Form 10-Q
period 1995-03-31
INDEPENDENT BANK CORP /MI/
filed 1995-05-15
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

Commission file number   0-7818

                         INDEPENDENT BANK CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                        38-2032782
- --------------------------------              ----------------------------------
 (State or jurisdiction of                       (I.R.S. Employer Identification
  Incorporation or Organization)                  Number)

           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (616) 527-9450
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- --------------------------------------------------------------------------------
     Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES __X__  NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at May 12, 1995
- --------------------------                  ------------------------------
Common stock, par value $1                             2,580,443

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                    Page
                                                                                  Number(s)
                                                                                  ---------

PART I -         Financial Information

Item 1.          Consolidated Statements of Financial Condition
                   March 31, 1995 and December 31, 1994                                  2

                 Consolidated Statements of Operations
                   Three-month periods ended March 31, 1995 and 1994                     3

                 Consolidated Statements of Cash Flows
                   Three-month periods ended March 31, 1995 and 1994                     4

                 Consolidated Statements of Shareholders' Equity
                   Three-month periods ended March 31, 1995 and 1994                     5

                 Notes to Interim Consolidated Financial Statements
                   Three-month periods ended March 31, 1995 and 1994                     6

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   7-12

PART II -        Other Information

Item 6.          Exhibits & Reports on Form 8-K                                         13


                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                          March 31,      December 31,
                                                                             1995           1994
                                                                         -------------- --------------
                                                                           (unaudited)
                                                                         -------------- --------------
Assets
Cash and Cash Equivalents
  Cash and due from banks                                                  $ 19,656,000   $ 22,869,000
  Federal funds sold                                                                           850,000
                                                                           ------------   ------------
                                      Total Cash and Cash Equivalents        19,656,000     23,719,000
                                                                           ------------   ------------
Interest bearing deposits                                                       200,000        200,000
Securities available for sale                                                51,119,000     52,756,000
Securities held to maturity (Fair value of $81,552,000 at March              80,516,000     80,954,000
  31,1995; $80,683,000 at December 31, 1994)
Real estate mortgage loans held for sale                                      2,170,000      5,933,000
Loans
  Commercial and agricultural                                               102,015,000    103,984,000
  Real estate mortgage                                                      180,242,000    166,794,000
  Installment                                                                69,402,000     65,947,000
                                                                           ------------   ------------
                                                          Total Loans       351,659,000    336,725,000
  Allowance for loan losses                                                  (5,147,000)    (5,054,000)
                                                                           ------------   ------------
                                                            Net Loans       346,512,000    331,671,000
Property and equipment, net                                                   9,499,000      9,493,000
Accrued income                                                                4,037,000      4,045,000
Other assets                                                                  8,596,000      7,440,000
                                                                           ------------   ------------
                                                         Total Assets      $522,305,000   $516,211,000
                                                                           ============   ============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                     $ 43,257,000   $ 48,641,000
  Savings and NOW                                                           236,090,000    227,137,000
  Time                                                                      135,736,000    133,693,000
                                                                           ------------   ------------
                                                       Total Deposits       415,083,000    409,471,000
Federal funds purchased                                                      23,000,000     13,900,000
Other borrowings                                                             34,751,000     47,741,000
Accrued expenses and other liabilities                                        7,076,000      4,788,000
                                                                           ------------   ------------
                                                    Total Liabilities       479,910,000    475,900,000
                                                                           ------------   ------------
Shareholders' Equity
  Common stock, $1.00 par value-14,000,000 shares authorized;
  issued and outstanding:  2,594,843 shares at March 31, 1995
  and 2,589,163 shares at December 31, 1994                                   2,595,000      2,589,000
  Capital surplus                                                            17,051,000     16,932,000
  Retained earnings                                                          23,845,000     22,910,000
  Net unrealized loss on securities available for sale, net of
    related tax effect                                                       (1,096,000)    (2,120,000)
                                                                           ------------   ------------
                                           Total Shareholders' Equity        42,395,000     40,311,000
                                                                           ------------   ------------
                           Total Liabilities and Shareholders' Equity      $522,305,000   $516,211,000
                                                                           ============   ============




See notes to interim consolidated financial statements.
                                       2

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               1995         1994
                                                                         -------------- --------------
                                                                                  (unaudited)
                                                                         -----------------------------
Interest Income
  Interest and fees on loans                                                $ 8,279,000    $ 6,759,000
  Securities
    Taxable                                                                   1,680,000      1,625,000
    Tax-exempt                                                                  438,000        432,000
  Federal funds sold                                                             12,000        185,000
  Other investments                                                               3,000         17,000
                                                                            -----------    -----------
                                                  Total Interest Income      10,412,000      9,018,000
                                                                            -----------    -----------
Interest Expense
  Deposits                                                                    2,956,000      2,992,000
  Other borrowings                                                              933,000        138,000
                                                                            -----------    -----------
                                                 Total Interest Expense       3,889,000      3,130,000
                                                                            -----------    -----------
                                                    Net Interest Income       6,523,000      5,888,000
Provision for loan losses                                                       159,000        126,000
                                                                            -----------    -----------
                    Net Interest Income After Provision for Loan Losses       6,364,000      5,762,000
                                                                            -----------    -----------
Non-interest Income
  Service charges on deposit accounts                                           462,000        447,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                                                    4,000        150,000
    Securities                                                                  (68,000)       196,000
  Other income                                                                  317,000        291,000
                                                                            -----------    -----------
                                              Total Non-interest Income         715,000      1,084,000
                                                                            -----------    -----------
Non-interest Expense
  Salaries and employee benefits                                              2,705,000      2,714,000
  Occupancy, net                                                                366,000        383,000
  Furniture and fixtures                                                        306,000        303,000
  Other expenses                                                              1,541,000      1,584,000
                                                                            -----------    -----------
                                             Total Non-interest Expense       4,918,000      4,984,000
                                                                            -----------    -----------
                                       Income Before Federal Income Tax       2,161,000      1,862,000
Federal income tax expense                                                      605,000        486,000
                                                                            -----------    -----------
                                                             Net Income     $ 1,556,000    $ 1,376,000
                                                                            ===========    ===========

Net Income Per Common Share                                                 $       .60    $       .52

Dividends Per Common Share
  Declared                                                                  $       .24    $       .20
  Paid                                                                              .20            .15





See notes to interim consolidated financial statements.

                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                                              Three months ended
                                                                                   March 31,
                                                                              1995           1994
                                                                         -------------- --------------
                                                                                   (unaudited)
                                                                         -----------------------------
Net Income                                                                 $  1,556,000   $  1,376,000
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                7,064,000     13,378,000
    Disbursements for loans held for sale                                    (3,297,000)   (13,377,000)
    Provision for loan losses                                                   159,000        126,000
    Deferred loan fees                                                          (96,000)      (141,000)
    Depreciation, amortization of intangible assets
      and premiums and accretion of discounts on
      investment securities and loans                                           591,000        142,000
    Net (gains) losses on sales of securities                                    68,000       (196,000)
    Net gains on sales of real estate mortgage loans                             (4,000)      (150,000)
    Net gains on sales of property and equipment                                               (20,000)
    (Increase) decrease in accrued income and other assets                   (1,214,000)       316,000
    Increase in accrued expenses and other liabilities                        2,003,000        974,000
                                                                           ------------   ------------
                                                       Total  Adjustments     5,274,000      1,052,000
                                                                           ------------   ------------
                                       Net Cash from Operating Activities     6,830,000      2,428,000
                                                                           ------------   ------------

Cash Flow from Investing Activities
  Proceeds from sales of securities available for sale                        3,055,000      9,002,000
  Proceeds from maturities of securities held to maturity                     1,140,000      3,820,000
  Principal payments received on securities available for sale                   46,000         73,000
  Principal payments received on securities held to maturity                  1,092,000      3,160,000
  Purchases of securities available for sale                                               (15,180,000)
  Purchases of securities held to maturity                                   (1,980,000)    (5,221,000)
  Portfolio loans made to customers net of principle payments received      (14,904,000)     2,553,000
  Capital expenditures                                                         (339,000)      (291,000)
  Proceeds from sales of property and equipment                                  14,000         30,000
                                                                           ------------   ------------
                                       Net Cash from Investing Activities   (11,876,000)    (2,054,000)
                                                                           ------------   ------------
Cash Flow from Financing Activities
  Net increase in total deposits                                              5,612,000      2,032,000
  Net increase (decrease) in short-term borrowings                           (3,890,000)     1,630,000
  Retirement of debt                                                                          (250,000)
  Dividends paid                                                               (515,000)      (357,000)
  Proceeds from issuance of common stock                                         16,000
  Repurchase of common stock                                                   (240,000)
                                                                           ------------   ------------
                                       Net Cash from Financing Activities       983,000      3,055,000
                                                                           ------------   ------------
                     Net Increase (Decrease) in Cash and Cash Equivalents    (4,063,000)     3,429,000
Cash and Cash Equivalents at Beginning of Period                             23,719,000     37,388,000
                                                                           ------------   ------------
                               Cash and Cash Equivalents at End of Period  $ 19,656,000   $ 40,817,000
                                                                           ============   ============


Cash paid during the period for:
  Interest                                                                    3,854,000      2,494,000
  Income taxes
Loans transferred to other real estate                                           37,000         63,000
Transfer of investment securities to available for
  sale classification                                                                       19,283,000

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity


                                                                               Three months ended
                                                                                   March 31,
                                                                              1995           1994
                                                                         -------------- --------------
                                                                                 (unaudited)
                                                                         -----------------------------
Balance at beginning of period                                              $40,311,000    $39,049,000
  Net income                                                                  1,556,000      1,376,000
  Cash dividends declared                                                      (622,000)      (525,000)
  Issuance of common stock                                                      366,000        347,000
  Repurchase of common stock                                                   (240,000)
  Net change in unrealized loss on securities
    available for sale, net of related tax effect                             1,024,000       (702,000)
                                                                            -----------    -----------
Balance at end of period                                                    $42,395,000    $39,545,000
                                                                            ===========    ===========





 See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 1995 and December 31, 1994, and the results of operations for the three-month periods ended March 31, 1995 and 1994.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $2,823,000 at March 31, 1995, and $2,834,000 at December 31, 1994. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This section presents Management's discussion and analysis of financial condition and results of operation for the Registrant and its bank subsidiaries (the "Banks"). Its purpose is to provide additional information that may be necessary to assess the consolidated financial statements contained elsewhere in this report. This section should be read in conjunction with the Registrant's 1994 Annual Report on Form 10-K.


                             FINANCIAL CONDITION

SUMMARY

         During the three months ended March 31, 1995, total loans ("Portfolio Loans") increased to $351.7 million from $336.7 million at December 31, 1994. Real estate mortgage loans account for approximately 90% of the $15 million increase in Portfolio Loans. Increases in Portfolio Loans were funded by an increase in total deposits and by decreases in cash and cash equivalents as well as securities available for sale.

         The $13.5 million increase in real estate mortgage loans is largely the result of continuing consumer demand for adjustable-rate and balloon loans and further reflects the ability of the Banks' to increase loan production in the absence of significant refinancing activity. (See "Asset/liability management".) In view of two recently established loan production offices and the addition of experienced real estate mortgage loan originators, Management anticipates further increases in real estate mortgage loan production.

         The $5.6 million increase in total deposits may be attributed to the seasonal cash management needs of municipalities served by the Banks. Management intends to fund anticipated declines in such municipal deposits with non deposit funds, including advances from the Federal Home Loan Bank. (See "Liquidity and capital resources.")


ASSET QUALITY

         The Registrant maintains a senior loan committee and provides certain commercial and retail loan services to the Banks. The Registrant also provides loan review and compliance services. The centralization of such administrative services provides the requisite controls required by the Registrant's decentralized management structure and also provides certain operating efficiencies.

         Total non-performing assets declined by $320,000 during the three-month period to $3,895,000 at March 31, 1995. The decrease principally reflects cash payments received on restructured loans. A portion of the decrease in other real-estate as well as corresponding increases in non-accrual loans and loans 90 days or more past due and still accruing interest is the result of implementing Statement of Financial Accounting Standards No. 114 "Accounting by creditors for Impairment of a Loan". As a result of the implementation of this standard, certain loans totaling

$165,000 that had been identified as in-substance foreclosed and reported as other real estate have been reclassified to the other non-performing asset categories.

                                   NON-PERFORMING ASSETS

                                                                March 31,        December 31,
                                                                  1995                1994
                                                               ------------       ------------
            Non-accrual loans                                    $2,209,000         $2,052,000
            Loans 90 days or more past due and
              still accruing interest                               349,000            254,000
            Restructured loans                                      265,000            528,000
                                                               ------------       ------------
                                 Total non-performing loans       2,823,000          2,834,000
            Other real estate                                     1,072,000          1,381,000
                                                               ------------       ------------
                                Total non-performing assets      $3,895,000         $4,215,000
                                                               ------------       ------------

            As a percent of total loans
              Total non-performing loans                               0.80%              0.84%
              Total non-performing assets                              1.11%              1.25%
            Allowance for loan losses as a percent of
              non-performing loans                                      182%               178%


         Impaired loans totaled approximately $1,700,000 at March 31, 1995. These loans included non-performing loans from the above table, other than homogeneous residential mortgage and installment loans, and an additional $100,000 of commercial and agricultural loans seperately identified as impaired. The average investment in impaired loans approximated $1,850,000 for the three month period ended March 31, 1995.

         Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when an impaired loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Cash receipts received on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans for the three month period ended March 31, 1995 approximated $15,000.

         Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of non-performing loans and loans that have been identified as impaired. Certain impaired loans with a balance of $530,000 had specific reserves, calculated in accordance with SFAS #114, of $160,000 at March 31, 1995.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                           March 31, 1995                December 31, 1994
                                 -----------------------------     -----------------------------
                                                   Percent of                        Percent of
                                  Allowance        Loans to         Allowance        Loans to
                                  Amount           Total Loans      Amount           Total Loans
                                 --------------   ------------     ------------     ------------
             Commercial and
               agricultural          $1,537,000        28.8%         $1,655,000         30.3%
             Real estate mortgage       167,000        51.6             177,000         50.4
             Installment                464,000        19.6             474,000         19.3
             Unallocated              2,979,000                       2,748,000
                                 --------------   ------------     ------------     ------------
                 Total               $5,147,000       100.0%         $5,054,000        100.0%
                                 --------------   ------------     ------------     ------------



         The provision for loan losses totaled $159,000 during the three months ended March 31, 1995, compared to $126,000 during the comparable period of 1994. During those same periods, loans charged against the allowance, net of recoveries, amounted to $66,000 and $91,000, respectively.

                                   ALLOWANCE FOR LOAN LOSSES

                                                                        Three months ended
                                                                            March 31,
                                                                       1995           1994
                                                                    ----------     ----------
            Balance at beginning of period                          $5,054,000     $5,053,000
            Additions (deduction)
              Provision charged to operating expense                   159,000        126,000
              Recoveries credited to allowance                         117,000        125,000
              Loans charged against the allowance                     (183,000)      (216,000)
                                                                    ----------     ----------
            Balance at end of period                                $5,147,000     $5,088,000
                                                                    ----------     ----------



LIQUIDITY AND CAPITAL RESOURCES

         Management views the ability to profitably deploy its capital or otherwise maintain financial leverage as a fundamental challenge. In addition to the Banks' loan origination efforts, the Registrant's share repurchase plan, implemented during 1994, and its dividend policies are integral components of Management's capital management strategies.

         The Banks' ability to generate Portfolio Loans currently exceeds the ability to profitably generate core deposits within the markets served by the branch networks. Accordingly, future increases in Portfolio Loans will likely require that the Banks continue to utilize non deposit funding sources, including advances from the Federal Home Loan Bank. (See "Asset/liability management.")

                                   CAPITAL RATIOS

                                                    March 31, 1995       December 31, 1994
                                                   ----------------      -----------------
              Equity capital                             8.12%                7.81%
              Tangible equity capital                    7.72                 7.40
              Primary capital                            9.01                 8.70
              Tangible primary capital                   8.62                 8.30
              Risk-based capital                        13.54                13.03



         Shareholders' equity totaled $42.4 million at March 31, 1995, compared to $40.3 million at December 31, 1994. The $2.1 million increase reflects earnings retention and a decrease in net unrealized losses on securities available for sale.

         Notwithstanding the increase in Portfolio Loans, shareholders' equity increased to 8.12% of total assets at March 31, 1995, compared to 7.81% at December 31, 1994. Excluding the impact of net unrealized losses on securities available for sale, shareholders' equity increased to 8.30% of total assets from 8.17%.


ASSET/LIABILITY MANAGEMENT

         The Bank's competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks have implemented strategies that utilize non deposit funding sources and employ pricing tactics that are intended to enhance the value of core deposits.

         The Banks continue to sell the majority of fixed-rate real estate loan production to mitigate exposure to changes in interest rates. Adjustable-rate and balloon products, however, currently comprise a substantial portion of demand for real estate loans. Although the retention of such rate-sensitive loans is consistent with Management's desire to maintain profitable leverage, the reduced volume of salable fixed-rate loans has had an adverse impact on non-interest income. (See "Non-interest income".)

         The Banks continue to maintain portfolios of U.S. Treasury notes that are included in securities available for sale. During the three months ended March 31, 1995, the Banks sold such securities with an aggregate market value of $3,055,000 compared to $9,002,000 during the comparable period of 1994. The decline in sales of securities available for sale reflects Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs.

                             RESULTS OF OPERATIONS

SUMMARY

         Net income totaled $1,556,000 during the three months ended March 31, 1995. The 13% increase from $1,376,000 during the comparable period of 1994 is the result of a $635,000 increase in net interest income that was partially offset by a decline in non-interest income.

         Key performance ratios for the three-month periods ended March 31, 1995 and 1994, are set forth below.

                   KEY PERFORMANCE RATIOS

                                                                             Three months
                                                                            ended March 31,
                                                                            1995       1994
                                                                            ----       ----
                   Return on
                     Average assets                                          1.23%     1.16%
                     Average equity                                         15.22     14.41

                   Earnings per common share                                 $.60      $.52


NET INTEREST INCOME

         Net interest income totaled $6,523,000 during the three months ended March 31, 1995. The 10.8% increase from $5,888,000 during the comparable period of 1994 principally reflects an increase in average earning assets. Average earning assets during those same periods were equal to $481,502,000 and $444,089,000, respectively.

         An increase in Portfolio Loans and loans held for sale as a percent of average earning assets also had a positive impact on net interest income. During the three months ended March 31, 1995 and 1994, Portfolio Loans and loans held for sale were equal to 72.3% and 63.3% of average earning assets, respectively.

         Net interest income was equal to 5.69% of average earning assets during the three-month period in 1995 compared to 5.58% during the comparable period of 1994. In addition to the increase in Portfolio Loans and loans held for sale, the implementation of new balance sheet and deposit pricing strategies at the Registrant's newest affiliate, Independent Bank East Michigan, also contributed to the increase.

         Net interest income as a percent of average earning assets declined, however, from 6.06% during the three months ended December 31, 1994. Management believes that a major portion of the 37 basis point decline is directly attributable to the implementation of balance sheet leverage strategies.

NON-INTEREST INCOME

         Non-interest income totaled $715,000 during the three months ended March 31, 1995. The $369,000 decline from $1,084,000 during the comparable period in 1994 is attributed to net losses on asset sales. Service charges on deposit accounts and other income for those same periods increased by $15,000 and $26,000, respectively.

         Net gains on the sale of real estate mortgage loans totaled $4,000 during the three months ended March 31, 1995, compared to net gains of $150,000 during the comparable period of 1994. The decrease partially reflects current consumer demand for adjustable-rate and balloon real estate mortgage loans and the corresponding decline in salable, fixed-rate real estate mortgage loans.

         The Banks realized net losses of $68,000 on the sale of securities available for sale during the three-month period in 1995, compared to net gains of $196,000 during the comparable period of 1994. Although future sales of securities available for sale will be dependent upon the Banks' asset/liability management needs and available reinvestment opportunities, Management anticipates that the Banks will realize additional losses during the remaining periods of 1995.




NON-INTEREST EXPENSE

         Total non-interest expense declined to $4,918,000 during the three months ended March 31, 1995, from $4,984,000 in 1994. The $66,000 decrease is principally attributed to the consolidation in 1994 as well as subsequent staffing reductions at Independent Bank East Michigan. Such efficiencies were, however, partially offset by increases in real estate mortgage loan origination commissions.



                 NET INTEREST INCOME AND SELECTED RATIOS

                                                                    Three months ended
                                                              March 31, 1995   March 31, 1994
                                                              --------------   --------------
                 Average earning assets (In thousands)           $481,502         $444,089

                 As a percent of average earning assets
                     Tax equivalent interest income                  8.97%            8.44%
                     Interest expense                                3.28             2.86
                     Tax equivalent net interest income              5.69             5.58

                 Average earning assets as a
                   percent of average assets                        93.97%           91.98%

                 Free-funds ratio                                   11.59            10.87


Item 6.  Exhibits & Reports on Form 8-K

      (a)        Exhibit Number & Description
                 Exhibit 27 - Financial Data Schedule

      (b)        Reports on Form 8-K
                 During the quarter ended March 31, 1995, there were no reports filed on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date             May 12, 1995       By   s/William R. Kohls
    ----------------------------      ----------------------------------------
                                             William R. Kohls, Principal
                                             Financial Officer

Date             May 12, 1995       By    s/James J. Twarozynski
    ----------------------------      ----------------------------------------
                                             James J. Twarozynski, Principal
                                             Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                   PAGE NO.
- -----------                       -----------                   --------

EX-27                             FINANCIAL DATA SCHEDULE