Form 10-Q
period 1995-06-30
INDEPENDENT BANK CORP /MI/
filed 1995-08-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

Commission file number   0-7818

                         INDEPENDENT BANK CORPORATION
                     _____________________________________
             (Exact name of registrant as specified in its charter)

            Michigan                                 38-2032782
     (State or jurisdiction of                  (I.R.S. Employer Identification
      Incorporation or Organization)             Number)

           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
                    (Address of principal executive offices)

                                 (616) 527-9450
              (Registrant's telephone number, including area code)

                                          NONE
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO
                                                                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at August 11, 1995
Common stock, par value $1                        2,574,593

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----
                                                                                               Page
                                                                                             Number(s)
                                                                                             ---------
PART I -         Financial Information
                 ---------------------

Item 1.          Consolidated Statements of Financial Condition
                   June 30, 1995 and December 31, 1994                                            2

                 Consolidated Statements of Operations
                   Three- and six-month periods ended June 30, 1995 and 1994                      3

                 Consolidated Statements of Cash Flows
                   Six-month periods ended June 30, 1995 and 1994                                 4

                 Consolidated Statements of Shareholders' Equity
                   Six-month periods ended June 30, 1995 and 1994                                 5

                 Notes to Interim Consolidated Financial Statements
                   Three- and six month periods ended June 30, 1995 and 1994                      6

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            7-12

PART II -        Other Information
                 -----------------

Item 4.          Submission of Matters to a Vote of Security-Holders                              13

Item 6.          Exhibits & Reports on Form 8-K                                                   13


                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                             June 30,      December 31,
                                                                              1995             1994
                                                                          --------------  --------------
                                                                             (unaudited)
                                                                          --------------  --------------
Assets
Cash and Cash Equivalents
  Cash and due from banks                                                  $  21,673,000  $  22,869,000
  Federal funds sold                                                                            850,000
                                                                           -------------  -------------
                                           Total Cash and Cash Equivalents    21,673,000     23,719,000
                                                                           -------------  -------------
Interest bearing deposits                                                        200,000        200,000
Securities available for sale                                                 43,985,000     52,756,000
Securities held to maturity (Fair value of $84,174,000 at June 30,
  1995; $80,683,000 at December 31, 1994)                                     82,177,000     80,954,000
Real estate mortgage loans held for sale                                       6,151,000      5,933,000
Loans
  Commercial and agricultural                                                107,630,000    103,984,000
  Real estate mortgage                                                       194,677,000    166,794,000
  Installment                                                                 77,139,000     65,947,000
                                                                           -------------  -------------
                                                               Total Loans   379,446,000    336,725,000
  Allowance for loan losses                                                   (5,210,000)    (5,054,000)
                                                                           -------------  -------------
                                                                 Net Loans   374,236,000    331,671,000
Property and equipment, net                                                    9,597,000      9,493,000
Accrued income                                                                 3,928,000      4,045,000
Other assets                                                                   6,631,000      7,440,000
                                                                           -------------  -------------
                                                              Total Assets $ 548,578,000  $ 516,211,000
                                                                           =============  =============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                     $  43,493,000  $  48,641,000
  Savings and NOW                                                            213,997,000    227,137,000
  Time                                                                       140,729,000    133,693,000
                                                                           -------------  -------------
                                                            Total Deposits   398,219,000    409,471,000
Federal funds purchased                                                       24,100,000     13,900,000
Other borrowings                                                              75,973,000     47,741,000
Accrued expenses and other liabilities                                         6,668,000      4,788,000
                                                                           -------------  -------------
                                                         Total Liabilities   504,960,000    475,900,000
                                                                           -------------  -------------
Shareholders' Equity
  Common stock, $1.00 par value-14,000,000 shares authorized;
  issued and outstanding:  2,574,593 shares at June 30, 1995
  and 2,589,163 shares at December 31, 1994                                    2,575,000      2,589,000
  Capital surplus                                                             16,566,000     16,932,000
  Retained earnings                                                           24,864,000     22,910,000
  Net unrealized loss on securities available for sale, net of
    related tax effect                                                          (387,000)    (2,120,000)
                                                                           -------------  -------------
                                                Total Shareholders' Equity    43,618,000     40,311,000
                                                                           -------------  -------------
                                Total Liabilities and Shareholders' Equity $ 548,578,000  $ 516,211,000
                                                                           =============  ==============





See notes to interim consolidated financial statements.
                                       2

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                    1995          1994             1995          1994
                                                  --------      -----------     -----------     ---------
                                                        (unaudited)                    (unaudited)
                                                  -------------------------     -------------------------
Interest Income
  Interest and fees on loans                      $ 9,115,000   $ 6,990,000     $17,394,000   $13,749,000
  Securities
    Taxable                                         1,620,000     1,691,000       3,300,000     3,330,000
    Tax-exempt                                        443,000       429,000         881,000       861,000
  Federal funds sold                                                120,000          12,000       305,000
  Other investments                                     3,000         3,000           6,000         6,000
                                                  -----------   -----------     -----------   -----------
                         Total Interest Income     11,181,000     9,233,000      21,593,000    18,251,000
                                                  -----------   -----------     -----------   -----------
Interest Expense
  Deposits                                          3,068,000     2,760,000       6,024,000     5,752,000
  Other borrowings                                  1,171,000       229,000       2,104,000       367,000
                                                  -----------   -----------     -----------   -----------
                        Total Interest Expense      4,239,000     2,989,000       8,128,000     6,119,000
                                                  -----------   -----------     -----------   -----------
                           Net Interest Income      6,942,000     6,244,000      13,465,000    12,132,000
Provision for loan losses                             159,000       126,000         318,000       252,000
                                                  -----------   -----------     -----------   -----------
                     Net Interest Income After
                     Provision for Loan Losses      6,783,000     6,118,000      13,147,000    11,880,000
                                                  -----------   -----------     -----------   -----------
Non-interest Income
  Service charges on deposit accounts                 485,000       475,000         947,000       922,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                        100,000        98,000         104,000       248,000
    Securities                                        (18,000)      (28,000)        (86,000)      168,000
  Other income                                        317,000       291,000         634,000       582,000
                                                  -----------   -----------     -----------   -----------
                     Total Non-interest Income        884,000       836,000       1,599,000     1,920,000
                                                  -----------   -----------     -----------   -----------
Non-interest Expense
  Salaries and employee benefits                    3,012,000     2,718,000       5,717,000     5,432,000
  Occupancy, net                                      364,000       325,000         730,000       708,000
  Furniture and fixtures                              328,000       336,000         634,000       639,000
  Other expenses                                    1,697,000     1,524,000       3,238,000     3,108,000
                                                  -----------   -----------     -----------   -----------
                    Total Non-interest Expense      5,401,000     4,903,000      10,319,000     9,887,000
                                                  -----------   -----------     -----------   -----------
              Income Before Federal Income Tax      2,266,000     2,051,000       4,427,000     3,913,000
Federal income tax expense                            630,000       583,000       1,235,000     1,069,000
                                                  -----------   -----------     -----------   -----------
                                    Net Income    $ 1,636,000   $ 1,468,000     $ 3,192,000   $ 2,844,000
                                                  ===========   ===========     ===========   ===========
Net Income Per Share                              $       .63   $       .56            1.23          1.08

Dividends Per Share
  Declared                                        $       .24   $       .20             .48           .40
  Paid                                                    .24           .20             .44           .35





See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                   Six months ended
                                                                                       June 30,
                                                                                 1995            1994
                                                                             -------------  -------------
                                                                                     (unaudited)
                                                                             ----------------------------
Net Income                                                                   $   3,192,000  $   2,844,000
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                  14,787,000     24,555,000
    Disbursements for loans held for sale                                      (14,901,000)   (25,308,000)
    Provision for loan losses                                                      318,000        252,000
    Deferred loan fees                                                             (54,000)      (222,000)
    Depreciation, amortization of intangible assets
      and premiums and accretion of discounts on
      investment securities and loans                                            1,091,000      1,301,000
    Net (gains) losses on sales of securities                                       86,000       (168,000)
    Net gains on sales of real estate mortgage loans                              (104,000)      (248,000)
    Net gains on sales of property and equipment                                                  (20,000)
    Decrease in accrued income and other assets                                    794,000        577,000
    Increase in accrued expenses and other liabilities                           1,234,000      1,044,000
                                                                             -------------  -------------
                                                         Total Adjustments       3,251,000      1,763,000
                                                                             -------------  -------------
                                        Net Cash from Operating Activities       6,443,000      4,607,000
                                                                             -------------  -------------
Cash Flow from Investing Activities
  Proceeds from sales of securities available for sale                          11,156,000     18,909,000
  Proceeds from maturities of securities held to maturity                        3,110,000      9,856,000
  Principal payments received on securities available for sale                      77,000        143,000
  Principal payments received on securities held to maturity                     2,464,000      5,490,000
  Purchases of securities available for sale                                                  (28,400,000)
  Purchases of securities held to maturity                                      (7,026,000)   (10,292,000)
  Portfolio loans made to customers net of principle payments received         (42,830,000)    (8,437,000)
  Capital expenditures                                                            (759,000)      (645,000)
  Proceeds from sales of property and equipment                                      4,000         30,000
                                                                             -------------  -------------
                                        Net Cash from Investing Activities     (33,804,000)   (13,346,000)
                                                                             -------------  -------------
Cash Flow from Financing Activities
  Net decrease in total deposits                                               (11,252,000)   (19,406,000)
  Net increase in short-term borrowings                                         38,432,000     18,640,000
  Retirement of debt                                                                             (500,000)
  Dividends paid                                                                (1,136,000)      (876,000)
  Proceeds from issuance of common stock                                            26,000
  Repurchase of common stock                                                      (755,000)
                                                                             -------------  -------------
                                        Net Cash from Financing Activities      25,315,000     (2,142,000)
                                                                             -------------  -------------
Net Decrease in Cash and Cash Equivalents                                       (2,046,000)   (10,881,000)
Cash and Cash Equivalents at Beginning of Period                                23,719,000     37,388,000
                                                                             -------------  -------------
                                Cash and Cash Equivalents at End of Period   $  21,673,000  $  26,507,000
                                                                             =============  =============

Cash paid during the period for:
  Interest                                                                       8,034,000      6,242,000
  Income taxes                                                                   1,075,000        900,000
Loans transferred to other real estate                                             146,000         96,000
Transfer of investment securities to available for
  sale classification                                                                          19,283,000

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity


                                                                                    Six months ended
                                                                                       June 30,
                                                                                  1995          1994
                                                                               -----------    -----------
                                                                                      (unaudited)
                                                                               --------------------------
Balance at beginning of period                                                 $ 40,311,000  $ 39,049,000
  Net income                                                                      3,192,000     2,844,000
  Cash dividends declared                                                        (1,239,000)   (1,052,000)
  Issuance of common stock                                                          376,000       347,000
  Repurchase of common stock                                                       (755,000)
  Net change in unrealized loss on securities
    available for sale, net of related tax effect                                 1,733,000    (1,191,000)
                                                                               ------------  ------------
Balance at end of period                                                       $ 43,618,000  $ 39,997,000
                                                                               ============  ============





See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 1995 and December 31, 1994, and the results of operations for the three- and six-month periods ended June 30, 1995 and 1994.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $2,819,000 at June 30, 1995, and $2,834,000 at December 31, 1994. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the six-month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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


                             FINANCIAL CONDITION

SUMMARY

         Loans ("Portfolio Loans") totaled $379.4 million at June 30, 1995, compared to $336.7 million at December 31, 1994. The $42.7 million increase in Portfolio Loans was funded by increases in federal funds purchased and other borrowed funds, principally advances from the Federal Home Loan Bank of Indianapolis ("FHLBI"). Utilization of such non deposit sources of funds is consistent with Management's intent to maintain profitable financial leverage and is an integral part of the Banks deposit pricing strategies. (See "Asset/liability management" and "Liquidity and capital resources".)

         Real estate mortgage loans increased by $27.9 million and account for approximately 65% of the $42.7 million increase in Portfolio Loans. In addition to consumer demand for adjustable-rate and balloon loans, the increase reflects two loan production offices that were established during the first quarter of 1995 as well as third-party loan originations. The $11.2 million increase in installment loans accounts for 26% of the increase in Portfolio Loans and partially reflects indirect automobile financing by two of the Banks.

         Total deposits declined during the six-month period to $398.2 million at June 30, 1995, from $409.5 million at December 31, 1994. Demand and savings deposits declined by $5.1 million and $13.1 million, respectively, and account for the $11.3 million decline in total deposits. The decline in such deposits largely reflects the seasonal cash management needs of the municipalities served by the Banks. The pending purchase of a branch facility by one of the Banks will provide an additional $17 million of core deposits and will extend that Bank's franchise into an attractive retail lending market.


ASSET QUALITY

         The Registrant provides certain commercial and retail loan services to the Banks, including credit analysis, underwriting and documentation services as well as loan review and compliance administration. The centralization of such administrative services provides the requisite controls required by the Registrant's decentralized management structure and also provides certain operating efficiencies.

         The Registrant also maintains a senior loan committee that consists of commercial loan services personnel as well as the Banks' presidents and senior lenders. This committee considers a variety of policy issues and reviews selected loan proposals prior to presentation to the respective Bank's board of directors.

         Total non-performing assets declined by $459,000 during the six-month period to $3,756,000 at June 30, 1995. The decrease principally reflects cash payments, including federal guarantees, received on restructured loans.

         A portion of the decrease in other real estate and a corresponding increase in non-accrual loans reflects the application of a new accounting standard. Pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS #114) loans totaling $50,000 that had been identified as in-substance foreclosed and previously reported as other real estate are currently disclosed as non-accrual loans.


                               NON-PERFORMING ASSETS

                                                            June 30,        December 31,
                                                             1995               1994
                                                           ----------        ---------
        Non-accrual loans                                    $2,235,000     $2,052,000
        Loans 90 days or more past due and
          still accruing interest                               323,000        254,000
        Restructured loans                                      261,000        528,000
                                                            -----------     ----------
                           Total non-performing loans         2,819,000      2,834,000
        Other real estate                                       937,000      1,381,000
                                                            -----------     ----------
                           Total non-performing assets       $3,756,000     $4,215,000
                                                            -----------     ----------
        As a percent of total loans
          Total non-performing loans                               0.74%          0.84%
          Total non-performing assets                              0.99%          1.25%
        Allowance for loan losses as a percent of
          non-performing loans                                      185%           178%

         Impaired loans totaled approximately $2,000,000 at June 30, 1995. In addition to certain non-performing loans, other than homogeneous residential mortgage and installment loans, contained in the table above, such impaired loans include commercial and agricultural loans totaling $100,000 that have been separately identified as impaired. The Banks' average investment in impaired loans approximated $1,900,000 during the six-month period ended June 30, 1995. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans for the three and six-month periods ended June 30, 1995, totaled approximately $10,000 and $25,000, respectively.

         The provision for loan losses totaled $318,000 during the six months ended June 30, 1995, compared to $252,000 during the comparable period of 1994. During those same periods, loans charged against the allowance, net of recoveries, amounted to $162,000 and $235,000, respectively.

                               ALLOWANCE FOR LOAN LOSSES

                                                                            Six months ended
                                                                                June 30,
                                                                           1995         1994
                                                                           ----         ----
               Balance at beginning of period                         $5,054,000      $5,053,000
               Additions (deduction)
                 Provision charged to operating expense                  318,000         252,000
                 Recoveries credited to allowance                        164,000         253,000
                 Loans charged against the allowance                    (326,000)       (488,000)
                                                                      ----------      ----------
               Balance at end of period                               $5,210,000      $5,070,000
                                                                      ----------      ----------

         Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of non-performing loans and loans that have been identified as loans of concern. At June 30, 1995, approximately 44% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 46% at December 31, 1994.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                      June 30, 1995                December 31, 1994
                               --------------------------     ----------------------------
                                               Percent of                       Percent of
                                Allowance       Loans to       Allowance         Loans to
                                 Amount        Total Loans      Amount          Total Loans
                               ----------      -----------     ---------        ----------
       Commercial and
         agricultural          $1,619,000        28.4%        $1,655,000           30.9%
       Real estate mortgage       161,000        51.3            177,000           49.5
       Installment                516,000        20.3            474,000           19.6
       Unallocated              2,914,000                      2,748,000
                               ----------       -----         ----------          -----
                      Total    $5,210,000       100.0%        $5,054,000          100.0%
                               ----------       -----         ----------          -----

LIQUIDITY AND CAPITAL RESOURCES

         Management views the ability to profitably deploy its capital or otherwise maintain financial leverage as a fundamental challenge. In addition to the Banks' loan origination efforts, the Registrant's share repurchase plan, implemented during 1994, and its dividend policies are integral components of Management's capital management strategies.

         The Banks' ability to generate Portfolio Loans currently exceeds the ability to profitably generate core deposits within the markets served by the branch networks. Accordingly, future increases in Portfolio Loans will likely require that the Banks continue to utilize non deposit funding sources, including advances from the FHLBI. (See "Asset/liability management.")

                               CAPITAL RATIOS

                                                 June 30, 1995       December 31, 1994
                                                 -------------       -----------------
           Equity capital                            7.95%                 7.81%
           Tangible equity capital                   7.58                  7.40
           Primary capital                           8.82                  8.70
           Tangible primary capital                  8.45                  8.30
           Risk-based capital                       12.97                 13.03

         Shareholders' equity totaled $43.6 million at June 30, 1995, compared to $40.3 million at December 31, 1994. The $3.3 million increase reflects the retention of earnings and a decrease in net unrealized losses on securities available for sale.

         Notwithstanding the $32.4 million increase in total assets, shareholders' equity increased to 7.95% of total assets at June 30, 1995, compared to 7.81% at December 31, 1994. Excluding the impact of net unrealized losses on securities available for sale, however, shareholders' equity decreased to 8.01% of total assets from 8.17%.

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

         The Banks continue to sell the majority of fixed-rate real estate loan production to mitigate exposure to changes in interest rates. Adjustable-rate and balloon products have recently comprised a substantial portion of demand for real estate loans. Although the retention of such rate-sensitive loans is consistent with Management's desire to maintain profitable leverage, the reduced volume of salable fixed-rate loans has had an adverse impact on non-interest income. (See "Non-interest income".)

         The Banks continue to maintain portfolios of U.S. Treasury notes that are included in securities available for sale. During the six months ended June 30, 1995, the Banks sold such securities with an aggregate market value of $11,156,000 compared to $18,909,000 during the comparable period of 1994. The decline in sales of securities available for sale reflects Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs.

                             RESULTS OF OPERATIONS

SUMMARY

         Net income increased to $1,636,000 during the three months ended June 30, 1995, from $1,468,000 during the comparable period of 1994. Net income for the six-month periods in 1995 and 1994 totaled $3,192,000 and $2,844,000, respectively. The increases in net income during both the three- and six-month periods principally reflect increases in net interest income.

         Key performance ratios for the three- and six month periods ended June 30, 1995 and 1994, are set forth below.

                                KEY PERFORMANCE RATIOS

                                             Three months             Six months
                                            ended June 30,           ended June 30,
                                           1995       1994         1995          1994
                                           ----       ----         ----          ----
          Return on
            Average assets                 1.25%      1.23%        1.24%         1.20%
            Average equity                15.24      14.95        15.23         14.69

          Earnings per common share        $.63       $.56        $1.23         $1.08


NET INTEREST INCOME

         Net interest income for both the three- and six-month periods of 1995 increased by approximately 11% from the comparable periods in 1994. Such increases in net interest income principally reflect similar increases in average earning assets that resulted from implementation of Management's strategies to maintain financial leverage.

         An increase in Portfolio Loans and loans held for sale as a percent of average earning assets also had a positive impact on net interest income. During the six months ended June 30, 1995 and 1994, Portfolio Loans and loans held for sale were equal to 73.3% and 65.3% of average earning assets, respectively. The Banks' funding strategies which compliment a stable base of core deposits with alternative funding sources also contributed to the increase in net interest income.


              NET INTEREST INCOME AND SELECTED RATIOS

                                                             Three months          Six months
                                                            ended June 30,        ended June 30,
                                                          1995        1994       1995         1994
                                                        --------     --------   --------     --------
              Average earning assets (In thousands)     $495,524     $442,017   $489,513     $443,104

              As a percent of average earning assets
                  Tax equivalent interest income            9.24%        8.58%      9.09%        8.51%
                  Interest expense                          3.43         2.71       3.35         2.78
                  Tax equivalent net interest income        5.81         5.87       5.74         5.72

              Average earning assets as a
                percent of average assets                  94.09%       92.15%     94.22%       92.36%

              Free-funds ratio                             11.44%       11.60%     11.29%       11.36%

NON-INTEREST INCOME

         Non-interest income totaled $884,000 during the three months ended June 30, 1995, compared to $836,000 during the comparable period in 1994. The $48,000 increase principally reflects increases in service charges on deposit accounts and other income that totaled $10,000 and $26,000, respectively.

         Non-interest income during the six months ended June 30, 1995, totaled $1,599,000. The $321,000 decrease from $1,920,000 during the comparable period of 1994 is attributable to a decline in net gains on asset sales.

         Net gains on the sale of real estate mortgage loans totaled $104,000 during the six months ended June 30, 1995, compared to $248,000 during the comparable period of 1994. The decrease principally reflects current consumer demand for adjustable-rate and balloon loans and the corresponding decline in salable, fixed-rate real estate mortgage loans.

         The Banks' realized net losses of $86,000 on the sale of securities available for sale during the six-month period in 1995, compared to net gains of $168,000 during the comparable period of 1994. (See "Asset/liability management".) Gross gains and losses during the six month period ending June 30, 1995, were $8,000 and $94,000, respectively. Future sales of securities available for sale will be dependent upon the Banks' asset/liability management needs and available reinvestment opportunities.

NON-INTEREST EXPENSE

         Non-interest expense totaled $5,401,000 and $10,319,000 during the three- and six-month periods of 1995, respectively. The increases from the comparable periods of 1994 principally reflect real estate mortgage loan commissions as well as the costs relating to the loan production offices that were established during the first quarter of 1995. An increase in incentive compensation accruals and certain costs relating to indirect automobile financing also contributed to the increase in non-interest expense.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards, No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights".

         SFAS #122 will require the banks to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired.

         Although earlier adoption is permitted, the banks will adopt the standard in 1995 as required. Based upon the Bank's present volume of loan sales, implementation will not have a material effect on the Registrants' financial statements.

Item 6.  Exhibits & Reports on Form 8-K

   (a) Exhibit Number & Description
       None.

   (b) Reports on Form 8-K
       During the quarter ended June 30, 1995, there were no reports filed on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date   August 11, 1995       By   s/ William R. Kohls
    --------------------       ---------------------------------------------
                                 William R. Kohls, Principal Financial
                                        Officer

Date   August 11, 1995       By  s/ James J. Twarozynski
    --------------------       ---------------------------------------------
                                 James J. Twarozynski, Principal
                                         Accounting Officer

                                EXHIBIT INDEX



                                                                 SEQUENTIALLY
 EXHIBIT                                                           NUMBERED
 NUMBER                           DESCRIPTION                        PAGE
 -------                          -----------                    ------------
  27          --             Financial Data Schedule