Form 10-Q
period 1995-09-30
INDEPENDENT BANK CORP /MI/
filed 1995-11-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

Commission file number   0-7818
                         ------

                         INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                   38-2032782
------------------------------------    ----------------------------------------
   (State or jurisdiction of                (I.R.S. Employer Identification
  Incorporation or Organization)                         Number)

           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                          NONE
--------------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES   X    NO
                                                                -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                            Outstanding at November 10, 1995
      --------------------------                                 --------------------------------
      Common stock, par value $1                                              2,709,038


                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----

                                                                                 Page
                                                                               Number(s)
                                                                               ---------

PART I -         Financial Information
                 ---------------------

Item 1.          Consolidated Statements of Financial Condition
                   September 30, 1995 and December 31, 1994                        2

                 Consolidated Statements of Operations
                   Three- and nine-month periods ended September 30, 1995 and 1994 3

                 Consolidated Statements of Cash Flows
                   Nine-month periods ended September 30, 1995 and 1994            4

                 Consolidated Statements of Shareholders' Equity
                   Nine-month periods ended September 30, 1995 and 1994            5

                 Notes to Interim Consolidated Financial Statements
                 Three- and nine-month periods ended September 30, 1995
                 and 1994                                                          6

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             7-13

PART II -        Other Information
                 -----------------

Item 6.          Exhibits & Reports on Form 8-K                                   14


                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                            September 30,    December 31,
                                                                                1995             1994
                                                                            -------------  --------------
                                                                             (unaudited)
                                                                            -------------  --------------

Assets
Cash and Cash Equivalents
  Cash and due from banks                                                   $  18,368,000  $   22,869,000
  Federal funds sold                                                                              850,000
                                                                            -------------  --------------
                                           Total Cash and Cash Equivalents     18,368,000      23,719,000
                                                                            -------------  --------------
Interest bearing deposits                                                         200,000         200,000
Securities available for sale                                                  42,197,000      52,756,000
Securities held to maturity (Fair value of $82,923,000 at September
  30, 1995; $80,683,000 at December 31, 1994)                                  80,537,000      80,954,000
Real estate mortgage loans held for sale                                        4,782,000       5,933,000
Loans
  Commercial and agricultural                                                 109,607,000     103,984,000
  Real estate mortgage                                                        220,960,000     166,794,000
  Installment                                                                  81,710,000      65,947,000
                                                                            -------------  --------------
                                                               Total Loans    412,277,000     336,725,000
  Allowance for loan losses                                                    (5,249,000)     (5,054,000)
                                                                            -------------  --------------
                                                                 Net Loans    407,028,000     331,671,000
Property and equipment, net                                                     9,833,000       9,493,000
Accrued income                                                                  4,505,000       4,045,000
Other assets                                                                    7,538,000       7,440,000
                                                                            -------------  --------------
                                                              Total Assets  $ 574,988,000  $  516,211,000
                                                                            =============  ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                      $  46,958,000  $   48,641,000
  Savings and NOW                                                             211,990,000     227,137,000
  Time                                                                        149,578,000     133,693,000
                                                                            -------------  --------------
                                                            Total Deposits    408,526,000     409,471,000
Federal funds purchased                                                        21,000,000      13,900,000
Other borrowings                                                               93,304,000      47,741,000
Accrued expenses and other liabilities                                          7,252,000       4,788,000
                                                                            -------------  --------------
                                                         Total Liabilities    530,082,000     475,900,000
                                                                            -------------  --------------
Shareholders' Equity
  Common stock, $1.00 par value-14,000,000 shares authorized;
  issued and outstanding:  2,705,724 shares at September 30, 1995
  and 2,589,163 shares at December 31, 1994                                     2,706,000       2,589,000
  Capital surplus                                                              19,998,000      16,932,000
  Retained earnings                                                            22,528,000      22,910,000
  Net unrealized loss on securities available for sale, net of
    related tax effect                                                           (326,000)     (2,120,000)
                                                                            -------------  --------------
                                                Total Shareholders' Equity     44,906,000      40,311,000
                                                                            -------------  --------------
                                Total Liabilities and Shareholders' Equity  $ 574,988,000  $  516,211,000
                                                                            =============  ==============







See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    1995          1994             1995          1994
                                                    ----          ----             ----          ----
                                                        (unaudited)                    (unaudited)
                                                    ------------------             ------------------

Interest Income
  Interest and fees on loans                    $   9,976,000  $  7,399,000   $  27,370,000 $  21,148,000
  Securities
    Taxable                                         1,508,000     1,678,000       4,808,000     5,008,000
    Tax-exempt                                        447,000       429,000       1,328,000     1,290,000
  Federal funds sold                                    7,000        29,000          19,000       334,000
  Other investments                                     3,000         5,000           9,000        11,000
                                                -------------  ------------    ------------ -------------
                         Total Interest Income     11,941,000     9,540,000      33,534,000    27,791,000
                                                -------------  ------------    ------------ -------------
Interest Expense
  Deposits                                          3,169,000     2,645,000       9,193,000     8,397,000
  Other borrowings                                  1,584,000       431,000       3,688,000       798,000
                                                -------------  ------------    ------------ -------------
                        Total Interest Expense      4,753,000     3,076,000      12,881,000     9,195,000
                                                -------------  ------------    ------------ -------------
                           Net Interest Income      7,188,000     6,464,000      20,653,000    18,596,000
Provision for loan losses                             159,000       108,000         477,000       360,000
                                                -------------  ------------    ------------ -------------
                     Net Interest Income After
                     Provision for Loan Losses      7,029,000     6,356,000      20,176,000    18,236,000
                                                -------------  ------------    ------------ -------------
Non-interest Income
  Service charges on deposit accounts                 492,000       492,000       1,439,000     1,414,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                        301,000        71,000         405,000       319,000
    Securities                                        (24,000)      (58,000)       (110,000)      110,000
  Other income                                        288,000       279,000         922,000       861,000
                                                -------------  ------------    ------------ -------------
                     Total Non-interest Income      1,057,000       784,000       2,656,000     2,704,000
                                                -------------  ------------    ------------ -------------
Non-interest Expense
  Salaries and employee benefits                    3,186,000     2,715,000       8,903,000     8,147,000
  Occupancy, net                                      405,000       355,000       1,135,000     1,063,000
  Furniture and fixtures                              341,000       295,000         975,000       934,000
  Other expenses                                    1,646,000     1,568,000       4,884,000     4,676,000
                                                -------------  ------------    ------------ -------------
                    Total Non-interest Expense      5,578,000     4,933,000      15,897,000    14,820,000
                                                -------------  ------------    ------------ -------------
              Income Before Federal Income Tax      2,508,000     2,207,000       6,935,000     6,120,000
Federal income tax expense                            713,000       630,000       1,948,000     1,699,000
                                                -------------  ------------    ------------ -------------
                                    Net Income  $   1,795,000  $  1,577,000    $  4,987,000 $   4,421,000
                                                =============  ============    ============ =============
Net Income Per Share                            $         .66  $        .57   $        1.83 $        1.60

Dividends Per Share

  Declared                                      $        .229  $       .190   $        .686 $        .571
  Paid                                                   .229          .190            .648          .524





See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                 1995            1994
                                                                                 ----            ----
                                                                                     (unaudited)
                                                                                 --------------------
Net Income                                                                  $    4,987,000 $    4,421,000
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                  33,439,000     32,779,000
    Disbursements for loans held for sale                                      (31,883,000)   (32,475,000)
    Provision for loan losses                                                      477,000        360,000
    Deferred loan fees                                                              23,000       (204,000)
    Depreciation, amortization of intangible assets
      and premiums and accretion of discounts on
      investment securities and loans                                            1,679,000      1,904,000
    Net (gains) losses on sales of securities                                      110,000       (110,000)
    Net gains on sales of real estate mortgage loans                              (405,000)      (319,000)
    Net gains on sales of property and equipment                                    (8,000)       (20,000)
    (Increase) decrease in accrued income and other assets                        (743,000)       164,000
    Increase in accrued expenses and other liabilities                           1,993,000      1,298,000
                                                                              ------------  -------------
                                                         Total Adjustments       4,682,000      3,377,000
                                                                              ------------  -------------
                                        Net Cash from Operating Activities       9,669,000      7,798,000
                                                                              ------------  -------------
Cash Flow from Investing Activities
  Net decrease in interest bearing deposits                                                       200,000
  Proceeds from sales of securities available for sale                          13,152,000     23,033,000
  Proceeds from maturities of securities held to maturity                       10,925,000     20,296,000
  Principal payments received on securities available for sale                     863,000        215,000
  Principal payments received on securities held to maturity                     3,867,000      7,424,000
  Purchases of securities available for sale                                                  (30,400,000)
  Purchases of securities held to maturity                                     (15,715,000)   (17,795,000)
  Portfolio loans made to customers net of principle payments received         (75,788,000)   (26,958,000)
  Acquisition of branch office                                                  13,949,000
  Capital expenditures                                                          (1,187,000)      (959,000)
  Proceeds from sales of property and equipment                                     54,000         30,000
                                                                              ------------  -------------
                                        Net Cash from Investing Activities     (49,880,000)   (24,914,000)
                                                                              ------------  -------------
Cash Flow from Financing Activities
  Net decrease in total deposits                                               (15,371,000)   (24,076,000)
  Net increase in short-term borrowings                                         52,663,000     29,085,000
  Retirement of debt                                                                             (750,000)
  Dividends paid                                                                (1,758,000)    (1,400,000)
  Proceeds from issuance of common stock                                            81,000
  Repurchase of common stock                                                      (755,000)      (457,000)
                                                                              ------------  -------------
                                        Net Cash from Financing Activities      34,860,000      2,402,000
                                                                              ------------  -------------
Net Decrease in Cash and Cash Equivalents                                       (5,351,000)   (14,714,000)
Cash and Cash Equivalents at Beginning of Period                                23,719,000     37,388,000
                                                                              ------------  -------------
                                Cash and Cash Equivalents at End of Period    $ 18,368,000  $  22,674,000
                                                                              ============  =============
Cash paid during the period for:
  Interest                                                                      12,530,000      9,501,000
  Income taxes                                                                   2,150,000      1,691,000

Loans transferred to other real estate                                             367,000        246,000
Transfer of investment securities to available for
  sale classification                                                                    0     19,283,000

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity


                                                                                  Nine months ended
                                                                                    September 30,
                                                                                  1995          1994
                                                                                  ----          ----
                                                                                      (unaudited)
                                                                                  ------------------
Balance at beginning of period                                               $   40,311,000  $  39,049,000
  Net income                                                                      4,987,000      4,421,000
  Cash dividends declared                                                        (1,861,000)    (1,571,000)
  Issuance of common stock                                                          430,000        347,000
  Repurchase of common stock                                                       (755,000)      (457,000)
  Net change in unrealized loss on securities
    available for sale, net of related tax effect                                 1,794,000     (1,659,000)
                                                                             --------------  -------------
Balance at end of period
                                                                             $   44,906,000  $  40,130,000
                                                                             ==============  =============





See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 1995 and December 31, 1994, and the results of operations for the three- and nine-month periods ended September 30, 1995 and 1994.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $3,199,000 at September 30, 1995, and $2,834,000 at December 31, 1994. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This section presents Management's discussion and analysis of financial condition and results of operation for the Registrant and its bank subsidiaries (the "Banks"). Its purpose is to provide additional information that may be necessary to assess the consolidated financial statements contained elsewhere in this report. This section should be read in conjunction with the Registrant's 1994 Annual Report on Form 10- K.


                              FINANCIAL CONDITION

SUMMARY

         Assets totaled $575.0 million at September 30, 1995, compared to $516.2 million at December 31, 1994. The 11.4% increase in total assets is the result of an increase in loans that reflects implementation of Management's strategies to profitably deploy capital and enhance financial leverage. (See "Liquidity and capital resources".)

         Loans, excluding real estate mortgage loans held for sale, ("Portfolio Loans") increased by 22.4% to $412.3 million during the nine months ended September 30, 1995. Real estate mortgage loans increased by $54.2 million and account for approximately 72% of the $75.6 million increase in Portfolio Loans. The increase in real estate mortgage loans reflects the establishment of two loan production offices during the first quarter of 1995. Installment loans increased by $15.8 million and accounts for 21% of the increase in Portfolio Loans. The increase in such loans partially reflects indirect automobile financing by two of the Banks.

         Notwithstanding the acquisition of a branch office (See
"Acquisitions"), total deposits at September 30, 1995, were largely unchanged from December 31, 1994. In addition to industry-wide trends, the decline in such deposits largely reflects the seasonal cash management needs of the municipalities served by the Banks.

         The Banks have utilized federal funds and other borrowings to fund the increase in Portfolio Loans. The use of such non deposit funds compliments the Banks' core deposits and is integral to Management's deposit pricing strategies. Such non-deposit funds are also structured to compliment the banks asset/liability needs and may further serve to reduce interest rate risk. (See "Asset/Liability Management".)


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

         The Registrant also maintains a senior loan committee that consists of commercial loan services personnel as well as the Banks' presidents and senior lenders. This committee considers policy issues and reviews certain loan proposals prior to presentation to the respective Bank's board of directors.

         Although total non-performing assets declined during the nine-month period, loans ninety days or more past due and still accruing interest increased to $759,000 at September 30, 1995, from $254,000 at December 31, 1994. A portion of the $505,000 increase in such loans reflects certain credits that have been renewed on substantially similar terms since September 30, 1995, and do not represent any unusual risk of loss.


         NON-PERFORMING ASSETS

                                                              September 30,       December 31,
                                                                   1995               1994
                                                              -------------       ------------
         Non-accrual loans                                      $2,180,000         $2,052,000
         Loans 90 days or more past due and
           still accruing interest                                 759,000            254,000
         Restructured loans                                        260,000            528,000
                                                              ------------        -----------
                                Total non-performing loans       3,199,000          2,834,000
         Other real estate                                         895,000          1,381,000
                                                              ------------        -----------
                               Total non-performing assets      $4,094,000         $4,215,000
                                                              ============        ===========

         As a percent of total loans
           Total non-performing loans                                0.78%              0.84%
           Total non-performing assets                               0.99%              1.25%
         Allowance for loan losses as a percent of
           non-performing loans                                       164%               178%



         Impaired loans totaled approximately $2,200,000 at September 30, 1995. In addition to certain non-performing loans contained in the table above, such impaired loans include commercial and agricultural loans totaling $100,000 that have been separately identified as impaired. The Banks' average investment in impaired loans was approximately $2,000,000 during the nine-month period ended September 30, 1995. Interest income recognized on impaired loans for the three and nine-month periods ended September 30, 1995, totaled approximately $15,000 and $40,000, respectively.

         The provision for loan losses totaled $477,000 during the nine months ended September 30, 1995, compared to $360,000 during the comparable period of 1994. During those same periods, loans charged against the allowance, net of recoveries, amounted to $282,000 and $361,000, respectively.

            ALLOWANCE FOR LOAN LOSSES

                                                                         Nine months ended
                                                                           September 30,
                                                                      1995             1994
                                                                      ----             ----
            Balance at beginning of period                          $5,054,000       $5,053,000
            Additions (deduction)
              Provision charged to operating expense                   477,000          360,000
              Recoveries credited to allowance                         245,000          333,000
              Loans charged against the allowance                     (527,000)        (694,000)
                                                                    ----------       ----------
            Balance at end of period                                $5,249,000       $5,052,000
                                                                    ==========       ==========


        Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience, the level of non-performing loans and loans that have been identified as loans of concern. Certain impaired loans with a balance of approximately $500,000 had specific allocations, calculated in accordance with SFAS #114, totaling approximately $100,000 at September 30, 1995. At September 30, 1995, approximately 44% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 46% at December 31, 1994.

          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        September 30, 1995                December 31, 1994
                                   ---------------------------       ---------------------------
                                                    Percent of                        Percent of
                                   Allowance         Loans to        Allowance         Loans to
                                     Amount         Total Loans        Amount         Total Loans
                                   -----------      -----------      ---------        -----------
          Commercial and
            agricultural            $1,570,000           26.6  %      $1,655,000           30.9  %
          Real estate mortgage         169,000           53.6            177,000           49.5
          Installment                  556,000           19.8            474,000           19.6
          Unallocated                2,954,000                         2,748,000
                                   -----------         ---------      ----------          --------
                            Total   $5,249,000          100.0  %      $5,054,000          100.0  %
                                   ===========         =========      ==========          ========

LIQUIDITY AND CAPITAL RESOURCES

         Management views its ability to profitably deploy capital or otherwise maintain financial leverage as a prerequisite to the Registrant's continued success. The Banks' ability to originate Portfolio Loans and access non deposit funding sources has provided adequate means to maintain financial leverage during 1995. (See "Asset/liability management.") The Registrant's share repurchase plan, implemented during 1994, and its dividend policies, however, remain integral components of Management's capital management strategies.


            CAPITAL RATIOS
                                               September 30, 1995       December 31, 1994
                                               ------------------       -----------------
            Equity capital                           7.81%                     7.81%
            Tangible equity capital                  7.42                      7.40
            Primary capital                          8.67                      8.70
            Tangible primary capital                 8.29                      8.30
            Risk-based capital                      12.48                     13.03


         Shareholders' equity totaled $44.9 million at September 30, 1995, compared to $40.3 million at December 31, 1994. The $4.6 million increase reflects the retention of earnings and a decrease in net unrealized losses on securities available for sale.

         Notwithstanding the $58.8 million increase in total assets, shareholders' equity was equal to 7.81% of total assets at September 30, 1995, unchanged from December 31, 1994. Excluding the impact of net unrealized losses on securities available for sale, however, shareholders' equity declined to 7.86% of total assets from 8.17%.


ASSET/LIABILITY MANAGEMENT

         The Bank's competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks continue to employ pricing tactics that are intended to enhance the value of core deposits and rely on strategies that utilize federal funds and other borrowings, principally advances from the Federal Home Loan Bank ("FHLBI"), to fund increases in Portfolio Loans. (See "Net interest income".)

         The retention of fixed-rate real estate mortgage loans is not consistent with the Banks' asset/liability needs and the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may, however, be profitably funded with FHLBI advances and the retention of such loans is a principal focus of Management's effort to maintain financial leverage. (See "Non interest income".)

         The Banks continue to maintain portfolios of U.S. Treasury notes that are included in securities available for sale. During the nine months ended September 30, 1995, the Banks sold such securities with an aggregate market value of $13,152,000 compared to $23,033,000 during the comparable period of 1994. The decline in sales of securities available for sale reflects Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs.

                             RESULTS OF OPERATIONS
SUMMARY

         Net income increased to $1,795,000 during the three months ended September 30, 1995, from $1,577,000 during the comparable period of 1994. Net income for the nine-month periods in 1995 and 1994 totaled $4,987,000 and $4,421,000, respectively. The increases in net income during both the three- and nine-month periods principally reflect increases in net interest income.

         Key performance ratios for the three- and nine-month periods ended September 30, 1995 and 1994, are set forth below.

          KEY PERFORMANCE RATIOS
                                             Three months              Nine months
                                          ended September 30,      ended September 30,
                                           1995        1994         1995        1994
                                           ----        ----         ----        ----
          Return on
            Average assets                  1.28 %      1.31  %     1.26 %       1.23 %
            Average equity                 16.07       15.58       15.60        15.00

          Earnings per common share         $.66        $.57       $1.83        $1.60

NET INTEREST INCOME

         Increases in net interest income from the comparable periods in 1994 principally reflect increases in average earning assets. Although the implementation of strategies to enhance financial leverage has diluted tax equivalent net interest income as a percent of average earning assets, Management estimates that such strategies have contributed approximately $500,000 and $1,500,000 to net interest income during the three- and nine-month periods, respectively.



         NET INTEREST INCOME AND SELECTED RATIOS

                                                         Three months              Nine months
                                                     ended September 30,        ended September 30,
                                                      1995          1994        1995          1994
                                                      ----          ----        ----          ----
         Average earning assets (In thousands)      $524,797      $443,261    $501,274      $443,156

         As a percent of average earning assets
             Tax equivalent interest income            9.20%         8.74%       9.13%         8.59%
             Interest expense                          3.59          2.75        3.44          2.77
             Tax equivalent net interest income        5.61          5.98        5.69          5.81

         Average earning assets as a
           percent of average assets                  94.51%        92.62%      94.34%        92.36%

         Free-funds ratio                             11.74%        11.91%      11.44%        11.46%


         An increase in Portfolio Loans and loans held for sale as a percent of average earning assets also had a positive impact on net interest income. During the nine months ended September 30, 1995 and 1994, Portfolio Loans and loans held for sale were equal to 74.4% and 67.2% of average earning assets, respectively.


NON-INTEREST INCOME

         Excluding the impact of gains and losses on the sale of real estate mortgage loans and securities available for sale, non-interest income during the three and nine months ended September 30, 1995, was largely unchanged from the corresponding periods of 1994. Excluding such gains and losses, non-interest income totaled $780,000 and $771,000, respectively, during the three-month periods in 1995 and 1994. Excluding such gains and losses during the nine-month periods of 1995 and 1994, non-interest income would have totaled $2,361,000 and $2,275,000, respectively.

         Net gains on the sale of real estate mortgage loans totaled $301,000 during the three months ended September 30, 1995, compared to $71,000 during the comparable period of 1994. During the nine months ended September 30, 1995 and 1994, the Banks realized gains totaling $405,000 and $319,000, respectively. Gains on the sale of such real estate mortgage loans during future accounting periods will be largely dependent on the banks ability to originate such loans, which may be dependent upon economic conditions, as well as competitive factors and other considerations.

                                        Three months ended               Nine months ended
                                           September 30,                   September 30,
                                      1995            1994            1995            1994
                                    --------------------------     ---------------------------

Mortgage loan originations          55,900,000      27,300,000     118,100,000      69,500,000
Mortgage loan sales                 18,653,000       8,224,000      33,439,000      32,779,000
Gain on the sale of
  mortgage loans                       301,000          71,000         405,000         319,000
Percent of mortgage loan
  gains to mortgage loan sales         1.61%            .86%           1.21%            .97%

         The Banks' realized net losses of $110,000 on the sale of securities available for sale during the nine-month period in 1995, compared to net gains of $110,000 during the comparable period of 1994. (See "Asset/liability management".) Gross realized gains and losses during the nine month period ending September 30, 1995, were $7,000 and $117,000 respectively. Future sales of securities available for sale will be dependent upon the Banks' asset/liability management needs and available reinvestment opportunities.

NON-INTEREST EXPENSE

         From the comparable periods in 1994, non-interest expense increased by 13.1% to $5,578,000 and by 7.3% to $15,897,000, during the three- and nine-month periods, respectively. The banks recognized an approximate $240,000 decrease in FDIC deposit insurance premiums during the three-month period in 1995. This decrease was offset, however, by increases in salaries and benefits, principally commissions and other salaries that relate to the origination of real estate mortgage loans. These expenses account for more than 70% of the increase in total non- interest expense during both periods. An increase in incentive compensation accruals and a provision for environmental remediation also contributed to the increase in non-interest expense.

         Two properties, originally classified as other real estate, are in the process of environmental remediation. These two properties were covered under the Michigan Underground Storage Tank Financial Assurance fund, "MUSTFA". MUSTFA announced that it would not fund claims filed after June 29, 1995. Accordingly, the banks have provided for substantially all remaining costs to remediate these properties, as estimated by environmental engineers retained by the banks.

ACQUISITIONS

         On August 28, 1995, one of the Banks purchased certain real and personal property, and assumed deposit liabilities associated with a branch facility located in Clio, Michigan. On the date of closing, the branch had deposits of $14.4 million.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In May 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights".

         SFAS #122 will require the banks to prospectively recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. This statement will also require the banks to assess these mortgage servicing rights for impairment based on the fair value of those rights.

         Although earlier adoption is permitted, the banks will adopt the standard in 1996 as required. Based upon the Bank's present volume of loan sales, implementation will not have a material effect on the Registrants' financial statements.

 Item 6. Exhibits & Reports on Form 8-K

     (a) Exhibit Number & Description
         None.

     (b) Reports on Form 8-K
         During the quarter ended September 30, 1995, there were no reports filed on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date       November 10, 1995                    By  /s/ William R. Kohls
       --------------------------                  --------------------------
                                                    William R. Kohls, Principal
                                                          Financial Officer

Date       November 10, 1995                    By  /s/ James J. Twarozynski
       --------------------------                  --------------------------
                                                    James J. Twarozynski,
                                                          Principal Accounting
                                                          Officer

                                EXHIBIT INDEX



                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                  DESCRIPTION                             PAGE
-------                -------------                        ------------
27      --              Financial Data Schedule
