Form 10-K405
period 1995-12-31
INDEPENDENT BANK CORP /MI/
filed 1996-03-28
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
from              to
    --------------  -------------

Commission file Number                      0-7818
                      --------------------------------------------------------

                          INDEPENDENT BANK CORPORATION
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   MICHIGAN                                    38-2032782
---------------------------------------------   -------------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. employer identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan                    48846
------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (616)    527-9450
                                                  ----------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 Par Value
------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (For this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates.)

                 Common Stock, $1.00 Par Value - $66,474,688
-------------------------------------------------------------------------------
(Based on $28.00 per common share, the last reported sales price on the Nasdaq National Market System on March 22, 1996. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $1.00 par value - 2,722,722 shares at March 22, 1996

Documents incorporated by reference

Portions of the Registrant's definitive proxy statement, and appendix thereto, dated March 15, 1996, relating to its April 16, 1996 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Form 10-K.

                      The Exhibit Index appears on Page 19

                                     PART I

ITEM 1. BUSINESS

Independent Bank Corporation (the "Registrant") was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns the outstanding stock of four banks (the "Banks") which are all organized under the laws of the State of Michigan.

Aside from the stock of the Banks, the Registrant has no other substantial assets. The Registrant conducts no business except for the provision of certain management and operational services to the Banks, the collection of fees and dividends from the Banks and the payment of dividends to the Registrant's shareholders. Certain employee retirement plans (including an employee stock ownership plan and a deferred compensation plan) as well as health and other insurance programs have been established by the Registrant. The proportional costs of these plans are borne by each of the Banks.

The Registrant and the Banks have no material patents, trademarks, licenses or franchises except the corporate franchises of the Banks which permit them to engage in commercial banking pursuant to Michigan law.

The following table shows each of the Banks and their total loans and deposits as of December 31, 1995:


                     Main
                    Office       Total         Total
Bank               Location     Deposits       Loans
----               --------   ------------  ------------
Independent Bank    Ionia     $122,497,000  $128,321,000

Independent Bank
 West Michigan      Rockford   115,214,000   144,074,000

Independent Bank
 South Michigan      Leslie     93,691,000    89,624,000

Independent Bank
 East Michigan        Caro      82,867,000    72,072,000

Independent Bank (formerly First Security Bank) affiliated with the Registrant on June 1, 1974. Independent Bank West Michigan is the result of a merger in 1985 of the First State Bank of Newaygo (acquired December 16, 1974), the Western State Bank, Howard City (acquired February 7, 1977), and the Bank of Rockford (organized by the Registrant as a new bank on August 18, 1975). Independent Bank South Michigan is the result of the merger in 1985 of the Peoples Bank of Leslie (acquired February 16, 1981) and the Olivet State Bank (acquired on October 16, 1979). Independent Bank East Michigan is the result of the consolidation of the former American Home Bank (acquired October 8, 1993), Pioneer Bank (acquired October 15, 1993) and The Kingston State Bank (acquired March 7, 1994).

The Banks transact business in the single industry segment of commercial banking. Most of the Banks' offices provide full service lobby and drive-in services in the communities which they serve. Automatic teller machines are also provided at most locations.

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and deposit box services. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their four main offices and a total of 31 branch and 5 loan production offices.

The financial services industry continues to be highly competitive. Banks and bank holding companies compete not only with each other, but with savings and loan associations, money market mutual funds, credit unions, securities dealers, providers of insurance and annuity fund products and investment bankers. Principally located in rural communities, the Banks face limited competition within certain of their primary markets. Within these markets, however, the Banks compete with depository institutions in nearby communities, some of which are affiliated with financial institutions that have significantly greater resources than that of the Registrant.

Price (the interest charged on loans and/or paid on deposits) remains a principal means of competition within the financial services industry. The Banks also compete on the basis of service and convenience, utilizing the strengths and benefits of the Registrant's decentralized structure.

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:


                                  1995     1994     1993
                                  ----     ----     ----
Interest and fees on loans          76.1%    71.1%    68.3%
Other interest income               16.3     21.3     21.5
Non-interest income                  7.6      7.6     10.2
                                   ------   -----    -----
                                   100.0%   100.0%   100.0%
                                   =====    =====    =====

As of December 31, 1995, the Registrant and the Banks had 325 full-time employees and 117 part-time employees.

Supervision and Regulation

Registered under the Bank Holding Company Act, as amended (the "Act"), the Registrant is subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a result, the Registrant is required to file with the Federal Reserve Board annual and quarterly reports and other information regarding its business operations and those of the Banks. The Registrant and the Banks are also subject to examination by the Federal Reserve Board.

The Act requires a bank holding company to obtain approval of the Federal Reserve Board before it may acquire more than 5% of the voting stock or before it acquires all or substantially all of the assets of any bank or merge or consolidate with any other bank holding company. If the effect of such a transaction may substantially lessen competition or tend to create a monopoly, the Federal Reserve Board cannot approve the acquisition unless it finds that the anti-competitive effects of the acquisition, merger or consolidation are clearly outweighed by the convenience and needs of the community to be served. The Act also provides that the consummation of any acquisition, merger or consolidation must be delayed at least 15 days following the approval of the Federal Reserve Board and that any action brought under the antitrust laws of the United States during this time will delay the effectiveness of its approval during the pendency of the action unless otherwise ordered by the Board.

The Riegle-Neal Interstate Banking and Branching Efficiency Act authorizes adequately capitalized and adequately managed bank holding companies to acquire banks located outside their respective home state, irrespective of state law. This legislation also authorizes, effective June 1, 1997, (subject to individual states rights to accelerate this date or prohibit interstate branching within their borders) banking organizations to branch nationwide by acquisition or consolidation of existing banks in other states. Subject to approval by the Michigan Financial Institutions Bureau, Michigan law authorizes out-of-state banks to acquire and establish branches in Michigan, provided the laws of the state of the out-of-the state institution permit Michigan financial institutions to establish branches in that state. It is reasonable to assume that this legislation could foster further industry consolidation and increase competition. Interstate acquisitions are subject to the approval of various federal and state agencies and subject to other conditions.

Subject to certain exceptions, a bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One of the exceptions to this prohibition permits activities by a bank holding company or its subsidiaries which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Federal Reserve Board considers whether performance of the activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board has adopted regulations prescribing those activities which it presently regards as permissible for bank holding companies and their subsidiaries. The Act does not place geographic restrictions on the activities of the non-bank subsidiaries of bank holding companies.

The Act, the Federal Reserve Act and the Federal Deposit Insurance Act also subject bank holding companies and their subsidiaries to certain restrictions on any extensions of credit by subsidiary banks to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of any property or furnishing of service.

The subsidiary banks are subject to regulation and examination by the Michigan Financial Institutions Bureau. The Banks are also subject to regulation by the Federal Reserve Board and to regulation and examination by the Federal Deposit Insurance Corporation.

As amended by the FDIC Improvement Act of 1991, the Federal Deposit Insurance Act ("FDIA") provides for regulatory intervention should a bank's capital deteriorate, limits certain real estate lending and increases audit requirements. The FDIA defines a reserve ratio at which the Bank Insurance Fund ("BIF") is to be maintained through FDIC semi-annual assessment rates on the BIF member banks. The FDIC has also established a system of risk-based insurance premiums under the FDIA. This system established four levels of premium rates based on the risk classification of the institution. Given the designation of the Registrant's Banks as well managed and well capitalized institutions, the Banks pay the lowest assessment rate possible to BIF. Since the BIF reserves have reached the legally mandated level of 1.25% of insured deposits, the Banks, in general, will pay only a membership fee until the BIF fund again drops below the mandated level.

Applicable regulations restrict transactions by the Banks owned by the Registrant, including loans to and certain purchases from the Registrant, principal shareholders, officers, directors and their affiliates and, in some cases, investments by the Banks in the shares or securities of the Registrant (or any other non-bank affiliates), and acceptance of such shares or securities as collateral security for loans to any borrower. The Federal Reserve Board and other bank regulators review payments, such as management fees made by the Banks to affiliated companies.

As a Michigan business corporation, the Registrant may generally declare and pay dividends, provided the Registrant is not insolvent and that the payment of dividends would not render it insolvent, and, after giving effect to the distribution, that the Registrant's total assets would equal or exceed its total liabilities plus the dissolution preference of any senior equity securities. The payment of dividends to its shareholders is limited by the Registrant's ability to obtain funds from the Banks and by regulatory capital guidelines.

The Banks are subject to legal limitations on the frequency and amounts of dividends that can be paid to the Registrant. The Banks may not declare a cash dividend or a dividend in kind except out of net profits and unless it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. In addition, the Federal Deposit Insurance Corporation could take the position that it has the power to prohibit insured state banks from paying dividends if such payments would constitute unsafe or unsound banking practices under the circumstances. These regulations and restrictions may potentially limit the Registrants' ability to obtain funds from the Banks for its cash needs, including funds for acquisitions, payment of dividends and the payment of operating expenses.

Various aspects of the banking business, including permissible types and amounts of loans, investments and other activities, capital adequacy (by requiring minimum capital-to-asset ratios), branching, interest rates on loans and on deposits and the safety and soundness of the banking practices are extensively regulated by federal and state law. In addition, reserve requirements are imposed by the Federal Reserve Board. These regulations are intended primarily for the protection of the depositors and customers of the Banks, rather than the shareholders of the Registrant.

In addition to the authorization of interstate banking discussed above, Michigan law permits Banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Financial Institutions Bureau, the Banks may relocate their main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. To better serve their customers, the Banks have entered into an interbank branching agreement, whereby each of the Banks may act as a branch of the other three banks.

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE
I.  (A)   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    (B)   INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a tax equivalent basis) or paid on such amounts, and the average interest rates earned or paid thereon.


                                          1995                           1994                           1993
                              -------------------------      --------------------------    ---------------------------
                              Average             Yield/     Average             Yield/     Average             Yield/
                              Balance   Interest   Rate      Balance   Interest   Rate      Balance   Interest   Rate
                              -------   --------   ----      -------   --------  ------     -------   --------  ------
ASSETS                                                         (dollars in thousands)
------
 Loans--all
  domestic (1,2)              $382,644   $37,654    9.84%    $294,968   $28,936    9.81%    $259,334   $26,001   10.03%
 Taxable securities             93,064     5,919    6.36      108,905     6,537    6.00       88,869     5,976    6.73
 Tax-exempt
  securities (2)                31,516     2,914    9.25       29,763     2,857    9.60       28,881     2,761    9.56
 Other investments               6,153       421    6.84       12,335       460    3.73       15,359       535    3.48
                              --------  --------             --------  --------             --------  --------
  Interest
   earning assets              513,377    46,908    9.14      445,971    38,790    8.70      392,443    35,273    8.99
                                        --------                       --------                       --------
 Cash and due
  from banks                    16,091                         14,359                         13,996
 Other assets, net              14,115                         21,491                         16,226
                              --------                       --------                       --------
   Total assets               $543,583                       $481,821                       $422,665
                              ========                       ========                       ========
LIABILITIES
-----------
 Savings and NOW              $217,721     5,515    2.53     $213,590     4,819    2.26     $185,419     4,887    2.64
 Time deposits                 141,292     6,955    4.92      150,036     6,273    4.18      150,536     7,140    4.74
 Long-term debt                                                 2,195       120    5.47          525        28    5.33
 Other borrowings               89,048     5,430    6.10       28,481     1,373    4.82        8,010       250    3.12
                              --------  --------             --------  --------             --------  --------
  Interest
   bearing liabilities         448,061    17,900    4.00      394,302    12,585    3.19      344,490    12,305    3.57
                                        --------                       --------                       --------
 Demand deposits                46,539                         41,910                         37,426
 Other liabilities               5,296                          5,989                          3,900
 Shareholders' equity           43,687                         39,620                         36,849
                              --------                       --------                       --------
   Total liabilities and
    shareholders'
      equity                  $543,583                       $481,821                       $422,665
                              ========                       ========                       ========
   Net interest income                   $29,008                        $26,205                        $22,968
                                        ========                       ========                       ========
   Net interest income
    as a percent of
    earning assets                                  5.65%                          5.88%                          5.85%
                                                   =====                          =====                          =====

(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on loans does not include additional interest of approximately $199,000, $157,000 and $118,000 for 1995, 1994 and 1993, respectively, which would have been accrued based on the original terms of such non-performing loans compared with the interest that was actually recorded. Interest income on loans includes net origination fees of $2,702,000 in 1995, $2,590,000 in 1994 and $2,214,000
     in 1993.

(2) Interest on tax-exempt securities has been adjusted to reflect preferential taxation. The adjustment assumes a marginal tax rate of 34% for each of the three years. For purposes of this analysis, tax-exempt loans are included in tax-exempt securities.

I. (C) INTEREST RATES AND DIFFERENTIAL

     The following table summarizes the changes in interest income (on a tax equivalent basis) and interest expense resulting from changes in volume and changes in rates:




                                                          1995 Compared to 1994                      1994 Compared to 1993
                                                  ---------------------------------            -------------------------------
                                                  Volume          Rate          Net            Volume          Rate        Net
                                                  ------          ----         ----            ------          ----        ----
                                                                     (in thousands)
Increase (decrease) in interest income (1)
------------------------------------------
  Loans--all domestic                              $8,627        $    91      $8,718            $3,506          $(571)     $2,935
  Taxable securities                                 (991)           373        (618)            1,255           (694)        561
  Tax-exempt securities (2)                           165           (108)         57                85             11          96
  Other investments                                  (303)           264         (39)             (111)            36         (75)
                                                   ------        -------      ------            ------         ------      ------
   Total interest income                            7,498            620       8,118             4,735         (1,218)      3,517
                                                   ------        -------      ------            ------         ------      ------
Increase (decrease) in interest expense (1)
-------------------------------------------
  Savings and NOW                                      95            601         696               688           (756)        (68)
  Time deposits                                      (382)         1,064         682               (24)          (843)       (867)
  Long-term debt                                     (120)                      (120)               91              1          92
  Other borrowings                                  3,594            463       4,057               930            193       1,123
                                                   ------        -------      ------            ------         ------      ------
    Total interest expense                          3,187          2,128       5,315             1,685         (1,405)        280
                                                   ------        -------      ------            ------         ------      ------
     Net interest income                           $4,311        $(1,508)     $2,803            $3,050           $187      $3,237
                                                   ======        =======      ======            ======         ======      ======

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest on tax-exempt securities has been adjusted to reflect preferential taxation. The adjustment assumes a marginal tax rate of 34% for each of the three years.

II.       INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:


                                            1995          1994          1993
                                          --------      --------      --------
                                                      (in thousands)
Held to maturity
----------------
 U.S.  Treasury                                          $ 5,738       $ 29,385
 U.S. Government  agencies                 $ 2,559        11,004          6,601
 States and political subdivisions          20,142        27,240         27,241
 Mortgage-backed securities                  4,487        26,545         35,295
 Other securities                              718         7,194          7,295
                                           -------       -------       --------
   Total                                   $27,906       $77,721       $105,817
                                           =======       =======       ========
Available for sale
------------------
 U.S. Treasury                             $23,272       $34,724       $ 30,330
 U.S. Government agencies                    6,623
 States and political subdivisions           9,290
 Mortgage-backed securities                 37,722        11,684
 Other securities                           10,646         6,348
                                           -------       -------       --------
   Total                                   $87,553       $52,756       $ 30,330
                                           =======       =======       ========

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
II.      INVESTMENT PORTFOLIO  (Continued)


     (B) The following table sets forth contractual maturities of securities at December 31, 1995 and the weighted average yield of such securities:



                                                                   Maturing                Maturing
                                           Maturing               After One               After Five              Maturing
                                            Within                But Within              But Within                After
                                           One Year               Five Years               Ten Years               Ten Years
                                       ------------------     -------------------       -----------------       ----------------
                                       Amount       Yield     Amount        Yield       Amount      Yield       Amount     Yield
                                       ------       -----     ------        -----       ------      -----       ------     -----
                                                            (dollars in thousands)
Held  to maturity
-----------------
 U.S. Government agencies                                                               $ 1,075      6.99%      $ 1,484      7.85%
 States and political subdivisions       $   475     8.98%     $ 9,028       8.68%        9,532      9.72         1,107      9.31
 Mortgage-backed securities
  guaranteed or issued by
  U.S. Government agencies                                         413       8.05         4,074      7.66
 Other securities                            718     4.82
                                         -------               -------                  -------                 -------
   Total                                 $ 1,193     6.48%     $ 9,441       8.65%      $14,681      8.95%      $ 2,591      8.47%
                                         =======               =======                  =======                 =======
Tax equivalent adjustment
 for calculations of yield               $    15               $   266                  $   315                 $    35
                                         =======               =======                  =======                 =======
Available for sale
------------------
 U.S. Treasury                           $11,534     4.60%     $11,738       5.99%
 U.S. Government agencies                                        2,041       4.83       $ 4,582      6.85%
 States and political subdivisions                               3,426       9.64         5,864     10.21
 Mortgage backed securities
  Guaranteed or issued by U.S.
   Government agencies                       121     7.01        5,337       6.73         2,038      6.76       $29,179      7.60%
  Other mortgage-backed
   securities                                                    1,047       7.38
 Other securities                          1,405     5.08        2,490       5.82                                 6,751      6.23
                                         -------               -------                  -------                 -------
   Total                                 $13,060     4.67%     $26,079       6.57%      $12,484      8.41%      $35,930      7.34%
                                         =======               =======                  =======                 =======
Tax equivalent adjustment
 for calculations of yield               $     0               $   112                  $   203                 $     0
                                         =======               =======                  =======                 =======

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:


                    Tax-Exempt                Rate on Tax
Held to maturity       Rate     Adjustment  Equivalent Basis
----------------    ----------  ----------  ----------------
 Under 1 year           5.93%       3.05%          8.98%
 1-5 years              5.73        2.95           8.68
 5-10 years             6.42        3.30           9.72
 After 10 years         6.15        3.16           9.31

Available for sale
------------------
 1-5 years              6.36        3.28           9.64
 5-10 years             6.74        3.47          10.21

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.     LOAN PORTFOLIO

    (A)  The following table sets forth loans outstanding at December 31:


                                    1995            1994            1993              1992          1991
                                    ----            ----            ----              ----          ----
                                                                (in thousands)
Loans held for sale               $ 16,047        $  5,933        $  6,376          $  6,400
Real estate mortgage               225,900         166,794         136,579           133,486        $150,033
Commercial and agricultural        108,879         103,984          91,655            70,360          72,430
Installment                         83,265          65,947          54,033            51,388          52,681
                                  --------        --------        --------          --------        --------
  Total                           $434,091        $342,658        $288,643          $261,634        $275,144
                                  ========        ========        ========          ========        ========
Agricultural loans included
 in commercial and agricultural
 and in real estate mortgage
 loans above                      $ 12,394        $ 15,855        $ 17,096          $  8,179        $ 11,972
                                  ========        ========        ========          ========        ========

     The loan portfolio is periodically and systematically reviewed and the results of these reviews are reported to the Boards of Directors of the Registrant and the Banks. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 1995:


                                               Due
                               Due          After One          Due
                              Within        But Within        After
                             One Year       Five Years      Five Years      Total
                             -------        ----------      ----------      -----
                                                   (in thousands)
Real estate mortgage          $ 8,973         $15,131         $14,310       $ 38,414
Commercial and agricultural    54,222          50,255           4,402        108,879
                              -------         -------         -------       --------
  Total                       $63,195         $65,386         $18,712       $147,293
                              =======         =======         =======       ========

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 1995:

                                         Fixed      Variable
                                         Rate         Rate        Total
                                         ----         ----        -----
                                                  (in thousands)
Due after one but within five years     $53,061      $12,325     $65,386
Due after five years                     15,718        2,994      18,712
                                        -------     --------     -------
  Total                                 $68,779      $15,319     $84,098
                                        =======     ========     =======

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.     LOAN PORTFOLIO  (Continued)

    (C)  The following table sets forth non-performing loans at December 31:


                                         1995        1994        1993        1992        1991
                                        ------      ------      ------      ------      ------
                                                             (in thousands)
(a)  Loans accounted for on a
     non-accrual basis (1, 2)           $1,886      $2,052      $1,707      $1,581      $1,486
(b)  Aggregate amount of loans
     ninety days or more past due
     (excludes loans in (a) above)         427         254         408         380       1,466
(c)  Loans not included above which
     are "troubled debt restruc-
     turings" as defined in State-
     ment of Financial Accounting
     Standards No. 15 (2)                  247         528       1,098       1,213       1,844
                                        ------      ------      ------      ------      ------
         Total non-performing loans     $2,560      $2,834      $3,213      $3,174      $4,796
                                        ======      ======      ======      ======      ======

(1) The accrual of interest income is discontinued when a loan becomes 90 days past due and/or the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2) Interest in the amount of $263,000 would have been earned in 1995 had loans in categories (a) and (c) remained at their original terms, however, only $64,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $3,200,000 at December 31, 1995. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 1995, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest bearing assets at December 31, 1995, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1995.

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.      SUMMARY OF LOAN LOSS EXPERIENCE

    (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:


                                             1995         1994          1993          1992          1991
                                           --------     --------      --------      --------      --------
                                                               (dollars in thousands)
Loans outstanding at the end of
 the year (net of unearned fees)           $434,091     $342,658      $288,643      $261,634      $275,144
                                           ========     ========      ========      ========      ========
Average loans outstanding for
 the year (net of unearned fees)           $382,644     $294,968      $259,334      $267,801      $260,594
                                           ========     ========      ========      ========      ========
Balance of allowances for loan losses
 at beginning of year                      $  5,054     $  5,053      $  4,023      $  3,784      $  3,541
                                           --------     --------      --------      --------      --------
Loans charged-off
 Real estate                                     24           14            38            69            51
 Commercial and agricultural                    113          311           306           566           421
 Installment                                    575          546           370           581           613
                                           --------     --------      --------      --------      --------
  Total loans charged-off                       712          871           714         1,216         1,085
                                           --------     --------      --------      --------      --------
Recoveries of loans previously
 charged-off
 Real estate                                     28            6            11            26             3
 Commercial and agricultural                    115          151           156            91           123
 Installment                                    122          242           164           113           189
                                           --------     --------      --------      --------      --------
  Total recoveries                              265          399           331           230           315
                                           --------     --------      --------      --------      --------
  Net loans charged-off                         447          472           383           986           770
Additions to allowance charged to
 operating expense                              636          473           657         1,225         1,013
Allowance on loans acquired                                                756
                                           --------     --------      --------      --------      --------
Balance at end of year                     $  5,243     $  5,054      $  5,053      $  4,023      $  3,784
                                           ========     ========      ========      ========      ========
Net loans charged-off as a percent of
 average loans outstanding for the year       0.12%        0.16%         0.15%         0.37%         0.30%

Allowance for loan losses as a
 percent of loans outstanding at
 the end of the year                          1.21         1.48          1.75          1.54          1.38

     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

     Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference in Item 7, Part II of this report.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

    (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set
forth in the table below.   The amount of the allowance that is allocated and
the ratio of loans within each category to total loans at December 31, follows:


                              1995                                     1994                                 1993
                              ----                                     ----                                 ----
                                      Percent                                  Percent                              Percent
                    Allowance       of Loans to             Allowance         of Loans to         Allowance       of Loans to
                     Amount         Total Loans               Amount          Total Loans          Amount         Total Loans
                    ---------       -----------             ---------         -----------         ---------       -----------
                                                        (dollars in thousands)
Commercial and
 agricultural          $1,612           25.8%                  $1,655             30.3%              $2,222            31.8%
Real estate
 mortgage                 162           55.0                      177             50.4                  270            49.5
Installment               597           19.2                      474             19.3                  464            18.7
Unallocated             2,872                                   2,748                                 2,097
                       ------          -----                   ------            -----               ------           -----
  Total                $5,243          100.0%                  $5,054            100.0%              $5,053           100.0%
                       ======          =====                   ======            =====               ======           =====

                               1992                                     1991
                               ----                                     ----
                                      Percent                                  Percent
                     Allowance      of Loans to              Allowance        of Loans to
                       Amount       Total Loans               Amount          Total Loans
                    -----------     -----------             ---------         -----------
                                           (dollars in thousands)
Commercial and
 agricultural          $1,971           26.9%                  $1,452             26.3%
Real estate
 mortgage                 255           53.5                      237             54.5
Installment               434           19.6                      478             19.2
Unallocated             1,363                                   1,617
                       ------          -----                   ------            -----
  Total                $4,023          100.0%                  $3,784            100.0%
                       ======          =====                   ======            =====

V. DEPOSITS

     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:


                                   1995              1994              1993
                             ----------------  ----------------  ----------------
                              Average           Average           Average
                              Balance   Rate    Balance   Rate    Balance   Rate
                             ---------  -----  ---------  -----  ---------  -----
                                            (dollars in thousands)
Non-interest bearing demand   $ 46,539          $ 41,910          $ 37,426
Savings and NOW                217,721   2.53%   213,590   2.26%   185,419  2.64%
Time deposits                  141,292   4.92    150,036   4.18    150,536  4.74
                              --------          --------          --------
  Total                       $405,552   3.08%  $405,536   2.74%  $373,381  3.22%
                              ========          ========          ========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1995:

                                                          (in thousands)
             Three month or less                                $ 6,278
             Over three through six months                        4,866
             Over six months through one year                     4,148
             Over one year                                        4,205
                                                                -------
              Total                                             $19,497
                                                                =======


VI.      RETURN ON EQUITY AND ASSETS


     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31, follow:


                                             1995    1994    1993    1992    1991
                                            ------  ------  ------  ------  ------
Net income as a percent of
  Average common equity                      15.59%  15.22%  15.21%  15.88%  13.56%
  Average total assets                        1.25    1.25    1.33    1.26    1.00

Dividends declared per common share as a
 percent of net income per share             37.20   34.78   25.58   24.37   26.53

Average shareholders' equity as a percent
 of average total assets                      8.04    8.22    8.72    7.94    6.82

     Additional performance ratios are set forth in Selected Consolidated Financial Data, incorporated herein by reference in Item 6, Part II of this report. Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference in Item 7, Part II of this report.


VII. SHORT-TERM BORROWINGS

     Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference in Item 8, Part II of this report.

ITEM 2. PROPERTIES

The Registrant and the Banks operate a total of 43 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.


ITEM 3. LEGAL PROCEEDINGS

Due to the nature of their business, the Banks are often subject to numerous legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.

Currently, no material legal procedures are pending which involve the Registrant or the Banks.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ADDITIONAL ITEM - EXECUTIVE OFFICERS

Executive officers of the Registrant are appointed annually by the Board of Directors at the organizational meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or the Directors of the Registrant nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) as of December 31, 1995.


                                                            First elected
                                                           as an officer of
Name (Age)                  Position with Registrant        the registrant
----------                  ------------------------       ----------------
Charles C. Van Loan (48)    President, Chief Executive      December, 1984
                            Officer and Director

William R. Kohls (38)       Executive Vice President and
                            Chief Financial Officer           May, 1985

Jeffrey A. Bratsburg (52)   President and Chief Executive
                            Officer - Independent Bank
                            West Michigan

Edward B. Swanson (42)      President and Chief Executive
                            Officer - Independent Bank
                            South Michigan

Michael M. Magee, Jr. (40)  President and Chief Executive
                            Officer - Independent Bank

Ronald L. Long (36)         President and Chief Executive
                            Officer - Independent Bank
                            East Michigan

Prior to being named President and Chief Executive Officer in 1993, Mr. Magee was Executive Vice President of Independent Bank.

Prior to being named President and Chief Executive Officer in 1993, Mr. Long was Vice President and Controller of the Registrant. Prior to joining the Registrant in 1990, he was an audit manager at Ernst & Young.

The President and Chief Executive Officers of the Registrant's subsidiary banks serve as members of various committees of the Registrant.

PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


The information set forth under the caption "Quarterly Summary " on Page A-28 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-10 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-9 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the auditors' report are set forth on pages A-11 through A-27 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


     Consolidated Statements of Financial Condition at
        December 31, 1995 and 1994

     Consolidated Statements of Operations for the years ended
        December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     Independent Auditors Report

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-28 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.
ITEM 8. (Continued)

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None



PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS - The information with respect to Directors of the Registrant, set forth under the caption "Election of Directors" on pages 3 through 5 of the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 1995" and "Aggregated Stock Option Exercises in 1995 and Year End Option Values" on pages 8 through 9 of the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 6 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT


The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 2, 3 and 8, respectively, of the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 5 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 10 of the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference.

PART IV






ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   1.    Financial Statements
            All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

      2.    Financial Statement Schedules
            Not applicable

      3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)         Reports on Form 8-K
            No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 22, 1996.

INDEPENDENT BANK CORPORATION

     s/Charles C. Van Loan            Charles C. Van Loan, President and Chief
-----------------------------------        Executive Officer (Principal
                                           Executive Officer)

     s/William R. Kohls               William R. Kohls, Executive Vice
-----------------------------------        President and Chief Financial Officer
                                           (Principal Financial Officer)

     s/James J. Twarozynski           James J. Twarozynski, Vice President and
-----------------------------------        Controller (Principal Accounting
                                           Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, who's signature appears below hereby appoints Charles C. Van Loan and William R. Kohls and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.



William F. Ehinger, Director    s/William F. Ehinger
                               ----------------------


Thomas F. Kohn, Director        s/Thomas F. Kohn
                               ----------------------


Robert J. Leppink, Director     s/Robert J. Leppink
                               ----------------------


Rex P. O'Connor, Director       s/Rex P. O'Connor
                               ----------------------


Charles A. Palmer, Director
                               ----------------------


Charles C. Van Loan, Director   s/Charles C. Van Loan
                               ----------------------


Arch V. Wright, Jr., Director   s/Arch V. Wright, Jr.
                               ----------------------

                                 EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

13 Appendix to the Registrant's definitive proxy statement, dated March 15, 1996, relating to the April 16, 1996 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21     List of Subsidiaries.

23     Consent of Independent Accountants

24     Power of Attorney (Included on page 18).

27     Financial Data Schedule


EXHIBITS INCORPORATED BY REFERENCE

3(A) Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Registrant's report on Form 10-Q for the quarter ended June 30, 1994).

3(B) Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to the Registrant's report on Form 10-Q for the quarter ended June 30, 1994).

4(A) Automatic Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant's Form S-3 Registration Statement dated June 13, 1994, filed under Registration No. 33-80088).

10(A)  Deferred Benefit Plan for Directors (incorporated herein by reference to
       Exhibit 10(C) to the Registrant's report on Form 10-K for the year ended December 31, 1984).

10(B) The form of Indemnity Agreement approved by the Registrant's shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to the Registrant's report on Form 10-K for the year ended December 31, 1988).

10(C) Incentive Share Grant Plan, as amended, approved by the Registrant's shareholders at its April 21, 1992 Annual Meeting (incorporated herein by reference to Exhibit 10 to the Registrant's report on Form 10-K for the year ended December 31, 1992).

10(D) Non-Employee Director Stock Option Plan, approved by the Registrant's shareholders at its April 21, 1992 Annual Meeting (incorporated herein by reference to Exhibit 28 to the Registrant's Form S-8 Registration Statement dated April 23, 1993, filed under registration No. 33-62086).

10(E) Employee Stock Option Plan, approved by the Registrant's shareholders at its April 21, 1992 Annual Meeting (incorporated herein by reference to
       Exhibit 28 to the Registrant's Form S-8 Registration Statement dated April 30, 1993, filed under registration No. 33-62090).