Form 10-Q
period 1996-03-31
INDEPENDENT BANK CORP /MI/
filed 1996-05-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission file number   0-7818
                         ------
                        INDEPENDENT BANK CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                   38-2032782
  ----------------------------------          ---------------------------------
      (State or jurisdiction of               (I.R.S. Employer Identification
       Incorporation or Organization)          Number)


           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
  ----------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at May 10, 1996
        ---------------------------          ---------------------------
         Common stock, par value $1                2,723,772

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                    Page
     PART I -   Financial Information                             Number(s)
                ---------------------                             --------

     Item 1.    Consolidated Statements of Financial Condition
                 March 31, 1996 and December 31, 1995                 2

                Consolidated Statements of Operations
                 Three-month periods ended March 31, 1996 and 1995    3

                Consolidated Statements of Cash Flows
                 Three-month periods ended March 31, 1996 and 1995    4

                Consolidated Statements of Shareholders' Equity
                 Three-month periods ended March 31, 1996 and 1995    5

                Notes to Interim Consolidated Financial Statements
                 Three-month periods ended March 31, 1996 and 1995    6

     Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  7-14

     PART II -  Other Information
                -----------------

     Item 6.    Exhibits & Reports on Form 8-K                          15

                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------

                                                                        March 31,        December 31,
                                                                          1996               1995
                                                                       -----------       -----------
                                                                       (unaudited)
                                                                       -----------       -----------
Assets
  Cash and Cash Equivalents
    Cash and due from banks                                            $14,776,000     $   17,208,000
    Federal funds sold                                                   5,500,000
                                                                      ------------     --------------
                                  Total Cash and Cash Equivalents       20,276,000         17,208,000
                                                                      ------------     --------------
  Securities available for sale                                         90,108,000         87,553,000
  Securities held to maturity (fair value of $28,231,000 at March       27,284,000         27,906,000
    31,1996; $29,031,000 at December 31, 1995)
  Federal Home Loan Bank stock, at cost                                  7,710,000          7,710,000
  Loans held for sale                                                   15,172,000         16,047,000
  Loans
   Commercial and agricultural                                         110,278,000        108,879,000
   Real estate mortgage                                                225,642,000        225,900,000
   Installment                                                          83,135,000         83,265,000
                                                                      ------------     --------------
                                                      Total Loans      419,055,000        418,044,000
    Allowance for loan losses                                           (5,367,000)        (5,243,000)
                                                                      ------------     --------------
                                                        Net Loans      413,688,000        412,801,000
  Property and equipment, net                                           10,174,000          9,931,000
  Accrued income and other assets                                       11,304,000         10,991,000
                                                                      ------------     --------------
                                                     Total Assets    $ 595,716,000     $  590,147,000
                                                                     =============     ==============
Liabilities and Shareholders' Equity
  Deposits
    Non-interest bearing                                             $  45,615,000     $   46,168,000
    Savings and NOW                                                    223,367,000        215,336,000
    Time                                                               156,513,000        150,120,000
                                                                      ------------     --------------
                                                   Total Deposits      425,495,000        411,624,000
  Federal funds purchased                                                6,450,000         13,400,000
  Other borrowings                                                     108,094,000        110,894,000
  Accrued expenses and other liabilities                                 7,206,000          7,204,000
                                                                      ------------     --------------
                                                Total Liabilities      547,245,000        543,122,000
                                                                      ------------     --------------
  Shareholders' Equity
   Preferred stock, no par value--200,000 shares authorized;
    none outstanding
   Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  2,722,722 shares at March 31, 1996
    and 2,704,038 shares at December 31, 1995                            2,723,000          2,704,000
   Capital surplus                                                      20,405,000         19,924,000
   Retained earnings                                                    24,866,000         23,683,000
   Net unrealized gain on securities available for sale, net of
    related tax effect                                                     477,000            714,000
                                                                     -------------      -------------
                                       Total Shareholders' Equity       48,471,000         47,025,000
                                                                     -------------      -------------
                       Total Liabilities and Shareholders' Equity    $ 595,716,000      $ 590,147,000
                                                                     =============      =============

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               ------------------------------------------------


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           1996                1995
                                                                          -------             -------
                                                                                 (unaudited)
                                                                         ------------------------------
Interest Income
  Interest and fees on loans                                           $ 10,398,000         $ 8,279,000
  Securities
   Taxable                                                                1,325,000           1,627,000
   Tax-exempt                                                               455,000             438,000
  Other investments                                                         210,000              68,000
                                                                       ------------         -----------
                                             Total Interest Income       12,388,000          10,412,000
                                                                       ------------         -----------
Interest Expense
  Deposits                                                                3,346,000           2,956,000
  Other borrowings                                                        1,671,000             933,000
                                                                       ------------          ----------
                                            Total Interest Expense        5,017,000           3,889,000
                                                                       ------------         -----------
                                               Net Interest Income        7,371,000           6,523,000
Provision for loan losses                                                   207,000             159,000
                                                                       ------------          ----------
               Net Interest Income After Provision for Loan Losses        7,164,000           6,364,000
                                                                       ------------          ----------
Non-interest Income
  Service charges on deposit accounts                                       475,000             462,000
  Net gains (losses) on asset sales
   Real estate mortgage loans                                               441,000               4,000
   Securities                                                               (51,000)            (68,000)
  Other income                                                              359,000             317,000
                                                                       ------------          ----------
                                         Total Non-interest Income        1,224,000             715,000
                                                                       ------------          ----------
Non-interest Expense
  Salaries and employee benefits                                          3,346,000           2,705,000
  Occupancy, net                                                            434,000             366,000
  Furniture and fixtures                                                    360,000             306,000
  Other expenses                                                          1,567,000           1,541,000
                                                                       ------------          ----------
                                        Total Non-interest Expense        5,707,000           4,918,000
                                                                       ------------          ----------
                                  Income Before Federal Income Tax        2,681,000           2,161,000
Federal income tax expense                                                  791,000             605,000
                                                                       ------------          ----------
                                                        Net Income     $  1,890,000         $ 1,556,000
                                                                       ============         ===========
Net Income Per Common Share                                            $        .69         $       .57
Dividends Per Common Share
  Declared                                                             $        .26         $       .23
  Paid                                                                          .24                 .19


See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 ---------------------------------------------

                                                                           Three months ended
                                                                                March 31,
                                                                     1996                      1995
                                                                  -----------               -----------
                                                                               (unaudited)
                                                                  -------------------------------------
Net Income                                                       $  1,890,000              $  1,556,000
Adjustments to Reconcile Net Income
 to Net Cash from Operating Activities
   Proceeds from sales of loans held for sale                      29,518,000                 7,064,000
   Disbursements for loans held for sale                          (28,202,000)               (3,297,000)
   Provision for loan losses                                          207,000                   159,000
   Deferred loan fees                                                  34,000                   (96,000)
   Depreciation, amortization of intangible assets
    and premiums and accretion of discounts on
    investment securities and loans                                   559,000                   591,000
   Net losses on sales of securities                                   51,000                    68,000
   Net gains on sales of real estate mortgage loans                  (441,000)                   (4,000)
   Increase in accrued income and other assets                       (385,000)               (1,200,000)
   Increase in accrued expenses and other liabilities                 567,000                 2,003,000
                                                                  -----------                ----------
                                             Total Adjustments      1,908,000                 5,288,000
                                                                  -----------                ----------
                            Net Cash from Operating Activities      3,798,000                 6,844,000
                                                                  -----------                ----------
Cash Flow from Investing Activities
   Proceeds from sales of securities available for sale             3,566,000                 3,055,000
   Proceeds from maturities of securities held to maturity          3,929,000                 1,140,000
   Principal payments received on securities available for sale     1,743,000                    46,000
   Principal payments received on securities held to maturity         161,000                 1,092,000
   Purchases of securities available for sale                     (11,582,000)
   Purchases of securities held to maturity                          (295,000)               (1,980,000)
   Portfolio loans made to customers net of principle payments
    received                                                       (1,129,000)              (14,904,000)
   Capital expenditures                                              (595,000)                 (339,000)
                                                                  -----------                ----------
                            Net Cash from Investing Activities     (4,202,000)              (11,890,000)
                                                                  -----------                ----------
Cash Flow from Financing Activities
   Net increase in total deposits                                  13,871,000                 5,612,000
   Net increase (decrease) in short-term borrowings                (4,750,000)               10,110,000
   Payments of Federal Home Bank advances                          (5,000,000)              (14,000,000)
   Dividends paid                                                    (649,000)                 (515,000)
   Proceeds from issuance of common stock                                                        16,000
   Repurchase of common stock                                                                  (240,000)
                                                                  -----------                ----------
                            Net Cash from Financing Activities      3,472,000                   983,000
                                                                  -----------                ----------
          Net Increase (Decrease) in Cash and Cash Equivalents      3,068,000                (4,063,000)
Cash and Cash Equivalents at Beginning of Period                   17,208,000                23,719,000
                                                                  -----------                ----------
                    Cash and Cash Equivalents at End of Period   $ 20,276,000              $ 19,656,000
                                                                 ============              ============
Cash paid during the period for:
   Interest                                                         4,567,000                 3,854,000
   Income taxes                                                       450,000
Transfer of loans to other real estate                                                           37,000


See notes to interim consolidated financial statements

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------


                                                               Three months ended
                                                                   March 31,
                                                           1996                1995
                                                        ----------         ------------
                                                                  (unaudited)
                                                        -------------------------------
Balance at beginning of period                        $  47,025,000       $  40,311,000
  Net income                                              1,890,000           1,556,000
  Cash dividends declared                                  (707,000)           (622,000)
  Issuance of common stock                                  500,000             366,000
  Repurchase of common stock                                                   (240,000)
  Net change in unrealized gain/loss on securities
   available for sale, net of related tax effect           (237,000)          1,024,000
                                                       ------------        ------------
Balance at end of period                               $ 48,471,000        $ 42,395,000
                                                       ============        ============



See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 1996 and December 31, 1995, and the results of operations for the three-month periods ended March 31, 1996 and 1995.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $2,527,000 at March 31, 1996, and $2,560,000 at December 31, 1995. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This section presents Management's discussion and analysis of financial condition and results of operation for the Registrant and its bank subsidiaries (the "Banks"). Its purpose is to provide additional information that may be necessary to assess the consolidated financial statements contained elsewhere in this report. This section should be read in conjunction with the Registrant's 1995 Annual Report on Form 10-K.


                              FINANCIAL CONDITION

SUMMARY

     The Banks originated real estate mortgage loans totaling $43.7 million during the three months ended March 31, 1996, an increase from $22.5 million during the same period of 1995. The increase in real estate mortgage loans originated principally reflects two loan production offices that were established at the end of the first quarter of 1995. Despite this increase in real estate mortgage loans originated, total loans, excluding loans held for sale ("Portfolio Loans"), grew by only $1.0 million. An increase in the rate of prepayments on existing loans combined with a shift in consumer demand to fixed-rate obligations limited the increase in total loans. (See "ASSET/LIABILITY MANAGEMENT.")

     The $13.9 million increase in total deposits may be attributed to the seasonal cash management needs of the municipal depositors that are served by the Banks. Management intends to fund new Portfolio Loans as well as the anticipated decline in such municipal deposits with non deposit funds, including advances from the Federal Home Loan Bank ("FHLB"). (See "ASSET/LIABILITY MANAGEMENT" and "LIQUIDITY AND CAPITAL RESOURCES.")


ASSET QUALITY

     Management believes that its decentralized structure provides the Banks with important advantages in serving the credit needs of its principal markets. Although the Management and Boards of Directors of each of the Banks retain authority and responsibility for all credit decisions, the Banks have adopted uniform underwriting standards. Management further believes that the centralization of credit services ensures the consistent application of such underwriting standards and provides the requisite controls that are consistent with the needs of the Registrant's decentralized structure.

     Total non-performing assets declined by $254,000 during the three-month period to $3,066,000 at March 31, 1996. During the period, however, non-accrual loans increased by $197,000 to $2,083,000. Residential real estate mortgage loans account for the increase in non-accrual loans and Management does not believe that the increase represents a significant increase in the risk of loss.

     NON-PERFORMING ASSETS
                                          March 31,    December 31,
                                            1996          1995
                                         ----------    ----------
     Non-accrual loans                   $2,083,000    $1,886,000
     Loans 90 days or more past due and
      still accruing interest               199,000       427,000
     Restructured loans                     245,000       247,000
                                         ----------    ----------
             Total non-performing loans   2,527,000     2,560,000
     Other real estate                      539,000       760,000
                                         ----------    ----------
            Total non-performing assets  $3,066,000    $3,320,000
                                         ----------    ----------

     As a percent of total loans
     Non-performing loans                      0.60%         0.61%
     Non-performing assets                     0.73%         0.79%

     Impaired loans totaled approximately $2,300,000 at March 31, 1996. In addition to certain non-performing loans contained in the table above, impaired loans include commercial and agricultural loans totaling $900,000 that have been separately identified as impaired. During the three months ended March 31, 1996, the Banks recognized interest income of approximately $40,000 on an average investment of $2,800,000 in such impaired loans.

     The provision for loan losses totaled $207,000 during the three months ended March 31, 1996, compared to $159,000 during the comparable period of 1995. During the three-month period in 1996, loans charged against the allowance, net of recoveries, were $83,000, compared to $66,000, a year earlier. On an annual basis, loans charged against the allowance, net of recoveries, were equal to 0.08% of average portfolio loans in both periods.


     ALLOWANCE FOR LOAN LOSSES
                                                    Three months ended
                                                        March 31,
                                                     1995        1994
                                                  ----------  ----------
     Balance at beginning of period               $5,243,000  $5,054,000
     Additions (deduction)
      Provision charged to operating expense         207,000     159,000
      Recoveries credited to allowance                82,000     117,000
      Loans charged against the allowance           (165,000)   (183,000)
                                                  ----------  ----------
     Balance at end of period                     $5,367,000  $5,147,000
                                                  ----------  ----------

     Net loans charged against the allowance to
      average Portfolio Loans (annualized)            0.08%       0.08%
     Allowance for loan losses as a percent of
      non-performing loans                             212%        182%

     Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. At March 31, 1996, approximately 39% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 45% at December 31, 1995.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                March 31, 1996            December 31, 1995
                            ------------------------   ------------------------
                                         Percent of                 Percent of
                            Allowance     Loans to     Allowance     Loans to
                             Amount     Total Loans     Amount     Total Loans
                            ----------  ------------   ----------  ------------
     Commercial and
      agricultural          $1,451,000     26.3%       $1,612,000     26.0%
     Real estate mortgage      118,000     53.8           162,000     54.0
     Installment               509,000     19.9           597,000     20.0
     Unallocated             3,289,000                  2,872,000
                            ----------    -----        ----------    -----
                    Total   $5,367,000    100.0%       $5,243,000    100.0%
                            ----------    -----        ----------    -----

LIQUIDITY AND CAPITAL RESOURCES

     Management views its ability to profitably deploy capital or otherwise maintain financial leverage as a prerequisite to the Registrant's continued success. Management's strategies to maintain financial leverage ("Leverage Strategies") include the acquisition of other financial institutions as well as the Banks' ability to profitably fund Portfolio Loans with advances from the FHLB and other non-deposit funding sources. (See "PENDING ACQUISITION" and "ASSET/LIABILITY MANAGEMENT.") The Registrant's dividend policies, are also important components of Management's Leverage Strategies.


    CAPITAL RATIOS
                              March 31, 1996     December 31, 1995
                              --------------     -----------------
    Equity capital                 8.14%               7.97%
    Tangible equity capital        7.76                7.58
    Primary capital                8.96                8.78
    Tangible primary capital       8.58                8.39
    Risk-based capital            13.15               12.75

     Notwithstanding a $237,000 decline in net unrealized gains on securities available for sale, after consideration of related taxes, shareholders' equity increased by $1.5 million during the three months ended March 31, 1996. The increase reflects the retention of earnings as well as the value of common shares issued pursuant to the Registrant's Incentive Share Grant Plan

ASSET/LIABILITY MANAGEMENT

     The retention of fixed-rate real estate mortgage loans is not consistent with Management's' Leverage Strategies or the Banks' asset/liability needs. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may, however, be profitably funded with FHLB advances and the retention of such loans has been a principal focus of Management's Leverage Strategies. (See "Non interest income".)

     Consumer preference for fixed or adjustable-rate real estate mortgage loans is influenced by the slope of the yield curve as well as the absolute level of interest rates. During the recent interest rate environment, fixed-rate financing has been competitive with fully-indexed adjustable rate loans. Accordingly, consumer demand has shifted to fixed-rate loans and prepayments on the Banks' portfolios of adjustable-rate and balloon loans have also increased due to refinancing activity.

     The Bank's competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks continue to employ pricing tactics that are intended to enhance the value of core deposits and rely on strategies that utilize federal funds and other borrowings, principally advances from the FHLB to fund increases in Portfolio Loans. (See "Net interest income".) At March 31, 1996, advances from the FHLB totaled $98.0 million.

     The Banks' maintain diversified investment portfolios that are consistent with Management's Leverage Strategies and the asset/liability and liquidity needs of the Banks. Such portfolios are comprised of securities issued by the U.S. Treasury and government sponsored agencies as well as obligations of states and political subdivisions and mortgage-backed securities.


                             RESULTS OF OPERATIONS

SUMMARY

     Net income totaled $1,890,000 during the three months ended March 31, 1996. The 21.5% increase from $1,556,000 during the comparable period of 1995 is the result of increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and federal income tax expense.

     Key performance ratios for the three-month periods ended March 31, 1996 and 1995, are set forth below.


     KEY PERFORMANCE RATIOS
                                       Three months
                                      ended March 31,
                                      1996      1995
                                    --------  --------
     Return on
       Average assets                 1.29%     1.23%
       Average equity                15.83     15.22

     Earnings per common share        $.69      $.57


NET INTEREST INCOME

     Net interest income totaled $7,371,000 during the three months ended March 31, 1996. The 13% increase from $6,523,000 during the comparable period of 1995 principally reflects an increase in average earning assets that resulted from implementation of Management's Leverage Strategies. Average earning assets during those same periods were equal to $558,908,000 and $481,502,000, respectively.


NET INTEREST INCOME AND SELECTED RATIOS
                                                  Three months ended
                                           March 31, 1996     March 31, 1995
                                           --------------     --------------
Average earning assets (In thousands)         $558,908           $481,502

As a percent of average earning assets
  Tax equivalent interest income                  9.09%              8.97%
  Interest expense                                3.61               3.28
  Tax equivalent net interest income              5.48               5.69
Average earning assets as a
  percent of average assets                      94.83%             93.97%
Free-funds ratio                                 11.89              11.59


     An increase in Portfolio Loans and loans held for sale as a percent of average earning assets also had a positive impact on net interest income. During the three months ended March 31, 1996 and 1995, Portfolio Loans and loans held for sale were equal to 77.7% and 72.6% of average earning assets, respectively.

     Net interest income was equal to 5.48% of average earning assets during the three-month period in 1996 compared to 5.69% during the comparable period of 1995. The 21 basis point decline reflects the average cost of advances from the FHLB that have been utilized to fund the implementation of Management's Leverage Strategies.


NON-INTEREST INCOME

     Non-interest income totaled $1,224,000 during the three months ended March 31, 1996. The $509,000 increase from $715,000 during the comparable period in 1995 is principally a result of a $437,000 increase in net gains on the sale of real estate mortgage loans. Increases in service charges on deposit accounts and other income also contributed to the increase in non-interest income.

     Net gains on the sale of real estate mortgage loans totaled $441,000 during the three months ended March 31, 1996, compared to $4,000 during the comparable period of 1995. Although the majority of the increase in such net gains reflects favorable economic conditions and an increase in loans sold, Management attributes approximately 35% of the increase to the impact of SFAS #122 and the sale of related servicing rights on loans totaling approximately $9.2 million. A year earlier the related servicing rights were sold on loans totalling approximately $1.0 million. (See "STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS".)


                                                           Three months ended
                                                                March 31
                                                          1996          1995
                                                         ----------------------
Real estate mortgage loan originations                   43,742,000  22,514,000
Real estate mortgage loan sales                          29,518,000   7,064,000
Net gains on the sale of real estate mortgage loans         441,000       4,000
Net gains as a percent of real estate mortgage
loans sold                                                     1.49%        .06%

     The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as consumer demand for fixed-rate loans. (See "ASSET/LIABILITY MANAGEMENT.") Net gains on the sale of loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

     The Banks realized gross losses of $51,000 on the sale of securities available for sale with a market value of $3,566,000 during the three-month period in 1996. The Banks did not realize gains on the sale of any such securities during that period. During the comparable period in 1995, the Banks realized net losses of $68,000 on the sale of securities available for sale with a market value of $3,055,000. Future sales of securities available for sale will be dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. (See "ASSET/LIABILITY MANAGEMENT.")


NON-INTEREST EXPENSE

     Net of a reduction in FDIC insurance assessments totaling $182,000, total non-interest expense increased by $789,000 to $5,707,000 during the three months ended March 31, 1996, from the comparable period in 1995. The increase principally reflects the costs associated with the origination of real estate mortgage loans. Management estimates that such costs, including commissions and loan production offices that were established during 1995, account for more than 60% of the increase in total non-interest expense.

     Costs associated with new branch facilities, a write down of other real estate as well as the introduction of the new "EZ Money" check card and the related ATM conversion also contributed to the increase in non-interest expense.


PENDING ACQUISITION

     On February 5, 1996, the Registrant announced that it had executed a definitive agreement to acquire the outstanding common stock of North Bank Corporation ("NBC"). NBC had total assets of $152 million at March 31, 1996.
In addition to 10 offices serving seven counties in north-east Michigan, NBC's banking subsidiary operates First Central Mortgage Corporation in Saginaw. The following summarizes certain proforma information as of March 31, 1996:


Assets                             $748,000,000
Portfolio Loans                     508,000,000
Deposits                            555,000,000
Shareholders' equity                48,471,000
Equity capital ratio                6.48%
Tangible equity capital ratio       5.35%

     Estimated cash consideration based on NBC's March 31, 1996 financial statements totals approximately $16.25 million and goodwill is expected to total approximately $6.5 million. The transaction is subject to regulatory and shareholder approval and will likely be completed during June of 1996.


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS #122") effective January 1, 1996. SFAS #122 requires the Banks recognize as separate assets the rights to service mortgage loans for others that have been acquired through either a purchase or origination of a loan. The fair value of capitalized originated mortgage servicing rights has been determined based on market value quotes for similar servicing. These mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. SFAS #122 also require the Banks to assess these mortgage servicing rights for impairment based on the fair value of those rights. For purposes of measuring impairment, the risk characteristics used by the Banks include the underlying loans' interest rates, term of loan and loan types.

     The Banks capitalized approximately $67,000 of originated servicing rights during the three months ended March 31, 1996, of which approximately $4,000 has been amortized.

     The Company also adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS #123"), effective January 1, 1996. SFAS #123 encourages companies to adopt a fair value method of accounting for stock compensation plans. Those companies not adopting a fair value method are required to make pro-forma disclosures of net income and earnings per share, on an annual basis, as if they had adopted the fair value accounting method. Management has elected the pro-forma disclosure method and will do so on an annual basis.

Item 6.  Exhibits & Reports on Form 8-K

    (a)  Exhibit Number & Description
         None

    (b)  Reports on Form 8-K
         During the quarter ended March 31, 1996, there were no reports filed on Form 8-K

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      May 10, 1996                    By   /s/ William R. Kohls
    ------------------------------          --------------------------------
                                               William R. Kohls, Principal
                                                 Financial Officer

Date      May 10, 1996                    By   /s/ James J. Twarozynski
    ------------------------------          -------------------------------
                                               James J. Twarozynski, Principal
                                                 Accounting Officer

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
