Form 10-Q
period 1996-06-30
INDEPENDENT BANK CORP /MI/
filed 1996-08-13
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

Commission file number   0-7818
                       ---------

                        INDEPENDENT BANK CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                     38-2032782
- -----------------------------------      --------------------------------------
  (State or jurisdiction of                   (I.R.S. Employer Identification
   Incorporation or Organization)              Number)


           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
- -------------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES  X     NO
                                                                 ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                               Outstanding at August 13, 1996
- ---------------------------            --------------------------------------
Common stock, par value $1                           2,725,872

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                          Page
                                                                                        Number(s)

  PART I -             Financial Information

  Item 1.              Consolidated Statements of Financial Condition
                        June 30, 1996 and December 31, 1995                                  2

                       Consolidated Statements of Operations
                        Three- and six-month periods ended June 30, 1996 and 1995            3

                       Consolidated Statements of Cash Flows
                        Six-month periods ended June 30, 1996 and 1995                       4

                       Consolidated Statements of Shareholders' Equity
                        Six-month periods ended June 30, 1996 and 1995                       5

                       Notes to Interim Consolidated Financial Statements
                        Three- and six-month periods ended June 30, 1996 and 1995            6

  Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                  7-14

  PART II -            Other Information

  Item 4.              Submission of Matters to a Vote of Security-Holders                   15

  Item 6.              Exhibits & Reports on Form 8-K                                        15



                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                        June 30,               December 31,
                                                                          1996                     1995
                                                                       -----------             ------------
                                                                       (unaudited)
                                                                       -----------             ------------
Assets
 Cash and Cash Equivalents
  Cash and due from banks                                           $   26,324,000          $   17,208,000
  Federal funds sold                                                     6,100,000
                                                                       -----------             -----------
                                 Total Cash and Cash Equivalents        32,424,000              17,208,000
                                                                       -----------             -----------
 Securities available for sale                                         128,322,000              87,553,000
 Securities held to maturity (fair value of $27,532,000 at June         26,775,000              27,906,000
  30,1996; $29,031,000 at December 31, 1995)
 Federal Home Loan Bank stock, at cost                                   9,208,000               7,710,000
 Loans held for sale                                                     8,281,000              16,047,000
 Loans
  Commercial and agricultural                                          134,166,000             108,879,000
  Real estate mortgage                                                 291,348,000             225,900,000
  Installment                                                          114,704,000              83,265,000
                                                                       -----------             -----------
                                                     Total Loans       540,218,000             418,044,000
  Allowance for loan losses                                             (6,677,000)             (5,243,000)
                                                                       -----------             -----------
                                                       Net Loans       533,541,000             412,801,000
 Property and equipment, net                                            15,820,000               9,931,000
 Accrued income and other assets                                        22,744,000              10,991,000
                                                                       -----------             -----------
                                                    Total Assets    $  777,115,000          $  590,147,000
                                                                       ===========             ===========
Liabilities and Shareholders' Equity
 Deposits
  Non-interest bearing                                              $   68,084,000          $   46,168,000
  Savings and NOW                                                      273,473,000             215,336,000
  Time                                                                 209,017,000             150,120,000
                                                                       -----------             -----------
                                                  Total Deposits       550,574,000             411,624,000
 Federal funds purchased                                                21,850,000              13,400,000
 Other borrowings                                                      127,150,000             110,894,000
 Accrued expenses and other liabilities                                 28,136,000               7,204,000
                                                                       -----------             -----------
                                               Total Liabilities       727,710,000             543,122,000
                                                                       -----------             -----------
 Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized;
   none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
   issued and outstanding:  2,724,822 shares at June 30, 1996
   and 2,704,038 shares at December 31, 1995                             2,725,000               2,704,000
  Capital surplus                                                       20,442,000              19,924,000
  Retained earnings                                                     26,112,000              23,683,000
  Net unrealized gain on securities available for sale, net of
   related tax effect                                                      126,000                 714,000
                                                                       -----------             -----------
                                      Total Shareholders' Equity        49,405,000              47,025,000
                                                                       -----------             -----------
                      Total Liabilities and Shareholders' Equity    $  777,115,000          $  590,147,000
                                                                       ===========             ===========

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations



                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                                June 30,
                                                        1996                  1995                1996                1995
                                                     --------------     --------------         -------------       ------------
                                                                (unaudited)                              (unaudited)
                                                     ---------------------------------         --------------------------------
Interest Income
 Interest and fees on loans                          $11,691,000          $  9,115,000         $  22,089,000       $ 17,394,000
 Securities
  Taxable                                              1,643,000             1,544,000             2,968,000          3,171,000
  Tax-exempt                                             476,000               443,000               931,000            881,000
 Other investments                                       139,000                79,000               349,000            147,000
                                                     -----------           -----------          ------------         ----------
                        Total Interest Income         13,949,000            11,181,000            26,337,000         21,593,000
                                                     -----------           -----------          ------------         ----------
Interest Expense
 Deposits                                              3,772,000             3,068,000             7,118,000          6,024,000
 Other borrowings                                      1,776,000             1,171,000             3,447,000          2,104,000
                                                     -----------           -----------          ------------         ----------
                       Total Interest Expense          5,548,000             4,239,000            10,565,000          8,128,000
                                                     -----------           -----------          ------------         ----------
                          Net Interest Income          8,401,000             6,942,000            15,772,000         13,465,000
Provision for loan losses                                482,000               159,000               689,000            318,000
                                                     -----------           -----------          ------------         ----------
                    Net Interest Income After
                    Provision for Loan Losses          7,919,000             6,783,000            15,083,000         13,147,000
                                                     -----------           -----------          ------------         ----------
Non-interest Income
 Service charges on deposit accounts                     536,000               485,000             1,011,000            947,000
 Net gains (losses) on asset sales
  Real estate mortgage loans                             447,000               100,000               888,000            104,000
  Securities                                             (95,000)              (18,000)             (146,000)           (86,000)
 Other income                                            457,000               317,000               816,000            634,000
                                                     -----------           -----------          ------------         ----------
                    Total Non-interest Income          1,345,000               884,000             2,569,000          1,599,000
                                                     -----------           -----------          ------------         ----------
Non-interest Expense
 Salaries and employee benefits                        3,818,000             3,012,000             7,164,000          5,717,000
 Occupancy, net                                          461,000               364,000               895,000            730,000
 Furniture and fixtures                                  424,000               328,000               784,000            634,000
 Other expenses                                        1,760,000             1,697,000             3,327,000          3,238,000
                                                     -----------           -----------          ------------         ----------
                   Total Non-interest Expense          6,463,000             5,401,000            12,170,000         10,319,000
                                                     -----------           -----------          ------------         ----------
             Income Before Federal Income Tax          2,801,000             2,266,000             5,482,000          4,427,000
Federal income tax expense                               849,000               630,000             1,640,000          1,235,000
                                                     -----------           -----------          ------------         ----------
                                   Net Income        $ 1,952,000          $  1,636,000         $   3,842,000       $  3,192,000
                                                     ===========           ===========          ============         ==========

Net Income Per Share                                 $       .71          $        .60         $        1.40       $       1.17


Dividends Per Share
 Declared                                            $       .26          $        .23         $         .52       $        .46
 Paid                                                        .26                   .23                   .49                .42


See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                           Six months ended
                                                                               June 30,
                                                                       1996                  1995
                                                                    -----------           -----------
                                                                               (unaudited)
                                                                    ---------------------------------
Net Income                                                         $  3,842,000         $   3,192,000
Adjustments to Reconcile Net Income
 to Net Cash from Operating Activities
  Proceeds from sales of loans held for sale                         57,871,000            14,787,000
  Disbursements for loans held for sale                             (46,747,000)          (14,901,000)
  Provision for loan losses                                             689,000               318,000
  Deferred loan fees                                                    120,000               (54,000)
  Depreciation, amortization of intangible assets
   and premiums and accretion of discounts on
   investment securities and loans                                    1,103,000             1,091,000
  Net losses on sales of securities                                     146,000                86,000
  Net gains on sales of real estate mortgage loans                     (888,000)             (104,000)
  (Increase) decrease in accrued income and other assets             (2,761,000)              794,000
  Increase in accrued expenses and other liabilities                  3,845,000             1,234,000
                                                                    -----------           -----------
                                             Total Adjustments       13,378,000             3,251,000
                                                                    -----------           -----------
                            Net Cash from Operating Activities       17,220,000             6,443,000
                                                                    -----------           -----------
Cash Flow from Investing Activities
 Proceeds from sales of securities available for sale                 9,629,000            11,156,000
 Proceeds from maturities of securities held to maturity              7,782,000             3,110,000
 Principal payments received on securities available for sale         4,287,000                77,000
 Principal payments received on securities held to maturity             378,000             2,464,000
 Purchases of securities available for sale                         (25,470,000)
 Purchases of securities held to maturity                              (295,000)           (7,026,000)
 Portfolio loans made to customers net of principle payments
  received                                                          (37,906,000)          (42,830,000)
 Acquisition of bank, less cash received                             19,011,000
 Capital expenditures                                                (1,279,000)             (755,000)
                                                                    -----------           -----------
                            Net Cash from Investing Activities      (23,863,000)          (33,804,000)
                                                                    -----------           -----------
Cash Flow from Financing Activities
 Net increase (decrease) in total deposits                            7,415,000           (11,252,000)
 Net increase in short-term borrowings                               21,706,000            47,832,000
 Proceeds from Federal Home Loan Bank advances                       12,000,000             4,600,000
 Payments of Federal Home Loan Bank advances                        (18,000,000)          (14,000,000)
 Dividends paid                                                      (1,301,000)           (1,136,000)
 Proceeds from issuance of common stock                                  39,000                26,000
 Repurchase of common stock                                                                  (755,000)
                                                                    -----------           -----------
                            Net Cash from Financing Activities       21,859,000            25,315,000
                                                                    -----------           -----------
          Net Increase (Decrease) in Cash and Cash Equivalents       15,216,000            (2,046,000)
Cash and Cash Equivalents at Beginning of Period                     17,208,000            23,719,000
                                                                    -----------           -----------
                    Cash and Cash Equivalents at End of Period     $ 32,424,000         $  21,673,000
                                                                    ===========           ===========
Cash paid during the period for:
 Interest                                                            10,830,000             8,034,000
 Income taxes                                                         1,330,000             1,075,000
Transfer of loans to other real estate                                  151,000               146,000

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity



                                                              Six months ended
                                                                 June 30,
                                                           1996                1995
                                                        ----------          ----------
                                                                 (unaudited)
                                                        ------------------------------
Balance at beginning of period                        $ 47,025,000        $ 40,311,000
 Net income                                              3,842,000           3,192,000
 Cash dividends declared                                (1,413,000)         (1,239,000)
 Issuance of common stock                                  539,000             376,000
 Repurchase of common stock                                                   (755,000)
 Net change in unrealized gain on securities
  available for sale, net of related tax effect           (588,000)          1,733,000
                                                        ----------          ----------
Balance at end of period                              $ 49,405,000        $ 43,618,000
                                                        ==========          ==========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 1996 and December 31,1995, and the results of operations for the six-month periods ended June 30, 1996 and 1995.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $3,852,000 at June 30, 1996, and $2,560,000 at December 31, 1995. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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


RECENT ACQUISITION

     The Registrant consummated its acquisition (the "Recent Acquisition") of the outstanding common stock of North Bank Corporation ("NBC") as of June 1, 1996. In addition to 10 offices serving seven counties in north-east Michigan, NBC's sole banking subsidiary operates First Central Mortgage Corporation ("FCMC") in Saginaw. Cash consideration and goodwill totaled approximately $15.8 million and $7.5 million, respectively.

     At June 30, 1996, NBC's assets totaled $156.8 million. At that date, its loans and deposits totaled $86.5 million and $129.7 million, respectively. Other than an additional provision for loan losses, inclusion of NBC's results of operation for the thirty-day period ended June 30, 1996, did not have a material impact on the Registrant's results of operation for the three- or six-month periods ended June 30, 1996. (See "ASSET QUALITY.")

     Management anticipates that NBC's banking subsidiary will consolidate with an existing subsidiary of the Registrant during the third-quarter of 1996. Due to competitive factors, Management does not believe that the continued operation of FCMC is consistent with its goal to maximize shareholder value. Accordingly, Management has elected to sell or otherwise discontinue operation of FCMC. The sale or liquidation of FCMC is not expected to have a material impact on the Registrant's financial condition or its results of operation.


                              FINANCIAL CONDITION

SUMMARY

     Notwithstanding the impact of the Recent Acquisition, the Registrant's loans, excluding loans held for sale ("Portfolio Loans"), totaled $453.7 million at June 30, 1996, compared to $418.0 million at December 31, 1995. Notwithstanding an increase in the rate of prepayments on existing loans and a shift in consumer demand to fixed-rate obligations, real estate mortgage loans accounted for approximately 76% of the $35.7 million increase in Portfolio Loans. (See "ASSET/LIABILITY MANAGEMENT.")

     The increase in Portfolio Loans has been funded by increases in total deposits, federal funds purchased and advances from the Federal Home Loan Bank ("FHLB"). Excluding the impact of the Recent Acquisition, total deposits increased by $9.3 million during the six months ended June 30, 1996. Management attributes this increase to the seasonal cash management needs of the municipal depositors that are served by the Banks. (See "ASSET/LIABILITY MANAGEMENT" and "LIQUIDITY AND CAPITAL RESOURCES.")


ASSET QUALITY

     Management believes that its decentralized structure provides the Banks with important advantages in serving the needs of its principal lending markets. Although the Management and Board of Directors of each of the Banks retain authority and responsibility for all credit decisions, each of the Banks has adopted uniform underwriting standards. Management believes that the Registrant's Corporate Loan Committee and the centralization of loan review and other credit services ensures the consistent application of such underwriting standards and provides the requisite controls that are consistent with the needs of the Registrant's decentralized structure.

     Non-performing loans totaled $3,852,000 and non-performing assets totaled $4,705,000 at June 30, 1996. The Recent Acquisition accounts for approximately 82% of the $1,292,000 increase in non-performing loans and approximately 93% of the $1,385,000 increase in non-performing assets during the six months ended June 30, 1996.



      NON-PERFORMING ASSETS
                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
      Non-accrual loans                   $2,042,000   $ 1,886,000
      Loans 90 days or more past due and
       still accruing interest             1,604,000       427,000
      Restructured loans                     206,000       247,000
                                          ----------   -----------
              Total non-performing loans   3,852,000     2,560,000
      Other real estate                      853,000       760,000
                                          ----------   -----------
             Total non-performing assets  $4,705,000   $ 3,320,000
                                          ==========   ===========


      As a percent of total loans
       Total non-performing loans               0.71%         0.61%
       Total non-performing assets              0.87%         0.79%

     In the absence of the Recent Acquisition, non-performing loans would be equal to .61% of total loans, unchanged from December 31, 1995. During that six-month period, total non-performing assets would have declined to .75% of total loans from .79% at December 31, 1995.

     Impaired loans totaled approximately $2,800,000 at June 30, 1996. In addition to certain non-performing loans, such impaired loans include commercial and agricultural loans totaling $800,000 that have been separately identified as impaired. The Banks' average investment in impaired loans was approximately $2,600,000 during the six-month period ended June 30, 1996. Interest income recognized on impaired loans during the three- and six-month periods ended June 30, 1996, totaled approximately $43,000 and $83,000, respectively.

     Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, the historical loss experience of each portfolio as well as the level of non-performing and impaired loans. Based upon the application of its allocation methodology to the loans associated with the Recent Acquisition, Management elected to increase the provision for loan losses to $689,000 during the six months ended June 30, 1996, from $318,000 during the comparable period of 1995. At June 30, 1996, approximately 44% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 45% at December 31, 1995.


            ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                           June 30, 1996                     December 31, 1995
                                  -------------------------------        --------------------------
                                                      Percent of                       Percent of
                                   Allowance           Loans to          Allowance      Loans to
                                    Amount           Total Loans           Amount     Total Loans
                                  -----------       -------------        ----------  --------------
            Commercial and
             agricultural         $ 1,805,000              24.8%         $1,612,000         26.0%
            Real estate mortgage      195,000              53.9             162,000         54.0
            Installment               911,000              21.3             597,000         20.0
            Unallocated             3,766,000                             2,872,000
                                  -----------          --------          ----------       ------
                           Total  $ 6,677,000             100.0%         $5,243,000        100.0%
                                  ===========          ========          ==========       ======

     During the six-month period in 1996, loans charged against the allowance, net of recoveries ("Net Loan Losses"), were $185,000, compared to $162,000 during the comparable period of 1995. On an annual basis, loans charged against the allowance, net of recoveries, were equal to 0.08% and 0.09% of average Portfolio Loans during the six month periods ended June 30, 1996 and 1995, respectively. The Recent Acquisition accounts for $37,000 of the Net Loan Losses in 1996.


             ALLOWANCE FOR LOAN LOSSES
                                                                              Six months ended
                                                                                  June 30,
                                                                             1996         1995
                                                                          -----------  -----------
             Balance at beginning of period                               $5,243,000   $5,054,000
             Additions (deduction)
              Allowance on loans acquired                                    930,000
              Provision charged to operating expense                         689,000      318,000
              Recoveries credited to allowance                               174,000      164,000
              Loans charged against the allowance                           (359,000)    (326,000)
                                                                          ----------   ----------
             Balance at end of period                                     $6,677,000   $5,210,000
                                                                          ==========   ==========
             Net loans charged against the allowance to
              average Portfolio Loans (annualized)                             0.08%        0.09%
             Allowance for loan losses as a percent of
              non-performing loans                                              173%         182%

LIQUIDITY AND CAPITAL RESOURCES

     Management views its ability to profitably deploy capital or otherwise maintain financial leverage as a prerequisite to the Registrant's continued success. Management's strategies to maintain financial leverage ("Leverage Strategies") include the acquisition of other financial institutions as well as the Banks' ability to profitably fund Portfolio Loans with advances from the FHLB and other non-deposit funding sources. (See "RECENT ACQUISITION" and "ASSET/LIABILITY MANAGEMENT.") The Registrant's dividend policies, are also important components of Management's Leverage Strategies.



             Capital ratios
                                                    June 30, 1996  December 31, 1995
                                                    -------------  -----------------
             Equity capital                             6.36%            7.97%
             Tangible equity capital                    5.15             7.58
             Primary capital                            7.16             8.78
             Tangible primary capital                   5.97             8.39
             Risk-based capital                         9.28            12.75

     Notwithstanding a $588,000 decline in net unrealized gains on securities available for sale, after consideration of related taxes, shareholders' equity increased by $2.4 million during the six months ended June 30, 1996. The increase reflects the retention of earnings as well as the value of common shares issued pursuant to the Registrant's Incentive Share Grant Plan and its various stock option plans.

     As a result of the Recent Acquisition, shareholders' equity declined to 6.36% of total assets at June 30, 1996, from 7.97% at December 31, 1995. In the absence of that transaction, however, shareholders' equity would have been largely unchanged from December 31, 1995.

     Accrued expenses and other liabilities reflect the Company's obligation to the former shareholders of NBC. A credit facility has been established with a financial institution to fund the aggregate purchase price of $15.8 million.

ASSET/LIABILITY MANAGEMENT

     The retention of 15- and 30-year fixed-rate real estate mortgage loans is not consistent with Management's Leverage Strategies or the Banks' asset/liability needs. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may, however, be profitably funded with FHLB advances and the retention of such loans is a principal focus of Management's Leverage Strategies. (See "NON INTEREST INCOME".)

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

     The Bank's competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks continue to employ pricing tactics that are intended to enhance the value of core deposits and rely on strategies that utilize federal funds and other borrowings, principally advances from the FHLB to fund increases in Portfolio Loans. (See "NET INTEREST INCOME".) At June 30, 1996, advances from the FHLB totaled $118.0 million.

     The Banks' maintain diversified investment portfolios that are consistent with Management's Leverage Strategies and the asset/liability and liquidity needs of the Banks. Such portfolios are comprised of securities issued by the U.S. Treasury and government sponsored agencies as well as obligations of states and political subdivisions and mortgage-backed securities. Sales of securities available for sale will be dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. (See "NON-INTEREST INCOME.")


                             RESULTS OF OPERATIONS

SUMMARY

     Net income increased by 19% to $1,952,000 during the three months ended June 30, 1996, from $1,636,000 during the comparable period of 1995. During the six-month period in 1996, net income totaled $3,842,000 compared to $3,192,000 in 1995. The increases are the result of increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses, non-interest expense and federal income tax expense.

     Key performance ratios for the three- and six-month periods ended June 30, 1996 and 1995, are set forth below.


      KEY PERFORMANCE RATIOS
                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                  1996      1995         1996     1995
                                 -----------------    ------------------
      Return on
       Average assets              1.20%     1.25%       1.24%     1.24%
       Average equity             15.93     15.24       15.84     15.23

      Earnings per common share   $ .71     $ .60       $1.40    $ 1.17


NET INTEREST INCOME

     Net interest income increased by $1,459,000 to $8,401,000 during the three months ended June 30, 1996, and by $2,307,000 to $15,772,000 during the six-month period. The increases principally reflect increases in average earning assets that resulted from implementation of Management's Leverage Strategies. Excluding the impact of the Recent Acquisition, net interest income would have totaled $7,879,000 and $15,250,000 during the three- and six-month periods of 1996, respectively.

     Although Management's Leverage Strategies have a positive impact on net interest income and have contributed to the increase in the Registrant's return on average equity, such strategies have an adverse impact on tax equivalent net interest income as a percent of average earning assets. Tax equivalent net interest income was equal to 5.70% and 5.55% during the three- and six-month periods ended June 30, 1996. The declines from the comparable periods of 1995 reflect the average cost of FHLB advances relative to the cost of the Banks' core deposits. (See "ASSET/LIABILITY MANAGEMENT.")


NET INTEREST INCOME AND SELECTED RATIOS
                                                      Three months               Six months
                                                     ended June 30,             ended June 30,
                                                    1996        1995           1996         1995
                                                 ----------  ----------    -----------  -----------
Average earning assets (In thousands)             $612,256     $495,524     $588,303     $489,513

As a percent of average earning assets
  Tax equivalent interest income                    9.34%        9.24%        9.15%        9.09%
  Interest expense                                  3.64         3.43         3.60         3.35
  Tax equivalent net interest income                5.70         5.81         5.55         5.74


Average earning assets as a
 percent of average assets                         93.76%       94.09%       94.71%       94.22%

Free-funds ratio                                   12.00%       11.44%       12.11%       11.29%

NON-INTEREST INCOME

     Notwithstanding the impact of net losses on the sale of securities available for sale, non-interest income increased during both the three- and six-month periods ended June 30, 1996. Non-interest income increased by $461,000 to $1,345,000 during the three-month period and by $970,000 to $2,569,000 during the six-month period. The increases are principally the result of increases in net gains on the sale of real estate mortgage loans. The Recent Acquisition as well as increases in service charges on deposit accounts and other income also contributed to the increase in non-interest income.

     Net gains on the sale of real estate mortgage loans totaled $447,000 during the three months ended June 30, 1996, compared to $100,000 during the comparable period of 1995. During the six-month periods in 1996 and 1995, such net gains totaled $888,000 and $104,000, respectively. Although the majority of the increase in such net gains reflects favorable economic conditions and an increase in loans sold, Management attributes 35% of the increase to the impact of SFAS #122 and the sale of related servicing rights on loans totaling approximately $20.7 million. A year earlier, the related servicing rights were sold on loans totaling approximately $4.3 million. (See "STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS".)


                                         Three months ended                    Six months ended
                                             June 30,                              June 30,
                                       1996            1995                  1996            1995
                                    ---------------------------         -----------------------------
Real estate mortgage loan
 originations                       $64,952,000     $39,619,000          $108,694,000     $62,133,000
Real estate mortgage loan sales      30,372,000       8,783,000            59,890,000      15,847,000
Net gains on the sale of real
 estate mortgage loans                  447,000         100,000               888,000         104,000
Net gains as a percent of real
 estate mortgage loans sold                1.47%           1.14%                 1.48%            .66%

     The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as consumer demand for fixed-rate loans. (See "ASSET/LIABILITY MANAGEMENT.") Net gains on the sale of loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

     The Banks realized net losses of $95,000 on the sale of securities available for sale during the three months ended June 30, 1996, compared to $18,000 during the comparable period of 1995. During the six-month periods in 1996 and 1995, the Banks realized net losses of $146,000 and $86,000, respectively. (See "ASSET/LIABILITY MANAGEMENT.")

SALES OF SECURITIES AVAILABLE FOR SALE

                                               Six months ended
                                                    June 30,
                                            1996               1995
                                        -----------       ------------
Proceeds                                $9,629,000        $ 11,156,000
                                        ==========        ============
Gross gains                             $   31,000        $      8,000
Gross losses                              (177,000)            (94,000)
                                        ----------        ------------
 Net losses                             $ (146,000)       $    (86,000)
                                        ==========        ============

NON-INTEREST EXPENSE

     Non-interest expense totaled $6,463,000 during the three months ended June 30, 1996, compared to $5,401,000 during the comparable period of 1995. During the six-month periods in 1996 and 1995, non-interest expense totaled $12,170,000 and $10,319,000, respectively. The Recent Acquisition accounts for approximately $450,000 of the increase during both periods.

     Costs associated with the origination and sale of real estate mortgage loans, also accounts for a substantial portion of the increase in non-interest income. Management estimates that such costs, including, but not limited to, commissions and other variable expenses, account for approximately 60% of the increase in total non-interest expense during the six month period. Costs associated with new branch facilities, a write down of other real estate as well as the introduction of the new "EZ Money" check card and the related ATM conversion also contributed to the increase in non-interest expense.

     A reduction in FDIC insurance expense, however, limited the increase in total non-interest expense. During the three months ended June 30, 1996, the Banks' insurance assessment totaled $8,000 compared to $229,000 in 1995. The Banks' insurance assessment for the six-month periods in 1996 and 1995 totaled $15,000 and $457,000, respectively.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS #122") effective January 1, 1996. SFAS #122 requires the Banks to recognize as separate assets the rights to service mortgage loans for others that have been acquired through either a purchase or origination of a loan. The fair value of capitalized originated mortgage servicing rights has been determined based on market value quotes for similar servicing. These mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. SFAS #122 also require the Banks to assess these mortgage servicing rights for impairment based on the fair value of those rights. For purposes of measuring impairment, the risk characteristics used by the Banks include the underlying loans' interest rates, term of loan and loan types.

     The Banks capitalized approximately $181,000 of originated servicing rights during the six months ended June 30, 1996, of which approximately $17,000 has been amortized.

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

Item 6. Exhibits & Reports on Form 8-K

    (a) Exhibit Number & Description
        None

    (b) Reports on Form 8-K
        A report on Form 8-K was filed on June 13, 1996, to report the acquisition of North Bank Corporation by the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     August 13, 1996                By    s/William R. Kohls
     -------------------------             -----------------------------------
                                         William R. Kohls, Principal Financial
                                              Officer

Date     August 13, 1996                By    s/James J. Twarozynski
     -------------------------             -----------------------------------
                                         James J. Twarozynski, Principal
                                              Accounting Officer

                                EXHIBIT INDEX


                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                    DESCRIPTION                               PAGE
- -------                   -----------                           ------------
27                        Financial Data Schedule
