Form 10-Q
period 1996-09-30
INDEPENDENT BANK CORP /MI/
filed 1996-10-18
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

Commission file number   0-7818
                       --------
                        INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                               38-2032782
--------------------------------------   ---------------------------------------
      (State or jurisdiction of          (I.R.S. Employer Identification
       Incorporation or Organization)     Number)


           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
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
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at October 17, 1996
------------------------------------   -----------------------------------------
       Common stock, par value $1                 2,861,399

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                         Number(s)
                                                                         ---------
PART I -   Financial Information
           ---------------------

Item 1.    Consolidated Statements of Financial Condition
            September 30, 1996 and December 31, 1995                         2

           Consolidated Statements of Operations
            Three- and nine-month periods ended September 30, 1996 and 1995  3

           Consolidated Statements of Cash Flows
            Nine-month periods ended September 30, 1996 and 1995             4

           Consolidated Statements of Shareholders' Equity
            Nine-month periods ended September 30, 1996 and 1995             5

           Notes to Interim Consolidated Financial Statements
            Three- and nine-month periods ended September 30, 1996 and 1995  6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7-15

PART II -  Other Information
           -----------------

Item 6.    Exhibits & Reports on Form 8-K                                    16

                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                             September 30,             December 31,
                                                                                 1996                     1995
                                                                           --------------            --------------
                                                                              (unaudited)
                                                                           --------------            --------------
Assets
 Cash and due from banks                                                   $   26,601,000            $   17,208,000
 Securities available for sale                                                122,487,000                87,553,000
 Securities held to maturity (fair value of $27,698,000 at
  September 30,1996; $29,031,000 at December 31, 1995)                         26,874,000                27,906,000
 Federal Home Loan Bank stock, at cost                                         10,198,000                 7,710,000
 Loans held for sale                                                           10,389,000                16,047,000
 Loans
  Commercial and agricultural                                                 141,747,000               108,879,000
  Real estate mortgage                                                        310,079,000               225,900,000
  Installment                                                                 113,592,000                83,265,000
                                                                           --------------            --------------
                                                     Total Loans              565,418,000               418,044,000
  Allowance for loan losses                                                    (6,720,000)               (5,243,000)
                                                                           --------------            --------------
                                                       Net Loans              558,698,000               412,801,000
 Property and equipment, net                                                   16,624,000                 9,931,000
 Accrued income and other assets                                               21,281,000                10,991,000
                                                                           --------------            --------------
                                                    Total Assets           $  793,152,000            $  590,147,000
                                                                           ==============            ==============
Liabilities and Shareholders' Equity
 Deposits
  Non-interest bearing                                                     $   68,685,000            $   46,168,000
  Savings and NOW                                                             263,841,000               215,336,000
  Time                                                                        209,255,000               150,120,000
                                                                           --------------            --------------
                                                  Total Deposits              541,781,000               411,624,000
 Federal funds purchased                                                       37,100,000                13,400,000
 Other borrowings                                                             153,859,000               110,894,000
 Accrued expenses and other liabilities                                         9,679,000                 7,204,000
                                                                           --------------            --------------
                                               Total Liabilities              742,419,000               543,122,000
                                                                           --------------            --------------
Shareholders' Equity
 Preferred stock, no par value--200,000 shares authorized;
  none outstanding
 Common stock, $1.00 par value--14,000,000 shares authorized;
  issued and outstanding:  2,861,399 shares at September 30, 1996
  and 2,704,038 shares at December 31, 1995                                     2,861,000                 2,704,000
 Capital surplus                                                               24,256,000                19,924,000
 Retained earnings                                                             23,447,000                23,683,000
 Net unrealized gain on securities available for sale, net of
  related tax effect                                                              169,000                   714,000
                                                                           --------------            --------------
                                      Total Shareholders' Equity               50,733,000                47,025,000
                                                                           --------------            --------------
                      Total Liabilities and Shareholders' Equity           $  793,152,000            $  590,147,000
                                                                           ==============            ==============

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                         September 30,
                                                   1996               1995              1996                 1995
                                               -------------      -------------    ---------------       -------------
                                                          (unaudited)                           (unaudited)
                                               --------------------------------    -----------------------------------
Interest Income
 Interest and fees on loans                    $  13,498,000      $   9,976,000    $    35,587,000       $  27,370,000
 Securities
  Taxable                                          1,905,000          1,402,000          4,873,000           4,572,000
  Tax-exempt                                         571,000            447,000          1,502,000           1,328,000
 Other investments                                   287,000            116,000            636,000             264,000
                                               -------------      -------------    ---------------       -------------
                        Total Interest Income     16,261,000         11,941,000         42,598,000          33,534,000
                                               -------------      -------------    ---------------       -------------
Interest Expense
 Deposits                                          4,480,000          3,169,000         11,598,000           9,193,000
 Other borrowings                                  2,503,000          1,584,000          5,950,000           3,688,000
                                               -------------      -------------    ---------------       -------------
                       Total Interest Expense      6,983,000          4,753,000         17,548,000          12,881,000
                                               -------------      -------------    ---------------       -------------
                          Net Interest Income      9,278,000          7,188,000         25,050,000          20,653,000
Provision for loan losses                            253,000            159,000            942,000             477,000
                                               -------------      -------------    ---------------       -------------
                    Net Interest Income After
                    Provision for Loan Losses      9,025,000          7,029,000         24,108,000          20,176,000
                                               -------------      -------------    ---------------       -------------
Non-interest Income
 Service charges on deposit accounts                 630,000            492,000          1,641,000           1,439,000
 Net gains (losses) on asset sales
  Real estate mortgage loans                         363,000            301,000          1,251,000             405,000
  Securities                                          16,000            (24,000)          (130,000)           (110,000)
 Other income                                        403,000            288,000          1,219,000             922,000
                                               -------------      -------------    ---------------       -------------
                    Total Non-interest Income      1,412,000          1,057,000          3,981,000           2,656,000
                                               -------------      -------------    ---------------       -------------
Non-interest Expense
 Salaries and employee benefits                    4,240,000          3,186,000         11,404,000           8,903,000
 Occupancy, net                                      563,000            405,000          1,458,000           1,135,000
 Furniture and fixtures                              553,000            341,000          1,337,000             975,000
 Other expenses                                    2,278,000          1,646,000          5,605,000           4,884,000
                                               -------------      -------------    ---------------       -------------
                   Total Non-interest Expense      7,634,000          5,578,000         19,804,000          15,897,000
                                               -------------      -------------    ---------------       -------------
             Income Before Federal Income Tax      2,803,000          2,508,000          8,285,000           6,935,000
Federal income tax expense                           826,000            713,000          2,466,000           1,948,000
                                               -------------      -------------    ---------------       -------------
                                   Net Income  $   1,977,000      $   1,795,000    $     5,819,000       $   4,987,000
                                               =============      =============    ===============       =============
Net Income Per Share                           $         .69      $         .63    $          2.02       $        1.74
Dividends Per Share
 Declared                                      $         .25      $         .22    $           .74       $         .66
 Paid                                                    .25                .22                .71                 .62

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                    Nine months ended
                                                                                       September 30,
                                                                               1996                     1995
                                                                         --------------           --------------
                                                                                        (unaudited)
                                                                         ---------------------------------------
Net Income                                                               $    5,819,000           $    4,987,000
Adjustments to Reconcile Net Income
 to Net Cash from Operating Activities
  Proceeds from sales of loans held for sale                                 78,515,000               33,439,000
  Disbursements for loans held for sale                                     (69,135,000)             (31,883,000)
  Provision for loan losses                                                     942,000                  477,000
  Deferred loan fees                                                            158,000                   23,000
  Depreciation, amortization of intangible assets
   and premiums and accretion of discounts on
   investment securities and loans                                            1,899,000                1,679,000
  Net losses on sales of securities                                             130,000                  110,000
  Net gains on sales of real estate mortgage loans                           (1,251,000)                (405,000)
  (Increase) decrease in accrued income and other assets                     (7,784,000)                (751,000)
  Increase in accrued expenses and other liabilities                          1,114,000                1,993,000
                                                                         --------------           --------------
                                             Total Adjustments                4,588,000                4,682,000
                                                                         --------------           --------------
                            Net Cash from Operating Activities               10,407,000                9,669,000
                                                                         --------------           --------------
Cash Flow from Investing Activities
 Proceeds from sales of securities available for sale                        15,907,000               13,152,000
 Proceeds from maturities of securities held to maturity                      8,898,000               10,925,000
 Principal payments received on securities available for sale                 6,785,000                  863,000
 Principal payments received on securities held to maturity                     601,000                3,867,000
 Purchases of securities available for sale                                 (30,839,000)
 Purchases of securities held to maturity                                      (295,000)             (15,715,000)
 Portfolio loans made to customers net of principal payments received       (63,355,000)             (75,788,000)
 Acquisition of branch office, less cash received                                                     13,949,000
 Acquisition of bank, less cash received                                      9,478,000
 Capital expenditures                                                        (2,607,000)              (1,133,000)
                                                                         --------------           --------------
                            Net Cash from Investing Activities              (55,427,000)             (49,880,000)
                                                                         --------------           --------------
Cash Flow from Financing Activities
 Net decrease in total deposits                                              (1,378,000)             (15,371,000)
 Net increase in short-term borrowings                                       20,165,000                6,663,000
 Proceeds from Federal Home Loan Bank advances                               45,000,000               76,000,000
 Payments of Federal Home Loan Bank advances                                (17,000,000)             (30,000,000)
 Proceeds from issuance of long-term borrowings                              10,000,000
 Retirement of debt                                                            (500,000)
 Dividends paid                                                              (1,933,000)              (1,758,000)
 Proceeds from issuance of common stock                                          59,000                   81,000
 Repurchase of common stock                                                                             (755,000)
                                                                         --------------           --------------
                            Net Cash from Financing Activities               54,413,000               34,860,000
                                                                         --------------           --------------
          Net Increase (Decrease) in Cash and Cash Equivalents                9,393,000               (5,351,000)
Cash and Cash Equivalents at Beginning of Period                             17,208,000               23,719,000
                                                                         --------------           --------------
                    Cash and Cash Equivalents at End of Period           $   26,601,000           $   18,368,000
                                                                         ==============           ==============
Cash paid during the period for:
 Interest                                                                $   16,935,000           $   12,530,000
 Income taxes                                                                 2,990,000                2,150,000
Transfer of loans to other real estate                                          808,000                  367,000


See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity



                                                             Nine months ended
                                                               September 30
                                                         1996                1995
                                                     -------------       -------------
                                                                (unaudited)
                                                     ---------------------------------
Balance at beginning of period                       $  47,025,000       $  40,311,000
 Net income                                              5,819,000           4,987,000
 Cash dividends declared                                (2,125,000)         (1,861,000)
 Issuance of common stock                                  559,000             430,000
 Repurchase of common stock                                                   (755,000)
 Net change in unrealized gain on securities
  available for sale, net of related tax effect           (545,000)          1,794,000
                                                     -------------       -------------
Balance at end of period                             $  50,733,000       $  44,906,000
                                                     =============       =============


See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 1996 and December 31, 1995, and the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $3,451,000 at September 30, 1996, and $2,560,000 at December 31, 1995. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).


3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

5. The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", effective January 1, 1996.
(See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

NBC ACQUISITION

     The Registrant consummated its acquisition of the outstanding common stock of North Bank Corporation (the "NBC Acquisition") as of June 1, 1996. At that date, NBC's assets totaled $151.9 million and its loans and deposits totaled $84.5 million and $131.6 million, respectively. Cash consideration and goodwill totaled approximately $15.8 million and $7.5 million, respectively. NBC's banking subsidiary consolidated with an existing subsidiary of the Registrant during the third-quarter of 1996.

     The unaudited pro forma combined results for the Registrant and NBC set forth below are presented as if the acquisition had occurred at the beginning of the periods presented.



                                            Nine months ended
                                               September 30,
                                             1996        1995
                                          ----------  ----------
        Revenues, net                     $51,700,000  $45,800,000
        Net income                          5,600,000    4,600,000
        Net income per common share             $1.93        $1.60

PENDING ACQUISITION

     On August 20, 1996, the Registrant announced that one of the Banks had agreed to purchase certain loans and real and personal property and assume deposit liabilities associated with eight branch facilities, located in Michigan's thumb region ("Pending Acquisition").

     At September 30, 1996, loans to be purchased and deposit liabilities to be assumed totaled $21.5 million and $121.5 million, respectively. The estimated purchase price based on September 30, 1996, financial information is anticipated to be approximately $10.2 million, and goodwill is expected to total approximately $8.4 million. The transaction is subject to regulatory approval and will likely be completed during December of 1996.

     The Company expects to raise additional tier 1 capital to assist the Registrant in maintaining its capital ratios following consummation of the Pending Acquisition.

                              FINANCIAL CONDITION
SUMMARY

     The Registrant's loans, excluding loans held for sale ("Portfolio
Loans"), totaled $565.4 million at September 30, 1996, compared to $418.0 million at December 31, 1995. The NBC Acquisition and an increase in rate-sensitive real estate mortgage loans account for the majority of the $147.4 million increase in Portfolio Loans. (See "Asset/liability management.")

     Excluding the impact of the NBC Acquisition, the increase in Portfolio Loans has been funded by increased federal funds purchased and advances from the Federal Home Loan Bank ("FHLB"). The use of non-deposit sources of funds is structured to complement the Banks' interest-rate risk profile and the cost of such borrowings is a principal consideration in the Banks' deposit pricing strategies. (See "Asset/liability management" and "Liquidity and capital resources.")


ASSET QUALITY

     Management believes that its decentralized structure provides the Banks with important advantages in serving the needs of its principal lending markets. Although the Management and Board of Directors of each of the Banks retain authority and responsibility for all credit decisions, each of the Banks has adopted uniform underwriting standards.

     Management believes that the Registrant's Corporate Loan Committee and the centralization of loan review and other credit services ensures the consistent application of such underwriting standards and provides the controls that are consistent with the needs of the Registrant's decentralized structure.

     Non-performing loans totaled $3,451,000 and non-performing assets totaled $4,407,000 at September 30, 1996. The increase in non-performing loans and assets during 1996 were the result of the NBC Acquisition.

NON-PERFORMING ASSETS



                                    September 30,  December 31,
                                        1996           1995
                                    -------------  ------------
Non-accrual loans                     $2,089,000    $1,886,000
Loans 90 days or more past due and
 still accruing interest               1,159,000       427,000
Restructured loans                       203,000       247,000
                                      ----------    ----------
        Total non-performing loans     3,451,000     2,560,000
Other real estate                        956,000       760,000
                                      ----------    ----------
       Total non-performing assets    $4,407,000    $3,320,000
                                      ==========    ==========
As a percent of total loans
  Total non-performing loans                0.61%         0.61%
  Total non-performing assets               0.78%         0.79%

     In the absence of the NBC Acquisition, non-performing loans would have declined to .52% of total loans, from .61% at December 31, 1995. During that nine-month period, total non-performing assets would have declined to .68% of total loans from .79% at December 31, 1995.

     Impaired loans totaled approximately $2,200,000 and $3,200,000 at September 30, 1996 and December 31, 1995, respectively. In addition to certain non-performing loans, such impaired loans include commercial and agricultural loans totaling $800,000 and $1,800,000 at September 30, 1996 and December 31, 1995, respectively that have been separately identified as impaired. Certain impaired loans with a balance of approximately $1,000,000 and $700,000 had specific allocations of the allowance for loan losses totaling approximately $125,000 and $250,000 at September 30, 1996 and December 31, 1995,
respectively. The Banks' average investment in impaired loans was approximately $2,500,000 and $2,000,000 during the nine-month periods ended September 30, 1996 and 1995, respectively. Interest income recognized on impaired loans during the nine-month periods ended September 30, 1996 and 1995, totaled approximately $110,000 and $40,000, respectively.

     Management's assessment of the allowance for loan losses is based on the amount and composition of the loan portfolio, an evaluation of specific credits, the historical loss experience of each portfolio as well as the level of non-performing and impaired loans. Partially based upon the application of its allocation methodology to the loans associated with the NBC Acquisition, Management elected to increase the provision for loan losses to $942,000 during the nine months ended September 30, 1996, from $477,000 during the comparable period of 1995. At September 30, 1996, approximately 43% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 45% at December 31, 1995.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                  September 30, 1996             December 31, 1995
                         ---------------------------------   --------------------------
                                             Percent of                    Percent of
                          Allowance           Loans to       Allowance      Loans to
                           Amount           Total Loans        Amount     Total Loans
                         -----------      ----------------   ----------  --------------
Commercial and
  agricultural            $1,761,000           25.1%          $1,612,000        26.0%
Real estate mortgage         229,000           54.8              162,000        54.0
Installment                  879,000           20.1              597,000        20.0
Unallocated                3,851,000                           2,872,000
                         -----------          -----           ----------       -----
               Total      $6,720,000          100.0%          $5,243,000       100.0%
                         ===========          =====           ==========       =====

     During the nine-month period in 1996, loans charged against the allowance, net of recoveries ("Net Loan Losses"), were $270,000, compared to $282,000 during the comparable period of 1995. On an annual basis, loans charged against the allowance, net of recoveries, were equal to 0.11% and 0.10% of average Portfolio Loans during the nine month periods ended September 30, 1996 and 1995, respectively. The NBC Acquisition accounts for $90,000 of the Net Loan Losses in 1996.


ALLOWANCE FOR LOAN LOSSES

                                                     Nine months ended
                                                       September 30,
                                                     1996         1995
                                                  -----------  -----------
Balance at beginning of period                    $5,243,000   $5,054,000
Additions (deduction)
 Allowance on loans acquired                         930,000
 Provision charged to operating expense              942,000      477,000
 Recoveries credited to allowance                    395,000      245,000
 Loans charged against the allowance                (665,000)    (527,000)
                                                  ----------   ----------
Balance at end of period                          $6,720,000   $5,249,000
                                                  ==========   ==========
Net loans charged against the allowance to
 average Portfolio Loans (annualized)                   0.11%        0.10%
Allowance for loan losses as a percent of
 non-performing loans                                    195%         164%

LIQUIDITY AND CAPITAL RESOURCES

     Management views its ability to profitably deploy capital or otherwise maintain financial leverage as a prerequisite to the Registrant's continued success. Management's strategies to maintain financial leverage include the acquisition of other financial institutions as well as the Banks' ability to profitably fund Portfolio Loans with advances from the FHLB and other non-deposit funding sources ("Alternate Loan Funding Strategy"). (See "Asset/liability management.") The

Registrant's dividend policies are also important components of Management's strategies to maintain financial leverage.


       CAPITAL RATIOS
                                 September 30, 1996  December 31, 1995
                                 ------------------  -----------------
       Equity capital                   6.40%              7.97%
       Tangible equity capital          5.23               7.58
       Primary capital                  7.18               8.78
       Tangible primary capital         6.04               8.39
       Risk-based capital               9.44              12.75

     Notwithstanding a $545,000 decline in net unrealized gains on securities available for sale, after consideration of related taxes, shareholders' equity increased by $3.7 million during the nine months ended September 30, 1996. The increase reflects the retention of earnings as well as the value of common shares issued pursuant to the Registrant's Incentive Share Grant Plan and its various stock option plans.

     As a result of the NBC Acquisition, shareholders' equity declined to 6.40% of total assets at September 30, 1996, from 7.97% at December 31, 1995. In the absence of that transaction, however, shareholders' equity would have been largely unchanged from December 31, 1995. (See "Pending Acquisition".)



ASSET/LIABILITY MANAGEMENT

     The retention of 15- and 30-year fixed-rate real estate mortgage loans is not consistent with Management's Alternate Loan Funding Strategy or the Banks' asset/liability needs. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may, however, be profitably funded with FHLB advances and the retention of such loans is a principal focus of Management's Internal Growth Strategies. (See "Non-interest income".)

     The Bank's competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks continue to employ pricing tactics that are intended to enhance the value of core deposits and use federal funds and other borrowings, principally advances from the FHLB to fund increases in Portfolio Loans. (See "Net interest income".) At September 30, 1996, advances from the FHLB totaled $131.0 million.

     The Banks maintain diversified investment portfolios that are consistent with Management's Alternate Loan Funding Strategy and the asset/liability and liquidity needs of the Banks. Such portfolios are comprised of securities issued by the U.S. Treasury and government sponsored agencies as well as obligations of states and political subdivisions and mortgage-backed securities. Sales of securities available for sale are dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. (See "Non-interest income.")

The following table sets forth certain information with respect to the securities portfolios, including gross unrealized gains and losses:


                                                       Unrealized
                                          Amortized    ----------         Fair
 SECURITIES                                 Cost     Gains    Losses      Value
                                          ---------  -----    ------      -----
                                                     (in thousands)
Securities available for sale
  September 30, 1996 ..................... $122,231  $  980   $  724   $122,487
  December 31, 1995 ......................   86,471   1,538      456     87,553

Securities held to maturity
  September 30, 1996 .....................  $26,874  $  891   $   67   $ 27,698
  December 31, 1995 ......................   27,906   1,157       32     29,031

                             RESULTS OF OPERATIONS
SUMMARY


     Net income increased by 10% to $1,977,000 during the three months ended September 30, 1996, from $1,795,000 during the comparable period of 1995. During the nine-month period in 1996, net income totaled $5,819,000 compared to $4,987,000 in 1995. The increases are the result of increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses, non-interest expense and federal income tax expense.

     Key performance ratios for the three- and nine-month periods ended September 30, 1996 and 1995, are set forth below.


KEY PERFORMANCE RATIOS


                                   Three months                Nine months
                                ended September 30,        ended September 30,
                                 1996         1995          1996       1995
                                ---------------------     -----------------------
Return on
 Average assets                     1.01%     1.28%          1.16%      1.26%
 Average equity                    15.58     16.07          15.78      15.60
Earnings per common share(1)      $  .69    $  .63         $ 2.02     $ 1.74

(1)  Adjusted to give retroactive effect to 5% stock dividends in 1996 and 1995.


NET INTEREST INCOME

     Net interest income increased by $2,090,000 to $9,278,000 during the three months ended September 30, 1996, and by $4,397,000 to $25,050,000 during the nine-month period. The increases principally reflect increases in average earning assets that resulted from the NBC Acquisition and the implementation of Management's Alternate Loan Funding Strategy.

     Although the NBC Acquisition and Management's Alternate Loan Funding Strategy have a positive impact on net interest income and have contributed to the increase in the Registrant's return on average equity, such strategies have an adverse impact on tax equivalent net interest income as a percent of average earning assets.

     Tax equivalent net interest income was equal to 5.23% and 5.45% during the three- and nine-month periods ended September 30, 1996. The declines from the comparable periods of 1995 reflect the NBC Acquisition, including interest paid on the debt that was used to finance the transaction, as well as the average cost of FHLB advances relative to the cost of the Banks' core deposits. (See "Asset/liability management.")

     Management expects that the consummation of the Pending Acquisition will initially reduce loans as a percent of average earning assets and will have a corresponding negative impact on the Company's tax equivalent net interest income as a percent of average earning assets. Management expects overtime to reinvest the assets into loans following consummation of the transaction.

NET INTEREST INCOME AND SELECTED RATIOS

                                                   Three months               Nine Months
                                                ended September 30        ended September 30,
                                               1996          1995          1996          1995
                                             --------      --------      --------      --------
Average earning assets (In thousands)        $727,854      $524,797      $634,128      $501,274
As a percent of average earning assets
 Tax equivalent interest income                  9.05%         9.20%         9.14%         9.13%
 Interest expense                                3.82          3.59          3.70          3.44
 Tax equivalent net interest income              5.23          5.61          5.45          5.69
Average earning assets as a
 percent of average assets                      93.24%        94.51%        94.25%        94.34%
Free-funds ratio                                11.18%        11.74%        11.80%        12.41%

NON-INTEREST INCOME

     Non-interest income increased during both the three- and nine-month periods ended September 30, 1996. Non-interest income increased by $355,000 to $1,412,000 during the three-month period and by $1,325,000 to $3,981,000 during the nine-month period. The increases are principally the result of increases in net gains on the sale of real estate mortgage loans and the impact of the NBC Acquisition.

     Net gains on the sale of real estate mortgage loans totaled $363,000 during the three months ended September 30, 1996, compared to $301,000 during the comparable period of 1995. During the nine-month periods in 1996 and 1995, such net gains totaled $1,251,000 and $405,000, respectively. Although the majority of the increase in such net gains reflects favorable economic conditions and an increase in loans sold, Management attributes 45% of the increase to the impact of SFAS #122 and the sale of related servicing rights on loans totaling approximately $28.8 million. A year earlier, the related servicing rights were sold on loans totaling approximately $11.9 million. (See "Statements of Financial Accounting Standards.")



                                        Three months ended              Nine months ended
                                           September 30,                  September 30,
                                       1996           1995            1996            1995
                                    ----------     -----------     ------------    -----------
Real estate mortgage loan
  originations                      $57,400,000    $55,900,000     $166,100,000   $118,100,000
Real estate mortgage loan sales      20,700,000     18,700,000       80,000,000     33,400,000
Net gains on the sale of real
  estate mortgage loans                 363,000        301,000        1,251,000        405,000
Net gains as a percent of real
  estate mortgage loans sold               1.75%          1.61%            1.56%          1.21%

     Consistent with Management's Alternate Loan Funding Strategy, The Banks' retain the majority of adjustable-rate and balloon real estate mortgage loans. (See "Asset/liability management.") Accordingly, the volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as consumer demand for fixed-rate loans. Net gains on the sale of loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

     The Banks realized net gains of $16,000 on the sale of securities available for sale during the three months ended September 30, 1996, compared to net losses of $24,000 during the comparable period of 1995. During the nine-month periods in 1996 and 1995, the Banks realized net losses of $130,000 and $110,000, respectively. (See "Asset/liability management.")

SALES OF SECURITIES AVAILABLE FOR SALE

                                    Nine months ended
                                       September 30,
                                 1996                1995
                             -----------          -----------
         Proceeds            $15,907,000          $13,152,000
                             ===========          ===========
         Gross gains         $    44,000          $     7,000
         Gross losses           (174,000)            (117,000)
                             -----------          -----------
           Net losses        $  (130,000)         $  (110,000)
                             ===========          ===========

NON-INTEREST EXPENSE

     Non-interest expense totaled $7,634,000 during the three months ended September 30, 1996, compared to $5,578,000 during the comparable period of 1995. During the nine-month periods in 1996 and 1995, non-interest expense totaled $19,804,000 and $15,897,000, respectively. The NBC Acquisition accounts for approximately $1,300,000 and $1,700,000 of the increase in non-interest expense during the three- and nine-month periods, respectively.

     Costs associated with the origination and sale of real estate mortgage loans also accounts for a substantial portion of the increase in non-interest expense. Management estimates that such costs, including, but not limited to, commissions and other variable expenses, account for approximately 35% of the increase in total non-interest expense during the nine month period. Costs associated with new branch facilities, a write down of other real estate as well as the introduction of the new "EZ Money" check card and the related ATM conversion also contributed to the increase in non-interest expense.

     A reduction in FDIC insurance expense, however, offset a portion of the increase in total non-interest expense. During the three months ended September 30, 1996, the Banks' insurance assessment totaled $64,000 compared to $10,000 in 1995. The Banks' insurance assessment for the nine-month periods in 1996 and 1995 totaled $92,000 and $454,000, respectively.

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

     SFAS #122 also require the Banks to assess these mortgage servicing rights for impairment based on the fair value of those rights. For purposes of measuring impairment, the risk characteristics used by the Banks include the underlying loans' interest rates, term of loan and loan types. The Banks had no valuation allowance relating to impairment at September 30, 1996.

     The Banks capitalized approximately $258,000 of originated servicing rights during the nine months ended September 30, 1996, of which approximately $34,000 has been amortized.

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

Item 6. Exhibits & Reports on Form 8-K

     (a) Exhibit Number & Description
         Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K
         A report on Form 8-K/A was filed August 9, 1996 amending an 8-K previously filed on June 13, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    October 17, 1996                By s/William R. Kohls
        ----------------                   -------------------------------------
                                           William R. Kohls, Principal Financial
                                                      Officer

Date    October 17, 1996                By s/James J. Twarozynski
        ----------------                   -------------------------------------
                                           James J. Twarozynski, Principal
                                                  Accounting Officer

                                EXHIBIT INDEX





Exhibit
  No.                    Description                                  Page
-------                  -----------                                  ----
  27                     Financial Data Schedule


