Form 10-K
period 1996-12-31
INDEPENDENT BANK CORP /MI/
filed 1997-03-28
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to________________

Commission file Number                                    0-7818

                          INDEPENDENT BANK CORPORATION
================================================================================
             (Exact name of Registrant as specified in its charter)


                   MICHIGAN                                  38-2032782
----------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. employer identification no.)

     230 W. Main St., P.O. Box 491, Ionia, Michigan             48846
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (616)    527-9450
                                                    ---------------------

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

     9.25% Cumulative Trust Preferred Securities, $25.00 Liquidation Amount
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      .

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (For this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates.)

                 Common Stock, $1.00 Par Value - $94,226,210
--------------------------------------------------------------------------------
(Based on $36.50 per common share, the last reported sales price on the National Market Tier of the Nasdaq Stock Market on March 18, 1997. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common stock, $1.00 par value - 2,889,209 shares at March 18, 1997

Documents incorporated by reference
Portions of the Registrant's definitive proxy statement, and appendix thereto dated March 14, 1997, relating to its April 15, 1997 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this form.

                     The Exhibit Index appears on Page 22

Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors included in or incorporated by reference in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

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

The following table shows each of the Banks and their total loans and deposits as of December 31, 1996:


                       Main
                      Office      Total         Total
Bank                 Location    Deposits       Loans
----                 --------  ------------  ------------
Independent Bank      Ionia    $247,909,000  $223,058,000

Independent Bank
  West Michigan      Rockford   120,671,000   168,414,000

Independent Bank
  South Michigan      Leslie     98,554,000   103,554,000

Independent Bank
  East Michigan        Caro     208,262,000   126,261,000

Independent Bank (formerly First Security Bank) affiliated with the Registrant on June 1, 1974. Independent Bank consolidated with North Bank, the sole banking subsidiary of North Bank Corporation ("NBC") acquired by the Registrant effective May 31, 1996. On that date NBC had total assets of $152,000,000.

Independent Bank West Michigan is the result of a merger in 1985 of the First State Bank of Newaygo (acquired December 16, 1974), the Western State Bank, Howard City (acquired February 7, 1977), and the Bank of Rockford (organized by the Registrant as a new bank on August 18, 1975).

Independent Bank South Michigan is the result of a merger in 1985 of the Peoples Bank of Leslie (acquired February 16, 1981) and the Olivet State Bank (acquired on October 16, 1979).

Independent Bank East Michigan is the result of the consolidation of the former American Home Bank (acquired October 8, 1993), Pioneer Bank (acquired October 15, 1993) and The Kingston State Bank (acquired March 7, 1994). On December 13, 1996 Independent Bank East Michigan purchased eight offices from First of America Bank--Michigan N.A. with deposits and loans of $121,900,000 and $22,100,000, respectively.

Effective November 7, 1996, the Registrant formed IBC Capital Finance, a Delaware statutory business trust ("IBC Capital"). IBC Capital's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees or officers of or affiliated with the Registrant. IBC Capital exists for the sole purposes of issuing and selling its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. As a result, the sole assets of IBC Capital are the subordinated debentures of the Registrant.

The Banks transact business in the single industry segment of commercial banking. Most of the Banks' offices provide full service lobby and drive-in services in the communities which they serve. Automatic teller machines are also provided at most locations.

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and deposit box services. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their four main offices and a total of 55 branch and 7 loan production offices.

Banking is highly competitive. The Banks compete with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than the Registrant and the Banks and offer certain services that the Registrant and Banks do not currently provide. Such competitors may also have greater lending limits than the Banks. The number of competitors may increase as a result of the easing of restrictions on interstate banking effected under the Riegle-Neal Interstate Banking and Efficiency Act of 1994. In addition, non-bank competitors are generally not subject to the extensive regulations applicable to the Registrant and the Banks.

Price (the interest charged on loans and/or paid on deposits) remains a principal means of competition within the financial services industry. The Banks also compete on the basis of service and convenience, utilizing the strengths and benefits of the Registrant's decentralized structure to providing financial services.

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:


                                  1996     1995     1994
                                  ----     ----     ----
Interest and fees on loans          76.5%    76.1%    71.1%
Other interest income               15.0     16.3     21.3
Non-interest income                  8.5      7.6      7.6
                                  ------   ------   ------
                                  100.0%   100.0%   100.0%
                                  ======   ======   ======

As of December 31, 1996, the Registrant and the Banks had 459 full-time employees and 152 part-time employees.

Supervision and Regulation

     The following is a summary of certain statutes and regulations affecting the Registrant and the Banks. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on the Registrant, the Banks and the businesses of the Registrant and the Banks.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Registrant and the Banks can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted.

The system of supervision and regulation applicable to the Registrant and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the Federal Deposit Insurance Corporation's (the "FDIC") deposit insurance funds, the depositors of the Banks, and the public, rather than the shareholders of the Registrant. Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation, and loan-to value ratios for loans secured by real property.

The Registrant

General. The Registrant is a bank holding company and, as such, is registered with, and subject to regulation by, the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Registrant is subject to periodic examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

In accordance with Federal Reserve policy, the Registrant is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Registrant might not do so absent such policy. In addition, in certain circumstances a Michigan state bank having impaired capital may be required by the Commissioner of the Michigan Financial Institution's Bureau (the "Commissioner") either to restore the bank's capital by a special assessment upon its shareholders, or to initiate the liquidation of the bank.

Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Investments and Activities. Under the BHCA, bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which, by the Federal Reserve's determination, are closely related to banking or managing or controlling banks.

In general, any direct or indirect acquisition by the Registrant of any voting shares of any bank which would result in the Registrant's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Registrant with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors. Among others, such statutory factors include the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

In addition and subject to certain exceptions, the Change in the Bank Control Act ("Control Act") and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the same.

The merger or consolidation of an existing bank subsidiary of the Registrant with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain cases an application to, and the prior approval of, the Commissioner under Michigan banking laws, may be required.

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve has determined to be closely related to banking or managing or controlling banks. The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies.

Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a capital leverage requirement expressed as a percentage of total assets, (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets, and (iii) a Tier 1 leverage requirement expressed as a percentage of total assets. The capital leverage requirement consists of a minimum ratio of total capital to total assets of 6%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets, less goodwill, of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal
Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.

FDICIA requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities. In 1995, the Federal bank regulatory agencies have also adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of identified concentrations of credit risks and the exposure of the institution to a decline in the value of its capital due to changes in interest rates.

Dividends. The Banks are subject to statutory restrictions on their ability to pay dividends to the Registrant. In its policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Banks are possessed by the FDIC. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meeting specified capital levels and, in some cases, impose similar restrictions on their parent bank holding companies.

In addition to the restrictions on dividends imposed by the Federal
Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Registrant, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

The Banks

General. The Banks are Michigan banking corporations and their deposit accounts are principally insured by the Bank Insurance Fund ("BIF") of the FDIC. As BIF-insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. The FDIC has established the schedule of BIF-insurance assessments, ranging from 0% of deposits for institutions in the highest category to .27% of deposits for institutions in the lowest category.

Capital Requirements. FDICIA establishes five capital categories, and the federal depository institution regulators, as directed by FDICIA, have adopted, subject to certain exceptions, the following minimum requirements for each of such categories:

                                    TOTAL          TIER 1
                                  RISK-BASED     RISK-BASED
                                CAPITAL RATIO  CAPITAL RATIO  LEVERAGE RATIO
                                -------------  -------------  --------------
Well capitalized                10% or above   6% or above    5% or above
Adequately capitalized          8% or above    4% or above    4% or above
Undercapitalized                Less than 8%   Less than 4%   Less than 4%
Significantly undercapitalized  Less than 6%   Less than 3%   Less than 3%
Critically undercapitalized     --             --             A ratio of tangible equity
                                                              to total assets of 2% or
                                                              less

     At December 31, 1996 each of the Banks' ratios exceeded minimum requirements for the well-capitalized category.

FDICIA requires the federal depository institution regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The scope and degree of regulatory intervention is linked to the capital category to which a depository institution is assigned. A depository institution may be reclassified to a lower category than is indicted by its capital position if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice.

Dividends. Under Michigan law, the Banks are restricted as to the maximum amount of dividends they may pay on their common stock. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend.

FDICIA generally prohibits a depository institution from making any capital distribution or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may also prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. Payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with the Registrant or its subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Registrant and its subsidiaries, to principal shareholders of the Registrant, and to "related interests" of such directors, officers and principal shareholders.

Safety and Soundness Standards. On July 10, 1995, the FDIC published final guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.

State Bank Activities. Under FDICIA, as implemented by final regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be otherwise divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA.

Consumer Banking. The Banks' business includes making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various Federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder. In receiving deposits, the Banks are subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and their respective directors and officers.

Other. In 1994, the Congress enacted two major pieces of banking legislation, the Riegle Act and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). The Riegle-Neal Act substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions that include limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

In November, 1995, Michigan exercised its right to opt-in early to the Riegle-Neal Act, and permitted non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code was amended to permit, in appropriate circumstances and with the approval of the Commissioner, (i) the acquisition of Michigan-chartered banks by FDIC-insured banks, savings banks, or savings and loan associations located in other states,
(ii) the sale by a Michigan-chartered bank of one or more of its branches (not comprising all or substantially all of its assets) to an FDIC insured bank, savings bank or savings and loan association located in a state in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity, (iii) the acquisition by a Michigan-chartered bank of an FDIC-insured bank, savings bank or savings and loan association located in another state,
(iv) the acquisition by a Michigan-chartered bank of one or more branches (not comprising of all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, (v) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered either by Michigan or one of such other states, (vi) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates with the consent of the appropriate state or territorial regulatory authority, and (vii) the establishment by foreign banks of branches located in Michigan. The amending legislation also expanded the regulatory authority of the Commissioner and made certain other changes.

In addition to the authorization of interstate banking discussed above, Michigan law permits Banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Commissioner, the Banks may relocate their main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. To better serve their customers, the Banks have entered into an interbank branching agreements, whereby each of the Banks may act as a branch of the other three banks.

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


                                            1996                        1995                        1994
                                --------------------------  --------------------------  ---------------------------
                                Average             Yield/  Average             Yield/  Average             Yield/
                                Balance   Interest   Rate   Balance   Interest   Rate   Balance   Interest   Rate
                                --------  --------  ------  --------  --------  ------  --------  --------  ------
                                                              (dollars in thousands)
ASSETS
------
  Loans--all
    domestic (1,2)              $510,434   $49,478   9.69%  $382,644   $37,654   9.84%  $294,968   $28,936   9.81%
  Taxable securities             100,945     6,710    6.65    93,064     5,919   6.36    108,905     6,537   6.00
  Tax-exempt
    securities (2)                39,393     3,433    8.72    31,516     2,914   9.25     29,763     2,857   9.60
  Other investments               13,946       971    6.96     6,153       421   6.84     12,335       460   3.73
                                --------  --------          --------  --------          --------  --------
    Interest
      earning assets             664,718    60,592    9.12   513,377    46,908   9.14    445,971    38,790   8.70
                                          --------                    --------                    --------
  Cash and due
    from banks                    21,573                      16,091                      14,359
  Other assets, net               21,038                      14,115                      21,491
                                --------                    --------                    --------
      Total assets              $707,329                    $543,583                    $481,821
                                ========                    ========                    ========
LIABILITIES
-----------
  Savings and NOW               $250,977     6,116    2.44  $217,721     5,515   2.53   $213,590     4,819   2.26
  Time deposits                  187,117    10,022    5.36   141,292     6,955   4.92    150,036     6,273   4.18
  Long-term debt                   4,875       335    6.87                                 2,195       120   5.47
  Other borrowings               144,703     8,340    5.76    89,048     5,430   6.10     28,481     1,373   4.82
                                --------  --------          --------  --------          --------  --------
    Interest
      bearing liabilities        587,672    24,813    4.22   448,061    17,900   4.00    394,302    12,585   3.19
                                          --------                    --------                    --------
  Demand deposits                 61,161                      46,539                      41,910
  Other liabilities                8,597                       5,296                       5,989
  Shareholders' equity            49,899                      43,687                      39,620
                                --------                    --------                    --------
    Total liabilities and
      shareholders'
        equity                  $707,329                    $543,583                    $481,821
                                ========                    ========                    ========
    Net interest income                    $35,779                     $29,008                     $26,205
                                          ========                    ========                    ========
    Net interest income
      as a percent of
      earning assets                                  5.38%                       5.65%                       5.88%
                                                    ======                       =====                       =====

(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on loans does not include additional interest of approximately $183,000, $199,000 and $157,000 for 1996, 1995 and 1994, respectively, which would have been accrued based on the original terms of such non-performing loans compared with the interest that was actually recorded. Interest income on loans includes net origination fees of $3,331,000 in 1996, $2,702,000 in 1995 and $2,590,000
     in 1994.

(2) Interest on tax-exempt securities has been adjusted to reflect preferential taxation. The adjustment assumes a marginal tax rate of 34%. For purposes of this analysis, tax-exempt loans are included in tax-exempt securities.

I. (C)  INTEREST RATES AND DIFFERENTIAL

     The following table summarizes the changes in interest income (on a tax equivalent basis) and interest expense resulting from changes in volume and changes in rates:




                                                    1996 Compared to 1995                    1995 Compared to 1994
                                             -----------------------------------      ------------------------------------
                                             Volume      Rate              Net        Volume          Rate             Net
                                             ------      ----              ---        ------          ----             ---
                                                                           (in thousands)
Increase (decrease) in interest income (1)
------------------------------------------
  Loans--all domestic                        $12,395        $(571)       $11,824       $8,627         $    91           $8,718
  Taxable securities                             516          275            791         (991)            373             (618)
  Tax-exempt securities (2)                      695         (176)           519          165            (108)              57
  Other investments                              542            8            550         (303)            264              (39)
                                             -------        -----        -------       -------        -------           ------
     Total interest income                    14,148         (464)        13,684        7,498             620            8,118
                                             -------        -----        -------       ------         -------           ------
Increase (decrease) in interest expense (1)
-------------------------------------------
  Savings and NOW                                817         (216)           601           95             601              696
  Time deposits                                2,412          655          3,067         (382)          1,064              682
  Long-term debt                                 335                         335         (120)                            (120)
  Other borrowings                             3,223         (313)         2,910        3,594             463            4,057
                                             -------        -----        -------       ------         -------           ------
     Total interest expense                    6,787          126          6,913        3,187           2,128            5,315
                                             -------        -----        -------       ------         -------           ------
  Net interest income                        $ 7,361        $(590)       $ 6,771       $4,311         $(1,508)          $2,803
                                             =======        =====        =======       ======         =======           ======

(1) The change in interest due to both volume and rate has been allocated to volume or rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest on tax-exempt securities has been adjusted to reflect preferential taxation. The adjustment assumes a marginal tax rate of 34%.

II. INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:


                                        1996      1995      1994
                                        ----      ----      ----
                                             (in thousands)
Held to maturity
----------------
  U.S.  Treasury                                            $ 5,738
  U.S. Government  agencies            $  1,484   $ 2,559    11,004
  States and political subdivisions      21,192    20,142    27,240
  Mortgage-backed securities              3,688     4,487    26,545
  Other securities                          390       718     7,194
                                      ---------  --------  --------
     Total                             $ 26,754   $27,906   $77,721
                                      =========  ========  ========
Available for sale
------------------
  U.S. Treasury                        $ 27,722   $23,272   $34,724
  U.S. Government agencies               21,159     6,623
  States and political subdivisions      21,854     9,290
  Mortgage-backed securities             57,528    37,722    11,684
  Other securities                        8,589    10,646     6,348
                                      ---------  --------  --------
     Total                             $136,852   $87,553   $52,756
                                      =========  ========  ========

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
II.      INVESTMENT PORTFOLIO  (Continued)


     (B) The following table sets forth contractual maturities of securities at December 31, 1996 and the weighted average yield of such securities:

                                                               Maturing                    Maturing
                                         Maturing             After One                   After Five                 Maturing
                                          Within              But Within                  But Within                  After
                                         One Year             Five Years                  Ten Years                 Ten Years
                                      ---------------  ---------------------         --------------------         ------------------
                                       Amount   Yield     Amount     Yield           Amount        Yield         Amount      Yield
                                      -------   -----     ------     -----           ------        -----         ------      -----
                                                                         (dollars in thousands)
Held  to maturity
-----------------
  U.S. Government agencies                                                                                       $ 1,484       7.85%
  States and political subdivisions    $ 1,772   7.05%    $12,238     9.26%          $ 5,945         9.56%         1,237       8.83
  Mortgage-backed securities
     Guaranteed or issued by
     U.S. Government agencies              195   9.29       3,248     7.43               245         8.96
  Other securities                         200   5.45         190     6.50
                                      --------            -------                    -------                     -------
Total                                  $ 2,167   7.11%    $15,676     8.84%          $ 6,190         9.53%       $ 2,721       8.30%
                                      ========            =======                    =======                     =======
Tax equivalent adjustment
for calculations of yield              $    22            $   385                    $   193                     $    37
                                      ========            =======                    =======                     =======
Available for sale
------------------
  U.S. Treasury                        $ 6,565   6.46%    $20,517     6.07%          $   640         6.45%
  U.S. Government agencies                 509   5.01       5,889     5.93            14,761         6.61
  States and political subdivisions        951   8.30       5,173     8.94             8,780         9.21        $ 6,950       8.14%
  Mortgage backed securities:
     Guaranteed or issued by U.S.
     Government agencies                 1,680   6.86      39,563     7.19             6,483         6.49          7,881       6.70
     Other mortgage-backed
     securities                                             1,921     7.29
  Other securities                         501   6.00       7,586     6.14                                           502       3.58
                                      --------            -------                    -------                     -------
  Total                                $10,206   6.61%    $80,649     6.83%          $30,664         7.33%       $15,333       7.24%
                                      ========            =======                    =======                     =======
Tax equivalent adjustment
for calculations of yield              $    27            $   157                    $   275                     $   192
                                      ========            =======                    =======                     =======

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a fully tax equivalent basis assuming a 34% marginal tax rate. The amount of the adjustment is as follows:


                    Tax-Exempt                Rate on Tax
Held to maturity       Rate     Adjustment  Equivalent Basis
----------------    ----------  ----------  ----------------
  Under 1 year         5.82%       1.23%          7.05%
  1-5 years            6.11        3.15           9.26
  5-10 years           6.31        3.25           9.56
  After 10 years       5.83        3.00           8.83

Available for sale
------------------
  Under 1 year         5.48        2.82           8.30
  1-5 years            5.90        3.04           8.94
  5-10 years           6.08        3.13           9.21
  After 10 years       5.37        2.77           8.14

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.     LOAN PORTFOLIO


     (A)  The following table sets forth loans outstanding at December 31:


                                     1996           1995             1994           1993              1992
                                     ----           ----             ----           ----              ----
                                                                 (in thousands)
Loans held for sale                $ 11,583        $ 16,047         $  5,933         $  6,376         $  6,400
Real estate mortgage                331,150         225,900          166,794          136,579          133,486
Commercial and agricultural         164,304         108,879          103,984           91,655           70,360
Installment                         114,250          83,265           65,947           54,033           51,388
                                  ---------       ---------       ----------       ----------       ----------
   Total Loans                     $621,287        $434,091         $342,658         $288,643         $261,634
                                  =========       =========       ==========       ==========       ==========

Agricultural loans included
  in commercial and agricultural
  and in real estate mortgage
  loans above                      $ 21,804        $ 12,394         $ 15,855         $ 17,096         $  8,179
                                  =========       =========       ==========       ==========       ==========

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

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 1996:


                                                Due
                                Due          After One          Due
                              Within         But Within        After
                             One Year        Five Years      Five Years       Total
                             ---------       ----------      ----------       -----
                                                 (in thousands)
Real estate mortgage          $ 12,970         $15,986         $26,857       $55,813
Commercial and agricultural     85,266          70,050           8,988       164,304
                             ---------         -------         -------  ------------
  Total                       $101,436         $86,036         $35,845      $223,317
                             =========         =======         =======  ============

     The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 1996:

                                       Fixed    Variable
                                       Rate       Rate      Total
                                     ---------  --------  ---------
                                             (in thousands)
Due after one but within five years   $ 74,765   $11,271   $ 86,036
Due after five years                    29,208     6,637     35,845
                                     ---------  --------  ---------
  Total                               $103,973   $17,908   $121,881
                                     =========  ========  =========

     (C)  The following table sets forth non-performing loans at December 31:


                                              1996    1995    1994    1993    1992
                                             ------  ------  ------  ------  ------
                                                         (in thousands)
(a)  Loans accounted for on a
       non-accrual basis (1, 2)              $1,711  $1,886  $2,052  $1,707  $1,581

(b)  Aggregate amount of loans
       ninety days or more past due
       (excludes loans in (a) above)          1,994     427     254     408     380

(c)  Loans not included above which
       are "troubled debt restruc-
       turings" as defined in State-
       ment of Financial Accounting
       Standards No. 15 (2)                     197     247     528   1,098   1,213
                                             ------  ------  ------  ------  ------
        Total non-performing loans           $3,902  $2,560  $2,834  $3,213  $3,174
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

(2) Interest in the amount of $288,000 would have been earned in 1996 had loans in categories (a) and (c) remained at their original terms, however, only $105,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $2,100,000 at December 31, 1996. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 1996, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest bearing assets at December 31, 1996, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1996.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE


     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:


                                            1996       1995       1994       1993       1992
                                          ---------  ---------  ---------  ---------  ---------
                                                         (dollars in thousands)
Loans outstanding at the end of
  the year (net of unearned fees)         $621,287   $434,091   $342,658   $288,643   $261,634
                                          ========   ========   ========   ========   ========
Average loans outstanding for
  the year (net of unearned fees)         $510,434   $382,644   $294,968   $259,334   $267,801
                                          ========   ========   ========   ========   ========
Balance of allowances for loan losses
  at beginning of year                    $  5,243   $  5,054   $  5,053   $  4,023   $  3,784
                                          --------   --------   --------   --------   --------
Loans charged-off
  Real estate                                   24         24         14         38         69
  Commercial and agricultural                   66        113        311        306        566
  Installment                                1,046        575        546        370        581
                                          --------   --------   --------   --------   --------
     Total loans charged-off                 1,136        712        871        714      1,216
                                          --------   --------   --------   --------   --------
Recoveries of loans previously
  charged-off
  Real estate                                    8         28          6         11         26
  Commercial and agricultural                  138        115        151        156         91
  Installment                                  294        122        242        164        113
                                          --------   --------   --------   --------   --------
     Total recoveries                          440        265        399        331        230
                                          --------   --------   --------   --------   --------
  Net loans charged-off                        696        447        472        383        986
  Additions to allowance charged to
  operating expense                          1,233        636        473        657      1,225
  Allowance on loans acquired                1,180                              756
                                          --------   --------   --------   --------   --------
Balance at end of year                    $  6,960   $  5,243   $  5,054   $  5,053   $  4,023
                                          ========   ========   ========   ========   ========
Net loans charged-off as a percent of
  average loans outstanding for the year      0.14%      0.12%      0.16%      0.15%      0.37%
Allowance for loan losses as a
  percent of loans outstanding at
  the end of the year                         1.12       1.21       1.48       1.75       1.54

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

IV.      SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)


     (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set
forth in the table below.   The amount of the allowance that is allocated and
the ratio of loans within each category to total loans at December 31, follows:


                         1996                                 1995                            1994
                ----------------------          -------------------------------      ----------------------
                             Percent                                  Percent                     Percent
                Allowance  of Loans to           Allowance          of Loans to      Allowance  of Loans to
                 Amount    Total Loans             Amount           Total Loans       Amount    Total Loans
                ---------  -----------          -----------         -----------      ---------  -----------
                                                  (dollars in thousands)
Commercial and
  agricultural     $2,176     26.4%                $1,612              25.8%            $1,655     30.3%
Real estate
  mortgage            257     55.2                    162              55.0                177     50.4
Installment           834     18.4                    597              19.2                474     19.3
Unallocated         3,693                           2,872                                2,748
                   ------    -----                 ------             -----             -----     -----
  Total            $6,960    100.0%                $5,243             100.0%            $5,054    100.0%
                   ======    =====                 ======             =====             ======    =====


                         1993                                 1992
                ----------------------               ------------------------------
                             Percent                                      Percent
                Allowance  of Loans to               Allowance          of Loans to
                 Amount    Total Loans                Amount            Total Loans
                ---------  -----------               ---------          -----------
                                      (dollars in thousands)
Commercial and
  agricultural     $2,222     31.8%                     $1,971             26.9%
Real estate
  mortgage            270     49.5                         255             53.5
Installment           464     18.7                         434             19.6
Unallocated         2,097                                1,363
                   ------    -----                      ------            -----
    Total          $5,053    100.0%                     $4,023            100.0%
                   ======    =====                      ======            =====

V. DEPOSITS

     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:


                                   1996              1995              1994
                             ----------------  ----------------  ----------------
                              Average           Average           Average
                              Balance   Rate    Balance   Rate    Balance   Rate
                             ---------  -----  ---------  -----  ---------  -----
                                            (dollars in thousands)
Non-interest bearing demand   $ 61,161          $ 46,539          $ 41,910
Savings and NOW                250,977  2.44%    217,721  2.53%    213,590  2.26%
Time deposits                  187,117   5.36    141,292   4.92    150,036  4.18
                              --------          --------          --------
  Total                       $499,255  3.23%   $405,552  3.08%   $405,536  2.74%
                              ========          ========          ========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1996:

                                                  (in thousands)
               Three month or less                   $14,467
               Over three through six months           4,003
               Over six months through one year        3,061
               Over one year                           9,522
                                                     -------
                Total                                $31,053
                                                     =======

VI.      RETURN ON EQUITY AND ASSETS


     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31, follow:


                                              1996    1995    1994    1993    1992
                                             ------  ------  ------  ------  ------
Net income as a percent of
  Average common equity                      15.74%  15.59%  15.22%  15.21%  15.88%
  Average total assets                        1.11    1.25    1.25    1.33    1.26

Dividends declared per common share as a
  percent of net income per share            36.76   37.20   34.78   25.58   24.37

Average shareholders' equity as a percent
  of average total assets                     7.06    8.04    8.22    8.72    7.94

     Additional performance ratios are set forth in Selected Consolidated Financial Data, incorporated herein by reference in Item 6, Part II of this report. Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference in Item 7, Part II of this report.


VII. SHORT-TERM BORROWINGS

     Short-term borrowings are discussed in note 8 to the consolidated financial statements incorporated herein by reference in Item 8, Part II of this report.

ITEM 2. PROPERTIES

The Registrant and the Banks operate a total of 64 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ADDITIONAL ITEM - EXECUTIVE OFFICERS

Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or the Directors of the Registrant nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) as of December 31, 1996.


                                                            First elected
                                                           as an officer of
Name (Age)                  Position with Registrant        the registrant
----------                  ------------------------       ----------------
Charles C. Van Loan (49)    President, Chief Executive      December, 1984
                            Officer and Director

William R. Kohls (39)       Executive Vice President and
                            Chief Financial Officer           May, 1985

Jeffrey A. Bratsburg (53)   President and Chief Executive
                            Officer - Independent Bank
                            West Michigan

Edward B. Swanson (43)      President and Chief Executive
                            Officer - Independent Bank
                            South Michigan

Michael M. Magee, Jr. (41)  President and Chief Executive
                            Officer - Independent Bank

Ronald L. Long (37)         President and Chief Executive
                            Officer - Independent Bank
                            East Michigan


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

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


The information set forth under the caption "Quarterly Summary " on Page A-31 of the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-11 of the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-10 of the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the auditors' report are set forth on pages A-12 through A-30 of the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


     Consolidated Statements of Financial Condition at December 31, 1996 and
       1995

     Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Independent Auditors Report

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-31 of the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.
ITEM 8. (Continued)

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None



PART III.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS - The information with respect to Directors of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 1996" and "Aggregated Stock Option Exercises in 1996 and Year End Option Values" on pages 11 through 12 of the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 9 through 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 1, 2 and 11, respectively, of the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 8 through 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 13 of the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders, (as filed with the commission) is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   1.    Financial Statements
            All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

      2.    Financial Statement Schedules
            Not applicable

      3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)         Reports on Form 8-K
            A report on Form 8-K was filed on December 24, 1996, to report the acquisition of eight branch banking facilities from First of America Bank--Michigan, N.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 1997.

INDEPENDENT BANK CORPORATION


/s/Charles C. Van Loan          Charles C. Van Loan, President and Chief
------------------------------- Executive Officer (Principal Executive Officer)

/s/William R. Kohls             William R. Kohls, Executive Vice President and
------------------------------- Chief Financial Officer (Principal Financial
                                Officer)

/s/James J. Twarozynski         James J. Twarozynski, Vice President and
------------------------------- Controller (Principal Accounting Officer)


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



Keith E. Bazaire, Director     /s/Keith E. Bazaire
                               ----------------------


Terry L. Haske, Director       /s/Terry L. Haske
                               ----------------------


Thomas F. Kohn, Director       /s/Thomas F. Kohn
                               ----------------------


Robert J. Leppink, Director    /s/Robert J. Leppink
                               ----------------------


Charles A. Palmer, Director    /s/Charles A. Palmer
                               ----------------------


Charles C. Van Loan, Director  /s/Charles C. Van Loan
                               ----------------------


Arch V. Wright, Jr., Director   /s/Arch V. Wright, Jr.
                                ----------------------

                                EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH

13 Appendix to the Registrant's definitive proxy statement, dated March 14, 1997, relating to the April 15, 1997 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21      List of Subsidiaries

23      Consent of Independent Accountants

24      Power of Attorney (Included on page 21).

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

4 Automatic Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant's Form S-3 Registration Statement dated June 13, 1994, filed under Registration No. 33-80088).

4.1 Form of Indenture, dated as of December 17, 1996 (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.2 Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1), (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.3 Certificate of Trust of IBC Capital Finance (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.4 Trust Agreement of IBC Capital Finance dated as of November 7, 1996 (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.5 Form of Amended and Restated Trust Agreement of IBC Capital Finance dated as of December 17, 1996 (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.6 Form of Preferred Security Certificate of IBC Capital Finance (included as an exhibit to Exhibit 4.5), (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.7 Form of Preferred Securities Guarantee Agreement for IBC Capital Finance (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.8 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.5), (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

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

10(F) Agreement and Plan of Reorganization among the Registrant, IBC Interim Co., and North Bank Corporation, dated February 2, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed June 16, 1996).

10(G) Agreement to Purchase Assets and Assume Liabilities By and Between the Registrant and First of America Bank -- Michigan, National Association, dated September 18, 1996 (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).