Form 10-Q
period 1997-03-31
INDEPENDENT BANK CORP /MI/
filed 1997-05-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

Commission file number   0-7818
                         ------

                        INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Michigan                                                 38-2032782
--------------------------------------------------------------------------------
(State or jurisdiction of                        (I.R.S. Employer Identification
Incorporation or Organization)                    Number)


           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
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
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES   X   NO
                                                                   ----   ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                Outstanding at May 12, 1997
------------------------------          -----------------------------------
 Common stock, par value $1                            4,339,536

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                    Page
                                                                  Number(s)


PART I -   Financial Information

Item 1.    Consolidated Statements of Financial Condition
            March 31, 1997 and December 31, 1996                     2

           Consolidated Statements of Operations
            Three-month periods ended March 31, 1997 and 1996        3

           Consolidated Statements of Cash Flows
            Three-month periods ended March 31, 1997 and 1996        4

           Consolidated Statements of Shareholders' Equity
            Three-month periods ended March 31, 1997 and 1996        5

           Notes to Interim Consolidated Financial Statements
            Three-month periods ended March 31, 1997 and 1996        6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      7-14

PART II -  Other Information

Item 6.    Exhibits & Reports on Form 8-K                            15

                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                      March 31,          December 31,
                                                                                        1997                1996
                                                                                    -------------        --------------
                                                                                     (unaudited)
                                                                                    -------------        --------------
Assets
Cash and Cash Equivalents
 Cash and due from banks                                                            $  29,304,000        $  40,631,000
 Federal funds sold                                                                                         10,000,000
                                                                                    -------------        -------------
                                                Total Cash and Cash Equivalents        29,304,000           50,631,000
                                                                                    -------------        -------------

Securities available for sale                                                         155,050,000          136,852,000
Securities held to maturity (Fair value of $27,058,000 at March
 31,1997; $27,645,000 at December 31, 1996)                                            26,286,000           26,754,000
Federal Home Loan Bank stock, at cost                                                  11,076,000           11,076,000
Loans held for sale                                                                     9,958,000           11,583,000
Loans
 Commercial and agricultural                                                          171,150,000          164,304,000
 Real estate mortgage                                                                 351,771,000          331,150,000
 Installment                                                                          115,055,000          114,250,000
                                                                                    -------------        -------------
                                                                    Total Loans       637,976,000          609,704,000
Allowance for loan losses                                                              (7,041,000)          (6,960,000)
                                                                                    -------------        -------------
                                                                      Net Loans       630,935,000          602,744,000
Property and equipment, net                                                            19,466,000           18,462,000
Accrued income and other assets                                                        30,493,000           30,495,000
                                                                                    -------------        -------------
                                                                   Total Assets     $ 912,568,000        $ 888,597,000
                                                                                    =============        =============
Liabilities and Shareholders' Equity
Deposits
 Non-interest bearing                                                               $  73,818,000        $  84,671,000
 Savings and NOW                                                                      339,930,000          327,627,000
 Time                                                                                 257,174,000          260,236,000
                                                                                    -------------        -------------
                                                                 Total Deposits       670,922,000          672,534,000
Federal funds purchased                                                                35,000,000            1,700,000
Other borrowings                                                                      126,539,000          135,294,000
Guaranteed preferred beneficial interests in Company's subordinated
 debentures                                                                            17,250,000           17,250,000
Accrued expenses and other liabilities                                                  9,726,000            9,983,000
                                                                                    -------------        -------------
                                                              Total Liabilities       859,437,000          836,761,000
                                                                                    -------------        -------------
Shareholders' Equity
 Preferred stock, no par value--200,000 shares authorized; none outstanding
 Common stock, $1.00 par value--14,000,000 shares authorized;
  issued and outstanding:  4,336,553 shares at March 31, 1997
  and 2,861,535 shares at December 31, 1996                                             4,337,000            2,862,000
Capital surplus                                                                        22,566,000           23,230,000
Retained earnings                                                                      26,048,000           24,713,000
Net unrealized gain on securities available for sale, net of
 related tax effect                                                                       180,000            1,031,000
                                                                                    -------------        -------------
                                                     Total Shareholders' Equity        53,131,000           51,836,000
                                                                                    -------------        -------------
                                     Total Liabilities and Shareholders' Equity     $ 912,568,000        $ 888,597,000
                                                                                    =============        =============

See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations




                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                         1997                          1996
                                                                                    ---------------              ---------------
                                                                                                      (unaudited)
                                                                                    --------------------------------------------
Interest Income
 Interest and fees on loans                                                          $  14,763,000                 $  10,398,000
 Securities
  Taxable                                                                                2,162,000                     1,325,000
  Tax-exempt                                                                               643,000                       455,000
 Other investments                                                                         278,000                       210,000
                                                                                     -------------                 -------------
                                   Total Interest Income                                17,846,000                    12,388,000
                                                                                     -------------                 -------------
Interest Expense
 Deposits                                                                                5,554,000                     3,346,000
 Other borrowings                                                                        2,415,000                     1,671,000
                                                                                     -------------                 -------------
                                  Total Interest Expense                                 7,969,000                     5,017,000
                                                                                     -------------                 -------------
                                     Net Interest Income                                 9,877,000                     7,371,000
Provision for loan losses                                                                  321,000                       207,000
                                                                                     -------------                 -------------
     Net Interest Income After Provision for Loan Losses                                 9,556,000                     7,164,000
                                                                                     -------------                 -------------
Non-interest Income
 Service charges on deposit accounts                                                       674,000                       475,000
 Net gains (losses) on asset sales
  Real estate mortgage loans                                                               428,000                       441,000
  Securities                                                                                78,000                       (51,000)
 Other income                                                                              556,000                       359,000
                                                                                     -------------                 -------------
                               Total Non-interest Income                                 1,736,000                     1,224,000
                                                                                     -------------                 -------------
Non-interest Expense
 Salaries and employee benefits                                                          4,661,000                     3,346,000
 Occupancy, net                                                                            674,000                       434,000
 Furniture and fixtures                                                                    489,000                       360,000
 Other expenses                                                                          2,464,000                     1,567,000
                                                                                     -------------                 -------------
                              Total Non-interest Expense                                 8,288,000                     5,707,000
                                                                                     -------------                 -------------
                        Income Before Federal Income Tax                                 3,004,000                     2,681,000
Federal income tax expense                                                                 870,000                       791,000
                                                                                     -------------                 -------------
                                              Net Income                             $   2,134,000                 $   1,890,000
                                                                                     =============                 =============
Net Income Per Common Share                                                          $        .49                  $        .44
Dividends Per Common Share
 Declared                                                                            $        .185                 $        .165
 Paid                                                                                         .173                          .160



See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                         Three months ended
                                                                              March 31,
                                                                   1997                      1996
                                                                -----------               -----------
                                                                             (unaudited)
                                                                -------------------------------------
Net Income                                                     $  2,134,000              $  1,890,000
                                                               ------------              ------------
Adjustments to Reconcile Net Income
 to Net Cash from Operating Activities
  Proceeds from sales of loans held for sale                     20,519,000                29,518,000
  Disbursements for loans held for sale                         (18,466,000)              (28,202,000)
  Provision for loan losses                                         321,000                   207,000
  Deferred loan fees                                                 78,000                    34,000
  Amortization of intangible assets                                 363,000                    73,000
  Depreciation and amortization of premiums and accretion of
   discounts on securities and loans                                713,000                   486,000
  Net gains on sales of real estate mortgage loans                 (428,000)                 (441,000)
  Net (gains) losses on sales of securities                         (78,000)                   51,000
  Increase in accrued income and other assets                      (376,000)                 (385,000)
  Increase in accrued expenses and other liabilities                756,000                   567,000
                                                               ------------              ------------
                                             Total Adjustments    3,402,000                 1,908,000
                                                               ------------              ------------
                            Net Cash from Operating Activities    5,536,000                 3,798,000
                                                               ------------              ------------
Cash Flow from Investing Activities
 Proceeds from the sale of securities available for sale         10,908,000                 3,566,000
 Proceeds from the maturity of securities available for sale      2,502,000
 Proceeds from the maturity of securities held to maturity          294,000                 3,929,000
 Principal payments received on securities available for sale     2,423,000                 1,743,000
 Principal payments received on securities held to maturity         170,000                   161,000
 Purchases of securities available for sale                     (35,363,000)              (11,582,000)
 Purchases of securities held to maturity                                                     (295,000)
 Portfolio loans purchased                                       (9,962,000)
 Principal payments received on portfolio loans                     473,000                    26,000
 Portfolio loans made to customers, net of principle payments
  received                                                      (19,101,000)               (1,155,000)
 Capital additions                                               (1,579,000)                 (595,000)
                                                               ------------              ------------
                            Net Cash from Investing Activities  (49,235,000)               (4,202,000)
                                                               ------------              ------------
Cash Flow from Financing Activities
 Net increase (decrease) in total deposits                       (1,612,000)               13,871,000
 Net increase (decrease) in short-term borrowings                34,045,000                (4,750,000)
 Proceeds from Federal Home Loan Bank advances                    1,000,000
 Payments of Federal Home Loan Bank advances                    (10,000,000)               (5,000,000)
 Retirement of long-term debt                                      (500,000)
 Dividends paid                                                    (743,000)                 (649,000)
 Proceeds from issuance of common stock                             182,000
                                                               ------------              ------------
                            Net Cash from Financing Activities   22,372,000                 3,472,000
                                                               ------------              ------------
          Net Increase (Decrease) in Cash and Cash Equivalents  (21,327,000)                3,068,000
Cash and Cash Equivalents at Beginning of Period                 50,631,000                17,208,000
                                                               ------------              ------------
                    Cash and Cash Equivalents at End of Period $ 29,304,000              $ 20,276,000
                                                               ============              ============
Cash paid during the period for
 Interest                                                      $  2,794,000              $  4,567,000
 Income taxes                                                       113,000                   450,000
Transfer of loans to other real estate                              167,000


See notes to interim consolidated financial statements

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity





                                                                       Three months ended
                                                                            March 31,
                                                                   1997                  1996
                                                               ------------          -------------
                                                                           (unaudited)
                                                               -----------------------------------
Balance at beginning of period                                  $  51,836,000       $  47,025,000
 Net income                                                         2,134,000           1,890,000
 Cash dividends declared                                             (801,000)           (707,000)
 Issuance of common stock                                             813,000             500,000
 Repurchase of common stock
 Net change in unrealized gain on securities
  available for sale, net of related tax effect                      (851,000)           (237,000)
                                                                -------------       -------------
Balance at end of period                                        $  53,131,000       $  48,471,000
                                                                =============       =============


















See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 1997 and December 31, 1996, and the results of operations for the three-month periods ended March 31, 1997 and 1996.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $4,377,000 at March 31, 1997, and $3,902,000 at December 31, 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

5. On March 18, 1997 the Registrant declared a three for two stock split, to shareholders of record on April 4, 1997, payable April 30, 1997. Per share data has been retroactively adjusted to reflect this action.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

     The following section presents additional information to assess the financial condition and results of operations of the Registrant and its bank subsidiaries (the "Banks"). Its purpose is to provide additional information that may be necessary to assess the consolidated financial statements contained elsewhere in this report. This section should be read in conjunction with the Registrants 1996 Annual Report on Form 10-K.


                           ACQUISITIONS AND FINANCING

     The Registrant acquired North Bank Corporation ("NBC") effective May 31, 1996, and on December 13, 1996, one of the Banks purchased eight branch offices from First of America Bank - Michigan, N.A. (the "FoA Branches"). These acquisitions (the "1996 Acquisitions") were financed with a $17.0 million unsecured credit facility (the "Credit Facility") and the issuance of $17.25 million of non-convertible, cumulative trust preferred securities (the "Preferred Securities"). (See "Capital Resources.")

     NBC was acquired for cash consideration totaling $15.8 million. On the effective date of the transaction, NBC's assets and shareholders' equity totaled $152.0 million and $9.5 million, respectively, and the Registrant recorded $7.5 million of goodwill.

     On the date of the transaction the FoA Branches had deposits totaling $121.9 million, and the acquiring Bank recorded intangible assets totaling $8.8 million. The Bank also purchased loans totaling $22.1 million as well as certain real and personal property.


                              FINANCIAL CONDITION


SUMMARY Net cash proceeds from the purchase of the FoA Branches totaled $104.8 million. To effectively utilize the temporary increase in liquidity, the Banks reduced federal funds purchased pending the deployment of such cash proceeds into higher yielding loans and securities. The $24 million increase in total assets as well as the $33.3 million increase in federal funds purchased during the three month period reflects the funding of such loans and securities.

     Total loans grew to $638.0 million at March 31, 1997. The purchase of seasoned packages of single-family real estate mortgage loans account for approximately 35% of the $28.3 million increase in total loans.

     Deposits totaled $670.9 million at March 31, 1997, and were largely unchanged from December 31, 1996, as a $10.9 million decline in non-interest bearing deposits was offset by a $12.3 million increase in savings and NOW accounts. The decline in non-interest bearing deposits as well as the increase in savings and NOW accounts reflects the seasonal cash management needs of the Banks' municipal customers.

ASSET QUALITY In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and purchase real estate mortgage loans from third-party originators.

     Management believes that the Registrant's decentralized structure provides the Banks with important advantages in serving the credit needs of the principal lending markets. Although the Management and Board of Directors of each Bank retain authority and responsibility for all credit decisions, each of the Banks has adopted uniform underwriting standards. Further, the Registrant's loan committee as well as the centralization of commercial loan credit services and loan review functions promote compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

     Non-accrual loans totaled $2.9 million and $1.7 million at March 31, 1997, and December 31, 1996, respectively. The increase principally reflects an agricultural credit that was purchased in conjunction with the FoA Branches, of which Management does not anticipate a material impact on the Registrant's financial condition or results of operations.



      NON-PERFORMING ASSETS
                                                  March 31,     December 31,
                                                    1997            1996
                                                -------------  --------------
      Non-accrual loans                          $ 2,850,000     $ 1,711,000
      Loans 90 days or more past due and
       still accruing interest                     1,332,000       1,994,000
      Restructured loans                             195,000         197,000
                                                 -----------     -----------
              Total non-performing loans           4,377,000       3,902,000
      Other real estate                              410,000         730,000
                                                 -----------     -----------
             Total non-performing assets         $ 4,787,000     $ 4,632,000
                                                 ===========     ===========

     As a percent of total loans
      Non-performing loans                             0.69%           0.64%
      Non-performing assets                            0.75%           0.76%


     Loans charged against the allowance for loan losses, net of recoveries, were equal to .15% of average loans during the three months ended March 31, 1997, compared to .08% during the comparable period of 1996. The $157,000 increase in net loan losses reflect loans acquired as a result of the purchase of NBC. Net loan losses for the year ended December 31, 1996, were equal to
 .13% of average loans.


ALLOWANCE FOR LOAN LOSSES
                                                                     Three months ended
                                                                           March 31,
                                                                   1997                1996
                                                               -----------          -----------
     Balance at beginning of period                             $6,960,000           $5,243,000
     Additions (deduction)
      Provision charged to operating expense                       321,000              207,000
      Recoveries credited to allowance                             175,000               82,000
      Loans charged against the allowance                         (415,000)            (165,000)
                                                                ----------           ----------
     Balance at end of period                                   $7,041,000           $5,367,000
                                                                ==========           ==========


     Net loans charged against the allowance to
      average Portfolio Loans (annualized)                           0.15%                0.08%
     Allowance for loan losses as a percent of
       non-performing loans                                           161%                 212%


     Impaired loans totaled approximately $2,800,000 at March 31, 1997. At that same date, certain impaired loans with a balance of approximately $1,600,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $300,000. The Banks' average investment in impaired loans approximated $3,300,000, for the three-month period ending March 31, 1997. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans for that same three-month period approximated $43,000.

     Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. At March 31, 1997, approximately 43% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 47% at December 31, 1996.



     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                   March 31, 1997          December 31, 1996
                              ------------------------  ------------------------
                                           Percent of                Percent of
                               Allowance    Loans to     Allowance    Loans to
                                Amount     Total Loans    Amount     Total Loans
                              -----------  -----------  -----------  -----------
     Commercial and
      agricultural             $1,997,000     26.3%     $ 2,176,000     26.9%
     Real estate mortgage         273,000     53.8          257,000     54.3
     Installment                  770,000     19.9          834,000     18.8
     Unallocated                4,001,000                 3,693,000
                               ----------    -----      -----------    -----
                       Total   $7,041,000    100.0%     $ 6,960,000    100.0%
                               ==========    =====      ===========    =====

LIQUIDITY AND CAPITAL RESOURCES The ability to maintain appropriate financial leverage is critical to Management's mission to create value for the Registrant's shareholders. To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine effective loan origination efforts with disciplined funding strategies.

     Management further believes that its disciplined acquisition strategy is consistent with its goal to create shareholder value. Although the Banks' balance sheet management strategies provide profitable opportunities to leverage the balance sheet, the franchise value associated with core deposits and other customer relationships may provide greater value to the Registrant's shareholders.

     The Registrant's cost of capital is also a critical factor in creating shareholder value. Accordingly, Management elected to fund the purchase of the FoA Branches by issuing the Preferred Securities. In addition to annual tax benefits totaling more than $500,000, the non-convertible structure of the Preferred Securities eliminates potential dilution of the common shareholders' interest in the Registrant.

     Shareholders' equity totaled $53.1 million at March 31, 1997. The $1.3 million increase from $51.8 million at December 31, 1996, reflects the retention of earnings and the issuance of common stock pursuant to various equity-based incentive compensation plans. A $851,000 decrease in the net unrealized gain on securities available for sale, after consideration of related taxes, limited the increase in shareholders' equity.



     CAPITAL RATIOS
                                                          March 31, 1997  December 31, 1996
                                                          --------------  -----------------
     Equity capital                                            5.82%             5.83%
     Average shareholders equity to average assets             5.99              6.43
     Tier 1 leverage (tangible equity capital)                 6.04              5.72
     Tier 1 risk-based capital                                 9.22              9.01
     Total risk-based capital                                 10.45             10.26


     Shareholders' equity was equal to 5.82% of total assets at March 31, 1997, virtually unchanged from 5.83% at December 31, 1996. The decline in the Registrant's average shareholders' equity as a percent of average assets reflects the increase in average assets that resulted from the purchase of the FoA Branches on December 13, 1996. Average shareholders' equity was equal to 5.99% of average assets during the three months ended March 31, 1997, compared to 6.43% during the preceding three-month period.

ASSET/LIABILITY MANAGEMENT The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks employ pricing tactics that are intended to enhance the value of core deposits and rely on non-deposit sources of funds to finance increases in loans. Such non-deposit funding sources totaled $161.5 million and $137.0 million at March 31, 1997, and December 31, 1996, respectively.

     The marginal cost of funds is a principal consideration in the implementation of the Bank's balance sheet management strategies. Management has determined that the retention of 15- and 30-year fixed rate mortgages is generally inconsistent with its goal to maintain profitable leverage or the Banks' asset/liability management needs. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may, however, be profitably funded within established risk parameters and the retention of such loans is a principal consideration of the Banks' balance sheet management strategies. (See "Non-interest income.")

     The Banks maintain diversified securities portfolios that include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate notes and mortgage-backed securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. The sale of securities available for sale will be dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. (See "Non-interest income.")

     The following table sets forth certain information with respect to the securities portfolios, including gross unrealized gains and losses.



SECURITIES
                                                          Unrealized
                                                     --------------------
                                    Amortized                                        Fair
                                      Cost           Gains             Losses        Value
                                 ---------------  ------------         ------        -----
                                                        (in thousands)
Securities available for sale
 March 31, 1997                      $154,777        $1,043            $ 770       $155,050
 December 31, 1996                    135,290         1,870              308        136,852

Securities held to maturity
 March 31, 1997                      $ 26,286        $  831            $  59       $ 27,058
 December 31, 1996                     26,754           929               38         27,645


                              RESULTS OF OPERATION

SUMMARY Net income increased by 12.9% to $2,134,000 during the three months ended March 31, 1997, from the comparable period of 1996. The $244,000 increase in earnings reflects increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses, non-interest expense and federal income taxes.

     Key performance ratios for the three-month periods ended March 31, 1997 and 1996, are set forth below.







KEY PERFORMANCE RATIOS
                                                                     Three months
                                                                     ended March 31,
                                                                     1997      1996
                                                                   --------  --------
     Return on
      Average assets                                                  0.98%     1.29%
      Average equity                                                 16.23     15.83

     Earnings per common share                                      $  .49    $  .44

     The increase in the Registrant's return on average equity, relative to the decline in its return on average assets, reflects the increase in leverage that resulted from the 1996 Acquisitions and the related financing.

NET INTEREST INCOME Net interest income totaled $9,877,000 and $7,371,000 during the three months ended March 31, 1997 and 1996, respectively. The 34.0% increase in net interest income is a result of an increase in average earning assets. Management attributes approximately 90% of the $261.1 million increase in average earning assets to the 1996 Acquisitions.



     NET INTEREST INCOME AND SELECTED RATIOS

                                                       Three months ended
                                                March 31, 1997   March 31, 1996
                                               ----------------- --------------
     Average earning assets (In thousands)           $820,048        $558,908

     As a percent of average earning assets
        Tax equivalent interest income                  8.99%            9.09%
        Interest expense                                3.94             3.61
        Tax equivalent net interest income              5.05             5.48

     Average earning assets as a
      percent of average assets                        92.41%           94.83%

     Free-funds ratio                                   7.75            11.89

     Net interest income was equal to 5.05% of average earning assets during the three months ended March 31, 1997, compared to 5.48% during the comparable period of 1996. In addition to the impact of the cash proceeds received from the purchase of the FoA Branches, the decline in net interest income as a percent of average earning assets reflects the cost of the Credit Facility and the Preferred Securities. The cost of non-deposit sources of funds, relative to the cost of deposits, that have been employed to implement the Banks' balance sheet management strategies also contributed to the decline in net interest income as a percent of average earning assets.

PROVISION FOR LOAN LOSSES The provision for loan losses totaled $321,000 and $207,000 during the three months ended March 31, 1997, and 1996, respectively. The $114,000 increase principally reflects the increase in total loans. (See "Asset quality.")

NON-INTEREST INCOME Excluding net gains on the sale of assets, non-interest income totaled $1,230,000 and $834,000 during the three months ended March 31, 1997 and 1996, respectively. The majority of the 47.5% increase reflects the impact of the 1996 Acquisitions.

     Notwithstanding a 37.5% decrease in loans sold, net gains on the sale of real estate mortgage loans totaled $428,000 during the three months ended March 31, 1997, largely unchanged from the comparable period in 1996. In addition to favorable economic conditions, Management attributes the increase in net gains as a percent of real estate mortgage loans sold to an increase in the percentage of loans sold that had been underwritten pursuant to government guarantees. Such government guaranteed loans sold during the three months ended March 31, 1997 and 1996, were equal to 26% and 15%, respectively, of total loans sold.


                                                                        Three months ended
                                                                             March 31
                                                                     1997               1996
                                                                 ------------------------------
Real estate mortgage loans originated                            $44,251,000        $43,742,000
Real estate mortgage loan sales                                   18,477,000         29,518,000
Real estate mortgage loan servicing rights sold                    5,157,000          9,169,000
Net gains on the sale of real estate mortgage loans                  428,000            441,000
Net gains as a percent of real estate mortgage loans sold               2.32%              1.49%

     The Banks capitalized approximately $87,000 and $67,000 of servicing rights relating to originated loans that were subsequently sold during the three-month periods ended March 31, 1997 and 1996, respectively. Amortization of capitalized servicing rights for those same periods was $27,000 and $4,000, respectively. The fair value of capitalized servicing rights approximated the book value of $374,000 at March 31, 1997, therefore no valuation allowance relating to impairment was considered necessary at that date.

     The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations. (See "Asset/liability management.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

     The Banks realized net gains on the sale of securities available for sale totaling $78,000 during the three months ended March 31, 1997, compared to net losses of $51,000 during the comparable period of 1996. (See
"Asset/liability management.")


SALES OF SECURITIES AVAILABLE FOR SALE
                                                      Three months ended
                                                           March 31,
                                                     1997           1996
                                                   ---------      ---------
               Proceeds                          $10,908,000      $3,566,000
                                                 ===========      ==========
               Gross gains                       $    87,000      $        0
               Gross losses                           (9,000)        (51,000)
                                                 -----------      ----------
                Net Gains (losses)               $    78,000      $  (51,000)
                                                 ===========      ==========

NON-INTEREST EXPENSE Non-interest expense totaled $8,288,000 during the three months ended March 31, 1997, compared to $5,707,000 during the comparable period of 1996. In addition to costs associated with the 1996 Acquisitions, costs associated with the origination of real estate mortgage loans contributed to the increase in non-interest expense.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 128, "Earnings per Share", ("SFAS #128") in February 1997.

     SFAS #128 replaces primary earnings per share ("Primary") and fully diluted earnings per share ("Fully Diluted") with basic earnings per share ("Basic") and diluted earnings per share ("Diluted"). This statement will require a dual presentation and reconciliation of Basic and Diluted. Basic, unlike Primary, excludes any dilution of common stock equivalents, while Diluted, like Fully Diluted, reflects the potential dilution of all common stock equivalents.

     This statement is effective for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. SFAS #128 will be retroactively applied to all prior periods. Management does not expect the implementation of this statement to have a material impact on current and prior year earnings per share.

Item 6. Exhibits & Reports on Form 8-K

     (a) Exhibit Number & Description
         None

     (b) Reports on Form 8-K
         During the quarter ended March 31, 1997, there were no reports filed on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  May 12, 1997              By   s/William R. Kohls
     ----------------------       -------------------------------------
                                      William R. Kohls, Principal Financial
                                               Officer

Date  May 12, 1997              By   s/James J. Twarozynski
     ----------------------       -------------------------------------
                                      James J. Twarozynski, Principal
                                          Accounting Officer

                                EXHIBIT INDEX




Exhibit Number              Description

   27                       Financial Data Schedule