Form 10-Q
period 1997-06-30
INDEPENDENT BANK CORP /MI/
filed 1997-08-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

Commission file number   0-7818
                      ---------

                          INDEPENDENT BANK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Michigan                            38-2032782
  ------------------------------------  ------------------------------------
      (State or jurisdiction of           (I.R.S. Employer Identification
       Incorporation or Organization)      Number)


           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
      -------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X    NO
                                                                ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at August 11, 1997
      ---------------------------  --------------------------------------
       Common stock, par value $1                4,347,252

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                  Page
                                                                               Number(s)
                                                                               ---------
PART I -     Financial Information
             ---------------------

Item 1.      Consolidated Statements of Financial Condition
              June 30, 1997 and December 31, 1996                                   2

             Consolidated Statements of Operations
              Three- and six-month periods ended June 30, 1997 and 1996             3

             Consolidated Statements of Cash Flows
              Six-month periods ended June 30, 1997 and 1996                        4

             Consolidated Statements of Shareholders' Equity
              Six-month periods ended June 30, 1997 and 1996                        5

             Notes to Interim Consolidated Financial Statements
              Three- and six-month periods ended June 30, 1997 and 1996             6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   7-15

PART II -    Other Information
             -----------------

Item 4.      Submission of Matters to a Vote of Security-Holders                    16

Item 6.      Exhibits & Reports on Form 8-K                                         17

                                    Part I.
                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                        June 30,              December 31,
                                                                                          1997                    1996
                                                                                       -----------            ------------
Assets                                                                                 (unaudited)
                                                                                       -----------
Cash and Cash Equivalents
 Cash and due from banks                                                            $   32,400,000          $   40,631,000
 Federal funds sold                                                                                             10,000,000
                                                                                       -----------             -----------
                                    Total Cash and Cash Equivalents                     32,400,000              50,631,000
                                                                                       -----------             -----------
Securities available for sale                                                          145,398,000             136,852,000
Securities held to maturity (Fair value of $26,117,000 at June
  30,1997; $27,645,000 at December 31, 1996)                                            25,257,000              26,754,000
Federal Home Loan Bank stock, at cost                                                   11,793,000              11,076,000
Loans held for sale                                                                     14,036,000              11,583,000
Loans
 Commercial and agricultural                                                           178,962,000             164,304,000
 Real estate mortgage                                                                  387,017,000             331,150,000
 Installment                                                                           121,144,000             114,250,000
                                                                                       -----------             -----------
                                                     Total Loans                       687,123,000             609,704,000
 Allowance for loan losses                                                              (7,100,000)             (6,960,000)
                                                                                       -----------             -----------
                                                       Net Loans                       680,023,000             602,744,000
Property and equipment, net                                                             20,083,000              18,462,000
Accrued income and other assets                                                         29,364,000              30,495,000
                                                                                       -----------             -----------
                                                    Total Assets                    $  958,354,000          $  888,597,000
                                                                                       ===========             ===========
Liabilities and Shareholders' Equity
Deposits
 Non-interest bearing                                                               $   80,570,000          $   84,671,000
 Savings and NOW                                                                       329,075,000             327,627,000
 Time                                                                                  257,907,000             260,236,000
                                                                                       -----------             -----------
                                                  Total Deposits                       667,552,000             672,534,000
Federal funds purchased                                                                 28,450,000               1,700,000
Other borrowings                                                                       178,710,000             135,294,000
Guaranteed preferred beneficial interests in Company's
subordinated  debentures                                                                17,250,000              17,250,000
Accrued expenses and other liabilities                                                  10,937,000               9,983,000
                                                                                       -----------             -----------
                                              Total Liabilities                        902,899,000             836,761,000
                                                                                       -----------             -----------
Shareholders' Equity
 Preferred stock, no par value--200,000 shares authorized; none outstanding
Common stock, $1.00 par value--14,000,000 shares authorized;
 issued and outstanding:  4,347,252 shares at June 30, 1997
 and 2,861,535 shares at December 31, 1996                                               4,347,000               2,862,000
Capital surplus                                                                         22,696,000              23,230,000
Retained earnings                                                                       27,436,000              24,713,000
Net unrealized gain on securities available for sale, net of
 related tax effect                                                                        976,000               1,031,000
                                                                                       -----------             -----------

                                      Total Shareholders' Equity                        55,455,000              51,836,000
                                                                                       -----------             -----------
                      Total Liabilities and Shareholders' Equity                    $  958,354,000          $  888,597,000
                                                                                       ===========             ===========


See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                         Three Months Ended                             Six Months Ended
                                                              June 30,                                      June 30,
                                                      1997                  1996                     1997                  1996
                                                    --------               --------              -----------           -----------
                                                             (unaudited)                                    (unaudited)
                                                   -------------------------------              ------------------------------------
Interest Income
   Interest and fees on loans                   $ 16,001,000           $ 11,691,000             $ 30,764,000          $  22,089,000
Securities
   Taxable                                         2,261,000              1,643,000                4,423,000              2,968,000
   Tax-exempt                                        677,000                476,000                1,320,000                931,000
Other investments                                    216,000                139,000                  494,000                349,000
                                                ------------           ------------             ------------          -------------
                       Total Interest Income      19,155,000             13,949,000               37,001,000             26,337,000
                                                ------------           ------------             ------------          -------------
Interest Expense
 Deposits                                          5,496,000              3,772,000               11,050,000              7,118,000
 Other borrowings                                  3,182,000              1,776,000                5,597,000              3,447,000
                                                ------------           ------------             ------------           ------------
                     Total Interest Expense        8,678,000              5,548,000               16,647,000             10,565,000
                                                ------------           ------------             ------------           ------------
                       Net Interest Income        10,477,000              8,401,000               20,354,000             15,772,000
Provision for loan losses                            321,000                482,000                  642,000                689,000
                                                ------------           ------------             ------------           ------------
                 Net Interest Income After
                Provision for Loan Losses         10,156,000              7,919,000               19,712,000             15,083,000
                                                ------------           ------------             ------------           ------------
Non-interest Income
 Service charges on deposit accounts                 777,000                536,000                1,451,000              1,011,000
 Net gains (losses) on asset sales
  Real estate mortgage loans                         408,000                447,000                  836,000                888,000
  Securities                                          (4,000)               (95,000)                  74,000               (146,000)
Other income                                         745,000                457,000                1,301,000                816,000
                                                ------------           ------------             ------------           ------------
                Total Non-interest Income          1,926,000              1,345,000                3,662,000              2,569,000
                                                ------------           ------------             ------------           ------------
Non-interest Expense
 Salaries and employee benefits                    5,018,000              3,818,000                9,679,000              7,164,000
 Occupancy, net                                      672,000                461,000                1,346,000                895,000
 Furniture and fixtures                              559,000                424,000                1,048,000                784,000
 Other expenses                                    2,756,000              1,760,000                5,220,000              3,327,000
                                                ------------           ------------             ------------           ------------
                Total Non-interest Expense         9,005,000              6,463,000               17,293,000             12,170,000
                                                ------------           ------------             ------------           ------------
         Income Before Federal Income Tax          3,077,000              2,801,000                6,081,000              5,482,000
Federal income tax expense                           883,000                849,000                1,753,000              1,640,000
                                                ------------           ------------             ------------           ------------

                           Net Income           $  2,194,000           $  1,952,000             $  4,328,000           $  3,842,000
                                                ============           ============             ============           ============
Net Income Per Share                            $        .50           $        .45             $        .99           $        .89
Dividends Per Share
 Declared                                       $       .185           $       .165             $       .370           $       .330
 Paid                                                   .185                   .165                     .358                   .325



See notes to interm consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                   Six months ended
                                                                                         June 30,
                                                                             1997                      1996
                                                                          -----------               -----------
                                                                                       (unaudited)
                                                                          -------------------------------------
Net Income                                                               $  4,328,000            $    3,842,000
Adjustments to Reconcile Net Income
 to Net Cash from Operating Activities
  Proceeds from sales of loans held for sale                               40,803,000                60,778,000
  Disbursements for loans held for sale                                   (42,420,000)              (49,654,000)
  Provision for loan losses                                                   642,000                   689,000
  Deferred loan fees                                                          247,000                   120,000
  Depreciation, amortization of intangible assets and premiums and
    accretion of discounts on investments securities and loans              2,181,000                 1,103,000
  Net (gains) losses on sales of securities                                   (74,000)                  146,000
  Net gains on sales of real estate mortgage loans                           (836,000)                 (888,000)
  (Increase) decrease in accrued income and other assets                      371,000                (2,761,000)
  Increase in accrued expenses and other liabilities                        1,551,000                 3,845,000
                                                                         ------------            --------------
                                                   Total Adjustments        2,465,000                13,378,000
                                                                         ------------            --------------
                                  Net Cash from Operating Activities        6,793,000                17,220,000
                                                                         ------------            --------------
Cash Flow from Investing Activities
 Proceeds from sales of securities available for sale                      26,570,000                 9,629,000
 Proceeds from maturity of securities available for sale                    2,537,000
 Proceeds from maturity of securities held to maturity                      1,356,000                 7,782,000
 Principal payments received on securities available for sale               4,986,000                 4,287,000
 Principal payments received on securities held to maturity                   323,000                   378,000
 Purchases of securities available for sale                               (43,792,000)              (25,470,000)
 Purchases of securities held to maturity                                                              (295,000)
 Acquisition of bank, less cash received                                                             19,011,000
 Portfolio loans purchased                                                (29,757,000)               (1,989,000)
 Principal repayments on portfolio loans purchased                          1,151,000                   153,000
 Portfolio loans made to customers net of principle payments received     (49,561,000)              (36,070,000)
 Capital expenditures                                                      (2,798,000)               (1,279,000)
                                                                         ------------            --------------
                                  Net Cash from Investing Activities      (88,985,000)              (23,863,000)
                                                                         ------------            --------------
Cash Flow from Financing Activities
 Net increase (decrease) in total deposits                                 (4,982,000)                7,415,000
 Net increase in short-term borrowings                                     25,166,000                21,706,000
 Proceeds from Federal Home Loan Bank advances                             61,000,000                12,000,000
 Payments of Federal Home Bank advances                                   (15,000,000)              (18,000,000)
 Retirement of long-term debt                                              (1,000,000)
 Dividends paid                                                            (1,552,000)               (1,301,000)
 Proceeds from issuance of commons stock                                      329,000                    39,000
                                                                         ------------            --------------
                                Net Cash from Financing Activities         63,961,000                21,859,000
                                                                         ------------            --------------
               Net Increase (Decrease) in Cash and Cash Equivalents       (18,231,000)             15,216,000
Cash and Cash Equivalents at Beginning of Period                           50,631,000                17,208,000
                                                                         ------------            --------------
                        Cash and Cash Equivalents at End of Period       $ 32,400,000            $   32,424,000
                                                                         ============            == ===========
Cash paid during the period for:
 Interest                                                                  17,070,000                10,830,000
 Income taxes                                                               1,773,000                 1,330,000
Transfer of loans to other real estate                                        276,000                   151,000



See notes to interim consolidated financial statements

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity




                                                                       Six months ended
                                                                            June 30,
                                                                   1997                1996
                                                                ----------          ----------
                                                                           (unaudited)
                                                                ------------------------------
Balance at beginning of period                                  $  51,836,000    $  47,025,000
 Net income                                                         4,328,000        3,842,000
 Cash dividends declared                                           (1,606,000)      (1,413,000)
 Issuance of common stock                                             952,000          539,000
 Net change in unrealized gain/loss on securities
  available for sale, net of related tax effect                       (55,000)        (588,000)
                                                                -------------    -------------
Balance at end of period                                        $  55,455,000    $  49,405,000
                                                                =============    =============


See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 1997 and December 31, 1996, and the results of operations for the three- and six-month periods ended June 30, 1997 and 1996.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $4,652,000 at June 30, 1997, and $3,902,000 at December 31, 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrants 1996 Annual Report on Form 10-K.


                              FINANCIAL CONDITION

SUMMARY Total assets increased to $958.4 million at June 30, 1997, from $888.6 million at December 31, 1996. Approximately 75% of the $69.8 million increase in total assets reflects the deployment of cash proceeds from the purchase of the FoA Branches into higher yielding loans and securities. (See "Acquisitions and financing.") To manage the temporary increase in liquidity, the Banks had initially utilized a portion of such cash proceeds to reduce federal funds purchased.

Total loans grew to $687.1 million at June 30, 1997. Real estate mortgage loans account for approximately 72% of the $77.4 million increase from $609.7 million at December 31, 1996. This increase reflects the purchase of seasoned single-family real estate mortgage loans totaling approximately $29.8 million that were funded with non-maturity deposits acquired as a result of the FoA Branch purchase.

The Banks have relied on other borrowings to fund a portion of the increase in total loans. The use of such non-deposit funds complements the relatively stable base of core deposits and is an integral part of the Banks' asset/liability management efforts. Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), increased to $178.7 million at June 30, 1997, from $135.3 million at December 31, 1996. (See (Asset/liability management.")

Deposits totaled $667.6 million at June 30, 1997, compared to $672.5 million at December 31, 1996. The nominal decline, particularly in non-interest bearing deposits, principally reflects the seasonal cash management needs of the Banks' municipal customers.


ASSET QUALITY Management believes that the Registrant's decentralized structure provides the Banks with important advantages in serving the credit needs of the principal lending markets. Although the Management and Board of Directors of each Bank retain authority and responsibility for credit decisions, each of the Banks has adopted uniform underwriting standards. Further, the Registrant's loan committee as well as the centralization of commercial loan credit services and loan review functions promote compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and purchase real estate mortgage loans from third-party originators.

Non-accrual loans totaled $2.6 million and $1.7 million at June 30, 1997, and December 31, 1996, respectively. The increase principally reflects an agricultural credit that was purchased in conjunction with the FoA Branches, of which Management does not anticipate a material impact on the Registrant's financial condition or results of operations. Largely as a result of a decline in other real estate, however, total non-performing assets increased by only $357,000 and declined to .73% of total loans at June 30, 1997, from .76% at December 31, 1996.


        NON-PERFORMING ASSETS

                                                                June 30,             December 31,
                                                                  1997                   1996
                                                               ----------           ------------
        Non-accrual loans                                     $ 2,589,000           $ 1,711,000
        Loans 90 days or more past due and
          still accruing interest                               1,874,000             1,994,000
        Restructured loans                                        189,000               197,000
                                                              -----------           -----------
                             Total non-performing loans         4,652,000             3,902,000
        Other real estate                                         337,000               730,000
                                                              -----------           -----------
                            Total non-performing assets        $4,989,000           $ 4,632,000
                                                              ===========           ===========
        As a percent of total loans
          Non-performing loans                                       0.68%                 0.64%
          Non-performing assets                                      0.73%                 0.76%
        Allowance for loan losses as a percent of
          non-performing loans                                        153%                  173%

Loans charged against the allowance for loan losses, net of recoveries, were equal to .16% of average loans during the six months ended June 30, 1997, compared to .08% during the comparable period of 1996. The increase in net losses principally reflects loans acquired as a result of the purchase of NBC. (See "Acquisitions and financing.") Net loan losses for the year ended December 31, 1996, were equal to .13% of average loans.

        ALLOWANCE FOR LOAN LOSSES

                                                       Six months ended
                                                           June 30,
                                                      1997         1996
                                                   -----------  -----------
        Balance at beginning of period            $ 6,960,000   $ 5,243,000
        Additions (deduction)
         Allowance on loans acquired                               930,000
         Provision charged to operating expense       642,000      689,000
         Recoveries credited to allowance             353,000      174,000
         Loans charged against the allowance         (855,000)    (359,000)
                                                  -----------   ----------
        Balance at end of period                  $ 7,100,000   $6,677,000
                                                  ===========   ==========

        Net loans charged against the allowance to
          average Portfolio Loans (annualized)           0.16%        0.08%

Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. At June 30, 1997, approximately 46% of the allowance for loan losses was allocated to specific loans or loan portfolios compared to 47% at December 31, 1996.

Impaired loans totaled approximately $3,000,000 at June 30, 1997. At that same date, certain impaired loans with a balance of approximately $1,500,000 had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $300,000. The Banks' average investment in impaired loans was approximately $3,200,000, for the six-month period ending June 30, 1997. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans for that six-month period was approximately $74,000.


        ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                           June 30, 1997           December 31, 1996
                                      ------------------------  ------------------------
                                                   Percent of                Percent of
                                       Allowance    Loans to     Allowance    Loans to
                                        Amount     Total Loans    Amount     Total Loans
                                      -----------  -----------  -----------  -----------
        Commercial and
        agricultural                  $ 2,171,000     26.1%      $2,176,000     26.9%
        Real estate mortgage              300,000     56.3          257,000     54.3
        Installment                       769,000     17.6          834,000     18.8
        Unallocated                     3,860,000                 3,693,000
                                      -----------    ------      ----------    ------
                               Total  $ 7,100,000    100.0%      $6,960,000    100.0%
                                      ===========    ======      ==========    ======

LIQUIDITY AND CAPITAL RESOURCES The ability to maintain appropriate financial leverage is critical to Management's mission to create value for the Registrant's shareholders. To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine effective loan origination efforts with disciplined funding strategies. (See "Asset/liability management.")

Management further believes that its acquisition strategy is consistent with its goal to create shareholder value. Although the Banks' balance sheet management strategies provide profitable opportunities to leverage the balance sheet, the franchise value associated with core deposits and other customer relationships may provide greater value to the Registrant's shareholders.

The Registrant's cost of capital is also a critical factor in creating shareholder value. Accordingly, Management elected to fund the purchase of the FoA Branches by issuing the Preferred Securities. (See "Acquisitions and financing.") In addition to annual tax benefits totaling more than $500,000, the non-convertible structure of the Preferred Securities eliminates potential dilution of the common shareholders' interest in the Registrant.

Shareholders' equity totaled $55.5 million at June 30, 1997. The $3.7 million increase from $51.8 million at December 31, 1996, reflects the retention of earnings and the issuance of common stock pursuant to various equity-based incentive compensation plans.


        CAPITAL RATIOS


                                                                     June 30,              December 31,
                                                                       1997                    1996
                                                                    ---------              ------------
        Equity capital                                                5.79%                    5.83%
        Average shareholders equity to average assets(1)              5.89                     6.43
        Tier 1 leverage (tangible equity capital)                     5.84                     5.72
        Tier 1 risk-based capital                                     8.88                     9.01
        Total risk-based capital                                     10.04                    10.26

        (1) Based on year to date average balances for the respective periods

Shareholders' equity was equal to 5.79% of total assets at June 30, 1997, virtually unchanged from 5.83% at December 31, 1996. The decline in the Registrant's average shareholders' equity as a percent of average assets reflects the increase in average assets that resulted from the purchase of the FoA Branches on December 13, 1996.


ASSET/LIABILITY MANAGEMENT The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, Management employs pricing tactics that are intended to enhance the value of core deposits and the Banks rely on non-deposit sources of funds to finance increases in loans. To further diversify the Banks' funding sources, Management is evaluating the use of brokered deposits.

The marginal cost of funds is a principal consideration in the implementation of the Bank's balance sheet management strategies. Management has determined that the retention of 15- and 30-year fixed rate mortgages is generally inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may, however, be profitably funded within established risk parameters. The retention of such loans is a principal focus of the Banks' balance sheet management strategies. (See "Non-interest income.")

The Banks maintain diversified securities portfolios that include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate notes and mortgage-backed securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. The sale of securities available for sale is dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. (See "Non-interest income.")

The following table sets forth certain information with respect to the securities portfolios, including gross unrealized gains and losses.



SECURITIES



                                                            Unrealized
                                                       --------------------
                                     Amortized                                       Fair
                                       Cost            Gains            Losses      Value
                                   ---------------  -----------         ------     --------
                                                       (in thousands)
Securities available for sale
 June 30, 1997                       $143,919          $2,227            $748      $ 145,398
 December 31, 1996                    135,290           1,870             308        136,852
Securities held to maturity
 June 30, 1997                       $ 25,257          $  873            $ 13      $  26,117
 December 31, 1996                     26,754             929              38         27,645

                             RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,194,000 during the three months ended June 30, 1997, compared to $1,952,000 during the comparable period of 1996. During the six-month periods in 1997 and 1996, net income totaled $4,328,000 and $3,842,000, respectively. The double-digit increases in earnings during both the three- and six-month periods are principally the result of increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and federal income tax expense.

Key performance ratios for the three- and six-month periods ended June 30, 1997 and 1996, are set forth below.


KEY PERFORMANCE RATIOS


                                   Three months                 Six months
                                  ended June 30,              ended June 30,
                                1997         1996           1997        1996
                               -------------------         ------------------
Return on
 Average assets                 .94%         1.20%          .96%        1.24%
 Average equity               16.32         15.93         16.30        15.84
Earnings per common share     $ .50         $ .45          $.99        $ .89

The increase in the Registrant's return on average equity, relative to the decline in its return on average assets, reflects the increase in leverage that resulted from the 1996 Acquisitions and the related financing.

NET INTEREST INCOME Increases in interest income are principally the result of increases in average earning assets. Net interest income increased by 24.7% to $10,477,000 during the three-month period in 1997 and by 29.1% to $20,354,000 during the six-month period. Average earning assets increased by 41.0% and 43.0% during the three- and six-month periods, respectively. Management attributes more than 75% of the increase in average earning assets to the 1996 Acquisitions.



NET INTEREST INCOME AND SELECTED RATIOS


                                                      Three months                      Six months
                                                     ended June 30,                   ended June 30,
                                                   1997        1996                 1997         1996
                                                 ---------  ----------           -----------  -----------
Average earning assets (in thousands)            $ 863,009    $ 612,256            $ 841,505     $ 588,303


As a percent of average earning assets
  Tax equivalent interest income                      9.06%        9.34%                9.03%         9.15%
  Interest expense                                    4.03         3.64                 3.99          3.60
  Tax equivalent net interest income                  5.03         5.70                 5.04          5.55


Average earning assets as a
 percent of average assets                           92.65%       93.76%               92.52%        94.71%


Free-funds ratio                                      7.71%       12.00%                7.67%        12.11%

In addition to the impact of the cash proceeds received from the purchase of the FoA Branches, the decline in net interest income as a percent of average earning assets reflects the cost of the Credit Facility and the Preferred Securities. (See "Acquisitions and financing.") The relative cost of non-deposit sources of funds that have been employed to implement the Banks' balance sheet management strategies also contributed to the decline in net interest income as a percent of average earning assets. The decline in average earning assets as a percent of average assets principally reflects the intangible assets associated with the 1996 Acquisitions.

PROVISION FOR LOAN LOSSES The provision for loan losses declined to $321,000 during the three months ended June 30, 1997 from $482,000 during the comparable period in 1996. The provision for loan losses totaled $642,000 and $689,000 during the six-month periods in 1997 and 1996, respectively. Based upon the application of its allocation methodology, management elected to fund the allowance for loan losses relating to loans associated with the NBC acquisition during the second quarter of 1996. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $1,926,000 during the three months ended June 30, 1997, compared to $1,345,000 during the comparable period in 1996. During the six-month periods in 1997 and 1996, non-interest income totaled $3,662,000 and $2,569,000, respectively. The majority of the increase in non-interest income reflects the impact of the 1996 Acquisitions. In addition to the 1996 acquisitions, the increase in non-interest income reflects revenues associated with deposit account promotions and the Banks' title insurance agency.

Notwithstanding a decline in loans sold, net gains on the sale of real estate mortgage loans during the three- and six-month periods in 1997 were largely unchanged from the comparable periods in 1996. In addition to favorable economic conditions, Management attributes the increase in net gains as a percent of real estate mortgage loans sold to an increase in the percentage of loans sold that have been underwritten pursuant to government guarantees.


                                        Three months ended                        Six months ended
                                            June 30,                                  June 30,
                                      1997           1996                     1997                1996
                                   ----------------------------         -----------------------------------
Real estate mortgage loans
 originated                        $65,284,000      $64,952,000          $109,535,000          $108,694,000
Real estate mortgage loan sales     21,490,000       30,372,000            39,967,000            59,890,000
Real estate mortgage loan
 servicing rights sold               4,449,000       11,760,000             9,606,000            20,931,000
Net gains on the sale of real
 estate mortgage loans                 408,000          447,000               836,000               888,000
Net gains as a percent of real
 estate mortgage loans sold               1.90%            1.47%                 2.09%                 1.48%

The Banks capitalized approximately $197,000 and $181,000 of related servicing rights during the six-month periods ended June 30, 1997 and 1996, respectively. Amortization of capitalized servicing rights for those periods was $56,000 and $17,000, respectively. The fair value of capitalized servicing rights approximated the book value of $431,000 at June 30, 1997, and therefore, no valuation allowance was considered necessary.

The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations. (See "Asset/liability management.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

The Banks realized net losses on the sale of securities available for sale totaling $4,000 and $95,000 during the three months ended June 30, 1997 and 1996, respectively. During the six-month period in 1997, the Banks recorded net gains of $74,000 compared to net losses of $146,000 during the comparable period of 1996. (See "Asset/liability management.")

SALES OF SECURITIES AVAILABLE FOR SALE

                                    Three months ended                            Six months ended
                                         June 30,                                   June 30,
                                 1997                 1996                   1997                1996
                             ------------          -----------            -----------       ---------------
        Proceeds              $15,514,000           $6,063,000            $26,422,000            $9,629,000
                              ===========           ==========            ===========            ==========
        Gross gains           $    27,000           $   31,000            $   114,000            $   31,000
        Gross losses              (31,000)            (126,000)               (40,000)             (177,000)
                              -----------           ----------            -----------            ----------
        Net Gains (losses)    $    (4,000)          $  (95,000)           $    74,000            $ (146,000)
                              ===========           ==========            ===========            ==========

NON-INTEREST EXPENSE Non-interest expense totaled $9,005,000 during the three months ended June 30, 1997, compared to $6,463,000 during the comparable period in 1996. During the six-month periods in 1997 and 1996, non-interest expense totaled $17,293,000 and $12,170,000, respectively. The 1996 Acquisitions, including the amortization of the associated intangible assets, account for the majority of the increase in non-interest expense. Costs associated with the origination of real estate mortgage loans and the Banks' title insurance agency as well as, marketing costs related with certain promotions also contributed to the increase in non-interest expense.


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

On the date of the transaction the FoA Branches had deposits totaling $121.9 million, and the acquiring Bank recorded intangible assets totaling $8.8 million. The Bank also purchased loans totaling $22.1 million as well as certain real and personal property. Net cash proceeds from the transaction totaled $90.5 million.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        The Registrant's Annual Meeting of Shareholders was held on April 15, 1997. As described in the Registrant's proxy statement, dated March 14, 1997, matters to be considered at that meeting were:

    (1) Election of two incumbent nominees to the board of directors

        Both nominees were nominated to serve three-year terms expiring in 2000. Tabulation in the election of directors is set forth below.


                                                          Broker Non-Votes
                                                          ----------------
           Nominee              Votes FOR  Votes AGAINST  and Abstentions
      ------------------------  ---------  -------------  ----------------
           Robert J. Leppink    2,186,335          0         64,082
           Arch V. Wright, Jr.  2,183,570          0         66,848


        Directors whose term of office as a director continued after the meeting were Charles A. Palmer, Charles C. Van Loan, Keith E. Bazaire, Terry L. Haske, and Thomas F. Kohn.

    (2) Proposal to make an additional 100,000 shares of the Company's common stock available for issuance under the Non Employee Director Stock Option Plan. Tabulation of the voting for this proposal was as follows:


                       Votes FOR                1,688,012
                       Votes AGAINST              261,802
                       Broker Non-Votes
                          and Abstentions         300,603


   (3) Proposal to make an additional 125,000 shares of the Company's common stock available for issuance under the Employee Stock Option Plan. Tabulation of the voting for this proposal was as follows:


                       Votes FOR                1,745,390
                       Votes AGAINST              201,824
                       Broker Non-Votes
                          and Abstentions         303,204




   (4) Proposal to make and additional 100,000 shares of the Company's common stock available for issuance under the Incentive Share Grant Plan. Tabulation of the voting for this proposal was as follows:


                       Votes FOR                1,582,002
                       Votes AGAINST              350,662
                       Broker Non-Votes
                          and Abstentions         317,753

Item 6.  Exhibits & Reports on Form 8-K

     (a) Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K
         During the quarter ended June 30, 1997, there were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  August 11, 1997                   By   s/William R. Kohls
      ---------------                      -----------------------------
                                             William R. Kohls, Principal
                                             Financial Officer

Date  August 11, 1997                   By   s/James J. Twarozynski
      ---------------                      -----------------------------
                                             James J. Twarozynski, Principal
                                             Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
  EX-27                       FINANCIAL DATA
                              SCHEDULE