Form 10-Q
period 1997-09-30
INDEPENDENT BANK CORP /MI/
filed 1997-11-12
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

Commission file number   0-7818

                        INDEPENDENT BANK CORPORATION
  ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           Michigan                         38-2032782
  ----------------------------------------------------------------------------
    (State or jurisdiction of          (I.R.S. Employer Identification
    Incorporation or Organization)     Number)

           230 West Main Street, P.O. Box 491, Ionia, Michigan  48846
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
              (Registrant's telephone number, including area code)

                                      NONE
  ----------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding at November 12, 1997
     ---------------------------  ----------------------------------------
      Common stock, par value $1                4,573,969

                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                    INDEX


                                                                                      Page
                                                                                    Number(s)


PART I -   Financial Information
           ---------------------

Item 1.    Consolidated Statements of Financial Condition
            September 30, 1997 and December 31, 1996                                     2

           Consolidated Statements of Operations
            Three- and nine-month periods ended September 30, 1997 and 1996              3

           Consolidated Statements of Cash Flows
            Nine-month periods ended September 30, 1997 and 1996                         4

           Consolidated Statements of Shareholders' Equity
            Nine-month periods ended September 30, 1997 and 1996                         5

           Notes to Interim Consolidated Financial Statements
            Three- and nine-month periods ended September 30, 1997 and 1996              6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          7-16

PART II -  Other Information
           -----------------

Item 6.    Exhibits & Reports on Form 8-K                                                17

                                   Part I.
                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

                                                                             September 30,                 December 31,
                                                                                 1997                         1996
                                                                       -------------------------        -----------------
Assets                                                                        (unaudited)
                                                                       -------------------------        -----------------
Cash and Cash Equivalents
 Cash and due from banks                                                   $   23,411,000            $   40,631,000
 Federal funds sold                                                                                      10,000,000
                                                                           --------------            --------------
                                 Total Cash and Cash Equivalents               23,411,000                50,631,000
                                                                           --------------            --------------
Securities available for sale                                                 121,939,000               136,852,000
Securities held to maturity (Fair value of $24,711,000 at September
 30, 1997; $27,645,000 at December 31, 1996)                                   23,856,000                26,754,000
Federal Home Loan Bank stock, at cost                                          12,389,000                11,076,000
Loans held for sale                                                            16,020,000                11,583,000
Loans
 Commercial and agricultural                                                  185,844,000               164,304,000
 Real estate mortgage                                                         407,480,000               331,150,000
 Installment                                                                  126,083,000               114,250,000
                                                                           --------------            --------------
                                                     Total Loans              719,407,000               609,704,000
 Allowance for loan losses                                                     (7,329,000)               (6,960,000)
                                                                           --------------            --------------
                                                       Net Loans              712,078,000               602,744,000
Property and equipment, net                                                    20,667,000                18,462,000
Accrued income and other assets                                                28,717,000                30,495,000
                                                                           --------------            --------------
                                                    Total Assets           $  959,077,000            $  888,597,000
                                                                           ==============            ==============
Liabilities and Shareholders' Equity
Deposits
 Non-interest bearing                                                      $   80,297,000            $   84,671,000
 Savings and NOW                                                              325,505,000               327,627,000
 Time                                                                         275,331,000               260,236,000
                                                                           --------------            --------------
                                                  Total Deposits              681,133,000               672,534,000
Federal funds purchased                                                        22,050,000                 1,700,000
Other borrowings                                                              171,079,000               135,294,000
Guaranteed preferred beneficial interests in Company's
subordinated
 debentures                                                                    17,250,000                17,250,000
Accrued expenses and other liabilities                                          9,964,000                 9,983,000
                                                                           --------------            --------------
                                               Total Liabilities              901,476,000               836,761,000
                                                                           --------------            --------------
Shareholders' Equity
 Preferred stock, no par value--200,000 shares authorized; none outstanding
Common stock, $1.00 par value--14,000,000 shares authorized;
 issued and outstanding:  4,573,969 shares at September 30, 1997
 and 2,861,535 shares at December 31, 1996                                      4,574,000                 2,862,000
Capital surplus                                                                29,779,000                23,230,000
Retained earnings                                                              21,790,000                24,713,000
Net unrealized gain on securities available for sale, net of
 related tax effect                                                             1,458,000                 1,031,000
                                                                           --------------            --------------
                                      Total Shareholders' Equity               57,601,000                51,836,000
                                                                           --------------            --------------
                      Total Liabilities and Shareholders' Equity           $  959,077,000            $  888,597,000
                                                                           ==============            ==============
See notes to interim consolidated financial statements.

                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                    -------------------------------------


                                                      Three Months Ended                           Nine Months Ended
                                                        September 30,                                 September 30,
                                                      1997         1996                         1997                 1996
                                                -------------  ---------------            ---------------     -------------------
                                                         (unaudited)                                   (unaudited)
                                                ------------------------------            ----------------------------------------
Interest Income
 Interest and fees on loans                        $17,173,000   $   13,498,000          $    47,937,000       $   35,587,000
 Securities
  Taxable                                            1,895,000        1,905,000                6,318,000            4,873,000
  Tax-exempt                                           682,000          571,000                2,002,000            1,502,000
Other investments                                      251,000          287,000                  745,000              636,000
                                                   -----------   --------------          ---------------       --------------
                       Total Interest Income        20,001,000       16,261,000               57,002,000           42,598,000
                                                   -----------   --------------          ---------------       --------------
Interest Expense
 Deposits                                            5,699,000        4,480,000               16,749,000           11,598,000
 Other borrowings                                    3,298,000        2,503,000                8,895,000            5,950,000
                                                   -----------   --------------          ---------------       --------------
                      Total Interest Expense         8,997,000        6,983,000               25,644,000           17,548,000
                                                   -----------   --------------          ---------------       --------------
                         Net Interest Income        11,004,000        9,278,000               31,358,000           25,050,000
Provision for loan losses                              461,000          253,000                1,103,000              942,000
                                                   -----------   --------------          ---------------       --------------
                   Net Interest Income After
                   Provision for Loan Losses        10,543,000        9,025,000               30,255,000           24,108,000
                                                   -----------   --------------          ---------------       --------------
Non-interest Income
 Service charges on deposit accounts                   822,000          630,000                2,273,000            1,641,000
 Net gains (losses) on asset sales
  Real estate mortgage loans                           587,000          363,000                1,423,000            1,251,000
  Securities                                            92,000           16,000                  166,000             (130,000)
Other income                                           660,000          403,000                1,961,000            1,219,000
                                                   -----------   --------------          ---------------       --------------
                   Total Non-interest Income         2,161,000        1,412,000                5,823,000            3,981,000
                                                   -----------   --------------          ---------------       --------------
Non-interest Expense
 Salaries and employee benefits                      5,178,000        4,240,000               14,857,000           11,404,000
 Occupancy, net                                        700,000          563,000                2,046,000            1,458,000
 Furniture and fixtures                                608,000          553,000                1,656,000            1,337,000
 Other expenses                                      3,019,000        2,278,000                8,239,000            5,605,000
                                                   -----------   --------------          ---------------       --------------
                  Total Non-interest Expense         9,505,000        7,634,000               26,798,000           19,804,000
                                                   -----------   --------------          ---------------       --------------
            Income Before Federal Income Tax         3,199,000        2,803,000                9,280,000            8,285,000
Federal income tax expense                             924,000          826,000                2,677,000            2,466,000
                                                   -----------   --------------          ---------------       --------------
                                  Net Income       $ 2,275,000      $ 1,977,000          $     6,603,000       $    5,819,000
                                                   ===========      ===========             ============           ==========
Net Income Per Share                               $       .49      $       .44          $          1.43       $         1.28
Dividends Per Share
 Declared                                          $      .176      $      .157          $          .529       $         .472
 Paid                                                     .176             .157                     .517       $         .467
See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                Nine months ended
                                                                                  September 30,
                                                                         1997                      1996
                                                                      -----------               -----------
                                                                                   (unaudited)
                                                                      -------------------------------------
Net Income                                                            $ 6,603,000            $    5,819,000
Adjustments to Reconcile Net Income
 to Net Cash from Operating Activities
  Proceeds from sales of loans held for sale                           69,684,000                78,515,000
  Disbursements for loans held for sale                               (72,698,000)              (69,135,000)
  Provision for loan losses                                             1,103,000                   942,000
  Deferred loan fees                                                      454,000                   158,000
  Depreciation, amortization of intangible assets and premiums and
   accretion of discounts on investments securities and loans           3,064,000                 1,899,000
  Net (gains) losses on sales of securities                              (166,000)                  130,000
  Net gains on sales of real estate mortgage loans                     (1,423,000)               (1,251,000)
  (Increase) decrease in accrued income and other assets                  652,000                (7,784,000)
  Increase in accrued expenses and other liabilities                      327,000                 1,114,000
                                                                      -----------               -----------
                                                   Total Adjustments      997,000                 4,588,000
                                                                      -----------               -----------
                                  Net Cash from Operating Activities    7,600,000                10,407,000
                                                                      -----------               -----------
Cash Flow from Investing Activities
 Proceeds from sales of securities available for sale                  49,844,000                15,907,000
 Proceeds from maturity of securities available for sale                2,702,000
 Proceeds from maturity of securities held to maturity                  2,756,000                 8,898,000
 Principal payments received on securities available for sale           8,479,000                 6,785,000
 Principal payments received on securities held to maturity               562,000                   601,000
 Purchases of securities available for sale                           (47,283,000)              (30,839,000)
 Purchases of securities held to maturity                                                          (295,000)
 Acquisition of bank, less cash received                                                          9,478,000
 Portfolio loans purchased                                            (29,758,000)               (1,989,000)
 Principal repayments on portfolio loans purchased                      2,572,000                   152,000
 Portfolio loans made to customers net of principle payments received (83,705,000)              (61,518,000)
 Capital expenditures                                                  (3,892,000)               (2,607,000)
                                                                      -----------               -----------
                                   Net Cash from Investing Activities (97,723,000)              (55,427,000)
                                                                      -----------               -----------
Cash Flow from Financing Activities
 Net increase (decrease) in total deposits                              8,599,000                (1,378,000)
 Net increase in short-term borrowings                                 18,635,000                20,165,000
 Proceeds from Federal Home Loan Bank advances                         87,000,000                45,000,000
 Payments of Federal Home Bank advances                               (48,000,000)              (17,000,000)
 Proceeds from issuance of long-term borrowings                                                  10,000,000
 Retirement of long-term debt                                          (1,500,000)                 (500,000)
 Dividends paid                                                        (2,356,000)               (1,933,000)
 Proceeds from issuance of common stock                                   525,000                    59,000
                                                                     -----------               ------------
                                  Net Cash from Financing Activities   62,903,000                54,413,000
                                                                      -----------               -----------
                Net Increase (Decrease) in Cash and Cash Equivalents  (27,220,000)                9,393,000
Cash and Cash Equivalents at Beginning of Period                       50,631,000                17,208,000
                                                                      -----------               -----------
                          Cash and Cash Equivalents at End of Period  $23,411,000            $   26,601,000
                                                                      ===========               ===========
Cash paid during the period for:
 Interest                                                              25,919,000                16,935,000
 Income taxes                                                           2,743,000                 2,990,000
Transfer of loans to other real estate                                    344,000                   808,000


See notes to interim consolidated financial statements

                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity
               -----------------------------------------------


                                                                                        Nine months ended
                                                                                           September 30
                                                                                   1997                 1996
                                                                               ------------         -------------
                                                                                         (unaudited)
                                                                               ----------------------------------
Balance at beginning of period                                                 $    51,836,000      $  47,025,000
  Net income                                                                         6,603,000          5,819,000
  Cash dividends declared                                                           (2,413,000)        (2,125,000)
  Issuance of common stock                                                           1,148,000            559,000
  Net change in unrealized gain on securities
    available for sale, net of related tax effect                                      427,000           (545,000)
                                                                               ---------------      -------------
Balance at end of period                                                       $    57,601,000      $  50,733,000
                                                                               ===============      =============
See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 1997 and December 31, 1996, and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $5,324,000 at September 30, 1997, and $3,902,000 at December 31, 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 1996 Annual Report on Form 10-K.


                              FINANCIAL CONDITION

SUMMARY Total assets increased to $959.1 million at September 30, 1997, from $888.6 million at December 31, 1996. Approximately 75% of the $70.5 million increase in total assets reflects the deployment of cash proceeds from the purchase of the FoA Branches into higher yielding loans. (See "Acquisitions and financing.") To manage the temporary increase in liquidity, the Banks had initially utilized a portion of such cash proceeds from that transaction to reduce federal funds purchased.

Total loans grew to $719.4 million at September 30, 1997. Real estate mortgage loans account for approximately 70% of the $109.7 million increase from $609.7 million at December 31, 1996. This increase includes the purchase of seasoned single-family real estate mortgage loans, principally adjustable rate and balloon, totaling approximately $29.8 million that were funded with non-maturity deposits acquired as a result of the FoA Branch purchase.

In addition to the proceeds from the sale or maturity of securities, the Banks have relied on other borrowings and brokered certificates of deposits ("Brokered CDs") to fund a portion of the increase in total loans. The use of non-deposit funds complements the relatively stable base of core deposits and is an integral part of the Banks' asset/liability management efforts. (See "Asset/liability management.")

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), increased to $171.1 million at September 30, 1997, from $135.3 million at December 31, 1996. Deposits totaled $681.1 million at September 30, 1997, compared to $672.5 million at December 31, 1996. The $8.6 million increase in total deposits reflects the issuance of $15.0 million of Brokered CDs.


ASSET QUALITY Management believes that the Registrant's decentralized structure provides the Banks with important advantages in serving the credit needs of the principal lending markets. Although the Management and Board of Directors of each Bank retain authority and responsibility for credit decisions, each of the Banks has adopted uniform underwriting standards. Further, the Registrant's loan committee and the centralization of commercial loan credit services as well as loan review functions promote compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and purchase real estate mortgage loans from third-party originators.

Non-accrual loans totaled $2.9 million and $1.7 million at September 30, 1997, and December 31, 1996, respectively. The increase principally reflects an agricultural credit that was purchased in conjunction with the FoA Branches as well as certain other commercial credits that are in the process of foreclosure. Management does not anticipate that the increase in non-accrual loans will have a material impact on the Registrant's financial condition or results of operations.

Loans 90 days or more past due and still accruing interest totaled $2,277,000 at September 30, 1997, compared to $1,994,000 at December 31, 1996. The $283,000 increase principally reflects loans that are expected to be renewed at substantially similar market terms subsequent to the end of the period.


NON-PERFORMING ASSETS
                                           September 30,   December 31,
                                               1997            1996
                                           -------------  --------------
Non-accrual loans                            $2,861,000       $1,711,000
Loans 90 days or more past due and
 still accruing interest                      2,277,000        1,994,000
Restructured loans                              186,000          197,000
                                           ------------   --------------
               Total non-performing loans     5,324,000        3,902,000
Other real estate                               446,000          730,000
                                           ------------   --------------
              Total non-performing assets    $5,770,000       $4,632,000
                                           ============   ==============
As a percent of total loans
 Non-performing loans                             0.74%            0.64%
 Non-performing assets                            0.80%            0.76%
Allowance for loan losses as a percent of
 non-performing loans                              138%             173%

Loans charged against the allowance for loan losses, net of recoveries, were equal to .15% of average loans during the nine months ended September 30, 1997, compared to .11% during the comparable period of 1996. The increase in net losses principally reflects loans acquired as a result of the purchase of NBC. (See "Acquisitions and financing.") Net loan losses for the year ended December 31, 1996, were equal to .13% of average loans.

ALLOWANCE FOR LOAN LOSSES
                                              Nine months ended
                                                September 30,
                                              1997         1996
                                          ------------  -----------
Balance at beginning of period            $ 6,960,000   $5,243,000
Additions (deduction)
 Allowance on loans acquired                               930,000
 Provision charged to operating expense     1,103,000      942,000
 Recoveries credited to allowance             455,000      270,000
 Loans charged against the allowance       (1,189,000)    (665,000)
                                          -----------   ----------
Balance at end of period                  $ 7,329,000   $6,720,000
                                          ===========   ==========
Net loans charged against the allowance to
average Portfolio Loans (annualized)             0.15%        0.11%

Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. At September 30, 1997, the unallocated portion of the allowance totaled $4,064,000, equal to 55% of the total allowance for loan losses, compared to $3,693,000 or 53% at December 31, 1996.

Impaired loans totaled approximately $3,200,000 at September 30, 1997. At that same date, certain impaired loans with a balance of approximately $1,600,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $300,000. The Banks' average investment in impaired loans was approximately $3,200,000, for the nine-month period ending September 30, 1997. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans for that nine-month period was approximately $125,000.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                   September 30, 1997        December 31, 1996
                ------------------------  ------------------------
                             Percent of                Percent of
                 Allowance    Loans to     Allowance    Loans to
                  Amount     Total Loans    Amount     Total Loans
                -----------  -----------  -----------  -----------
Commercial and
 agricultural     $2,130,000     25.8%      $2,176,000     26.9%
Real estate-
mortgage             315,000      56.6         257,000     54.3
Installment          820,000      17.6         834,000     18.8
Unallocated        4,064,000                 3,693,000
                  ----------     -----      ----------    -----
         Total    $7,329,000     100.0%     $6,960,000    100.0%
                  ==========     =====      ==========    =====

LIQUIDITY AND CAPITAL RESOURCES The ability to maintain appropriate financial leverage is critical to Management's mission to create value for the Registrant's shareholders. The Registrant's cost of capital is also an important factor in creating shareholder value. Accordingly, Management elected to fund the 1996 Acquisitions with a combination of unsecured debt and Preferred Securities. (See "Acquisitions and financing.")


CAPITALIZATION
                                                   September 30,  December 31,
                                                       1997           1996
                                                   -------------  ------------
Unsecured debt                                       $12,500,000   $14,000,000
Preferred Securities                                  17,250,000    17,250,000
Shareholders' Equity
 Preferred stock, no par value
 Common Stock, par value $1.00 per share               4,574,000     2,862,000
 Capital surplus                                      29,779,000    23,230,000
 Retained earnings                                    21,790,000    24,713,000
 Net unrealized gain on securities available for
  sale, net of related tax effect                      1,458,000     1,031,000
                                                   -------------  ------------
    Total shareholders' equity                        57,601,000    51,836,000
                                                   -------------  ------------
    Total capitalization                             $87,351,000   $83,086,000
                                                   =============  ============

To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine effective loan origination efforts with disciplined funding strategies. (See "Asset/liability management.")

Management believes that its acquisition strategy is also consistent with its goal to create shareholder value. Although the Banks' balance sheet management strategies provide profitable opportunities to leverage the balance sheet, the franchise value associated with core deposits and other customer relationships may provide greater value to the Registrant's shareholders.

Shareholders' equity totaled $57.6 million at September 30, 1997. The $5.8 million increase from $51.8 million at December 31, 1996, reflects the retention of earnings and the issuance of common stock pursuant to various equity-based incentive compensation plans.


CAPITAL RATIOS
                                                September 30,       December 31,
                                                    1997               1996
                                                -------------       ------------
Equity capital                                      6.01%              5.83%
Average shareholders equity to average
assets(1)                                           5.91               6.43
Tier 1 leverage (tangible equity capital)           5.96               5.72
Tier 1 risk-based capital                           8.85               9.01
Total risk-based capital                            10.00             10.26

           (1) Based on year to date average balances for the respective periods

Shareholders' equity was equal to 6.01% of total assets at September 30, 1997, compared to 5.83% at December 31, 1996. The decline in the Registrant's average shareholders' equity as a percent of average assets reflects the increase in average assets that resulted from the purchase of the FoA Branches on December 13, 1996.

ASSET/LIABILITY MANAGEMENT The asset/liability management efforts of the Registrant and the Banks are intended to identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with Management's mission to maintain profitable financial leverage within established risk parameters. Accordingly, Management's evaluation of business opportunities and alternate strategies carefully consider the likely impact on the Bank's risk profile as well as the anticipated contribution to earnings.

Management employs simulation analyses to evaluate the potential changes in the Bank's net interest income and market value of portfolio equity that result from changes in interest rates. Such analyses further anticipate the potential change in the slope of the U.S. Treasury yield curve as well as changes in prepayment rates on certain assets and premature withdrawals of certificates of deposits that will accompany changes in interest rates. At September 30, 1997, each of the Bank's interest-rate risk profiles were within established parameters.

The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, Management employs pricing tactics that are intended to enhance the value of core deposits and the Banks rely on non-deposit sources of funds to finance increases in loans. To further diversify the Banks' funding sources, the Banks have employed Brokered CDs in addition to FHLB advances.

FHLB ADVANCES

                   September 30, 1997            December 31, 1996
               ---------------------------  ---------------------------
                         Average   Average            Average   Average
               Amount   Maturity    Rate    Amount   Maturity    Rate
               -------  ---------  -------  -------  ---------  -------
Fixed rate     $82,785  1.4 years    5.94%  $90,000  1.6 years    5.96%
Variable rate   66,000  1.2 years    5.70    21,000  1.4 years    5.49

To further mitigate exposure to rising interest rates the Bank's may employ interest rate caps on variable rate advances. At September 30, 1997 and December 31, 1996, the Company employed interest rate caps with a notional amount of $28.5 million and $9.0 million, respectively.

The marginal cost of funds is a principal consideration in the implementation of the Bank's balance sheet management strategies. Management has determined that the retention of 15- and 30-year fixed rate mortgages is generally inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may often be profitably funded within established risk parameters. The retention of such loans has been a principal focus of the Banks' balance sheet management strategies. (See "Non-interest income.")

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

The sale of securities available for sale is dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. As a result of such ongoing evaluations, the Banks sold securities with an aggregate market value of approximately $49.8 million during the nine month period ended September 30, 1997, compared to $15.9 million during the comparable period in 1996. The proceeds from such sales were utilized to fund increases in total loans or to reduce non deposit funding sources. (See "Non-interest income.")

The following table sets forth certain information with respect to the securities portfolios, including gross unrealized gains and losses.


SECURITIES
                                                     Unrealized
                                              -------------------------
                                Amortized                                      Fair
                                  Cost          Gains            Losses        Value
                             ---------------  ----------         ------        -----
                                                 (in thousands)
Securities available for sale
  September 30, 1997                $119,730      $2,593           $384     $121,939
  December 31, 1996                  135,290       1,870            308      136,852
Securities held to maturity
  September 30, 1997                $ 23,856        $877            $22      $24,711
  December 31, 1996                   26,754         929             38       27,645

                             RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,275,000 during the three months ended September 30, 1997, compared to $1,977,000 during the comparable period of 1996. During the nine-month periods in 1997 and 1996, net income totaled $6,603,000 and $5,819,000, respectively. The double-digit increases in earnings during both the three- and nine-month periods are principally the result of increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and federal income tax expense.

Key performance ratios for the three- and nine-month periods ended September 30, 1997 and 1996, are set forth below.


KEY PERFORMANCE RATIOS
                                            Three months                             Nine months
                                        ended September 30,                      ended September 30,
                                      1997           1996                          1997    1996
                           --------------------------------------------  --------------------------------------------
Net income to
 Average assets                    .94%            1.01%                        .95%         1.16%
 Average equity                  15.83            15.58                       16.14         15.78
Earnings per common share        $ .49            $ .44                       $1.43        $ 1.28
Cash basis income to(A)
 Average tangible assets          1.09%            1.11%                       1.11%         1.17%
 Average tangible equity         25.99            20.82                       27.30         18.95
Cash basis income per
share(A)                        $  .56            $ .48                       $1.63        $ 1.36
(A) Cash basis financial data exclude intangible assets and the related amortization expense

The increase in the Registrant's return on average equity, relative to the decline in its return on average assets, reflects the increase in leverage that resulted from the 1996 Acquisitions and the impact of the related financing. (See "Acquisitions and Financing.")

NET INTEREST INCOME Increases in interest income are principally the result of increases in average earning assets. Net interest income increased by 18.6% to $11,004,000 during the three-month period in 1997 and by 25.2% to $31,358,000 during the nine-month period. Average earning assets increased by 21.9% and 35.2% during the three- and nine-month periods, respectively. Management attributes more than 75% of the increase in average earning assets to the 1996 Acquisitions.


NET INTEREST INCOME AND SELECTED RATIOS
                                                       Three months                        Nine months
                                                   ended September 30,                 ended September 30,
                                                    1997           1996          1997          1996
                                               ---------------  ------------  ------------  ------------
Average earning assets (in thousands)        $887,567            $727,854      $857,029      $634,128
As a percent of average earning assets
   Tax equivalent interest income                9.10%               9.05%         9.05%         9.14%
   Interest expense                              4.02                3.82          4.00          3.70
   Tax equivalent net interest income            5.08                5.23          5.05          5.45
Average earning assets as a
 percent of average assets                      92.87%              93.24%        92.52%        94.25%
Free-funds ratio                                 9.23%              11.18%         8.72%        11.80%

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

PROVISION FOR LOAN LOSSES The provision for loan losses was $461,000 during the three months ended September 30, 1997, compared to $253,000 during the three-month period in 1996. The provision for loan losses totaled $1,103,000 and $942,000 during the nine-month periods in 1997 and 1996, respectively. The increase in the provision during both the three- and nine-month periods principally reflect the increase in total loans. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $2,161,000 during the three months ended September 30, 1997, compared to $1,412,000 during the comparable period in 1996. During the nine-month periods in 1997 and 1996, non-interest income totaled $5,823,000 and $3,981,000, respectively. In addition to the impact of the 1996 Acquisitions, the increase in non-interest income reflects an increase in net gains resulting from the sale of real estate mortgage loans and securities available for sale. Revenues associated with deposit account promotions and the Banks' title insurance agency also contributed to the increase in non-interest income.

Net gains on the sale of real estate mortgage loans were $587,000 during the three months ended September 30, 1997, compared to $363,000 during the comparable period of 1996. Net gains on the sale of such loans were $1,423,000 and 1,251,000 during the nine-month periods in 1997 and 1996, respectively. In addition to favorable economic conditions, Management attributes the increase in net gains as a percent of real estate mortgage loans sold to an increase in the percentage of loans sold that have been underwritten pursuant to government guarantees.



                                      Three months ended                              Nine months ended
                                         September 30,                                  September 30,
                                     1997               1996                    1997                    1996
                                  --------------------------              ------------------------------------
Real estate mortgage loans
 originated                        $77,884,000        $57,400,000          $187,419,000           $166,100,000
Real estate mortgage loan sales     28,547,000         20,700,000            68,515,000             80,000,000
Real estate mortgage loan
 servicing rights sold               6,520,000          7,824,000            16,126,000             28,755,000
Net gains on the sale of real
 estate mortgage loans                 587,000            363,000             1,423,000              1,251,000
Net gains as a percent of real
 estate mortgage loans sold               2.06%              1.75%                 2.08%                  1.56%

The Banks capitalized approximately $340,000 and $258,000 of related servicing rights during the nine-month periods ended September 30, 1997 and 1996, respectively. Amortization of capitalized servicing rights for those periods was $90,000 and $34,000, respectively. The fair value of capitalized servicing rights approximated the book value of $563,000 at September 30, 1997, and therefore, no valuation allowance was considered necessary.

The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that the Banks cannot profitably fund within established interest-rate risk parameters. (See "Asset/liability management.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

The Banks realized net gains on the sale of securities available for sale totaling $92,000 and $16,000 during the three months ended September 30, 1997 and 1996, respectively. During the nine-month period in 1997, the Banks recorded net gains of $166,000 compared to net losses of $130,000 during the comparable period of 1996. (See "Asset/liability management.")


SALES OF SECURITIES AVAILABLE FOR SALE

                                   Three months ended                           Nine months ended
                                      September 30,                                September 30,
                                 1997                1996                  1997                   1996
                             -----------          ----------            -----------           ------------
Proceeds                     $23,422,000          $6,063,000            $49,844,000            $15,907,000
                             ===========          ==========            ===========            ===========
Gross gains                  $   120,000          $   19,000            $   234,000            $    44,000
Gross losses                     (28,000)             (3,000)               (68,000)              (174,000)
                             -----------          ----------            -----------            -----------
 Net Gains (losses)          $    92,000          $   16,000            $   166,000              $(130,000)
                             ===========          ==========            ===========            ===========

NON-INTEREST EXPENSE Non-interest expense totaled $9,505,000 during the three months ended September 30, 1997, compared to $7,634,000 during the comparable period in 1996. During the nine-month periods in 1997 and 1996, non-interest expense totaled $26,798,000 and $19,804,000, respectively. The 1996 Acquisitions, including the amortization of the associated intangible assets, account for the majority of the increase in non-interest expense. Costs associated with the origination of real estate mortgage loans and the Banks' title insurance agency as well as, marketing costs related with certain promotions also contributed to the increase in non-interest expense.


                           ACQUISITIONS AND FINANCING

The Registrant acquired North Bank Corporation ("NBC") effective May 31, 1996, and on December 13, 1996, one of the Banks purchased eight branch offices from First of America Bank - Michigan, N.A. (the "FoA Branches").

These acquisitions (the "1996 Acquisitions") were financed with a $17.0 million unsecured credit facility (the "Credit Facility") and the issuance of $17.25 million of non-convertible, cumulative trust preferred securities (the "Preferred Securities"). Such non-equity financing has an adverse impact on the Registrant's net interest income and its return on average assets. Nonetheless, the after-tax cost the Credit Facility and the Preferred Securities compares favorably with the implied cost of common equity and the non-convertible structure of such non-equity financing eliminates potential dilution of the common shareholders' interest in the Registrant.

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


                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 128, "Earnings Per Share", ("SFAS #128") in February 1997 and Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income", (SFAS #130) in June of 1997.

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

SFAS #130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains or losses on securities available for sale, in the financial statements.

This statement is effective for both interim and annual periods beginning after December 15, 1997 with earlier application permitted. SFAS #130 will require reclassification of all prior period amounts.

Item 6.   Exhibits & Reports on Form 8-K
-------   ------------------------------

    (a)   Exhibit Number & Description
          Ex-27  Financial Data Schedule
    (b)   Reports on Form 8-K
          During the quarter ended September 30, 1997, there were no reports filed on Form 8-K.

                                  SIGNATURES
                                  ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     November 12, 1997                  By  /s/ William R. Kohls
     ------------------------                 ------------------------------
                                                William R. Kohls, Principal
                                                    Financial Officer

Date     November 12, 1997                  By  /s/ James J. Twarozynski
     ------------------------                 ------------------------------
                                                James J. Twarozynski, Principal
                                                         Accounting Officer

                              INDEX TO EXHIBITS




EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------
  EX 27                                                 FINANCIAL DATA
                                                        SCHEDULE