Form 10-K
period 1997-12-31
INDEPENDENT BANK CORP /MI/
filed 1998-03-30
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from              to
                                                   -------------   ------------
Commission file Number               0-7818
                      ----------------------------------------------------------

                          INDEPENDENT BANK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          MICHIGAN                                    38-2032782
----------------------------------            -----------------------------
(State or other jurisdiction of                   (I.R.S. employer
       incorporation)                            identification no.)

 230 W. Main St., P.O. Box 491, Ionia, Michigan                     48846
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (616)    527-9450
                                                   ---------------------------


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

                  Common Stock, $1.00 Par Value - $168,573,923
--------------------------------------------------------------------------------
(Based on $40.25 per common share, the last reported sales price on the Nasdaq National Market tier of the Nasdaq Stock Market on March 17, 1998. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock, $1.00 par value - 4,621,631 shares at March 17, 1998

Documents incorporated by reference
Portions of the Registrant's definitive proxy statement, and appendix thereto dated March 13, 1998, relating to its April 21, 1998 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this form.

                      The Exhibit Index appears on Page 24

Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors included in or incorporated by reference in this Report, general and certain economic and business factors, some of which may be beyond the control of the Registrant. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

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

Aside from the stock of the Banks, the Registrant has no other substantial assets. The Registrant conducts no business except for the provision of certain management and operational services to the Banks, the collection of fees and dividends from the Banks and the payment of dividends to the Registrant's shareholders. Certain employee retirement plans (including an employee stock ownership plan and a deferred compensation plan) as well as health and other insurance programs have been established by the Registrant. The proportional costs of these plans are borne by each of the Banks and their respective subsidiaries.

The Registrant and the Banks have no material patents, trademarks, licenses or franchises except the corporate franchises of the Banks which permit them to engage in commercial banking pursuant to Michigan law.

The following table shows each of the Banks and their total loans and deposits as of December 31, 1997:


                                                  Main
                                                 Office               Total                      Total
          Bank                                  Location            Deposits                     Loans
          ----                                  --------            --------                     -----
          Independent Bank                        Ionia             $250,738,000             $241,808,000

          Independent Bank
             West Michigan                      Rockford             151,006,000              206,991,000

          Independent Bank
             South Michigan                      Leslie              111,126,000              126,799,000

          Independent Bank
             East Michigan                        Caro               191,139,000              190,334,000


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

On November 7, 1996, the Registrant formed IBC Capital Finance, a Delaware statutory business trust ("IBC Capital"). IBC Capital's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees or officers of or affiliated with the Registrant. IBC Capital exists for the sole purposes of selling and issuing its preferred securities and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. As a result, the sole assets of IBC Capital are the subordinated debentures of the Registrant.

The Banks transact business in the single industry segment of commercial banking. Most of the Banks' offices provide full service lobby and drive-in services in the communities which they serve. Automatic teller machines are also provided at most locations.

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and deposit box services. The Banks also offer title insurance services through a separate subsidiary. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their four main offices and a total of 54 branch and 9 loan production offices.

Banking is highly competitive. The Banks compete with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than the Registrant and the Banks and offer certain services that the Registrant and Banks do not currently provide. Such competitors may also have greater lending limits than the Banks. The number of competitors may increase as a result of the easing of restrictions on interstate banking effected under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). In addition, non-bank competitors are generally not subject to the extensive regulations applicable to the Registrant and the Banks.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:


                                                       1997           1996             1995
                                                       -----          -----            ----
      Interest and fees on loans                        76.6%          76.5%           76.1%
      Other interest income                             13.5           15.0            16.3
      Non-interest income                                9.9            8.5             7.6
                                                       -----          -----           -----
                                                       100.0%         100.0%          100.0%
                                                       =====          =====           =====


As of December 31, 1997, the Registrant and the Banks had 507 full-time employees and 201 part-time employees.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Registrant and the Banks. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on the Registrant, the Banks and the businesses of the Registrant and the Banks.

ITEM 1. BUSINESS (Continued)


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

The system of supervision and regulation applicable to the Registrant and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the Federal Deposit Insurance Corporation's (the "FDIC") deposit insurance funds, the depositors of the Banks, and the public, rather than the shareholders of the Registrant. Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation, and loan-to-value ratios for loans secured by real property.

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

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support the subsidiary banks in circumstances where the bank holding company might not do so absent such policy. In addition, if the Commissioner of the Michigan Financial Institutions Bureau (the "Commissioner") deems a bank's capital to be impaired, the Commissioner may require a bank to restore its capital by special assessment upon a bank holding company, as the bank's sole shareholder. If the bank holding company were to fail to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of that bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank's capital.

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

In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors. Among others, such statutory factors include the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

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

The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain cases an application to, and the prior approval of, the Commissioner under Michigan banking laws, may be required.

 With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve has determined to be closely related to banking or managing or controlling banks. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the nonbanking activities application process for well capitalized and well managed bank holding companies.

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

Dividends. Subsidiary banks are subject to statutory restrictions on their ability to pay dividends to a bank holding company. In its policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar

ITEM 1. BUSINESS (Continued)

enforcement powers over subsidiary banks are possessed by the FDIC. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meeting specified capital levels and, in some cases, impose similar restrictions on their parent bank holding companies.

 In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Registrant does not have any holders of its preferred stock.

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

 Deposit Insurance. As FDIC-insured institutions, banks are required to pay deposit insurance premium assessments to the FDIC. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. The FDIC has established the schedule of BIF-insurance assessments, ranging from 0% of deposits for institutions in the highest category to .27% of deposits for institutions in the lowest category.

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
                                                                    to total assets of 2% or
                                                                    less


At December 31, 1997, each of the Banks' ratios exceeded minimum requirements for the well-capitalized category. See note 16 to the 1997 consolidated financial statements.

FDICIA requires the federal depository institution regulators to take prompt corrective action with respect of depository institutions that do not meet minimum capital requirements. The scope and degree of regulatory intervention is linked to the capital category to which a depository institution is assigned. A depository institution may be reclassified to a lower category than is indicated by its capital position if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice.

Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Michigan Financial Institutions Bureau. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.
ITEM 1. BUSINESS (Continued)

FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF), which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20 percent of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately
0.063 percent of deposits, while BIF members pay FICO assessments at a rate equal to approximately 0.013 percent of deposits. Between January 1, 2000, and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025 percent of deposits.

Dividends. Under Michigan law, banks are restricted as to the maximum amount of dividends they may pay on their common stock. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend.

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

Insider Transactions. Banks are subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with the Registrant or its subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by banks to their directors and officers, to directors and officers of bank holding company's and their subsidiaries, to principal shareholders of the Registrant, and to "related interests" of such directors, officers and principal shareholders.

Safety and Soundness Standards. Pursuant to FDICIA the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.

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

Consumer Banking. The Banks' business includes making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various Federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder. In receiving deposits, the Banks are subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and their respective directors and officers.
ITEM 1. BUSINESS (Continued)

Other. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. The Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions that include limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act if appropriate legislation was enacted prior to June 1, 1997.

Michigan did not opt out of the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

In addition to the authorization of interstate banking discussed above, Michigan law permits banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Commissioner, banks may relocate their main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. To better serve their customers, the Banks have entered into an interbank branching agreements, whereby each of the Banks may act as a branch of the other three banks.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE
I.  (A)       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    (B)       INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a tax equivalent basis) or paid on such amounts, and the average interest rates earned or paid thereon for each of the years ended December 31,:

                                    1997                            1996                            1995
                            ------------------------- ------------------------------- --------------------------------
                             Average          Yield/      Average             Yield/     Average              Yield/
ASSETS                       Balance Interest  Rate       Balance   Interest   Rate      Balance    Interest    Rate
------                       ------- --------  ----       -------   --------   ----      -------    --------    ----
                                                     (dollars in thousands)
   Loans--all domestic      $689,166 $65,478   9.50%     $510,434   $49,478    9.69%     $382,644    $37,654   9.84%
   Securities
     Taxable                 115,046   7,922   6.89       100,945     6,710    6.65        93,064      5,919   6.36
     Tax-exempt               52,139   4,423   8.48        39,393     3,433    8.72        31,516      2,914   9.25
   Other investments          13,145     999   7.60        13,946       971    6.96         6,153        421   6.84
                            -------- -------             --------   -------              --------    -------
       Interest earning      869,496  78,822   9.07       664,718    60,592    9.12       513,377     46,908   9.14
        assets              --------                     --------                                              ----

   Cash and due from
     banks                    26,251                       21,573                          16,091
   Other assets, net          41,395                       21,038                          14,115
                            --------                     --------                        --------
       Total assets         $937,142                     $707,329                        $543,583
                            ========                     ========                        ========

LIABILITIES
   Savings and NOW          $331,959   8,480   2.55      $250,977     6,116    2.44      $217,721      5,515   2.53
   Time deposits             263,046  14,134   5.37       187,117    10,022    5.36       141,292      6,955   4.92
   Long-term debt              8,245     602   7.30         4,875       335    6.87
   Other borrowings          187,519  11,559   6.16       144,703     8,340    5.76        89,048      5,430   6.10
                            -------- -------             --------   -------              --------    -------

      Interest bearing
        liabilities          790,769  34,775   4.40       587,672    24,813    4.22       448,061     17,900   4.00
                                     -------                        -------                          -------

   Demand deposits            81,191                       61,161                          46,539
   Other liabilities           9,444                        8,597                           5,296
   Shareholders' equity       55,738                       49,899                          43,687
                            --------                     --------                        --------

     Total liabilities and
       shareholders'
       equity               $937,142                     $707,329                        $543,583
                            ========                     ========                        ========

     Net interest income             $44,047                        $35,779                          $29,008
                                     =======                        =======                          =======

     Net interest income as
       a percent of
       earning assets                          5.07%                           5.38%                           5.65%
                                               ====                            ====                            ====


(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on loans does not include additional interest of approximately $252,000, $183,000 and $199,000 for 1997, 1996 and 1995, respectively, which would have been accrued based on the original terms of such non-performing loans compared with the interest that was actually recorded. Interest income on loans includes net origination fees of $4,001,000 in 1997, $3,331,000 in 1996 and $2,702,000 in 1995.

(2) Interest on tax-exempt securities has been adjusted to reflect preferential taxation. The adjustment assumes a marginal tax rate of 35% in 1997 and 34% in 1996 and 1995. For purposes of this analysis, tax-exempt loans are included in tax-exempt securities.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE (Continued)
I. (C)        INTEREST RATES AND DIFFERENTIAL

     The following table summarizes the changes in interest income (on a tax equivalent basis) and interest expense resulting from changes in volume and changes in rates:


                                                  1997 Compared to 1996                1996 Compared to 1995
                                            ----------------------------------   ----------------------------------
                                                  Volume       Rate        Net       Volume      Rate       Net
                                                  ------       ----        ---       ------      ----       ---
                                                                        (in thousands)
Increase (decrease) in interest income (1)
   Loans--all domestic                          $ 17,000    $ (1,000)   $ 16,000   $ 12,395   $   (571)   $ 11,824
   Taxable securities                                964         248       1,212        516        275         791
   Tax-exempt securities (2)                       1,083         (93)        990        695       (176)        519
   Other investments                                 (58)         86          28        542          8         550
                                                --------    --------    --------   --------   --------    --------
       Total interest income                      18,989        (759)     18,230     14,148       (464)     13,684
                                                --------    --------    --------   --------   --------    --------


Increase (decrease) in interest expense (1)
   Savings and NOW                                 2,056         308       2,364        817       (216)        601
   Time deposits                                   4,080          32       4,112      2,412        655       3,067
   Long-term debt                                    245          22         267        335                    335
   Other borrowings                                2,607         612       3,219      3,223       (313)      2,910
                                                --------    --------    --------   --------   --------    --------
       Total interest expense                      8,988         974       9,962      6,787        126       6,913
                                                --------    --------    --------   --------   --------    --------
         Net interest income                    $ 10,001    $ (1,733)   $  8,268   $  7,361   $   (590)   $  6,771
                                                ========    ========    ========   ========   ========    ========


(1) The change in interest due to both volume and rate has been allocated to volume or rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest on tax-exempt securities has been adjusted to reflect preferential taxation. The adjustment assumes a marginal tax rate of 35% in 1997 and 34% in 1996 and 1995.

II.           INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:

                                            1997          1996       1995
                                          ---------     --------   --------
                                                   (in thousands)
Held to maturity
   U.S. Government  agencies               $    997     $  1,484    $ 2,559
   States and political subdivisions         18,353       21,192     20,142
   Mortgage-backed securities                 2,785        3,688      4,487
   Other securities                             390          390        718
                                           --------     --------    -------
       Total                               $ 22,525     $ 26,754    $27,906
                                           ========     ========    =======

Available for sale
   U.S. Treasury                           $  7,105     $ 27,722    $23,272
   U.S. Government agencies                  15,492       21,159      6,623
   States and political subdivisions         26,849       21,854      9,290
   Mortgage-backed securities                53,147       57,528     37,722
   Other securities                           8,176        8,589     10,646
                                           --------     --------    -------
       Total                               $110,769     $136,852    $87,553
                                           ========     ========    =======


ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
II.           INVESTMENT PORTFOLIO  (Continued)

     (B) The following table sets forth contractual maturities of securities at December 31, 1997 and the weighted average yield of such securities:


                                                              Maturing               Maturing
                                        Maturing              After One             After Five              Maturing
                                         Within              But Within             But Within               After
                                        One Year             Five Years             Ten Years              Ten Years
                                   -------------------    ------------------    -------------------    -------------------
                                     Amount      Yield     Amount    Yield       Amount     Yield        Amount    Yield
                                     ------      -----     ------    -----       ------     -----        ------    -----
                                                                     (dollars in thousands)
Held  to maturity
   U.S. Government agencies                                                                              $   997    7.53%
   States and political
      subdivisions                    $1,466    8.63%      $12,139   9.45%         $3,811    9.57%           937    9.09
   Mortgage-backed securities --
      guaranteed or issued by
      U.S. Government agencies           469    7.29         1,886   7.45             430    8.83
   Other securities                      200    5.45           190   6.50
                                      ------               -------                 ------                 ------
       Total                          $2,135    7.95%      $14,215   9.01%         $4,241    9.35%        $1,934    8.20%
                                      ======               =======                 ======                 ======

Tax equivalent adjustment
  for calculations of yield              $44                  $402                   $128                    $30
                                         ===                  ====                   ====                    ===

Available for sale
   U.S. Treasury                                           $ 7,105   6.27%
   U.S. Government agencies                                  1,000   6.00         $14,492    6.59%
   States and political
      subdivisions                    $1,433    8.20%        7,044   9.40          10,008    8.66        $ 8,364    8.26%
   Mortgage backed securities
        Guaranteed or issued by U.S.
        Government agencies            1,944    7.57        34,765   7.17           2,717    6.90          8,337    7.18
      Other mortgage-backed
        securities                       722    7.61         4,662   6.75
   Other securities                                          5,201   6.68                                 2,975    6.88
                                      ------               -------                -------                -------
       Total                          $4,099    7.75%      $59,777   7.21%        $27,217    7.33%       $19,676    7.54%
                                      ======               =======                =======                =======

Tax equivalent adjustment
  for calculations of yield              $41                  $232                   $303                   $242
                                         ===                  ====                   ====                   ====


The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a tax equivalent basis assuming a marginal tax rate of 35% in 1997 and 34% in 1996 and 1995. The amount of the adjustment is as follows:

                                   Tax-Exempt                    Rate on Tax
Held to maturity                      Rate        Adjustment   Equivalent Basis
-----------------                 -----------     ----------   ----------------
   Under 1 year                       5.61%         3.02%           8.63%
   1-5 years                          6.14          3.31            9.45
   5-10 years                         6.22          3.35            9.57
   After 10 years                     5.91          3.18            9.09


Available for sale
   Under 1 year                       5.33%         2.87%           8.20%
   1-5 years                          6.11          3.29            9.40
   5-10 years                         5.63          3.03            8.66
   After 10 years                     5.37          2.89            8.26


ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.          LOAN PORTFOLIO

     (A) The following table sets forth loans outstanding at December 31:

                                                 1997       1996        1995       1994       1993
                                                 ----       ----        ----       ----       ----
                                                                  (in thousands)
Loans held for sale                            $ 21,754   $ 11,583   $ 16,047   $  5,933   $  6,376
Real estate mortgage                            416,689    331,150    225,900    166,794    136,579
Commercial and agricultural                     199,098    164,304    108,879    103,984     91,655
Installment                                     128,391    114,250     83,265     65,947     54,033
                                               --------   --------   --------   --------   --------
    Total Loans                                $765,932   $621,287   $434,091   $342,658   $288,643
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

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 1997:

                                                                                Due
                                                                Due          After One         Due
                                                               Within       But Within        After
                                                              One Year      Five Years     Five Years      Total
                                                              --------      ----------     ----------      -----
                                                                                (in thousands)

Real estate mortgage                                          $ 13,977       $ 27,932       $ 37,109     $ 79,018
Commercial and agricultural                                     95,574         88,305         15,219      199,098
                                                              --------       --------       --------     --------
    Total                                                     $109,551       $116,237       $ 52,328     $278,116
                                                              ========       ========       ========     ========


 The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 1997:


                                                     Fixed         Variable
                                                      Rate           Rate        Total
                                                    --------       --------      ------
                                                              (in thousands)
Due after one but within five years                 $ 96,758       $19,479       $116,237
Due after five years                                  37,855        14,473         52,328
                                                    --------       -------       --------
    Total                                           $134,613       $33,952       $168,565
                                                    ========       =======       ========

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.          LOAN PORTFOLIO  (Continued)

     (C) The following table sets forth non-performing loans at December 31:


                                                1997      1996        1995         1994        1993
                                                ----      ----        ----         ----        ----
                                                                  (in thousands)
(a)  Loans accounted for on a
        non-accrual basis (1, 2)                $3,298    $1,711      $1,886       $2,052      $1,707

(b)     Aggregate amount of loans
         ninety days or more past due
        (excludes loans in (a) above)            1,904     1,994         427          254         408

(c)     Loans not included above which
         are "troubled debt restructurings"
         as defined in Statement of Financial
         Accounting Standards No. 15 (2)           184       197         247          528       1,098
                                                ------    ------      ------       ------      ------

            Total non-performing loans          $5,386    $3,902      $2,560       $2,834      $3,213
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

(2) Interest in the amount of $442,000 would have been earned in 1997 had loans in categories (a) and (c) remained at their original terms, however, only $190,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $1,000,000 at December 31, 1997. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 1997, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest bearing assets at December 31, 1997, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1997.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                               1997       1996          1995         1994         1993
                                               ----       ----          ----         ----         ----
                                                               (dollars in thousands)
Loans outstanding at the end of
  the year (net of unearned fees)             $765,932   $621,287      $434,091     $342,658     $288,643
                                              ========   ========      ========     ========     ========

Average loans outstanding for
  the year (net of unearned fees)             $689,166   $510,434      $382,644     $294,968     $259,334
                                              ========   ========      ========     ========     ========

Balance of allowance for loan losses
  at beginning of year                          $6,960     $5,243        $5,054       $5,053       $4,023
                                                ------     ------        ------       ------       ------
Loans charged-off
  Real estate                                       78         24            24           14           38
  Commercial and agricultural                      262         66           113          311          306
  Installment                                    1,285      1,046           575          546          370
                                                 -----     ------        ------       ------       ------
    Total loans charged-off                      1,625      1,136           712          871          714
                                                 -----     ------        ------       ------       ------
Recoveries of loans previously
  charged-off
  Real estate                                        1          8            28            6           11
  Commercial and agricultural                      149        138           115          151          156
  Installment                                      435        294           122          242          164
                                                   ---     ------        ------          ---       ------
    Total recoveries                               585        440           265          399          331
                                                   ---     ------        ------          ---       ------
    Net loans charged-off                        1,040        696           447          472          383
Additions to allowance charged to
  operating expense                              1,750      1,233           636          473          657
Allowance on loans acquired                                 1,180                                     756
                                                ------     ------        ------       ------       ------
Balance at end of year                          $7,670     $6,960        $5,243       $5,054       $5,053
                                                ======     ======        ======       ======       ======

Net loans charged-off as a percent of
  average loans outstanding for the year         0.15%      0.14%         0.12%        0.16%        0.15%

Allowance for loan losses as a
  percent of loans outstanding at
  the end of the year                            1.00       1.12          1.21         1.48         1.75




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

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

     (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

                                         1997                             1996                             1995
                                         ----                             ----                             ----
                                              Percent                          Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------     -------------- -------------
                                                                (dollars in thousands)
Commercial and
  agricultural                   $2,200         26.4%             $2,176        26.4%             $1,612         25.8%
Real estate
  mortgage                          322         56.8                 257        55.2                 162         55.0
Installment                         892         16.8                 834        18.4                 597         19.2
Unallocated                       4,256                            3,693                           2,872
                                 ------        -----              ------       -----              ------        -----
    Total                        $7,670        100.0%             $6,960       100.0%             $5,243        100.0%
                                 ======        =====              ======       =====              ======        =====


                                        1994                             1993
                                        ----                             ----
                                              Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------
                                               (dollars in thousands)
Commercial and
  agricultural                   $1,655         30.3%             $2,222         31.8%
Real estate
  mortgage                          177          50.4                270         49.5
Installment                         474          19.3                464         18.7
Unallocated                       2,748                            2,097
                                  -----         -----             ------        -----
    Total                        $5,054         100.0%            $5,053        100.0%
                                 ======         =====             ======        =====

V.            DEPOSITS

     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

                                         1997                             1996                             1995
                                         ----                             ----                             ----
                                Average                          Average                           Average
                                Balance        Rate              Balance        Rate               Balance        Rate
                                -------        ----              -------        ----               -------        ----
                                                                 (dollars in thousands)
Non-interest bearing demand     $ 81,191                         $ 61,161                         $ 46,539
Savings and NOW                  331,959        2.55%             250,977       2.44%              217,721       2.53%
Time deposits                    263,046        5.37              187,117       5.36               141,292       4.92
                                --------                         --------                         --------
    Total                       $676,196        3.34%            $499,255       3.23%             $405,552       3.08%
                                ========                         ========                         ========


     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1997:


                                                                (in thousands)
                  Three months or less                              $24,375
                  Over three through six months                       5,267
                  Over six months through one year                   14,026
                  Over one year                                       8,937
                                                                    -------
                  Total                                             $52,605
                                                                    =======

VI.           RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:


                                                       1997       1996      1995       1994       1993
                                                       ----       ----      ----       ----       ----
Net income as a percent of
   Average common equity                               16.01%    15.74%     15.59%    15.22%     15.21%
   Average total assets                                 0.95      1.11       1.25      1.25       1.33

Dividends declared per share as a
  percent of net income per share                      36.79     36.76      37.20     34.78      25.58

Average shareholders' equity as a percent
  of average total assets                               5.95      7.05       8.04      8.22       8.72

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

ITEM 2.       PROPERTIES

The Registrant and the Banks operate a total of 69 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

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

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) as of December 31, 1997.

                                                                First elected
                                                              as an officer of
Name (Age)                     Position with Registrant        the registrant
----------                     ------------------------        --------------
Charles C. Van Loan (50)       President, Chief Executive      December, 1984
                               Officer and Director

William R. Kohls (40)          Executive Vice President and       May, 1985
                               Chief Financial Officer


Jeffrey A. Bratsburg (54)      President and Chief Executive        1985
                               Officer - Independent Bank
                               West Michigan

Edward B. Swanson (44)         President and Chief Executive        1989
                               Officer - Independent Bank
                               South Michigan

Michael M. Magee, Jr. (42)     President and Chief Executive        1993
                               Officer - Independent Bank

Ronald L. Long (38)            President and Chief Executive        1993
                               Officer - Independent Bank
                               East Michigan

Prior to being named President and Chief Executive Officer in 1993, Mr. Magee was Executive Vice President of Independent Bank.

Prior to being named President and Chief Executive Officer in 1993, Mr. Long was Vice President and Controller of the Registrant.

The President and Chief Executive Officer of each of the Registrant's subsidiary banks serve as members of various committees of the Registrant.

PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The information set forth under the caption "Quarterly Summary " on Page A-32 of the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-12 of the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-10 of the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7a.      Quantitative and Qualitative Disclosures About Market Risk.

Asset/liability management. As a financial intermediary, the Registrant must manage interest rate risk created by differences in the pricing characteristics of the Banks' assets and funding sources. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed rate loans also entail interest rate risk.

The asset/liability management efforts of the Registrant and the Banks are intended to identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with Management's mission to maintain profitable financial leverage within established risk parameters. Management employs simulation analyses to monitor the Banks' risk profiles and assess potential changes in the Banks' net interest income and market value of portfolio equity that may result from changes in interest rates. Such analyses further incorporate assumptions relating to changes in the prepayment rates of certain assets and liabilities. The magnitude of changes in net interest income and the market value of portfolio equity under various levels of parallel market interest rate changes is monitored by the asset/liability committees of the Registrant and the Banks. During the year ended December 31, 1997, the changes in net interest income and the market value of portfolio equity associated with such changes in interest rates were within the policy limits established by the Banks.

Derivative financial instruments may be employed to reduce the cost of alternate funding sources while managing the Banks' exposure to changes in interest rates. Interest rate caps, with a notional amount of $28,000,000, establish a maximum cost of 6.97% on the associated short-term and variable rate borrowings, while allowing borrowing costs to decline if market rates decrease. Interest rate collars, with a notional amount of $10,000,000, establish a maximum cost of 6.42% and a minimum rate of 5.71% on the associated short-term and variable rate borrowings.

Management's evaluation of various opportunities and alternate balance sheet strategies carefully consider the likely impact on the Banks' risk profile as well as the anticipated contribution to earnings. The marginal cost of alternate funds is a principal consideration in the implementation of the Banks' balance sheet management strategies, but such evaluations further consider interest rate and liquidity risk as well as other relevant factors.

PART II.

Management has determined that the retention of 15- and 30-year fixed rate mortgages is generally inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Generally, adjustable-rate and balloon real estate mortgage loans may be profitable funded within established risk parameters and retention of such loans has been a principal focus of the Banks' balance sheet management strategies. The following table sets forth pricing characteristics of financial instruments at December 31, 1997.



                                                         YEARS                                                   FAIR
                                       1          2          3        4           5         5+       TOTAL       VALUE     YIELD
                                 --------------------------------------------------------------------------------------------------
ASSETS(1,2)                                                         (dollars in thousands
      Loans and loans held
      for sale                   $397,809   $ 94,224    $82,741    $69,101    $26,313  $ 95,744     $765,932   $775,400     8.94%
      Taxable securities           26,785     19,289     10,082      7,248      1,246    35,931      100,581    100,600     6.90
      Tax-exempt securities         2,338      6,382      6,068      2,638      2,259    25,517       45,202     46,000     8.67
                                 --------   --------    -------    -------    -------  --------     --------
        Interest earning assets   426,932    119,895     98,891     78,987     29,818   157,192      911,715
                                 --------   --------    -------    -------    -------  --------

        Non-interest earning
           assets                                                                                     72,102
                                                                                                    --------
           Total assets                                                                             $983,817
                                                                                                    ========
LIABILITIES AND SHARHOLDERS' EQUITY

      Demand, savings and
        NOW(3)                    143,244     32,890     32,448     32,070     32,004   155,484     $428,140   $428,100     2.03%
      Time deposits               176,794     58,117     18,430      8,519      5,001     5,479      272,340    274,000     5.47
      Other borrowings            158,231     26,059     10,895                          17,250      212,435    214,400     6.17
                                 --------   --------    -------    -------    -------  --------     --------
        Total deposits and other
           borrowings             478,269    117,066     61,773     40,589     37,005   178,213      912,915
                                 --------   --------    -------    -------    -------  --------
        Shareholders' equity and
           other liabilities                                                                          70,902
         Total liabilities and                                                                      --------
           shareholders' equity                                                                     $983,817
                                                                                                    ========
      Caps and collars            (38,000)    24,000      6,000      6,000      2,000

RATE SENSITIVITY GAP AND RATIOS

      Gap for period             $(13,337)  $(21,171)   $31,118    $32,398    $(9,187) $(21,021)
                                 ========   ========    =======    =======    =======  ========
      Cumulative gap             $(13,337)  $(34,508)   $(3,390)   $29,008    $19,821  $ (1,200)
                                 ========   ========    =======    =======    =======  ========
      Ratio of rate-sensitive
        assets to rate-sensitive
        liabilities for period       97.0%      85.0%     145.9%     169.5%      76.0%     88.2%
      Cumulative ratio of rate-
        sensitive assets to rate-
        sensitive liabilities        97.0       94.1       99.5      104.2      106.0      99.9


(1) The information presented is a static analysis that does not consider potential changes in pricing characteristics given changes in interest rates and other influences that are beyond the control of the Registrant. As a result, certain assets and liabilities may mature or reprice in other periods or at different volumes.
(2) The analysis incorporates Management's assumptions for prepayments on installment and real estate mortgage loans as well as mortgage-backed securities.
(3) Non-maturity deposit repricing assumptions consider the estimated life of the account along with Management's ability to set interest rates.

PART II.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the independent auditor's report are set forth on pages A-13 through A-31 of the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.


                    Consolidated Statements of Financial Condition at
                      December 31, 1997 and 1996

                    Consolidated Statements of Operations for the years ended
                      December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 1997, 1996 and 1995

                    Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

                    Independent Auditor's Report

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-32 of the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None



PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to Directors of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

PART III.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 1997" and "Aggregated Stock Option Exercises in 1997 and Year End Option Values" on pages 8 through 9 of the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 6 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 1, 2 and 8, respectively, of the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 5 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 10 of the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)     1.    Financial Statements
              All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

        2.    Financial Statement Schedules
              Not applicable

        3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)           Reports on Form 8-K
              No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 17, 1998.

INDEPENDENT BANK CORPORATION


  s/Charles C. Van Loan     Charles C. Van Loan, President and Chief Executive
  --------------------------   Officer (Principal Executive Officer)

    s/William R. Kohls      William R. Kohls, Executive Vice President and
 --------------------------   Chief Financial Officer (Principal Financial
                              Officer)

    s/James J. Twarozynski  James J. Twarozynski, Vice President and Controller
 --------------------------   (Principal Accounting Officer)


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


Keith E. Bazaire, Director              s/Keith E. Bazaire
                                        ----------------------

Terry L. Haske, Director                s/Terry L. Haske
                                        ----------------------

Thomas F. Kohn, Director                s/Thomas F. Kohn
                                        ----------------------

Robert J. Leppink, Director             s/Robert J. Leppink
                                        ----------------------

Charles A. Palmer, Director             s/Charles A. Palmer
                                        ----------------------

Charles C. Van Loan, Director           s/Charles C. Van Loan
                                        ----------------------

Arch V. Wright, Jr., Director           s/Arch V. Wright, Jr.
                                        ----------------------

                                  EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

13 Appendix to the Registrant's definitive proxy statement, dated March 13, 1998, relating to the April 21, 1998 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21     List of Subsidiaries.

23     Consent of Independent Accountants

24     Power of Attorney (Included on page 22).

27     Financial Data Schedule

EXHIBITS INCORPORATED BY REFERENCE

3.1 Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Registrant's report on Form 10-Q for the quarter ended June 30, 1994).

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to the Registrant's report on Form 10-Q for the quarter ended June 30,
1994).

4     Automatic Dividend Reinvestment and Stock Purchase Plan, as amended
(incorporated herein by reference to the Registrant's Form S-3 Registration Statement dated June 13, 1994, filed under Registration No. 33-80088).

4.1 Form of Indenture, dated as of December 17, 1996 (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507) .

4.2 Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1), (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33- 14507).

4.3 Certificate of Trust of IBC Capital Finance (incorporated herein by reference to the Registrant's Form S- 2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

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

4.6 Form of Preferred Security Certificate of IBC Capital Finance (included as an exhibit to Exhibit 4.5.), (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

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

EXHIBIT INDEX (Continued)

10.1 Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to the Registrant's report on Form 10-K for the year ended December 31, 1984).

10.2 The form of Indemnity Agreement approved by the Registrant's shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to the Registrant's report on Form 10-K for the year ended December 31, 1988).

10.3 Incentive Share Grant Plan, as amended, approved by the Registrant's shareholders at its April 21, 1992 Annual Meeting (incorporated herein by reference to Exhibit 10 to the Registrant's report on Form 10-K for the year ended December 31, 1992).

10.4 Non-Employee Director Stock Option Plan, as amended, approved by the Registrant's shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).

10.5 Employee Stock Option Plan, as amended, approved by the Registrant's shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32267).

10.6  Agreement and Plan of Reorganization among the Registrant, IBC
      Interim Co., and North Bank Corporation, dated February 2, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed June 16, 1996).

10.7 Agreement to Purchase Assets and Assume Liabilities By and Between the Registrant and First of America Bank--Michigan, National Association, dated September 18, 1996 (incorporated herein by reference to the Registrant's Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33- 14507).