Form 10-Q
period 1998-03-31
INDEPENDENT BANK CORP /MI/
filed 1998-05-13
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission file number   0-7818
                         -------

                          INDEPENDENT BANK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Michigan                                              38-2032782
-------------------------------------------------------------------------------
  (State or jurisdiction of                     (I.R.S. Employer Identification
   Incorporation or Organization)                Number)


            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
-------------------------------------------------------------------------------
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES X    NO
                                                     ---     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 13, 1998
----------------------------------------   -------------------------------------
  Common stock, par value $1                                4,675,728

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                     Page
                                                                                   Number(s)
                                                                                   ---------
PART I - Financial Information
         --------------------
Item 1.           Consolidated Statements of Financial Condition
                    March 31, 1998 and December 31, 1997                                2

                  Consolidated Statements of Operations
                    Three-month periods ended March 31, 1998 and 1997                   3

                  Consolidated Statements of Cash Flows
                    Three-month periods ended March 31, 1998 and 1997                   4

                  Consolidated Statements of Shareholders' Equity
                    Three-month periods ended March 31, 1998 and 1997                   5

                  Notes to Interim Consolidated Financial Statements
                    Three-month periods ended March 31, 1998 and 1997                   6-7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 8-16

Item 3.           Quantitative and Qualitative Disclosures
                    About Market Risk                                                   16

PART II -         Other Information

Item 6.           Exhibits & Reports on Form 8-K                                        17


                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition



                                                                              March 31,       December 31,
                                                                                1998              1997
                                                                            ---------------  ----------------
Assets                                                                        (unaudited)
                                                                            ---------------  ----------------
Cash and due from banks                                                     $   30,845,000   $   30,371,000
Securities available for sale                                                  101,726,000      110,769,000
Securities held to maturity (Fair value of $22,105,000 at March
  31,1998; $23,354,000 at December 31, 1997 )                                   21,308,000       22,525,000
Federal Home Loan Bank stock, at cost                                           12,589,000       12,489,000
Loans held for sale                                                             43,154,000       21,754,000
Loans
  Commercial and agricultural                                                  209,475,000      199,098,000
  Real estate mortgage                                                         401,539,000      416,689,000
  Installment                                                                  130,001,000      128,391,000
                                                                            --------------   --------------
                                                               Total Loans     741,015,000      744,178,000
  Allowance for loan losses                                                     (7,975,000)      (7,670,000)
                                                                            --------------   --------------
                                                                 Net Loans     733,040,000      736,508,000
Property and equipment, net                                                     21,866,000       21,067,000
Accrued income and other assets                                                 28,607,000       28,334,000
                                                                            --------------   --------------
                                                              Total Assets  $  993,135,000   $  983,817,000
                                                                            ==============   ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                      $   81,602,000   $   88,546,000
  Savings and NOW                                                              353,121,000      339,594,000
  Time                                                                         276,041,000      272,340,000
                                                                            --------------   --------------
                                                            Total Deposits     710,764,000      700,480,000
Federal funds purchased                                                         25,900,000       28,000,000
Other borrowings                                                               164,414,000      167,185,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                    17,250,000       17,250,000
Accrued expenses and other liabilities                                          12,693,000       11,386,000
                                                                            --------------   --------------
                                                         Total Liabilities     931,021,000      924,301,000
                                                                            --------------   --------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  4,625,103 shares at March 31, 1998
    and 4,586,733 shares at December 31, 1997                                    4,625,000        4,587,000
  Capital surplus                                                               31,102,000       30,011,000
  Retained earnings                                                             24,774,000       23,243,000
  Accumulated other comprehensive income                                         1,613,000        1,675,000
                                                                            --------------   --------------
                                                Total Shareholders' Equity      62,114,000       59,516,000
                                                                            --------------   --------------
                                Total Liabilities and Shareholders' Equity  $  993,135,000   $  983,817,000
                                                                            ==============   ==============



See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations




                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1998           1997
                                                                                  -------------- --------------
                                                                                          (unaudited)
                                                                                  -----------------------------
Interest Income
  Interest and fees on loans                                                       $18,383,000    $14,763,000
  Securities
    Taxable                                                                          1,479,000      2,162,000
    Tax-exempt                                                                         609,000        643,000
  Other investments                                                                    247,000        278,000
                                                                                   -----------    -----------
                                                           Total Interest Income    20,718,000     17,846,000
                                                                                   -----------    -----------
Interest Expense
  Deposits                                                                           5,839,000      5,554,000
  Other borrowings                                                                   3,119,000      2,415,000
                                                                                   -----------    -----------
                                                          Total Interest Expense     8,958,000      7,969,000
                                                                                   -----------    -----------
                                                             Net Interest Income    11,760,000      9,877,000
Provision for loan losses                                                              633,000        321,000
                                                                                   -----------    -----------
                             Net Interest Income After Provision for Loan Losses    11,127,000      9,556,000
                                                                                   -----------    -----------
Non-interest Income
  Service charges on deposit accounts                                                  823,000        674,000
  Net gains on asset sales
    Real estate mortgage loans                                                         907,000        428,000
    Securities                                                                         137,000         78,000
  Other income                                                                         761,000        556,000
                                                                                   -----------    -----------
                                                       Total Non-interest Income     2,628,000      1,736,000
                                                                                   -----------    -----------
Non-interest Expense
  Salaries and employee benefits                                                     5,911,000      4,661,000
  Occupancy, net                                                                       699,000        674,000
  Furniture and fixtures                                                               579,000        489,000
  Other expenses                                                                     3,142,000      2,464,000
                                                                                   -----------    -----------
                                                      Total Non-interest Expense    10,331,000      8,288,000
                                                                                   -----------    -----------
                                                Income Before Federal Income Tax     3,424,000      3,004,000
Federal income tax expense                                                             991,000        870,000
                                                                                   -----------    -----------
                                                                      Net Income   $ 2,433,000    $ 2,134,000
                                                                                   ===========    ===========

Net income per common share
  Basic                                                                            $       .53    $       .47
  Diluted                                                                                  .52            .46
Dividends Per Common Share
  Declared                                                                         $      .195    $      .176
  Paid                                                                                    .185           .164



   See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                                    Three months ended
                                                                                         March 31,
                                                                                   1998            1997
                                                                              --------------- ---------------
                                                                                       (unaudited)
                                                                              -------------------------------
Net Income                                                                     $   2,433,000   $   2,134,000
                                                                               -------------   -------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                    58,421,000      20,519,000
    Disbursements for loans held for sale                                        (78,914,000)    (18,466,000)
    Provision for loan losses                                                        633,000         321,000
    Deferred loan fees                                                                70,000          78,000
    Amortization of intangible assets                                                379,000         363,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                              664,000         713,000
    Net gains on sales of real estate mortgage loans                                (907,000)       (428,000)
    Net gains on sales of securities                                                (137,000)        (78,000)
    Increase in accrued income and other assets                                     (652,000)       (376,000)
    Increase in accrued expenses and other liabilities                             2,187,000         756,000
                                                                               -------------   -------------
                                                           Total Adjustments     (18,256,000)      3,402,000
                                                                               -------------   -------------
                                          Net Cash from Operating Activities     (15,823,000)      5,536,000
                                                                               -------------   -------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                          4,366,000      10,908,000
  Proceeds from the maturity of securities available for sale                      3,027,000       2,502,000
  Proceeds from the maturity of securities held to maturity                        1,034,000         294,000
  Principal payments received on securities available for sale                     3,341,000       2,423,000
  Principal payments received on securities held to maturity                         621,000         170,000
  Purchases of securities available for sale                                      (2,232,000)    (35,363,000)
  Portfolio loans purchased                                                                       (9,962,000)
  Principal payments on portfolio loans purchased                                  4,830,000         473,000
  Portfolio loans made to customers, net of principle payments received           (2,065,000)    (19,101,000)
  Capital expenditures                                                            (1,417,000)     (1,579,000)
                                                                               -------------   -------------
                                          Net Cash from Investing Activities      11,505,000     (49,235,000)
                                                                               -------------   -------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                       10,284,000      (1,612,000)
  Net increase (decrease) in short-term borrowings                                (4,371,000)     34,045,000
  Proceeds from Federal Home Loan Bank advances                                   11,000,000       1,000,000
  Payments of Federal Home Loan Bank advances                                    (11,000,000)    (10,000,000)
  Retirement of long-term debt                                                      (500,000)       (500,000)
  Dividends paid                                                                    (848,000)       (743,000)
  Proceeds from issuance of common stock                                             227,000         182,000
                                                                               -------------   -------------
                                          Net Cash from Financing Activities       4,792,000      22,372,000
                                                                               -------------   -------------
                        Net Increase (Decrease) in Cash and Cash Equivalents         474,000     (21,327,000)
Cash and Cash Equivalents at Beginning of Period                                  30,371,000      50,631,000
                                                                               -------------   -------------
                                  Cash and Cash Equivalents at End of Period   $  30,845,000   $  29,304,000
                                                                               =============   =============

Cash paid during the period for
  Interest                                                                     $   8,932,000   $   8,357,000
  Income taxes                                                                       200,000         113,000
Transfer of loans to other real estate                                               399,000         167,000

See notes to interim consolidated financial statements

                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity



                                                                                   Three months ended
                                                                                        March 31,
                                                                                  1998            1997
                                                                              --------------  -------------
                                                                                       (unaudited)
                                                                                ---------------------------
Balance at beginning of period                                                $  59,516,000    $ 51,836,000
  Net income                                                                      2,433,000       2,134,000
  Cash dividends declared                                                          (902,000)       (801,000)
  Issuance of common stock                                                        1,129,000         813,000
  Net change in unrealized gain on securities
    available for sale, net of related tax effect (note 4)                          (62,000)       (851,000)
                                                                              -------------    ------------
Balance at end of period                                                      $  62,114,000    $ 53,131,000
                                                                              =============    ============


See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 1998 and December 31, 1997, and the results of operations for the three-month periods ended March 31, 1998 and 1997.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $5,579,000 at March 31, 1998, and $5,386,000 at December 31, 1997. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. The Registrant adopted Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income", (SFAS #130) effective January 1, 1998. SFAS #130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains and losses on securities available for sale. Prior period amounts have been reclassified in the financial statements.

       Comprehensive income for the three-month periods ending March 31 follows:



                                                                             1998          1997
                                                                         ------------- -------------
                                                                                 (unaudited)
                                                                           -------------------------
      Net income                                                          $ 2,433,000   $ 2,134,000
      Net change in unrealized gain on securities available
         for sale, net of related tax effect                                  (62,000)     (851,000)
                                                                          ------------  ------------
           Comprehensive income                                           $ 2,371,000   $ 1,283,000
                                                                          ============  ============

5. The Registrant adopted Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS #131) effective January 1, 1998. SFAS #131 establishes standards for the way that public entities report information about operating segments in financial statements. The adoption of this statement did not have a material impact on the Registrant's reporting disclosures.

6. A reconciliation of basic and diluted earnings per share for the three-month periods ending, March 31 follows:

                                                                             1998          1997
                                                                         ------------- -------------
                                                                                (unaudited)
                                                                         ---------------------------
      Basic earnings per share
         Net income                                                       $ 2,433,000   $ 2,134,000
                                                                          ===========   ===========
         Shares outstanding                                                 4,612,000     4,542,000
                                                                          ===========   ===========
         Per share amount                                                 $       .53   $       .47
                                                                          ===========   ===========

       Diluted earnings per share
         Net income                                                       $ 2,433,000   $ 2,134,000
                                                                          ===========   ===========
         Shares outstanding                                                 4,612,000     4,542,000
         Effect of dilutive securities - stock options                         60,000        54,000
                                                                          -----------   -----------
                                                                            4,672,000     4,596,000
                                                                          ===========   ===========
         Per share amount                                                 $       .52   $       .46
                                                                          ===========   ===========



                                   (unaudited)

7. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 1997 Annual Report on Form 10-K.


                               FINANCIAL CONDITION

SUMMARY Assets totaled $993.1 million at March 31, 1998. The $9.3 million increase from $983.8 million at December 31, 1997, was the result of a $21.4 million increase in loans held for sale. (See "Non-interest income.") Proceeds from the sale or maturity of securities available for sale as well as an increase in total deposits funded the increase in loans held for sale. Loans, excluding loans held for sale ("Portfolio Loans"), were largely unchanged from December 31, 1997, as an increase in commercial and agricultural loans largely offset a decline in real estate mortgage loans. (See "Asset/liability management.")

Total deposits increased by $10.3 million to $710.8 million at March 31, 1998, from $700.5 million at December 31, 1997. During that three-month period, federal funds purchased and other borrowings declined by $2.1 million and $2.8 million, respectively. The increase in total deposits reflects an increase in savings and NOW accounts. (See "Deposits and borrowings.")


SECURITIES The Banks maintain diversified securities portfolios that include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate notes and mortgage-backed securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. (See "Asset/liability management.")

   SECURITIES

                                                               Unrealized
                                                       ----------------------------
                                      Amortized                                            Fair
                                         Cost             Gains           Losses           Value
                                     --------------   --------------   -------------   -------------
                                                             (in thousands)
   Securities available for sale
     March 31, 1998                    $ 99,282           $2,559            $115        $101,726
     December 31, 1997                  108,231            2,775             237         110,769

   Securities held to maturity
     March 31, 1998                    $ 21,308           $  807            $ 10        $ 22,105
     December 31, 1997                   22,525              838               9          23,354


The sale of securities available for sale is dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. As a result of such ongoing evaluations, the Banks sold securities with an aggregate market value of approximately $4.4 million during the three-month period ended March 31, 1998, compared to $10.9 million during the comparable period in 1997. The Banks realized net gains on the sale of such securities totaling $137,000 and $78,000 during the three months ended March 31, 1998 and 1997, respectively.

SALES OF SECURITIES AVAILABLE FOR SALE
                                                   Three months ended
                                                         March 31,
                                                   1998           1997
                                            ---------------  ----------------

                 Proceeds                       $4,366,000      $10,908,000
                                                ==========      ===========

                 Gross gains                    $  137,000      $    87,000
                 Gross losses                                        (9,000)
                                                ==========      ===========
                    Net Gains                   $  137,000      $    78,000
                                                ==========      ===========


ASSET QUALITY Management believes that the Registrant's decentralized structure provides important advantages in serving the credit needs of the Banks' principal lending markets. Although the Management and Board of Directors of each Bank retain authority and responsibility for credit decisions, each of the Banks has adopted uniform underwriting standards. Further, the Registrant's loan committee and the centralization of commercial loan credit services as well as loan review functions promote compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and purchase real estate mortgage loans from third-party originators.

          NON-PERFORMING ASSETS
                                                                March 31,          December 31,
                                                                   1998                1997
                                                              ---------------    -----------------
          Non-accrual loans                                       $4,352,000           $3,298,000
          Loans 90 days or more past due and
            still accruing interest                                1,049,000            1,904,000
          Restructured loans                                         178,000              184,000
                                                                  ----------           ----------
                                   Total non-performing loans      5,579,000            5,386,000
          Other real estate                                          672,000              331,000
                                                                  ----------           ----------
                                  Total non-performing assets     $6,251,000           $5,717,000
                                                                  ==========           ==========


          As a percent of Portfolio Loans
            Non-performing loans                                        0.75%                0.72%
            Non-performing assets                                       0.84                 0.77
          Allowance for loan losses as a percent of
            Portfolio Loans                                             1.08                 1.03
          Allowance for loan losses as a percent of
            non-performing loans                                         143                  142


Impaired loans totaled approximately $3,400,000 at March 31, 1998. At that same date, certain impaired loans with a balance of approximately $600,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $200,000. The Banks' average investment in impaired loans was approximately $3,100,000, for the three-month period ending March 31, 1998. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans for that three-month period was approximately $30,000.

Loans charged against the allowance for loan losses, net of recoveries, were equal to .18% of average loans during the three months ended March 31, 1998, compared to .15% during the comparable period of 1997.

           ALLOWANCE FOR LOAN LOSSES
                                                                        Three months ended
                                                                            March 31,
                                                                      1998              1997
                                                                 ---------------    --------------
           Balance at beginning of period                            $7,670,000        $6,960,000
           Additions (deduction)
             Provision charged to operating expense                     633,000           321,000
             Recoveries credited to allowance                           119,000           175,000
             Loans charged against the allowance                       (447,000)         (415,000)
                                                                     ----------        ----------
           Balance at end of period                                  $7,975,000        $7,041,000
                                                                     ==========        ==========

          Net loans charged against the allowance to
            average Portfolio Loans (annualized)                           0.18%             0.15%

Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. (See "Provision for loan losses.") At March 31, 1998, the unallocated portion of the allowance totaled $4,661,000, equal to 58% of the total allowance for loan losses, compared to $4,256,000 or 55% at December 31, 1997.


          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                          March 31, 1998                   December 31, 1997
                                 ---------------------------------  ---------------------------------
                                                    Percent of                         Percent of
                                   Allowance         Loans to         Allowance         Loans to
                                    Amount          Total Loans        Amount          Total Loans
                                 --------------   ----------------  --------------   ----------------
          Commercial and
            agricultural            $2,162,000          28.3%          $2,200,000          26.8%
          Real estate mortgage         327,000          54.2              322,000          56.0
          Installment                  825,000          17.5              892,000          17.2
          Unallocated                4,661,000                          4,256,000
                                    ----------        ------           ----------        ------
                           Total    $7,975,000           100%          $7,670,000           100%
                                    ==========        ======           ==========        ======



DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, Management employs pricing tactics that are intended to enhance the value of core deposits and the Banks' have implemented funding strategies that incorporate other borrowings and brokered certificates of deposits ("Brokered CDs") to finance a portion of the Portfolio Loans. The use of such alternate sources of funds is also an integral part of the Banks' asset/liability management efforts.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $164.4 million at March 31, 1998, from $167.2 million at December 31, 1997. To diversify the Banks' funding sources, the Banks also employ Brokered CDs. Brokered CDs totaled $14.9 million and $14.4 million at March 31, 1998 and December 31, 1997, respectively.


FHLB ADVANCES
                                                   March 31, 1998                  December 31, 1997
                                           -------------------------------  ------------------------------
                                                      Average    Average               Average     Average
                                            Amount    Maturity    Rate       Amount    Maturity     Rate
                                            -------   ---------  -------     --------  --------   --------
Fixed rate                                 $87,954    1.3 years   5.92%     $78,954    1.3 years     5.98%
Variable rate                               58,000    0.9 years   5.64       67,000    1.0 years     5.74

LIQUIDITY AND CAPITAL RESOURCES Effective management of the Registrant's capital resources is critical to Management's mission to create value for the Registrant's shareholders. To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine effective loan origination efforts with disciplined funding strategies. (See "Asset/liability management."). Although the Banks' balance sheet management strategies provide profitable opportunities to leverage the balance sheet, Management believes that its acquisition strategy may provide greater value to the Registrant's shareholders.

The Registrant's cost of capital is also an important factor in creating shareholder value. Accordingly, the Registrant's capital structure includes unsecured debt and Preferred Securities.



         CAPITALIZATION
                                                                    March 31,         December 31,
                                                                      1998               1997
                                                                ------------------ ----------------
         Unsecured debt                                               $11,500,000      $12,000,000
         Preferred Securities                                          17,250,000       17,250,000
         Shareholders' Equity
           Preferred stock, no par value
           Common Stock, par value $1.00 per share                      4,625,000        4,587,000
           Capital surplus                                             31,102,000       30,011,000
           Retained earnings                                           24,774,000       23,243,000
           Accumulated other comprehensive income                       1,613,000        1,675,000
                                                                      -----------      -----------
                   Total shareholders' equity                          62,114,000       59,516,000
                                                                      -----------      -----------
                   Total capitalization                               $90,864,000      $88,766,000
                                                                      ===========      ===========



Shareholders' equity totaled $62.1 million at March 31, 1998. In addition to the retention of earnings, the $2.6 million increase from $59.5 million at December 31, 1997, reflects the issuance of common stock pursuant to various equity-based incentive compensation plans. Shareholders' equity was equal to 6.25% of total assets at March 31, 1998, compared to 6.05% at December 31, 1997.


           CAPITAL RATIOS
                                                                 March 31, 1998      December 31, 1997
                                                               ------------------- ----------------------
           Equity capital                                             6.25%                  6.05%
           Average shareholders equity to average assets(1)           6.27                   5.95
           Tier 1 leverage (tangible equity capital)                  6.38                   6.02
           Tier 1 risk-based capital                                  9.03                   8.76
           Total risk-based capital                                  10.20                   9.91


               (1) Based on year to date average balances for the respective periods

ASSET/LIABILITY MANAGEMENT Interest rate risk is created by differences in the pricing characteristics of the Banks' assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest rate risk. Management employs simulation analyses to evaluate potential changes in the Bank's net interest income and market value of portfolio equity that result from changes in interest rates. Such analyses further anticipate the changes in the rate of prepayment on certain assets and premature withdrawals of certificates of deposits that will accompany changes in interest rates. At March 31, 1998, each of the Banks was within established parameters for interest-rate risk.

The asset/liability management efforts of the Registrant and the Banks are further intended to identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with Management's mission to maintain profitable financial leverage within established risk parameters.

Accordingly, Management's evaluation of business opportunities and alternate strategies carefully consider the likely impact on the Bank's risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of the Bank's balance sheet management strategies, but such evaluations further consider interest rate and liquidity risk as well as other pertinent factors.

Management has determined that the retention of certain real estate mortgage loans, generally 15- and 30-year fixed rate obligations, is inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may often be profitably funded within established risk parameters. The retention of such loans has been a principal focus of the Banks' balance sheet management strategies. (See "Non-interest income.")

Derivative financial instruments are employed to reduce the cost of alternate funding sources and manage the Banks' exposure to changes in interest rates. At March 31, 1998 and December 31, 1997, the Company employed interest rate caps and collars with a notional amount of $37.5 million and $38.0 million, respectively.



DERIVATIVE FINANCIAL INSTRUMENTS

                          NOTIONAL         AVERAGE         CAP        FLOOR        ANNUAL        AMORTIZED         FAIR
TYPE                       AMOUNT          MATURITY       STRIKE      STRIKE        COST           COST           VALUE
---------------------- ---------------- --------------- ----------- ----------- ------------- ---------------- -------------
                                                                (dollars in thousands)
Interest rate caps         $27,500         2.0 years       6.71%                     .26%          $149           $44
Interest rate collars       10,000         2.4             6.42        5.71%                                      (29)




                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,433,000 during the three months ended March 31, 1998, compared to $2,134,000 during the comparable period of 1997. The double-digit increase in earnings is principally the result of increases in net interest income and non-interest income that were partially offset by increases in non-interest expense, the provision for loan losses and federal income tax expense.

Key performance ratios for the three-month periods ended March 31, 1998 and 1997, are set forth below.





           KEY PERFORMANCE RATIOS
                                                                Three months
                                                                ended March 31,
                                                              1998          1997
                                                         --------------------------
Net income to
  Average assets                                              1.01%           0.98%
  Average equity                                             16.06           16.29

Earnings per common share
  Basic                                                       $.53            $.47
  Diluted                                                      .52             .46

Cash basis income to(A)
  Average tangible assets                                     1.16%           1.14%
  Average tangible equity                                    24.93           28.26

Cash basis income per share(A)
  Basic                                                       $.59            $.54
  Diluted                                                      .59             .53


        (A) Cash basis financial data exclude intangible assets and the related amortization expense

NET INTEREST INCOME Tax equivalent net interest income totaled $12,112,000 during the three months ended March 31, 1998. The 19% increase from $10,215,000 during the comparable period of 1997 is the result of an increase in average earning assets as well as an increase in the yield on average earning assets.


    NET INTEREST INCOME AND SELECTED RATIOS
                                                                   Three months
                                                                 ended March 31,
                                                                1998          1997
                                                             -----------   -----------
    Average earning assets (in thousands)                    $913,329      $820,048
    Tax equivalent net interest income                         12,112        10,215

    As a percent of average earning assets
        Tax equivalent interest income (in thousands)            9.30%         8.99%
        Interest expense                                         3.98          3.94
        Tax equivalent net interest income                       5.32          5.05

    Average earning assets as a
      percent of average assets                                 93.27%        92.41%

    Free-funds ratio                                             9.82%         7.75%



Average earning assets totaled $913.3 million and $820.0 million during the three months ended March 31, 1998 and 1997, respectively. The 11% increase principally reflects implementation of the Banks' balance sheet management strategies. (See "Liquidity and capital resources.") Deployment of cash proceeds from the purchase of branch facilities in December of 1996 also contributed to the increase in average earning assets.

Tax equivalent net interest income was equal to 5.32% of average earning assets during the three-month period in 1998 compared to 5.05% during the comparable period in 1997. The increase was principally the result of an increase in Portfolio Loans as a percent of average earning assets. Portfolio Loans comprised 76% of earning assets during the three-month period in 1998 compared to 70% during 1997.


PROVISION FOR LOAN LOSSES The provision for loan losses was $633,000 during the three months ended March 31, 1998, compared to $321,000 during the three-month period in 1997. The increase in the provision principally reflects the increase in total loans. (See "Asset quality.")


NON-INTEREST INCOME Non-interest income totaled $2,628,000 during the three months ended March 31, 1998, compared to $1,736,000 during the comparable period in 1997. The $892,000 increase in non-interest income principally reflects an increase in net gains on the sale of real estate mortgage loans. Net gains on the sale of securities available for sale as well as revenues associated with deposit account promotions and the Banks' title insurance agency also contributed to the increase in non-interest income. (See "Securities.")



                                                                      Three months ended
                                                                           March 31
                                                                   1998             1997
                                                             ----------------------------------
Real estate mortgage loans originated                            $118,830,000      $44,251,000
Real estate mortgage loan sales                                    57,514,000       18,477,000
Real estate mortgage loan servicing rights sold                    27,373,000        5,157,000
Net gains on the sale of real estate mortgage loans                   907,000          428,000
Net gains as a percent of real estate mortgage loans sold                1.58%            2.32%

Net gains on the sale of real estate mortgage loans increased by $479,000 to $907,000 during the three months ended March 31, 1998. In addition to a $95,000 gain relating to a bulk sale of servicing rights, the increase reflects an increase in loans sold. Management attributes the majority of the decline in net gains as a percent of real estate mortgage loans sold to a decrease in the proportion of loans sold that have been underwritten pursuant to government guarantees.

The Banks capitalized approximately $365,000 and $87,000 of related servicing rights during the three-month periods ended March 31, 1998 and 1997, respectively. Amortization of capitalized servicing rights for those periods was $83,000 and $27,000, respectively. The fair value of capitalized servicing rights approximated the book value of $895,000 at March 31, 1998, and therefore, no valuation allowance was considered necessary.

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

NON-INTEREST EXPENSE Non-interest expense totaled $10,331,000 during the three months ended March 31, 1998, compared to $8,288,000 during the comparable period in 1997. Costs associated with the origination of real estate mortgage loans and the Banks' title insurance agency as well as, marketing costs related with certain promotions contributed to the increase in non-interest expense.


                                  ACQUISITIONS

On April 17, 1998, the Registrant purchased the outstanding capital stock of First Home Financial, Inc. ("FHF"), an originator of manufactured home loans. Aggregate consideration consisted of 46,000 shares of common stock.
Goodwill totaled approximately $2.0 million.

FHF will operate as a subsidiary of one the Banks and Management expects that the majority of the loans originated by FHF will be sold to non-affiliated banks and finance companies. The transaction is not expected to have a material impact on the Registrant's financial condition or its results of operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market-risk faced by the Registrant has occurred since December 31, 1997.

Item 6.  Exhibits & Reports on Form 8-K
-------  ------------------------------
(a)      Exhibit Number & Description

11.      Computation of earnings per share.

27.      Financial Data Schedule

(b)      Reports on Form 8-K
         During the quarter ended March 31, 1998, there were no reports filed on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date              May 13, 1998                       By       s/William R. Kohls
    --------------------------------                   -----------------------------------------
                                                               William R. Kohls, Principal Financial
                                                                        Officer

Date              May 13, 1998                       By       s/James J. Twarozynski
    --------------------------------                   -----------------------------
                                                               James J. Twarozynski, Principal
                                                                        Accounting Officer



                              INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
----------                              -----------

    11                                  Computation of earnings per share

    27                                  Financial Data Schedule