Form 10-Q
period 1998-06-30
INDEPENDENT BANK CORP /MI/
filed 1998-08-13
CIK 39311

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                      FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                    -------------

Commission file number   0-7818
                      -----------

                        INDEPENDENT BANK CORPORATION
           (Exact name of registrant as specified in its charter)

             Michigan                                 38-2032782
--------------------------------------       -----------------------------------
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
     Former name, address and fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES   X     NO
                                                      -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at August 12, 1998
------------------------------   ----------------------------------------------
  Common stock, par value $1                       7,018,900

                INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                          Page
                                                                       Number(s)
                                                                       ---------
PART I -     Financial Information

Item 1.      Consolidated Statements of Financial Condition
               June 30, 1998 and December 31, 1997                             2

             Consolidated Statements of Operations
               Three- and six-month periods ended June 30, 1998 and 1997       3

             Consolidated Statements of Cash Flows
               Six-month periods ended June 30, 1998 and 1997                  4

             Consolidated Statements of Shareholders' Equity
               Six-month periods ended June 30, 1998 and 1997                  5

             Notes to Interim Consolidated Financial Statements
               Three- and six-month periods ended June 30, 1998 and 1997     6-7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-17

Item 3.      Quantitative and Qualitative Disclosures about Market Risk       17

PART II -    Other Information

Item 4.      Submission of Matters to a Vote of Security-Holders              18

Item 6.      Exhibits & Reports on Form 8-K                                   18

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                June 30,        December 31,
                                                                                 1998               1997
                                                                            ----------------  ---------------
Assets                                                                        (unaudited)
                                                                            ----------------  ---------------
Cash and due from banks                                                    $      33,899,000 $     30,371,000
Securities available for sale                                                    101,320,000      110,769,000
Securities held to maturity (Fair value of $20,881,000 at June
  30,1998; $23,354,000 at December 31, 1997)                                      20,181,000       22,525,000
Federal Home Loan Bank stock, at cost                                             12,589,000       12,489,000
Loans held for sale                                                               41,345,000       21,754,000
Loans
  Commercial and agricultural                                                    224,064,000      199,098,000
  Real estate mortgage                                                           422,386,000      416,689,000
  Installment                                                                    133,702,000      128,391,000
                                                                            ----------------  ---------------
                                                               Total Loans       780,152,000      744,178,000
  Allowance for loan losses                                                       (8,538,000)      (7,670,000)
                                                                            ----------------  ---------------
                                                                 Net Loans       771,614,000      736,508,000
Property and equipment, net                                                       23,163,000       21,067,000
Accrued income and other assets                                                   30,847,000       28,334,000
                                                                            ----------------  ---------------
                                                              Total Assets $   1,034,958,000 $    983,817,000
                                                                            ================  ===============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                     $      96,023,000 $     88,546,000
  Savings and NOW                                                                356,600,000      339,594,000
  Time                                                                           302,289,000      272,340,000
                                                                            ----------------  ---------------
                                                            Total Deposits       754,912,000      700,480,000
Federal funds purchased                                                           30,500,000       28,000,000
Other borrowings                                                                 153,932,000      167,185,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                      17,250,000       17,250,000
Accrued expenses and other liabilities                                            12,681,000       11,386,000
                                                                            ----------------  ---------------
                                                         Total Liabilities       969,275,000      924,301,000
                                                                            ----------------  ---------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  7,018,900 shares at June 30, 1998
    and 4,586,733 shares at December 31, 1997                                      7,019,000        4,587,000
  Capital surplus                                                                 30,709,000       30,011,000
  Retained earnings                                                               26,402,000       23,243,000
  Accumulated other comprehensive income                                           1,553,000        1,675,000
                                                                            ----------------  ---------------
                                                Total Shareholders' Equity        65,683,000       59,516,000
                                                                            ----------------  ---------------
                                Total Liabilities and Shareholders' Equity $   1,034,958,000 $    983,817,000
                                                                            ================  ===============









See notes to interim consolidated financial statements.

                      Consolidated Statements of Operations

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                        1998           1997           1998            1997
                                                    -------------- -------------   ------------- ---------------
                                                            (unaudited)                    (unaudited)
                                                    ----------------------------   -----------------------------
Interest Income
  Interest and fees on loans                       $   19,146,000 $   16,001,000   $  37,529,000  $   30,764,000
  Securities
    Taxable                                             1,338,000      2,261,000       2,817,000       4,423,000
    Tax-exempt                                            605,000        677,000       1,214,000       1,320,000
  Other investments                                       252,000        216,000         499,000         494,000
                                                    -------------  -------------   -------------   -------------
                            Total Interest Income      21,341,000     19,155,000      42,059,000      37,001,000
                                                    -------------  -------------   -------------   -------------
Interest Expense
  Deposits                                              6,112,000      5,496,000      11,951,000      11,050,000
  Other borrowings                                      2,985,000      3,182,000       6,104,000       5,597,000
                                                    -------------  -------------   -------------   -------------
                           Total Interest Expense       9,097,000      8,678,000      18,055,000      16,647,000
                                                    -------------  -------------   -------------   -------------
                              Net Interest Income      12,244,000     10,477,000      24,004,000      20,354,000
Provision for loan losses                                 670,000        321,000       1,303,000         642,000
                                                    -------------  -------------   -------------   -------------
                        Net Interest Income After
                        Provision for Loan Losses      11,574,000     10,156,000      22,701,000      19,712,000
                                                    -------------  -------------   -------------   -------------
Non-interest Income
  Service charges on deposit accounts                     980,000        777,000       1,803,000       1,451,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                          1,048,000        408,000       1,955,000         836,000
    Securities                                              7,000         (4,000)        144,000          74,000
  Other income                                          1,336,000        745,000       2,097,000       1,301,000
                                                    -------------  -------------   -------------   -------------
                        Total Non-interest Income       3,371,000      1,926,000       5,999,000       3,662,000
                                                    -------------  -------------   -------------   -------------
Non-interest Expense
  Salaries and employee benefits                        6,430,000      5,018,000      12,341,000       9,679,000
  Occupancy, net                                          752,000        672,000       1,451,000       1,346,000
  Furniture and fixtures                                  670,000        559,000       1,249,000       1,048,000
  Other expenses                                        3,517,000      2,756,000       6,659,000       5,220,000
                                                    -------------  -------------   -------------   -------------
                       Total Non-interest Expense      11,369,000      9,005,000      21,700,000      17,293,000
                                                    -------------  -------------   -------------   -------------
                 Income Before Federal Income Tax       3,576,000      3,077,000       7,000,000       6,081,000
Federal income tax expense                              1,037,000        883,000       2,028,000       1,753,000
                                                    -------------  -------------   -------------   -------------
                                       Net Income  $    2,539,000 $    2,194,000  $    4,972,000  $    4,328,000
                                                    =============  =============   =============   =============

Net Income Per Share
  Basic                                            $          .36 $          .32  $          .71  $          .63
  Diluted                                                     .36            .32             .71             .63
Dividends Per Common Share
  Declared                                         $         .130 $         .117  $         .260  $         .235
  Paid                                                       .130           .117            .253            .227









See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      Six months ended
                                                                                          June 30,
                                                                                   1998            1997
                                                                              --------------- ---------------
                                                                                       (unaudited)
                                                                              -------------------------------
Net Income                                                                   $      4,972,000  $   4,328,000
                                                                              ---------------   ------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                    130,887,000     40,803,000
    Disbursements for loans held for sale                                        (148,523,000)   (42,420,000)
    Provision for loan losses                                                       1,303,000        642,000
    Deferred loan fees                                                                114,000        247,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             2,199,000      2,181,000
    Net gains on sales of real estate mortgage loans                               (1,955,000)       (74,000)
    Net gains on sales of securities                                                 (144,000)      (836,000)
    (Increase) decrease in accrued income and other assets                           (961,000)       371,000
    Increase in accrued expenses and other liabilities                              1,573,000      1,551,000
                                                                              ---------------   ------------
                                                           Total Adjustments      (15,507,000)     2,465,000
                                                                              ---------------   ------------
                                          Net Cash from Operating Activities      (10,535,000)     6,793,000
                                                                              ---------------   ------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                           4,882,000     26,570,000
  Proceeds from the maturity of securities available for sale                       3,622,000      2,537,000
  Proceeds from the maturity of securities held to maturity                         1,790,000      1,356,000
  Principal payments received on securities available for sale                      9,297,000      4,986,000
  Principal payments received on securities held to maturity                          941,000        323,000
  Purchases of securities available for sale                                       (8,973,000)   (43,792,000)
  Portfolio loans purchased                                                                      (29,757,000)
  Principal payments on portfolio loans purchased                                   9,096,000      1,151,000
  Portfolio loans made to customers, net of principal payments received           (45,590,000)   (49,561,000)
  Acquisition of business, less cash received                                       1,459,000
  Acquisition of branches, less cash received                                      16,168,000
  Capital expenditures                                                             (2,840,000)    (2,798,000)
                                                                              ---------------   ------------
                                          Net Cash from Investing Activities      (10,148,000)   (88,985,000)
                                                                              ---------------   ------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                        36,121,000     (4,982,000)
  Net increase (decrease) in short-term borrowings                                 (4,268,000)    25,166,000
  Proceeds from Federal Home Loan Bank advances                                    35,515,000     61,000,000
  Payments of Federal Home Loan Bank advances                                     (41,000,000)   (15,000,000)
  Retirement of long-term debt                                                     (1,000,000)    (1,000,000)
  Dividends paid                                                                   (1,762,000)    (1,552,000)
  Proceeds from issuance of common stock                                              605,000        329,000
                                                                              ---------------   ------------
                                          Net Cash from Financing Activities       24,211,000     63,961,000
                                                                              ---------------   ------------
                        Net Increase (Decrease) in Cash and Cash Equivalents        3,528,000    (18,231,000)
Cash and Cash Equivalents at Beginning of Period                                   30,371,000     50,631,000
                                                                              ---------------   ------------
                                  Cash and Cash Equivalents at End of Period $     33,899,000  $  32,400,000
                                                                              ===============   ============

Cash paid during the period for
  Interest                                                                   $     17,792,000$    17,070,000
  Income taxes                                                                      2,900,000      1,773,000
Transfer of loans to other real estate                                                399,000        276,000

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                                    Six months ended
                                                                                        June 30,
                                                                                  1998            1997
                                                                              --------------  -------------
                                                                                       (unaudited)
                                                                              -----------------------------
Balance at beginning of period                                               $   59,516,000  $   51,836,000
  Net income                                                                      4,972,000       4,328,000
  Cash dividends declared                                                        (1,813,000)     (1,606,000)
  Issuance of common stock                                                        3,130,000         952,000
  Net change in unrealized gain on securities
    available for sale, net of related tax effect (note 4)                         (122,000)        (55,000)
                                                                              -------------   -------------
Balance at end of period                                                     $   65,683,000  $   55,455,000
                                                                              =============   =============






































See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 1998 and December 31, 1997, and the results of operations for the six-month periods ended June 30, 1998 and 1997.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $7,113,000 at June 30, 1998, and $5,386,000 at December 31, 1997. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

    Comprehensive income for the six-month periods ending June 30 follows:


                                                                             1998          1997
                                                                         ------------- -------------
                                                                                 (unaudited)
                                                                         ---------------------------
      Net income                                                        $   4,972,000 $   4,328,000
      Net change in unrealized gain on securities available
         for sale, net of related tax effect                                 (122,000)      (55,000)
                                                                         ------------  ------------
           Comprehensive income                                         $   4,850,000 $   4,273,000
                                                                         ============  ============


5. The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS #131) in June 1997. SFAS 131 establishes standards for the way public entities report information about operating segments in their financial statements. This statement is effective for annual reporting for 1998 calendar year entities. Although this statement applies to interim financial statements, interim reporting is not required in the initial year of application.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the six-month periods ending, June 30 follows:

                                                                             1998          1997
                                                                         ------------- -------------
                                                                                (unaudited)
                                                                         ---------------------------
       Basic earnings per share
         Net income                                                     $   4,972,000 $   4,328,000
                                                                         ============  ============
         Shares outstanding                                                 6,960,000     6,817,000
                                                                         ============  ============
         Per share amount                                               $         .71 $         .63
                                                                         ============  ============

       Diluted earnings per share
         Net income                                                     $   4,972,000 $   4,328,000
                                                                         ============  ============
         Shares outstanding                                                 6,960,000     6,817,000
         Effect of dilutive securities - stock options                         87,000        79,000
                                                                         ------------  ------------
                                                                            7,047,000     6,896,000
                                                                         ============  ============
         Per share amount                                               $         .71 $         .63
                                                                         ============  ============

7. The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


                               FINANCIAL CONDITION

SUMMARY Assets totaled $1,035.0 million at June 30, 1998. The $51.2 million increase from $983.8 million at December 31, 1997, principally reflects increases in total loans as well as loans held for sale. (See "Non-interest income.") The increase in total assets was funded with a $54.4 million increase in deposits and a $6.2 million increase in shareholders' equity.

Loans, excluding loans held for sale ("Portfolio Loans") totaled $780.2 million at June 30, 1998. An increase in commercial and agricultural loans account for the majority of the $36.0 million increase in Portfolio Loans during the six-month period. The increase in commercial and agricultural loans may be partially attributed to customer dislocation subsequent to the acquisition of competing banks by larger regional banking holding companies.

Deposits totaled $754.9 million and $700.5 million at June 30, 1998 and December 31, 1997, respectively. The increase in deposits principally reflects the purchase of two offices from Great Lakes National Bank during the most recent quarter as well as an increase in brokered certificates of deposit (Brokered CDs"). (See "Acquisitions" and "Deposits and borrowings.") During the six-month period, federal funds purchased and other borrowings declined by $2.5 million and $13.3 million, respectively.


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

SECURITIES

                                                                Unrealized
                                                       ----------------------------
                                       Amortized                                            Fair
                                          Cost             Gains           Losses          Value
                                     --------------   --------------   -------------   -------------
                                                          (in thousands)
   Securities available for sale
     June 30, 1998                        $ 98,969           $2,448             $97        $101,320
     December 31, 1997                     108,231            2,775             237         110,769

   Securities held to maturity
     June 30, 1998                        $ 20,181          $   709            $  9        $ 20,881
     December 31, 1997                      22,525              838               9          23,354

The sale of securities available for sale is dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. As a result of such ongoing evaluations, the Banks sold securities with an aggregate market value of approximately $4.9 million during the six-month period ended June 30, 1998, compared to $26.4 million during the comparable period in 1997.

SALES OF SECURITIES AVAILABLE FOR SALE


                                      Three months ended                     Six months ended
                                           June 30,                             June 30,
                                   1998               1997              1998              1997
                              ----------------   ---------------   ----------------  ----------------
        Proceeds                    $516,000         $15,514,000        $4,882,000        $26,422,000
                              ==============     ===============   ===============    ===============

        Gross gains                  $ 7,000            $ 27,000          $144,000           $114,000
        Gross losses                                     (31,000)                             (40,000)
                              --------------     ---------------   ---------------    ---------------
         Net Gains (losses)         $  7,000           $  (4,000)       $  144,000          $  74,000
                              ==============     ===============   ===============    ===============

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

Non-performing loans totaled $7,113,000 at June 30, 1998, compared to $5,386,000 at December 31, 1997. Residential real estate mortgage loans account for approximately $900,000 of the $1,727,000 increase in non-performing loans. The increase in non-performing loans also reflect a FmHA guaranteed loan totaling $232,000 and other commercial credits secured by real estate.

Management does not believe that the increase in non-performing loans will result in a material increase in credit losses.

          NON-PERFORMING ASSETS

                                                                 June 30,          December 31,
                                                                   1998                1997
                                                              --------------     ----------------
          Non-accrual loans                                       $5,177,000           $3,298,000
          Loans 90 days or more past due and
            still accruing interest                                1,765,000            1,904,000
          Restructured loans                                         171,000              184,000
                                                              --------------     ----------------
                                   Total non-performing loans      7,113,000            5,386,000
          Other real estate                                          302,000              331,000
                                                              --------------     ----------------
                                  Total non-performing assets     $7,415,000           $5,717,000
                                                              ==============     ================

          As a percent of Portfolio Loans
            Non-performing loans                                     0.91 %                0.72 %
            Non-performing assets                                    0.95                  0.77
          Allowance for loan losses as a percent of
            Portfolio Loans                                          1.09                  1.03
          Allowance for loan losses as a percent of
            non-performing loans                                      120                   142

Impaired loans totaled approximately $3,700,000 at June 30, 1998. At that same date, certain impaired loans with a balance of approximately $600,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $200,000. The Banks' average investment in impaired loans was approximately $3,500,000, for the six-month period ending June 30, 1998. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans for that six-month period was approximately $57,000.

Loans charged against the allowance for loan losses, net of recoveries, were equal to .12% of average loans during the six months ended June 30, 1998, compared to .16% during the comparable period of 1997.

           ALLOWANCE FOR LOAN LOSSES

                                                                         Six months ended
                                                                             June 30,
                                                                      1998              1997
                                                                 --------------     -------------
           Balance at beginning of period                            $7,670,000        $6,960,000
           Additions (deduction)
             Provision charged to operating expense                   1,303,000           642,000
             Recoveries credited to allowance                           329,000           353,000
             Loans charged against the allowance                      (764,000)         (855,000)
                                                                 --------------     -------------
           Balance at end of period                                  $8,538,000        $7,100,000
                                                                 ==============     =============

          Net loans charged against the allowance to
            average Portfolio Loans (annualized)                          0.12%             0.16%

Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. (See "Provision for loan losses.") Not withstanding the increase in non-performing loans, the unallocated portion of the allowance increased to 61% of the total allowance for loan losses, compared to 55% at December 31, 1997.

          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                          June 30, 1998                    December 31, 1997
                                 --------------------------------   -------------------------------
                                                    Percent of                         Percent of
                                   Allowance         Loans to         Allowance         Loans to
                                    Amount          Total Loans        Amount          Total Loans
                                 -------------    ---------------   ------------    ---------------
          Commercial and
            agricultural            $2,260,000           28.7%        $2,200,000          26.8%
          Real estate mortgage         344,000           54.1            322,000          56.0
          Installment                  762,000           17.2            892,000          17.2
          Unallocated                5,172,000                         4,256,000
                                 =============    ===============   ============    ===============
                           Total    $8,538,000          100.0%        $7,670,000         100.0%
                                 =============    ===============   ============    ===============

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, Management employs pricing tactics that are intended to enhance the value of core deposits and the Banks' have implemented funding strategies that incorporate other borrowings, principally advances from the Federal Home Loan Bank (the "FHLB"), to finance a portion of the Portfolio Loans. To diversify the Banks' funding sources, the Banks also employ Brokered CDs. The use of such alternate sources of funds is also an integral part of the Banks' asset/liability management efforts.

Other borrowed funds declined to $153.9 million at June 30, 1998, from $167.2 million at December 31, 1997. The decrease in other borrowed funds reflects the purchase of two offices from Great Lakes National Bank as well as an increase in Brokered CDs. Brokered CDs totaled $28.9 million and $14.4 million at June 30, 1998 and December 31, 1997, respectively.

FHLB ADVANCES

                                                   June 30, 1998                   December 31, 1997
                                           -------------------------------  ---------------------------------
                                                      Average    Average               Average     Average
                                            Amount    Maturity    Rate       Amount    Maturity     Rate
                                            ------    --------    ----       ------    --------     ----
Fixed rate                                  $82,785   1.1 years   5.89%      $78,954   1.3 years    5.98%
Variable rate                                67,169   1.4 years   5.68        67,000   1.0 years    5.74


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

         CAPITALIZATION

                                                                     June 30,        December 31,
                                                                      1998              1997
                                                                ------------------ ----------------
         Unsecured debt                                             $11,000,000      $12,000,000
         Preferred Securities                                        17,250,000       17,250,000
         Shareholders' Equity
           Preferred stock, no par value
           Common Stock, par value $1.00 per share                    7,019,000        4,587,000
           Capital surplus                                           30,709,000       30,011,000
           Retained earnings                                         26,402,000       23,243,000
           Accumulated other comprehensive income                     1,553,000        1,675,000
                                                                     ----------       ----------
                   Total shareholders' equity                        65,683,000       59,516,000
                                                                     ----------       ----------
                   Total capitalization                             $93,933,000      $88,766,000
                                                                     ==========       ==========


Shareholders' equity totaled $65.7 million at June 30, 1998. In addition to the retention of earnings, the $6.2 million increase from $59.5 million at December 31, 1997, reflects the issuance of common stock in conjunction with the purchase of First Home Financial, Inc. ("FHF"). Shares of common stock have also been issued pursuant to equity-based incentive compensation plans. (See "Acquisitions.") Shareholders' equity was equal to 6.35% of total assets at June 30, 1998, compared to 6.05% at December 31, 1997.

           CAPITAL RATIOS

                                                                 June 30, 1998       December 31, 1997
                                                               ------------------- ----------------------
           Equity capital                                            6.35%                  6.05%
           Average shareholders equity to average assets(1)          6.36                   5.95
           Tier 1 leverage (tangible equity capital)                 6.10                   6.02
           Tier 1 risk-based capital                                 8.67                   8.76
           Total risk-based capital                                  9.85                   9.91

           (1) Based on year to date average balances for the respective periods

ASSET/LIABILITY MANAGEMENT Interest rate risk is created by differences in the pricing characteristics of the Banks' assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest rate risk. Management employs simulation analyses to evaluate potential changes in the Banks' net interest income and market value of portfolio equity that result from changes in interest rates. Such analyses further anticipate the changes in the rate of prepayment on certain assets and premature withdrawals of certificates of deposits that will accompany changes in interest rates. At June 30, 1998, each of the Banks was within established parameters for interest-rate risk.

The asset/liability management efforts of the Registrant and the Banks are further intended to identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with Management's mission to maintain profitable financial leverage within established risk parameters.

Accordingly, Management's evaluation of business opportunities and alternate strategies carefully consider the likely impact on the Banks' risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of the Bank's balance sheet management strategies, but such evaluations further consider interest rate and liquidity risk as well as other pertinent factors.

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

Derivative financial instruments are employed to reduce the cost of alternate funding sources and manage the Banks' exposure to changes in interest rates. At June 30, 1998 and December 31, 1997, the Company employed interest rate swaps, caps and collars with a notional amount of $46.0 million and $38.0 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

                         NOTIONAL        AVERAGE        CAP        FLOOR      FIXED      ANNUAL       AMORTIZED       FAIR
TYPE                      AMOUNT        MATURITY       STRIKE     STRIKE       PAY        COST          COST          VALUE
---------------------- -------------- -------------- ----------- ---------- ---------- ----------- ---------------- ----------
                                                                (dollars in thousands)
Interest rate caps         $27,000        1.8 years      6.70%                             .26%         $126            $25
Interest rate collars       10,000        2.2            6.42       5.71%                                               (39)
Interest rate swaps          9,000        3.2                                 5.77%                                     (24)


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,539,000 and $2,194,000 during the three months ended June 30, 1998 and 1997, respectively. During the six-month periods of 1998 and 1997, net income totaled $4,972,000 and 4,328,000, respectively. The double-digit increases in earnings during these periods are principally the result of increases in net interest income and non-interest income that were partially offset by increases in non-interest expense, the provision for loan losses and federal income tax expense.

Key performance ratios for the six-month periods ended June 30, 1998 and 1997, are set forth below.

           KEY PERFORMANCE RATIOS

                                                      Three months                 Six months
                                                     ended June 30,              ended June 30,
                                                    1998       1997            1998          1997
                                                 ---------------------      ------------------------
           Net income to
             Average assets                         1.02%      0.94%            1.01%        0.96%
             Average equity                        15.78      16.32            15.92        16.30

           Earnings per common share
             Basic                                  $.36  $     .32             $.71         $.63
             Diluted                                 .36        .32              .71          .63

           Cash basis income to(A)
             Average tangible assets                1.18%      1.10%            1.17%        1.12%
             Average tangible equity               25.04      27.81            24.99        28.04

           Cash basis income per share(A)
             Basic                                  $.41  $     .37             $.81         $.73
             Diluted                                 .41        .36              .80          .72

        (A) Cash basis financial data exclude intangible assets and the related amortization expense

NET INTEREST INCOME Tax equivalent net interest income totaled $12,593,000 and $24,705,000 during the three- and six-month periods ended June 30, 1998, respectively. Increases in tax equivalent net interest income from $10,826,000 and $21,041,000 during the comparable periods of 1997 are principally the result of increases in average earning assets as well as an increase in loan fees.

    NET INTEREST INCOME AND SELECTED RATIOS

                                                             Three months               Six months
                                                            ended June 30,             ended June 30,
                                                          1998         1997          1998         1997
                                                       -----------  ------------  -----------  ------------
    Average earning assets (in thousands)               $929,651     $863,009     $921,536      $841,505
    Tax equivalent net interest income                    12,593       10,826       24,705        21,041

    As a percent of average earning assets
        Tax equivalent interest income                    9.35 %       9.06 %       9.32 %        9.03 %
        Interest expense                                  3.92         4.03         3.95          3.99
        Tax equivalent net interest income                5.43         5.03         5.37          5.04

    Average earning assets as a
      percent of average assets                          92.99 %      92.65 %      93.05 %       92.52 %

    Free-funds ratio                                     10.58 %       7.71 %      10.20 %        7.67 %

Increases in average earning assets during both the three- and six-month periods principally reflect implementation of the Banks' balance sheet management strategies. (See "Liquidity and capital resources.") Deployment of cash proceeds from the purchase of branch facilities in December of 1996 also contributed to the increase average earning assets.

Tax equivalent net interest income was equal to 5.43% and 5.37% of average earning assets during the three- and six-month periods in 1998, respectively. The increases from the comparable periods of 1997 were principally the result of an increase in loan fees. Such fees totaled $1,656,000 and $974,000 during the three months ended June 30, 1998 and 1997, respectively. During the six-month periods, loan fees totaled $2,907,000 in 1998 and $1,754,000 in 1997.

Increases in Portfolio Loans as a percent of average earning assets also contributed to the increase in tax equivalent net interest income as a percent of average earning assets. Portfolio Loans comprised 81% of earning assets during the both the three- and six-month periods in 1998 compared to 75% during the comparable periods in 1997.


PROVISION FOR LOAN LOSSES The provision for loan losses was $670,000 and $1,303,000 during the three- and six-month periods ended June 30, 1998, respectively. The increases in the provision from $321,000 and $642,000 during the comparable periods in 1997 principally reflect the increase in total loans. (See "Asset quality.")


NON-INTEREST INCOME Non-interest income totaled $3,371,000 and $5,999,000 during the three- and six-month periods ended June 30, 1998, respectively. The increases from $1,926,000 and $3,662,000 during the comparable periods of 1997 principally reflect increases in net gains on the sale of real estate mortgage loans. The revenues associated with deposit account promotions and the Banks' title insurance agency contributed to the increase in non-interest income during both periods. The purchase of FHF also contributed to the increase in non-interest income during the three months ended June 30, 1998. (See "Acquisitions.")

                                          Three months ended                     Six months ended
                                               June 30,                              June 30,
                                        1998              1997               1998              1997
                                  ----------------------------------   -----------------------------------

Real estate mortgage loans
  originated                          $131,295,000      $65,284,000        $250,125,000       $109,535,000
Real estate mortgage loan sales         71,418,000       21,490,000         128,932,000         39,967,000
Real estate mortgage loan
  servicing rights sold                  8,117,000        4,449,000          35,490,000          9,606,000
Net gains on the sale of real
  estate mortgage loans                  1,048,000          408,000           1,955,000            836,000
Net gains as a percent of real
  estate mortgage loans sold                  1.47%            1.90%               1.52%              2.09%

Net gains on the sale of real estate mortgage loans totaled $1,048,000 and $1,955,000 during the three- and six-month periods in 1998, respectively. The increases from $408,000 and $836,000 during the comparable periods of 1997 are largely the result of an increase in loans sold. A

$95,000 gain relating to a bulk sale of servicing rights also contributed to the increase in net gains during the six-month period in 1998. The decline in net gains as a percent of loans sold may be largely attributed to a decrease in the portion of loans sold that have been underwritten pursuant to government guarantees.

The Banks capitalized approximately $756,000 and $197,000 of related servicing rights during the six-month periods ended June 30, 1998 and 1997, respectively. Amortization of capitalized servicing rights for those periods was $152,000 and $56,000, respectively. The fair value of capitalized servicing rights approximated the book value of $1,079,000 at June 30, 1998, and therefore, no valuation allowance was considered necessary. The capitalized servicing rights relate to approximately $222.0 million of loans sold and serviced at June 30, 1998.

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

NON-INTEREST EXPENSE Non-interest expense totaled $11,369,000 and $21,700,000 during the three- and six-month periods in 1998, respectively. Costs associated with the origination of real estate mortgage loans and the Banks' title insurance agency account for the majority of the increase from $9,005,000 and $17,293,000 during the comparable periods of 1997. Marketing costs related with certain promotions contributed to the increase in non-interest expense during both the three- and six-month periods and the acquisition of FHF. also contributed to the increase in non-interest expense during the most recent three-month period.


                                  ACQUISITIONS

On April 17, 1998, the Registrant purchased the outstanding capital stock of First Home Financial, Inc. ("FHF"), an originator of manufactured home loans. FHF operates as a subsidiary of one the Banks and Management expects that the majority of the loans originated by FHF will be sold to non-affiliated banks and finance companies.

Aggregate consideration consisted of 69,000 shares of common stock with an aggregate value of $1,783,000. The transaction has been accounted for as a purchase. Goodwill totaled approximately $2.0 million and is being amortized over 15 years. The consolidated results of operation include FHF's revenues and expenses, including the amortization of goodwill, totaling $384,000 and $289,000, respectively.


On June 12, 1998, one of the Banks purchased the real and personal property and assumed the deposit liabilities associated with two offices of Great Lakes National Bank. On that date, such deposits totaled $18.3 million and the Bank recorded an intangible asset of $1.3 million which is being amortized over 10 years.

                   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS #133") in June 1998.

SFAS #133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of those derivatives will depend upon the use of those derivatives and whether or not it qualifies for hedge accounting..

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application allowed and is to be applied prospectively. Management has not yet evaluated the impact of the implementation of this statement.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant has occurred since December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Registrant's Annual Meeting of Shareholders was held on April 21, 1998. As described in the Registrant's proxy statement, dated March 13, 1998, matters to be considered at that meeting were:

         (1)  Election of two incumbent nominees to the board of directors

              Both nominees were nominated to serve three-year terms expiring in 2001. Tabulation in the election of directors is set forth below.

                                                                               Broker Non-Votes
               Nominee                      Votes FOR         Votes AGAINST    and Abstentions
               -------                      ---------         -------------    ---------------
               Charles A. Palmer            5,961,894              0               25,332
               Charles C. Van Loan          5,965,850              0               21,377

               Directors whose term of office as a director continued after the meeting were Robert J. Leppink, Arch V. Wright, Jr., Keith
               E. Bazaire, Terry L. Haske, and Thomas F. Kohn.

Item 6.  Exhibits & Reports on Form 8-K

    (a)  Exhibit Number & Description
         11.  Computation of Earnings per share
         27.  Financial Data Schedule

    (b)  Reports on Form 8-K
         During the quarter ended June 30, 1998, there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 12, 1998           By       s/William R. Kohls
    --------------------------          ---------------------------------------
                                         William R. Kohls, Principal Financial
                                                       Officer

Date      August 12, 1998           By       s/James J. Twarozynski
    --------------------------          ----------------------------------------
                                               James J. Twarozynski, Principal
                                                       Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------
    11                  Computation of Earnings Per Share
    27                  Financial Data Schedule