Form 10-Q
period 1998-09-30
INDEPENDENT BANK CORP /MI/
filed 1998-11-12
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

Commission file number   0-7818

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                                       38-2032782
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
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   YES    X         NO
                                                       --------        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at November 12, 1998
----------------------------------  --------------------------------------------
 Common stock, par value $1                            7,375,282

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                          Page
                                                                       Number(s)
                                                                       ---------
PART I - Financial Information

Item 1.  Consolidated Statements of Financial Condition
           September 30, 1998 and December 31, 1997                         2

         Consolidated Statements of Operations
           Three- and nine-month periods ended September 30, 1998 and 1997  3

         Consolidated Statements of Cash Flows
           Nine-month periods ended September 30, 1998 and 1997             4

         Consolidated Statements of Shareholders' Equity
           Nine-month periods ended September 30, 1998 and 1997             5

         Notes to Interim Consolidated Financial Statements
           Three- and nine-month periods ended September 30, 1998 and 1997  6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         18

PART II- Other Information

Item 6.  Exhibits & Reports on Form 8-K                                     19

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                               September 30,    December 31,
                                                                                   1998            1997
                                                                            ---------------- ----------------
Assets                                                                         (unaudited)
                                                                            ---------------- ----------------
Cash and due from banks                                                     $     30,453,000 $     30,371,000
Securities available for sale                                                    103,380,000      110,769,000
Securities held to maturity (Fair value of $20,173,000 at September
  30, 1998; $23,354,000 at December 31, 1997)                                     19,427,000       22,525,000
Federal Home Loan Bank stock, at cost                                             12,589,000       12,489,000
Loans held for sale                                                               32,392,000       21,754,000
Loans
  Commercial and agricultural                                                    228,273,000      199,098,000
  Real estate mortgage                                                           434,188,000      416,689,000
  Installment                                                                    134,916,000      128,391,000
                                                                            ---------------- ----------------
                                                               Total Loans       797,377,000      744,178,000
  Allowance for loan losses                                                       (9,256,000)      (7,670,000)
                                                                            ---------------- ----------------
                                                                 Net Loans       788,121,000      736,508,000
Property and equipment, net                                                       24,895,000       21,067,000
Accrued income and other assets                                                   33,162,000       28,334,000
                                                                            ---------------- ----------------
                                                              Total Assets  $  1,044,419,000 $    983,817,000
                                                                            ================ ================
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                      $     96,075,000 $     88,546,000
  Savings and NOW                                                                353,410,000      339,594,000
  Time                                                                           327,453,000      272,340,000
                                                                            ---------------- ----------------
                                                            Total Deposits       776,938,000      700,480,000
Federal funds purchased                                                           24,650,000       28,000,000
Other borrowings                                                                 143,016,000      167,185,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                      17,250,000       17,250,000
Accrued expenses and other liabilities                                            14,574,000       11,386,000
                                                                            ---------------- ----------------
                                                         Total Liabilities       976,428,000      924,301,000
                                                                            ---------------- ----------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  7,375,282 shares at September 30, 1998
    and 4,586,733 shares at December 31, 1997                                      7,375,000        4,587,000
  Capital surplus                                                                 37,518,000       30,011,000
  Retained earnings                                                               21,058,000       23,243,000
  Accumulated other comprehensive income                                           2,040,000        1,675,000
                                                                            ---------------- ----------------
                                                Total Shareholders' Equity        67,991,000       59,516,000
                                                                            ---------------- ----------------

                                Total Liabilities and Shareholders' Equity  $  1,044,419,000 $    983,817,000
                                                                            ================ ================



See notes to interim consolidated financial statements.

                      Consolidated Statements of Operations

                                                        Three Months Ended              Nine Months Ended
                                                            September 30,                September 30,
                                                        1998           1997           1998            1997
                                                    ------------- --------------   -------------- --------------
                                                            (unaudited)                    (unaudited)
                                                    ----------------------------   -----------------------------
Interest Income
  Interest and fees on loans                        $  19,709,000 $   17,173,000   $  57,238,000  $   47,937,000
  Securities
    Taxable                                             1,230,000      1,895,000       4,047,000       6,318,000
    Tax-exempt                                            727,000        682,000       1,941,000       2,002,000
  Other investments                                       278,000        251,000         777,000         745,000
                                                    ------------- --------------   -------------  --------------
                            Total Interest Income      21,944,000     20,001,000      64,003,000      57,002,000
                                                    ------------- --------------   -------------  --------------
Interest Expense
  Deposits                                              6,630,000      5,699,000      18,581,000      16,749,000
  Other borrowings                                      2,897,000      3,298,000       9,001,000       8,895,000
                                                    ------------- --------------   -------------  --------------
                           Total Interest Expense       9,527,000      8,997,000      27,582,000      25,644,000
                                                    ------------- --------------   -------------  --------------
                              Net Interest Income      12,417,000     11,004,000      36,421,000      31,358,000
Provision for loan losses                                 915,000        461,000       2,218,000       1,103,000
                                                    ------------- --------------   -------------  --------------
                        Net Interest Income After
                        Provision for Loan Losses      11,502,000     10,543,000      34,203,000      30,255,000
                                                    ------------- --------------   -------------  --------------
Non-interest Income
  Service charges on deposit accounts                   1,066,000        822,000       2,869,000       2,273,000
  Net gains on asset sales
    Real estate mortgage loans                          1,219,000        587,000       3,174,000       1,423,000
    Securities                                                            92,000         145,000         166,000
  Other income                                          1,421,000        660,000       3,517,000       1,961,000
                                                    ------------- --------------   -------------  --------------
                        Total Non-interest Income       3,706,000      2,161,000       9,705,000       5,823,000
                                                    ------------- --------------   -------------  --------------
Non-interest Expense
  Salaries and employee benefits                        6,689,000      5,178,000      19,030,000      14,857,000
  Occupancy, net                                          850,000        700,000       2,301,000       2,046,000
  Furniture and fixtures                                  621,000        608,000       1,870,000       1,656,000
  Other expenses                                        3,445,000      3,019,000      10,104,000       8,239,000
                                                    ------------- --------------   -------------  --------------
                       Total Non-interest Expense      11,605,000      9,505,000      33,305,000      26,798,000
                                                    ------------- --------------   -------------  --------------

                 Income Before Federal Income Tax       3,603,000      3,199,000      10,603,000       9,280,000
Federal income tax expense                              1,021,000        924,000       3,049,000       2,677,000
                                                    ------------- --------------   -------------  --------------
                                       Net Income   $   2,582,000 $    2,275,000   $   7,554,000  $    6,603,000
                                                    ============= ==============   =============  ==============
Net Income Per Share
  Basic                                             $         .35 $          .32   $        1.03  $          .92
  Diluted                                                     .35            .31            1.02             .91
Dividends Per Common Share
  Declared                                          $        .124 $         .112   $        .371  $         .336
  Paid                                                       .124           .112            .365            .328




 See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                   1998            1997
                                                                              --------------- --------------
                                                                                       (unaudited)
                                                                              ------------------------------
Net Income                                                                    $     7,554,000   $  6,603,000
                                                                              ---------------   ------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                    199,546,000     69,684,000
    Disbursements for loans held for sale                                        (207,010,000)   (72,698,000)
    Provision for loan losses                                                       2,218,000      1,103,000
    Deferred loan fees                                                                187,000        454,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             3,328,000      3,064,000
    Net gains on sales of securities                                                 (145,000)      (166,000)
    Net gains on sales of real estate mortgage loans                               (3,174,000)    (1,423,000)
    (Increase) decrease in accrued income and other assets                         (3,722,000)       652,000
    Increase in accrued expenses and other liabilities                              3,209,000        327,000
                                                                              ---------------   ------------
                                                           Total Adjustments       (5,563,000)       997,000
                                                                              ---------------   ------------
                                          Net Cash from Operating Activities        1,991,000      7,600,000
                                                                              ---------------   ------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                           4,882,000     49,844,000
  Proceeds from the maturity of securities available for sale                       5,477,000      2,702,000
  Proceeds from the maturity of securities held to maturity                         1,970,000      2,756,000
  Principal payments received on securities available for sale                     15,742,000      8,479,000
  Principal payments received on securities held to maturity                        1,223,000        562,000
  Purchases of securities available for sale                                      (18,328,000)   (47,283,000)
  Portfolio loans purchased                                                                      (29,758,000)
  Principal payments on portfolio loans purchased                                  12,264,000      2,572,000
  Portfolio loans made to customers, net of principal payments received           (66,253,000)   (83,705,000)
  Acquisition of business, less cash received                                       1,459,000
  Acquisition of branches, less cash received                                      16,168,000
  Capital expenditures                                                             (5,225,000)    (3,892,000)
                                                                              ---------------   ------------
                                          Net Cash from Investing Activities      (30,621,000)   (97,723,000)
                                                                              ---------------   ------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                   58,147,000      8,599,000
  Net increase (decrease) in short-term borrowings                                (11,134,000)    18,635,000
  Proceeds from Federal Home Loan Bank advances                                    60,115,000     87,000,000
  Payments of Federal Home Loan Bank advances                                     (75,000,000)   (48,000,000)
  Retirement of long-term debt                                                     (1,500,000)    (1,500,000)
  Dividends paid                                                                   (2,674,000)    (2,356,000)
  Proceeds from issuance of common stock                                              758,000        525,000
                                                                              ---------------   ------------
                                          Net Cash from Financing Activities       28,712,000     62,903,000
                                                                              ---------------   ------------
                        Net Increase (Decrease) in Cash and Cash Equivalents           82,000    (27,220,000)
Cash and Cash Equivalents at Beginning of Period                                   30,371,000     50,631,000
                                                                              ---------------   ------------
                                  Cash and Cash Equivalents at End of Period  $    30,453,000   $ 23,411,000
                                                                              ===============   ============

Cash paid during the period for
  Interest                                                                    $    26,465,000   $ 25,919,000
  Income taxes                                                                      4,000,000      2,743,000
Transfer of loans to other real estate                                                399,000        344,000

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  1998            1997
                                                                             --------------  --------------
                                                                                       (unaudited)
                                                                             ------------------------------
Balance at beginning of period                                               $   59,516,000  $   51,836,000
  Net income                                                                      7,554,000       6,603,000
  Cash dividends declared                                                        (2,727,000)     (2,413,000)
  Issuance of common stock                                                        3,283,000       1,148,000
  Net change in unrealized gain on securities
    available for sale, net of related tax effect (note 4)                          365,000         427,000
                                                                             --------------  --------------
Balance at end of period                                                     $   67,991,000  $   57,601,000
                                                                             ==============  ==============























See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 1998 and December 31, 1997, and the results of operations for the nine-month periods ended September 30, 1998 and 1997.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $6,592,000 at September 30, 1998, and $5,386,000 at December 31, 1997. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

   Comprehensive income for the three-month and the nine-month periods ending September 30 follows:

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                              1998              1997            1998            1997
                                            -------------   -------------   -------------  -------------
      Net income                            $   2,582,000   $   2,275,000   $   7,554,000  $   6,603,000
      Net change in unrealized gain
        on securities available for sale,
        net of related tax effect                 487,000         482,000         365,000        427,000
                                            -------------   -------------   -------------  -------------
      Comprehensive income                  $   3,069,000   $   2,757,000   $   7,919,000  $   7,030,000
                                            =============   =============   =============  =============


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

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ending, September 30 follows:

                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                              1998           1997            1998          1997
                                                          -------------  --------------  ------------- -------------
       Basic earnings per share
         Net income                                       $   2,582,000  $    2,275,000  $   7,554,000 $   6,603,000
                                                          =============  ==============  ============= =============
         Shares outstanding                                   7,373,000       7,195,000      7,330,000     7,181,000
                                                          =============  ==============  ============= =============
         Per share amount                                 $         .35  $          .32  $        1.03 $         .92
                                                          =============  ==============  ============= =============

       Diluted earnings per share
         Net income                                       $   2,582,000  $    2,275,000  $   7,554,000 $   6,603,000
                                                          =============  ==============  ============= =============
         Shares outstanding                                   7,373,000       7,195,000      7,330,000     7,181,000
         Effect of dilutive securities - stock options           77,000         111,000         86,000        93,000
                                                          -------------  --------------  ------------- -------------
                                                              7,450,000       7,306,000      7,416,000     7,274,000
                                                          =============  ==============  ============= =============
         Per share amount                                 $         .35  $          .31  $        1.02 $         .91
                                                          =============  ==============  ============= =============

7. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


                               FINANCIAL CONDITION

SUMMARY Assets totaled $1,044.4 million at September 30, 1998. The $60.6 million increase from $983.8 million at December 31, 1997, principally reflects increases in total loans as well as loans held for sale. (See "Non-interest income.") The increase in total assets was funded with a $76.5 million increase in deposits as well as an increase in shareholders' equity.

Loans, excluding loans held for sale ("Portfolio Loans") totaled $797.4 million at September 30, 1998. An increase in commercial and agricultural loans account for 55% of $53.2 million increase in Portfolio Loans during the nine-month period. The increase in such loans may be partially attributed to customer dislocation associated with the consolidation of competing banks with larger regional banking holding companies.

Deposits totaled $776.9 million and $700.5 million at September 30, 1998 and December 31, 1997, respectively. The increase in deposits principally reflects an increase in brokered certificates of deposits ("Brokered CDs") as well as the purchase of two offices from Great Lakes National Bank during the most recent quarter. (See "Deposits and borrowings" and "Acquisitions.") During the nine-month period, federal funds purchased and other borrowings declined by $3.4 million and $24.2 million, respectively.


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

   SECURITIES

                                                               Unrealized
                                       Amortized        --------------------------       Fair
                                         Cost             Gains           Losses         Value
                                       ---------       -----------     -----------    ----------
                                                             (in thousands)

   Securities available for sale
     September 30, 1998                $100,289         $3,170           $  79        $103,380
     December 31, 1997                  108,231          2,775             237         110,769

   Securities held to maturity
     September 30, 1998               $  19,427        $   756           $  10        $ 20,173
     December 31, 1997                   22,525            838               9          23,354

The sale of securities available for sale is dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. As a result of such ongoing evaluations, the Banks sold securities with an aggregate market value of approximately $4.9 million during the nine-month period ended September 30, 1998, compared to $49.8 million during the comparable period in 1997. The Banks realized net gains on the sale of such securities totaling $145,000 and $166,000 during the nine months ended September 30, 1998 and 1997, respectively. A portion of the proceeds from the sale or maturity of securities has been utilized to fund increases in Portfolio Loans.

SALES OF SECURITIES AVAILABLE FOR SALE


                                      Three months ended                    Nine months ended
                                         September 30,                        September 30,
                                   1998               1997              1998              1997
                              ----------------   ---------------   ----------------  ----------------

        Proceeds                                     $23,422,000        $4,882,000        $49,844,000
                              ===============    ===============   ===============    ===============

        Gross gains                                     $120,000          $145,000           $234,000
        Gross losses                                     (28,000)                             (68,000)
                              ---------------    ---------------   ---------------    ---------------
         Net Gains (losses)                            $  92,000          $145,000           $166,000
                              ===============    ===============   ===============    ===============

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

In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and purchase residential real estate mortgage loans from third-party originators.

Non-performing loans totaled $6,592,000 at September 30, 1998, compared to $5,386,000 at December 31, 1997. Residential real estate mortgage loans account for approximately 65% of the $1,206,000 increase in non-performing loans. Management does not believe that the increase in non-performing loans at September 30, 1998, reflects a material increase in credit risk associated with Portfolio Loans.


          NON-PERFORMING ASSETS
                                                                September 30,        December 31,
                                                                    1998                 1997
                                                              ----------------    -----------------
          Non-accrual loans                                        $4,588,000           $3,298,000
          Loans 90 days or more past due and
            still accruing interest                                 1,837,000            1,904,000
          Restructured loans                                          167,000              184,000
                                                              ---------------     ----------------
                           Total non-performing loans               6,592,000            5,386,000
          Other real estate                                           655,000              331,000
                                                              ---------------     ----------------
                          Total non-performing assets              $7,247,000           $5,717,000
                                                              ===============     ================

          As a percent of Portfolio Loans
            Non-performing loans                                     0.83 %                0.72 %
            Non-performing assets                                    0.91                  0.77
          Allowance for loan losses as a percent of
            Portfolio Loans                                          1.16                  1.03
          Allowance for loan losses as a percent of
            non-performing loans                                      140                   142


Impaired loans totaled approximately $3,700,000 at September 30, 1998. At that same date, certain impaired loans with a balance of approximately $1,600,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $300,000. The Banks' average investment in impaired loans was approximately $3,600,000, for the nine-month period ending September 30, 1998. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans for that nine-month period was approximately $95,000.

Loans charged against the allowance for loan losses, net of recoveries, totaled $632,000 during the nine months ended September 30, 1998, compared to $734,000 during the comparable period of 1997. Annualized net loan losses were equal to
 .12% and .15% of average loans during the respective nine-month periods of 1998 and 1997.



           ALLOWANCE FOR LOAN LOSSES
                                                                        Nine months ended
                                                                          September 30,
                                                                      1998              1997
                                                                 ---------------    --------------
           Balance at beginning of period                            $7,670,000        $6,960,000
           Additions (deduction)
             Provision charged to operating expense                   2,218,000         1,103,000
             Recoveries credited to allowance                           497,000           455,000
             Loans charged against the allowance                     (1,129,000)       (1,189,000)
                                                                 --------------     -------------
           Balance at end of period                                  $9,256,000        $7,329,000
                                                                 ==============     =============

          Net loans charged against the allowance to
            average Portfolio Loans (annualized)                          0.12%             0.15%

Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. (See "Provision for loan losses.") Application of Management's established methodology resulted in an allocation of 39% of the allowance for loan losses to specific loans and loan portfolios at September 30, 1998. In addition, Management allocated an amount equal to approximately 4% of the allowance to reflect potential credit risk associated with the Year 2000 issue. (See "Year 2000.") At December 31, 1997, 45% of the allowance was allocated to specific loans and loan portfolios. There was no consideration of risk relating to the Year 2000 issue at that date.

          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        September 30, 1998                 December 31, 1997
                                 ---------------------------------  ---------------------------------
                                                    Percent of                         Percent of
                                   Allowance         Loans to         Allowance         Loans to
                                    Amount          Total Loans        Amount          Total Loans
                                 --------------   ----------------  --------------   ----------------
          Commercial and
            agricultural            $2,511,000          28.6%          $2,200,000          26.8%
          Real estate mortgage         353,000          54.5              322,000          56.0
          Installment                  760,000          16.9              892,000          17.2
          Unallocated(1)             5,632,000                          4,256,000
                                 -------------    ----------------  --------------   ----------------
                       Total        $9,256,000         100.0%          $7,670,000        100.0%
                                 ==============   ================  ==============   ================

          (1)Unallocated includes $350,000 that has been separately allocated in consideration of the Year 2000 issue

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, Management employs pricing tactics that are intended to enhance the value of core deposits and the Banks' have implemented funding strategies that incorporate other borrowings and Brokered CDs to finance a portion of the Portfolio Loans. The use of such alternate sources of funds is also an integral part of the Banks' asset/liability management efforts.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $143.0 million at September 30, 1998, from $167.2 million at December 31, 1997.

To diversify the Banks' funding sources, the Banks also employ Brokered CDs. Brokered CDs totaled $47.7 million and $14.4 million at September 30, 1998 and December 31, 1997, respectively.


                                                 September 30, 1998                December 31, 1997
                                           -------------------------------- ---------------------------------
                                                      Average     Average              Average     Average
                                             Amount   Maturity     Rate      Amount    Maturity     Rate
                                             ------   --------     ----      ------    --------     -----
Brokered CDs                                 $47,710  1.2 years    5.56%      $14,375  0.1 years     5.91%
Fixed rate FHLB advances                      90,569  2.4 years    5.73        78,954  1.3 years     5.98
Variable rate FHLB advances                   43,500  0.8 years    5.61        67,000  1.0 years     5.74


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

         CAPITALIZATION

                                                                  September 30,    December 31,
                                                                      1998               1997
                                                                ------------------ -----------------
         Unsecured debt                                               $10,500,000       $12,000,000
         Preferred Securities                                          17,250,000        17,250,000
         Shareholders' Equity
           Preferred stock, no par value
           Common Stock, par value $1.00 per share                      7,375,000         4,587,000
           Capital surplus                                             37,518,000        30,011,000
           Retained earnings                                           21,058,000        23,243,000
           Accumulated other comprehensive income                       2,040,000         1,675,000
                                                                      -----------       -----------
                   Total shareholders' equity                          67,991,000        59,516,000
                                                                      -----------       -----------
                   Total capitalization                               $95,741,000       $88,766,000
                                                                      ===========       ===========


Shareholders' equity totaled $68.0 million at September 30, 1998. In addition to the retention of earnings, the $8.5 million increase from $59.5 million at December 31, 1997, reflects the issuance of common stock in conjunction with the purchase of First Home Financial, Inc. as well as various equity-based incentive compensation plans. (See "Acquisitions.") Shareholders' equity was equal to 6.51% of total assets at September 30, 1998, compared to 6.05% at December 31, 1997.

           CAPITAL RATIOS

                                                                 September 30, 1998       December 31, 1997
                                                               ------------------------ ----------------------
           Equity capital                                                6.51%                    6.05%
           Average shareholders equity to average assets(1)              6.39                     5.95
           Tier 1 leverage (tangible equity capital)                     6.26                     6.02
           Tier 1 risk-based capital                                     8.76                     8.76
           Total risk-based capital                                     10.01                     9.91

               (1) Based on year to date average balances for the respective periods

ASSET/LIABILITY MANAGEMENT Interest rate risk is created by differences in the pricing characteristics of the Banks' assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest rate risk. Management employs simulation analyses to evaluate potential changes in the Bank's net interest income and market value of portfolio equity that result from changes in interest rates. Such analyses further anticipate the changes in the rate of prepayment on certain assets and premature withdrawals of certificates of deposits that will accompany changes in interest rates. At September 30, 1998, each of the Banks was within established parameters for interest-rate risk.

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

Derivative financial instruments are employed to reduce the cost of alternate funding sources and to manage the Banks' exposure to changes in interest rates. At September 30, 1998 and December 31, 1997, the Company employed interest rate caps, collars and swaps with a notional amount of $74.0 million and $38.0 million, respectively. Derivative financial instruments at September 30, 1998, are set forth below.

DERIVATIVE FINANCIAL INSTRUMENTS


                         NOTIONAL        AVERAGE        CAP        FLOOR      FIXED      ANNUAL       AMORTIZED       FAIR
TYPE                      AMOUNT        MATURITY       STRIKE     STRIKE       PAY        COST          COST          VALUE
---------------------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Interest rate caps         $26,500        1.5 years    6.70%                             .26%          $110           $10
Interest rate collars       10,000        1.9          6.42         5.71%                                            (182)
Interest rate swaps         37,500        3.6                                 5.56%                                  (707)

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,582,000 and $2,275,000 during the three months ended September 30, 1998 and 1997, respectively. During the nine-month periods of 1998 and 1997, net income totaled $7,554,000 and $6,603,000, respectively. The double-digit increases in earnings during these periods are principally the result of increases in net interest income and non-interest income. Such increases in revenue were, however, partially offset by increases in non-interest expense, the provision for loan losses and federal income tax expense.

Key performance ratios for the nine-month periods ended September 30, 1998 and 1997, are set forth below.

           KEY PERFORMANCE RATIOS

                                                              Three months                  Nine months
                                                           ended September 30,          ended September 30,
                                                           1998         1997            1998          1997
                                                        --------------------------  ----------------------------
           Net income to
             Average assets                                 0.99%        0.94%          1.00%          0.95%
             Average equity                                15.32        15.83          15.71          16.14

           Earnings per common share
             Basic                                          $.35         $.32          $1.03           $.92
             Diluted                                         .35          .31           1.02            .91

           Cash basis income to(A)
             Average tangible assets                        1.15%        1.09%          1.16%          1.11%
             Average tangible equity                       24.58        25.99          24.84          27.30

           Cash basis income per share(A)
             Basic                                          $.40         $.36          $1.17          $1.05
             Diluted                                         .40          .35           1.15           1.03

        (A) Cash basis financial data exclude intangible assets and the related amortization expense

NET INTEREST INCOME Tax equivalent net interest income totaled $12,823,000 and $37,528,000 during the three- and nine-months periods ended September 30, 1998, respectively. Increases in tax equivalent net interest income from the comparable periods of 1997 are principally the result of increases in average earning assets as well as an increase in loan fees.

    NET INTEREST INCOME AND SELECTED RATIOS

                                                             Three months               Nine months
                                                         ended September 30,        ended September 30,
                                                          1998         1997          1998         1997
                                                       -----------  ------------  -----------  ------------
    Average earning assets (in thousands)               $963,886     $887,567      $935,736     $857,049
    Tax equivalent net interest income                    12,823       11,361        37,528       32,049

    As a percent of average earning assets
        Tax equivalent interest income                      9.23 %       9.10 %        9.29 %       9.05 %
        Interest expense                                    3.92         4.02          3.94         4.00
        Tax equivalent net interest income                  5.31         5.08          5.35         5.05

    Average earning assets as a
      percent of average assets                            92.91 %      92.87 %       93.05 %      92.52 %

    Free-funds ratio                                       10.59 %       9.23 %       10.33 %       8.72 %

Increases in average earning assets during both the three- and nine-month periods principally reflect implementation of the Banks' balance sheet management strategies. (See "Liquidity and capital resources.")

Tax equivalent net interest income was equal to 5.31% and 5.35% of average earning assets during the three- and nine-month periods in 1998, respectively. The increases from the comparable periods of 1997 were principally the result of an increase in loan fees. Such fees totaled $1,629,000 and $1,092,000 during the three months ended September 30, 1998 and 1997, respectively. During the nine-month periods, loan fees totaled $4,536,000 in 1998 and $2,846,000 in 1997. Excluding the impact of such loan fees, tax equivalent net interest income would have been largely unchanged from 1997.

Increases in Portfolio Loans as a percent of average earning assets also contributed to the increase in tax equivalent net interest income as a percent of average earning assets. Portfolio Loans comprised 82% of earning assets during the three-month period in 1998 compared to 79% during 1997. During the nine-month periods of 1998 and 1997, Portfolio Loans were equal to 82% and 77% of average earning assets, respectively.


PROVISION FOR LOAN LOSSES The provision for loan losses was $915,000 and $2,218,000 during the three- and nine-month periods ended September 30, 1998, respectively. The increase in the provision from the comparable periods in 1997 principally reflects the increase in total loans as well as general economic uncertainty. (See "Asset quality.")


NON-INTEREST INCOME Non-interest income totaled $3,706,000 and $9,705,000 during the three- and nine-month periods ended September 30, 1998, respectively. The substantial increases in non-interest income from the comparable periods of 1997 principally reflect increases in net gains on the sale of real estate mortgage loans. The revenues associated with deposit account promotions, the Banks' title insurance agency and First Home Financial, Inc. also contributed to the increase in non-interest income. (See "Acquisitions.")

                                         Three months ended                    Nine months ended
                                             September 30,                        September 30,
                                        1998              1997               1998              1997
                                  ----------------------------------   -----------------------------------
Real estate mortgage loans
  originated                          $110,373,000      $77,884,000        $360,498,000       $187,419,000
Real estate mortgage loan
  sales                                 68,003,000       28,547,000         196,935,000         68,515,000
Real estate mortgage loan
  servicing rights sold                 11,313,000        6,520,000          46,803,000         16,126,000
Net gains on the sale of real
  estate mortgage loans                  1,219,000          587,000           3,174,000          1,423,000
Net gains as a percent of real
  estate mortgage loans sold                  1.79%            2.06%               1.61%              2.08%

Net gains on the sale of real estate mortgage loans totaled $1,219,000 and $3,174,000 during the three- and nine-month periods in 1998, respectively. The increases from $587,000 and $1,423,000 during the comparable periods of 1997 principally reflect an increase in loans sold. The decline in net gains as a percent of loans sold may be largely attributed to a decrease in the proportion of loans sold that have been underwritten pursuant to government guarantees.

The Banks capitalized approximately $1,111,000 and $340,000 of related servicing rights during the nine-month periods ended September 30, 1998 and 1997, respectively. Amortization of capitalized servicing rights for those periods was $233,000 and $90,000, respectively. The fair value of capitalized servicing rights approximated the book value of $1,491,000 at September 30, 1998, and therefore, no valuation allowance was considered necessary. The capitalized servicing rights relate to approximately $260 million of loans sold and serviced at September 30, 1998.

The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans. During the nine months ended September 30, 1998, approximately 60% of such loans represent the refinancing of existing obligations and, accordingly, the volume of loans sold is dependent upon the absolute level of such refinancing activity. The volume of loans sold is also a function of the relative demand for fixed-rate obligations and other loans that the Banks cannot profitably fund within established interest-rate risk parameters. (See "Asset/liability management.") Net gains on real estate mortgage loans are also contingent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.


NON-INTEREST EXPENSE Non-interest expense totaled $11,605,000 and $33,305,000 during the three- and nine-month periods ended September 30, 1998. Management estimates that approximately 25% of the increase in non-interest expense from the respective periods in 1997 reflect commissions and other variable costs associated with the increased volumes of real estate mortgage lending.

Costs associated with the operation of the Banks' title insurance agency and First Home Financial, Inc. totaled $548,000 and $1,085,000 during the three- and nine-month periods in 1998, respectively. During the corresponding periods of 1997, such costs totaled $99,000 and 245,000, respectively.

                                  ACQUISITIONS

On April 17, 1998, the Registrant purchased the outstanding capital stock of First Home Financial, Inc. ("FHF"), an originator of manufactured home loans. FHF operates as a subsidiary of one the Banks and Management expects that the majority of the loans originated by FHF will be sold to non-affiliated banks and finance companies.

Aggregate consideration consisted of 72,000 shares of common stock with an aggregate value of $1,783,000. The transaction has been accounted for as a purchase. Goodwill totaled approximately $2.0 million and is being amortized over 15 years. The consolidated results of operation include FHF's revenues and expenses, including the amortization of goodwill, totaling $384,000 and $289,000, respectively, since April 17, 1998.


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

SFAS #133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of those derivatives will depend upon the use of those derivatives and whether or not they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application allowed and is to be applied prospectively. Management has not yet evaluated the impact of the implementation of this statement.

YEAR 2000

The Year 2000 issue refers to computer-based operating systems that were originally designed to recognize calendar years by their last two digits. If not corrected, many computer applications may fail or produce erroneous data relating to the year 2000 and beyond.

The Registrant initiated the process of preparing its computer-based operating systems for the year 2000 during 1997 and formed a task force to address such issues. The Year 2000 task force has implemented a Year 2000 plan (the "Plan") and reports its progress to the board of directors quarterly. The Plan contains requirements for assessing the impact of the Year 2000 on critical computer-based operating systems and for modifying, replacing and testing such systems so that they will function properly with respect to dates in the year 2000 and thereafter. Additionally, the Banks' have initiated formal discussion with its significant commercial loan customers to determine the extent to which their computer-based operating systems are Year 2000 compliant.

A significant portion of the Registrant's Year 2000 issue relates to its core data processing application which is provided by a third party service provider, M&I Data Services. The Registrant completed its conversion to M&I Data Services Year 2000 compliant application software during October 1998.

The Registrant has not identified any non-compliant systems for which a solution is not available and which would impair the Registrant's business operations. Costs incurred to date have not been material and relate primarily to the replacement of fully depreciated non-compliant personal computer equipment. Furthermore, Management does not anticipate that the costs to make its operating systems Year 2000 compliant will have a material impact on the consolidated financial statements. A significant portion of the costs that will be incurred to make our systems Year 2000 compliant will represent an acceleration of expenditures that would otherwise have been made during subsequent periods to replace or upgrade systems that will become obsolete or otherwise inadequate to meet the Registrant's growing technology needs. Management anticipates that all material non-compliant operating systems will be replaced and that most of the testing of such systems will be completed by December 31, 1998. It is anticipated that the remainder of the testing will be completed during the first quarter of 1999.

While the Registrant is not aware of any Year 2000 problems for which a solution is not available, other unanticipated issues could arise and there can be no assurance that actual results will be comparable to expected results. These unanticipated issues may include the ability to identify and correct all relevant computer codes, the availability and cost of trained personnel, the impact of Year 2000 on our customers and other uncertainties.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant has occurred since December 31, 1997.

Item 6.  Exhibits & Reports on Form 8-K

    (a)  Exhibit Number & Description
         11.  Computation of Earnings per share
         27.  Financial Data Schedule

    (b)  Reports on Form 8-K
         During the quarter ended September 30, 1998, there were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date       November 12, 1998           By       s/William R. Kohls
    --------------------------------     ---------------------------------------
                                           William R. Kohls, Principal Financial
                                                   Officer

Date       November 12, 1998           By     s/James J. Twarozynski
    --------------------------------     ---------------------------------------
                                              James J. Twarozynski, Principal
                                                      Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------

    11                   Computation Of Earnings Per Share

    27                   Financial Data Schedule