Form 10-K
period 1998-12-31
INDEPENDENT BANK CORP /MI/
filed 1999-03-30
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 1998 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from          to
                                          ----------  ----------

Commission file Number                0-7818
                      ----------------------------------------------------------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         MICHIGAN                                              38-2032782
----------------------------                            ------------------------
(State or other jurisdiction                                (I.R.S. employer
       of incorporation)                                   identification no.)


230 W. Main St., P.O. Box 491, Ionia, Michigan                    48846
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (616)    527-9450
                                                  ------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No___

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

                  Common Stock, $1.00 Par Value - $125,368,313
--------------------------------------------------------------------------------
(Based on $18.75 per common share, the last reported sales price on The Nasdaq Stock Market on March 16, 1999. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock, $1.00 par value - 7,426,991 shares at March 16, 1999

Documents incorporated by reference
Portions of the Registrant's definitive proxy statement, and appendix thereto dated March 17, 1999, relating to its April 20, 1999 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this form.

                      The Exhibit Index appears on Page 21

Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Actual results could differ materially from those included in such forward-looking statements as a result of, among other things, the factors included in or incorporated by reference in this Report, general and certain economic and business factors, which may be beyond the control of the Registrant. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

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

The following table shows each of the Banks and their total loans and deposits as of December 31, 1998:

                                        Main
                                       Office             Total         Total
Bank                                  Location           Deposits       Loans
----                                  --------         ------------   ------------
Independent Bank                        Ionia          $279,421,000   $260,643,000

Independent Bank
  West Michigan                       Rockford          214,011,000    245,071,000

Independent Bank
  South Michigan                       Leslie           140,355,000    144,207,000

Independent Bank
  East Michigan                         Caro            201,888,000    212,424,000

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

On November 7, 1996, the Registrant formed IBC Capital Finance, a Delaware statutory business trust ("IBC Capital"). IBC Capital's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees or officers of or affiliated with the Registrant. IBC Capital exists for the sole purposes of selling and issuing its preferred and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by the Registrant and certain related services. As a result, the sole assets of IBC Capital are the subordinated debentures of the Registrant.

The Banks transact business in the single industry segment of commercial banking. Most of the Banks' offices provide full-service lobby and drive-in services in the communities which they serve. Automatic teller machines are also provided at most locations.

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and deposit box services. The Banks' mortgage lending activities are conducted through separate mortgage bank subsidiaries formed during 1998. The Banks also offer title insurance services through a separate subsidiary. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the Banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their four main offices and a total of 56 branch and 11 loan production offices.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:

                                      1998       1997     1996
                                     ------     ------   ------
Interest and fees on loans            77.2%      76.6%    76.5%
Other interest income                  8.9       13.5     15.0
Non-interest income                   13.9        9.9      8.5
                                     -----      -----    -----
                                     100.0%     100.0%   100.0%
                                     =====      =====    =====

As of December 31, 1998, the Registrant and the Banks had 597 full-time employees and 198 part-time employees.

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

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve has determined to be closely related to banking or managing or controlling banks. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 streamlined the nonbanking activities application process for well capitalized and well managed bank holding companies.

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

Dividends. Subsidiary banks are subject to statutory restrictions on their ability to pay dividends to a bank holding company. In its policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over subsidiary banks are possessed by the FDIC. The "prompt corrective action" provisions of FDICIA impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, impose similar restrictions on their parent bank holding companies.

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
                                                                                           to total assets of 2% or
                                                                                           less

At December 31, 1998, each of the Banks' ratios exceeded minimum requirements for the well-capitalized category. (See note 16 to the 1998 consolidated financial statements on pages A-26 through A-27 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K.)

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

FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20 percent of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately
0.063 percent of deposits, while BIF members pay FICO assessments at a rate equal to approximately 0.013 percent of deposits. Between January 1, 2000, and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis.

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

Safety and Soundness Standards. Pursuant to FDICIA, the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.

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

In addition to the authorization of interstate banking discussed above, Michigan law permits banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Commissioner, banks may relocate their main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. To better serve their customers, the Banks have entered into interbank branching agreements, whereby each of the Banks may act as a branch of the other three banks.

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE
I.  (A)  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    (B)  INTEREST RATES AND INTEREST DIFFERENTIAL
    (C)  INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" on page A-3 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO

    (A) The following table sets forth the book value of securities at December 31:

                                                       1998      1997         1996
                                                     --------  --------     --------
                                                              (in thousands)
Held to maturity
  U.S. Government agencies                                     $    997     $  1,484
  States and political subdivisions                  $ 16,563    18,353       21,192
  Mortgage-backed securities                              996     2,785        3,688
  Other securities                                        790       390          390
                                                     --------  --------     --------
     Total                                           $ 18,349  $ 22,525     $ 26,754
                                                     ========  ========     ========

Available for sale
  U.S. Treasury                                      $  4,328  $   7,105    $ 27,722
  U.S. Government agencies                             11,040     15,492      21,159
  States and political subdivisions                    42,326     26,849      21,854
  Mortgage-backed securities                           31,194     53,147      57,528
  Other securities                                     10,627      8,176       8,589
                                                     --------  ---------    --------
     Total                                           $ 99,515  $ 110,769    $136,852
                                                     ========  =========    ========

   (B) The following table sets forth contractual maturities of securities at December 31, 1998 and the weighted average yield of such securities:


                                                                   Maturing             Maturing
                                                      Maturing     After One           After Five       Maturing
                                                       Within      But Within          But Within        After
                                                      One Year     Five Years          Ten Years        Ten Years
                                                   Amount  Yield  Amount  Yield       Amount  Yield  Amount    Yield
                                                  -------  -----  ------  -----      -------  -----  ------    -----
                                                                          (dollars in thousands)
Held to maturity
----------------
  States and political subdivisions               $ 3,202  9.52%  $10,854  9.49%     $ 1,897  9.38%  $   610     9.51%
  Mortgage-backed securities --
   guaranteed or issued by
   U.S. Government agencies                           194  7.00       453  8.22          215  8.69       134    10.03
  Other securities                                    600  5.66       190  6.50
                                                  -------         -------            -------         -------
    Total                                         $ 3,996  8.70%  $11,497  9.25%     $ 2,112  9.17%  $   744     9.46%
                                                  =======         =======            =======         =======

Tax equivalent adjustment
for calculations of yield                         $   107         $   360            $    62         $    20
                                                  =======         =======            =======         =======

Available for sale
------------------
  U.S. Treasury                                   $ 4,328  5.99%
  U.S. Government agencies                          5,001  6.32                      $ 6,039  6.44%
  States and political subdivisions                 1,450  9.80   $ 8,548  9.42%      12,229  8.12   $20,099     7.58%
  Mortgage backed securities
   Guaranteed or issued by U.S.
     Government agencies                            5,897  6.44    12,590  7.66        1,657  7.13     6,119     6.74
   Other mortgage-backed
     securities                                     1,055  6.97     1,941  6.88        1,935  6.45
  Other securities                                                  5,248  6.68                        5,379     6.91
                                                  -------         -------            -------         -------
  Total                                           $17,731  6.59%  $28,327  7.91%     $21,860  7.35%  $31,597     7.23%
                                                  =======         =======            =======         =======

Tax equivalent adjustment
 for calculations of yield                        $    50         $   282            $   347         $   533
                                                  =======         =======            =======         =======

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a tax equivalent basis assuming a marginal tax rate of 35% in 1998 and 1997 and 34% in 1996. The amount of the adjustment is as follows:

                                                           Tax-Exempt                         Rate on Tax
Held to maturity                                             Rate              Adjustment   Equivalent Basis
----------------                                           ----------          ----------   ----------------
 Under 1 year                                                6.19%                3.33%          9.52%
 1-5 years                                                   6.17                 3.32           9.49
 5-10 years                                                  6.10                 3.28           9.38
 After 10 years                                              6.18                 3.33           9.51


Available for sale
 Under 1 year                                                6.37%                3.43%          9.80%
 1-5 years                                                   6.12                 3.30           9.42
 5-10 years                                                  5.28                 2.84           8.12
 After 10 years                                              4.93                 2.65           7.58


III.     LOAN PORTFOLIO

    (A)  The following table sets forth loans outstanding at December 31:

                                              1998         1997         1996         1995       1994
                                           --------      --------    --------     --------   --------
                                                                 (in thousands)
Loans held for sale                        $ 39,741      $ 21,754    $ 11,583     $ 16,047   $  5,933
Real estate mortgage                        449,114       416,689     331,150      225,900    166,794
Commercial and agricultural                 238,863       199,098     164,304      108,879    103,984
Installment                                 134,627       128,391     114,250       83,265     65,947
                                           --------      --------    --------     --------   --------
   Total Loans                             $862,345      $765,932    $621,287     $434,091   $342,658
                                           ========      ========    ========     ========   ========

         The loan portfolio is periodically and systematically reviewed and the results of these reviews are reported to the Boards of Directors of the Registrant and the Banks. The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with consumer protection laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.

         (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 1998:

                                                                  Due
                                                    Due         After One        Due
                                                  Within        But Within      After
                                                  One Year      Five Years    Five Years   Total
                                                  --------    -------------   ----------  --------
                                                                      (in thousands)
Real estate mortgage                              $ 15,900    $    14,547     $   35,556  $ 66,003
Commercial and agricultural                         99,158        120,564         19,141   238,863
                                                  --------    -----------     ----------  --------
   Total                                          $115,058    $   135,111     $   54,697  $304,866
                                                  ========    ===========     ==========  ========

         The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 1998:

                                                       Fixed         Variable
                                                       Rate            Rate        Total
                                                     --------      ------------- --------
                                                                   (in thousands)
Due after one but within five years                  $130,597        $  4,514    $135,111
Due after five years                                   51,143           3,554      54,697
                                                     --------        --------    --------
  Total                                              $181,740        $  8,068    $189,808
                                                     ========        ========    ========

ITEM 1.           BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.              LOAN PORTFOLIO  (Continued)

     (C) The following table sets forth non-performing loans at December 31:

                                                 1998         1997         1996      1995      1994
                                                ------       ------       ------    ------    ------
                                                                      (in thousands)
(a) Loans accounted for on a
    non-accrual basis (1,2)                     $4,106       $3,298       $1,711    $1,886    $2,052

(b) Aggregate amount of loans
    ninety days or more past due
    (excludes loans in (a) above)                2,240        1,904        1,994       427       254

(c) Loans not included above which
    are "troubled debt restruc-
    turings" as defined in State-
    ment of Financial Accounting
    Standards No. 15 (2)                           295          184          197       247       528
                                                ------       ------       ------    ------    ------
      Total non-performing loans                $6,641       $5,386       $3,902    $2,560    $2,834
                                                ======       ======       ======    ======    ======

(1) The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2) Interest in the amount of $571,000 would have been earned in 1998 had loans in categories (a) and (c) remained at their original terms, however, only $175,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $1,000,000 at December 31, 1998. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 1998, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest bearing assets at December 31, 1998, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1998.

ITEM 1.           BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.               SUMMARY OF LOAN LOSS EXPERIENCE

         (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:


                                                             1998            1997            1996            1995            1994
                                                           --------        --------        --------        --------        --------
                                                                                     (dollars in thousands)
Loans outstanding at the end of
 the year (net of unearned fees)                           $862,345        $765,932        $621,287        $434,091        $342,658
                                                           ========        ========        ========        ========        ========

Average loans outstanding for
 the year (net of unearned fees)                           $804,217        $689,166        $510,434        $382,644        $294,968
                                                           ========        ========        ========        ========        ========

Balance of allowance for loan losses
 at beginning of year                                      $  7,670        $  6,960        $  5,243        $  5,054        $  5,053
                                                           --------        --------        --------        --------        --------
Loans charged-off
 Real estate                                                     69              78              24              24              14
 Commercial and agricultural                                    113             262              66             113             311
 Installment                                                  1,458           1,285           1,046             575             546
                                                           --------        --------        --------        --------        --------
  Total loans charged-off                                     1,640           1,625           1,136             712             871
                                                           --------        --------        --------        --------        --------
Recoveries of loans previously
 charged-off
 Real estate                                                      4               1               8              28               6
 Commercial and agricultural                                    195             149             138             115             151
 Installment                                                    442             435             294             122             242
                                                           --------        --------        --------        --------        --------
  Total recoveries                                              641             585             440             265             399
                                                           --------        --------        --------        --------        --------
  Net loans charged-off                                         999           1,040             696             447             472
Additions to allowance charged to
 operating expense                                            3,043           1,750           1,233             636             473
Allowance on loans acquired                                                                   1,180
                                                           --------        --------        --------        --------        --------
Balance at end of year                                     $  9,714        $  7,670        $  6,960        $  5,243        $  5,054
                                                           ========        ========        ========        ========        ========

Net loans charged-off as a percent of
 average loans outstanding for the year                        0.12%           0.15%           0.14%           0.12%           0.16%
Allowance for loan losses as
 a percent of loans outstanding at
 the end of the year                                           1.13            1.00            1.12            1.21            1.48


         The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb future loan losses.

         Further discussion of the provision and allowance for loan losses as well as non-performing loans is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference to Item 7, Part II of this report.

ITEM 1.           BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.               SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

         (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

                                                         1998                      1997                       1996
                                                         ----                      ----                       ----
                                                              Percent                     Percent                    Percent
                                              Allowance      of Loans to    Allowance    of Loans to    Allowance   of Loans to
                                               Amount        Total Loans      Amount     Total Loans     Amount     Total Loans
                                               ------        -----------      ------     -----------     ------     -----------
Commercial and
 agricultural                                 $3,146             28.1%        $2,200        26.4%        $2,176             26.4%
Real estate
 mortgage                                        312             56.3            322        56.8            257             55.2
Installment                                      875             15.6            892        16.8            834             18.4
Unallocated                                    5,381                           4,256                      3,693              _
                                              ------            -----         ------       -----         ------            -----
  Total                                       $9,714            100.0%        $7,670       100.0%        $6,960            100.0%
                                              ======            =====         ======       =====         ======            =====


                                                  1995                                     1994
                                                  ----                                     ----
                                                           Percent                                    Percent
                                     Allowance            of Loans to       Allowance                of Loans to
                                      Amount              Total Loans         Amount                 Total Loans
                                      ------              -----------         ------                 -----------
                                                                   (dollars in thousands)
Commercial and
 agricultural                           $1,612                  25.8%             $1,655                  30.3%
Real estate
 mortgage                                  162                  55.0                 177                  50.4
Installment                                597                  19.2                 474                  19.3
Unallocated                              2,872                                     2,748
                                        ------                 -----              ------                 -----
  Total                                 $5,243                 100.0%             $5,054                 100.0%
                                        ======                 =====              ======                 =====


V.                DEPOSITS

         The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:


                                                    1998                          1997                         1996
                                                    ----                          ----                         ----
                                            Average                     Average                      Average
                                            Balance          Rate       Balance          Rate        Balance         Rate
                                            -------          ----       -------          ----        -------         ----
                                                                       (dollars in thousands)
Non-interest bearing demand                  $ 95,167                  $ 81,191                      $ 61,161
Savings and NOW                               354,690        2.46%      331,959          2.55%        250,977         2.44%
Time deposits                                 303,183        5.39       263,046          5.37         187,117         5.36
                                             --------                  --------                      --------
  Total                                      $753,040        3.33%     $676,196          3.34%       $499,255         3.23%
                                             ========        ====      ========          ====        ========         ====

         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 1998:

                                                         (in thousands)

Three months or less                                       $ 35,484
Over three through six months                                11,763
Over six months through one year                             25,440
Over one year                                                34,272
                                                           --------
Total                                                      $106,959
                                                           ========

VI.        RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:




                                     1998       1997       1996       1995       1994
                                     ----       ----       ----       ----       ----
Net income as a percent of
  Average common equity              15.60%     16.01%     15.74%     15.59%     15.22%
  Average total assets                1.00       0.95       1.11       1.25       1.25

Dividends declared per share as a
  percent of net income per share    36.23      36.79      36.76      37.20      34.78

Average shareholders' equity as a
  percent of average total assets     6.42       5.95       7.05       8.04       8.22


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

ITEM 2.  PROPERTIES

The Registrant and the Banks operate a total of 73 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

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

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) at December 31, 1998.

                                                                 First elected
                                                               as an officer of
Name (Age)                     Position with Registrant         the Registrant
----------                     ------------------------        -----------------

Charles C. Van Loan (51)       President, Chief Executive       December, 1984
                               Officer and Director

William R. Kohls (41)          Executive Vice President and       May, 1985
                               Chief Financial Officer

Jeffrey A. Bratsburg (55)      Chairman of the Board -               1985
                               Independent Bank
                               West Michigan

Edward B. Swanson (45)         President and Chief Executive         1989
                               Officer - Independent Bank
                               South Michigan

Michael M. Magee, Jr. (43)     President and Chief Executive         1993
                               Officer - Independent Bank

Ronald L. Long (39)            President and Chief Executive         1993
                               Officer - Independent Bank
                               East Michigan

David C. Reglin (39)           President and Chief Executive         1998
                               Officer - Independent Bank
                               West Michigan


Prior to being named President and Chief Executive Officer in 1998, Mr. Reglin was Senior Vice President of Independent Bank West Michigan since 1991.

The President and Chief Executive Officer of each of the Registrant's subsidiary banks serve as members of various committees of the Registrant.

PART II.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The information set forth under the caption "Quarterly Summary " on Page A-31 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-32 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-10 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information set forth in the caption "Asset/liability management" on pages A-8 through A-9 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the independent auditor's report are set forth on pages A-11 through A-30 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

                  Independent Auditor's Report

                  Consolidated Statements of Financial Condition at
                           December 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended
                           December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended
                           December 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity
                           for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Comprehensive Income
                           for the years ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

PART II.

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-31 of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to Directors of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 1998" and "Aggregated Stock Option Exercises in 1998 and Year End Option Values" on pages 8 through 9 of the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 6 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 1, 2 and 8, respectively, of the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 5 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 10 of the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)            1. Financial Statements

                  All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

               2. Financial Statement Schedules

                  Not applicable

               3. Exhibits

                  (Numbered in accordance with Item 601 of Regulation S-K)

                  The Exhibit Index is located on the final page of this report on Form 10-K.

(b)               Reports on Form 8-K
                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 16, 1999.

INDEPENDENT BANK CORPORATION


 s/Charles C. Van Loan    Charles C. Van Loan, President and Chief
-----------------------   Executive Officer
                            (Principal Executive Officer)

 s/William R. Kohls       William R. Kohls, Executive Vice President and
-----------------------   Chief Financial Officer
                             (Principal Financial Officer)

 s/James J. Twarozynski   James J. Twarozynski, Vice President and Controller
-----------------------      (Principal Accounting Officer)


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


Keith E. Bazaire, Director           s/Keith E. Bazaire
                                     -------------------------


Terry L. Haske, Director             s/Terry L. Haske
                                     -------------------------


Thomas F. Kohn, Director             s/Thomas F. Kohn
                                     -------------------------


Robert J. Leppink, Director          s/Robert J. Leppink
                                     -------------------------


Charles A. Palmer, Director          s/Charles A. Palmer
                                     -------------------------


Charles C. Van Loan, Director        s/Charles C. Van Loan
                                     -------------------------


Arch V. Wright, Jr., Director        s/Arch V. Wright, Jr.
                                     -------------------------

                                 EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

10 The form of Management Continuity Agreement as executed with executive officers and certain senior managers.

13 Appendix to the Registrant's definitive proxy statement, dated March 17, 1999, relating to the April 20, 1999 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21       List of Subsidiaries.

23       Consent of Independent Accountants

24       Power of Attorney (Included on page 20).

27.1     Financial Data Schedule 1998

27.2     Financial Data Schedules 1995 & 1996

27.3     Financial Data Schedules 1997

EXHIBITS INCORPORATED BY REFERENCE

3.1 Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Registrant's report on Form 10-Q for the quarter ended June 30, 1994).

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to the Registrant's report on Form 10-Q for the quarter ended June 30, 1994).

4 Automatic Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant's Form S-3 Registration Statement dated September 17, 1998, filed under Registration No. 3380088).

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