Form 10-Q
period 1999-03-31
INDEPENDENT BANK CORP /MI/
filed 1999-05-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

Commission file number   0-7818
                      ---------
                          INDEPENDENT BANK CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Michigan                                           38-2032782
-----------------------------------  -----------------------------------------
(State or jurisdiction of                    (I.R.S. Employer Identification
Incorporation or Organization)                Number)

            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
------------------------------------------------------------------------------
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES X   NO
                                                     ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at May 10, 1999
---------------------------------  -------------------------------------------
  Common stock, par value $1                      7,448,683

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                  Page
                                                                                                Number(s)
                                                                                                ---------
PART I -          Financial Information
Item 1.           Consolidated Statements of Financial Condition
                    March 31, 1999 and December 31, 1998                                            2

                  Consolidated Statements of Operations
                    Three-month periods ended March 31, 1999 and 1998                               3

                  Consolidated Statements of Cash Flows
                    Three-month periods ended March 31, 1999 and 1998                               4

                  Consolidated Statements of Shareholders' Equity
                    Three-month periods ended March 31, 1999 and 1998                               5

                  Notes to Interim Consolidated Financial Statements
                    Three-month periods ended March 31, 1999 and 1998                               6-8

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             9-18

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                        18

PART II -         Other Information

Item 6.           Exhibits & Reports on Form 8-K                                                    19

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                               March 31,         December 31,
                                                                                 1999                1998
                                                                            ----------------  -----------------
Assets                                                                        (unaudited)
                                                                            ----------------  -----------------
Cash and due from banks                                                     $     33,174,000   $     42,846,000
Securities available for sale                                                     88,793,000         99,515,000
Securities held to maturity (Fair value of $16,674,000 at March
  31, 1999; $19,029,000 at December 31, 1998)                                     16,100,000         18,349,000
Federal Home Loan Bank stock, at cost                                             12,589,000         12,589,000
Loans held for sale                                                               29,564,000         39,741,000
Loans
  Commercial and agricultural                                                    245,457,000        238,863,000
  Real estate mortgage                                                           439,969,000        449,114,000
  Installment                                                                    137,317,000        134,627,000
                                                                            ----------------   ----------------
                                                               Total Loans       822,743,000        822,604,000
  Allowance for loan losses                                                       (9,989,000)        (9,714,000)
                                                                            ----------------   ----------------
                                                                 Net Loans       812,754,000        812,890,000
Property and equipment, net                                                       28,379,000         27,255,000
Accrued income and other assets                                                   33,187,000         32,073,000
                                                                            ----------------   ----------------
                                                              Total Assets  $  1,054,540,000   $  1,085,258,000
                                                                            ================   ================
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                      $     98,293,000   $    112,930,000
  Savings and NOW                                                                382,744,000        377,592,000
  Time                                                                           335,418,000        339,992,000
                                                                            ----------------   ----------------
                                                            Total Deposits       816,455,000        830,514,000
Federal funds purchased                                                           16,100,000         22,650,000
Other borrowings                                                                 118,823,000        130,964,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                      17,250,000         17,250,000
Accrued expenses and other liabilities                                            14,038,000         14,175,000
                                                                            ----------------   ----------------
                                                         Total Liabilities       982,666,000      1,015,553,000
                                                                            ----------------   ----------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  7,426,991 shares at March 31, 1999
    and 7,382,506 shares at December 31, 1998                                      7,427,000          7,383,000
  Capital surplus                                                                 38,464,000         37,658,000
  Retained earnings                                                               24,474,000         22,749,000
  Accumulated other comprehensive income                                           1,509,000          1,915,000
                                                                            ----------------   ----------------
                                                Total Shareholders' Equity        71,874,000         69,705,000
                                                                            ================   ----------------
                                Total Liabilities and Shareholders' Equity  $  1,054,540,000   $  1,085,258,000
                                                                            ================   ================


See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1999           1998
                                                                                  -------------- --------------
                                                                                          (unaudited)
                                                                                  -----------------------------
Interest Income
  Interest and fees on loans                                                      $ 19,508,000   $ 18,383,000
  Securities
    Taxable                                                                          1,067,000      1,479,000
    Tax-exempt                                                                         823,000        609,000
  Other investments                                                                    249,000        247,000
                                                                                  ------------    -----------
                                                           Total Interest Income    21,647,000     20,718,000
                                                                                  ------------    -----------
Interest Expense
  Deposits                                                                           6,444,000      5,839,000
  Other borrowings                                                                   2,334,000      3,119,000
                                                                                  ------------    -----------
                                                          Total Interest Expense     8,778,000      8,958,000
                                                                                  ------------    -----------
                                                             Net Interest Income    12,869,000     11,760,000
Provision for loan losses                                                              525,000        633,000
                                                                                  ------------    -----------
                             Net Interest Income After Provision for Loan Losses    12,344,000     11,127,000
                                                                                  ------------    -----------
Non-interest Income
  Service charges on deposit accounts                                                1,038,000        823,000
  Net gains on asset sales
    Real estate mortgage loans                                                       1,248,000        907,000
    Securities                                                                          14,000        137,000
  Other income                                                                       1,391,000        761,000
                                                                                  ------------    -----------
                                                       Total Non-interest Income     3,691,000      2,628,000
                                                                                  ------------    -----------
Non-interest Expense
  Salaries and employee benefits                                                     6,810,000      5,911,000
  Occupancy, net                                                                       870,000        699,000
  Furniture and fixtures                                                               745,000        579,000
  Other expenses                                                                     3,721,000      3,142,000
                                                                                  ------------    -----------
                                                      Total Non-interest Expense    12,146,000     10,331,000
                                                                                  ------------    -----------
                                                Income Before Federal Income Tax     3,889,000      3,424,000
Federal income tax expense                                                           1,124,000        991,000
                                                                                  ------------    -----------
                                                                      Net Income  $  2,765,000    $ 2,433,000
                                                                                  ============    ===========

Net income per common share
  Basic                                                                           $        .37    $       .33
  Diluted                                                                                  .37            .33
Dividends Per Common Share
  Declared                                                                        $       .140    $      .124
  Paid                                                                                    .130           .117

 See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                     Three months ended
                                                                                         March 31,
                                                                                   1999            1998
                                                                              --------------- ---------------
                                                                                       (unaudited)
                                                                              -------------------------------
Net Income                                                                    $     2,765,000   $  2,433,000
                                                                              ---------------   ------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                     74,186,000     58,421,000
    Disbursements for loans held for sale                                         (62,761,000)   (78,914,000)
    Provision for loan losses                                                         525,000        633,000
    Deferred loan fees                                                                 14,000         70,000
    Amortization of intangible assets                                                 442,000        379,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               777,000        664,000
    Net gains on sales of real estate mortgage loans                               (1,248,000)      (907,000)
    Net gains on sales of securities                                                  (14,000)      (137,000)
    Increase in accrued income and other assets                                    (1,556,000)      (652,000)
    Increase in accrued expenses and other liabilities                                617,000      2,187,000
                                                                              ---------------   ------------
                                                           Total Adjustments       10,982,000    (18,256,000)
                                                                              ---------------   ------------
                                          Net Cash from Operating Activities       13,747,000    (15,823,000)
                                                                              ---------------   ------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                             267,000      4,366,000
  Proceeds from the maturity of securities available for sale                       7,000,000      3,027,000
  Proceeds from the maturity of securities held to maturity                         2,255,000      1,034,000
  Principal payments received on securities available for sale                      4,398,000      3,341,000
  Principal payments received on securities held to maturity                          306,000        621,000
  Purchases of securities available for sale                                       (1,817,000)    (2,232,000)
  Principal payments on portfolio loans purchased                                   3,995,000      4,830,000
  Portfolio loans made to customers, net of principal payments received            (4,398,000)    (2,065,000)
  Capital expenditures                                                             (1,909,000)    (1,417,000)
                                                                              ---------------   ------------
                                          Net Cash from Investing Activities       10,097,000     11,505,000
                                                                              ---------------   ------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                       (14,059,000)    10,284,000
  Net decrease in short-term borrowings                                            (7,191,000)    (4,371,000)
  Proceeds from Federal Home Loan Bank advances                                                   11,000,000
  Payments of Federal Home Loan Bank advances                                     (11,000,000)   (11,000,000)
  Retirement of long-term debt                                                       (500,000)      (500,000)
  Dividends paid                                                                     (960,000)      (848,000)
  Proceeds from issuance of common stock                                              194,000        227,000
                                                                              ---------------   ------------
                                          Net Cash from Financing Activities      (33,516,000)     4,792,000
                                                                              ---------------   ------------
                        Net Increase (Decrease) in Cash and Cash Equivalents       (9,672,000)       474,000
Cash and Cash Equivalents at Beginning of Period                                   42,846,000     30,371,000
                                                                              ---------------   ------------
                                  Cash and Cash Equivalents at End of Period  $    33,174,000   $ 30,845,000
                                                                              ===============   ============

Cash paid during the period for
  Interest                                                                    $     8,703,000   $  8,932,000
  Income taxes                                                                                       200,000
Transfer of loans to other real estate                                                642,000        399,000


See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                                   Three months ended
                                                                                        March 31,
                                                                                  1999            1998
                                                                              --------------  -------------
                                                                                         (unaudited)
                                                                              -----------------------------
Balance at beginning of period                                                $  69,705,000   $  59,516,000
  Net income                                                                      2,765,000       2,433,000
  Cash dividends declared                                                        (1,040,000)       (902,000)
  Issuance of common stock                                                          850,000       1,129,000
  Net change in unrealized gain on securities
    available for sale, net of related tax effect (note 4)                         (406,000)        (62,000)
                                                                              -------------   -------------
Balance at end of period                                                      $  71,874,000   $  62,114,000
                                                                              =============   ==============


See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 1999 and December 31, 1998, and the results of operations for the three-month periods ended March 31, 1999 and 1998.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $5,370,000 at March 31, 1999, and $6,641,000 at December 31, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

       Comprehensive income for the three-month periods ending March 31 follows:


                                                                                   Three months ended
                                                                                        March 31,
                                                                                    1999             1998
                                                                             ---------------   -------------
      Net income                                                                $  2,765,000    $  2,433,000
      Net change in unrealized gain on securities available for sale,
        net of related tax effect                                                   (406,000)        (62,000)
                                                                                ============    ============
      Comprehensive income                                                      $  2,359,000    $  2,371,000
                                                                                ============    ============


5. The Registrant adopted Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS #131) on January 1, 1998. SFAS #131 establishes standards for the way that public entities report information about operating segments in financial statements.

The Registrant's reportable segments are based upon legal entities. The Registrant has four reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM") and Independent Bank East Michigan ("IBEM"). The Registrant evaluates performance based principally on net income of the respective reportable segments.

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments at March 31, follows:


                                     IB          IBWM         IBSM         IBEM         OTHER(1)       TOTAL
                               -------------------------------------------------------------------------------
                                                           (in thousands)
1999
  Total assets                   $ 358,112    $ 268,308    $ 161,955    $ 260,757     $  5,408    $ 1,054,540
  Interest income                    7,217        6,207        3,357        4,861            5         21,647
  Net interest income                4,466        3,875        2,068        3,022         (562)        12,869
  Provision for loan losses            150          135           90          150                         525
  Income (loss) before
    Income tax                       1,667        1,436          793          905         (912)         3,889
  Net income (loss)                  1,150          989          577          680         (631)         2,765



1998
  Total assets                   $ 342,843    $ 247,351    $ 157,810    $ 238,725     $  6,406    $   993,135
  Interest income                    6,954        5,791        3,324        4,644            5         20,718
  Net interest income                4,122        3,584        1,890        2,766         (602)        11,760
  Provision for loan losses            165          195           75          198                         633
  Income (loss) before
    Income tax                       1,573        1,327          755          774       (1,005)         3,424
  Net income (loss)                  1,087          929          548          551         (682)         2,433


(1) Includes items relating to the Registrant and certain insignificant operations.

6. A reconciliation of basic and diluted earnings per share for the three-month periods ending, March 31 follows:


                                                                                    Three months ended
                                                                                        March 31,
                                                                                     1999           1998
                                                                                 -------------  -------------

       Net income                                                                $  2,765,000   $  2,433,000
                                                                                 ============   ============

       Shares outstanding (Basic) (1)                                               7,411,000      7,264,000
         Effect of dilutive securities - stock options                                 62,000         94,000
                                                                                 ------------   ------------
                Shares outstanding (Diluted)                                        7,473,000      7,358,000
                                                                                 ============   ============
       Earnings per share
         Basic                                                                   $        .37   $        .33
         Diluted                                                                          .37            .33

       (1) Shares outstanding have been adjusted for a three-for-two stock split and a 5% stock dividend in 1998.

                                   (unaudited)

7. The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS #133") in June 1998.

SFAS #133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of those derivatives will depend upon the use of those derivatives and whether or not they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Registrant's financial statements.

8. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 1998 Annual Report on Form 10-K.


                              FINANCIAL CONDITION

SUMMARY Assets totaled $1,054.5 million at March 31, 1999. The $30.8 million decline in total assets from $1,085.3 million at December 31, 1998, principally reflects a $13.0 million decrease in the Bank's securities portfolios as well as a $10.2 million decrease in loans held for sale. (See "Securities.") Loans, excluding loans held for sale ("Portfolio Loans"), were largely unchanged from December 31, 1998, as an increase in commercial and agricultural loans largely offset a decline in real estate mortgage loans. (See "Asset/liability management.")

Deposits totaled $816.5 million at March 31, 1999, compared to $830.5 million at December 31, 1998. The $14.0 million decline in total deposits principally reflects the cash management needs of the Banks' corporate and municipal depositors. (See "Deposits and borrowings.")

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

  SECURITIES


                                                               Unrealized
                                                       ----------------------------
                                      Amortized                                            Fair
                                         Cost             Gains           Losses          Value
                                     --------------   --------------   -------------   -------------
                                                             (in thousands)
  Securities available for sale
    March 31, 1999                        $ 86,471          $ 2,322             $ 0        $ 88,793
    December 31, 1998                       96,614            2,948              47          99,515

  Securities held to maturity
    March 31, 1999                        $ 16,100          $   576             $ 2        $ 16,674
    December 31, 1998                       18,349              688               8          19,029


The sale of securities available for sale is dependent upon Management's assessment of reinvestment opportunities and the Banks' asset/liability management needs. As a result of such ongoing evaluations, the Banks sold securities with an aggregate market value of approximately

$267,000 during the three-month period ended March 31, 1999, compared to $4.4 million during the comparable period in 1998. The Banks realized net gains on the sale of such securities totaling $14,000 and $137,000 during the three months ended March 31, 1999 and 1998, respectively.

SALES OF SECURITIES AVAILABLE FOR SALE


                                                           Three months ended
                                                                March 31,
                                                         1999              1998
                                                      -----------      -------------

                 Proceeds                              $ 267,000        $ 4,366,000
                                                       =========        ===========

                 Gross gains                             $14,000           $137,000
                 Gross losses
                                                       ---------        -----------
                    Net Gains (losses)                   $14,000           $137,000
                                                       =========        ===========


ASSET QUALITY Management believes that the Registrant's decentralized structure provides important advantages in serving the credit needs of the Banks' principal lending markets. In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators.

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

         NON-PERFORMING ASSETS


                                                                  March 31,          December 31,
                                                                    1999                 1998
                                                              ---------------    -----------------
         Non-accrual loans                                       $ 3,276,000          $ 4,106,000
         Loans 90 days or more past due and
           still accruing interest                                 1,814,000            2,240,000
         Restructured loans                                          280,000              295,000
                                                                 -----------          -----------
                                   Total non-performing loans      5,370,000            6,641,000
         Other real estate                                         1,578,000              936,000
                                                                 ===========          ===========
                                  Total non-performing assets    $ 6,948,000          $ 7,577,000
                                                                 ===========          ===========


         As a percent of Portfolio Loans
           Non-performing loans                                      0.65 %                0.81 %
           Non-performing assets                                     0.84                  0.92
           Allowance for loan losses                                 1.21                  1.18
         Allowance for loan losses as a percent of
           non-performing loans                                       186                   146

Impaired loans totaled approximately $3,400,000 at March 31, 1999. At that same date, certain impaired loans with a balance of approximately $1,400,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $300,000. The Banks' average investment in impaired loans was approximately $3,400,000, for the three-month period ending March 31, 1999. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that three-month period was approximately $40,000.

Loans charged against the allowance for loan losses, net of recoveries, were equal to .12% of average loans during the three months ended March 31, 1999, compared to .18% during the comparable period of 1998.

          ALLOWANCE FOR LOAN LOSSES


                                                                        Three months ended
                                                                            March 31,
                                                                      1999              1998
                                                                 ---------------    --------------
          Balance at beginning of period                             $9,714,000        $7,670,000
          Additions (deduction)
            Provision charged to operating expense                      525,000           633,000
            Recoveries credited to allowance                            162,000           119,000
            Loans charged against the allowance                        (412,000)         (447,000)
                                                                     ==========        ==========
          Balance at end of period                                   $9,989,000        $7,975,000
                                                                     ==========        ==========

         Net loans charged against the allowance to
           average Portfolio Loans (annualized)                            0.12%             0.18%


Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. Based upon such assessment, Management does not believe there has been a material change in the adequacy of the allowance for loan losses. (See "Provision for loan losses.")

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


                                                    March 31, 1999                  December 31, 1998
                                            -------------------------------  ---------------------------------
                                                       Average                          Average
                                             Amount   Maturity     Rate       Amount    Maturity     Rate
                                             ------   --------     ----       ------    --------     ----
                                                                (dollars in thousands)

Brokered CDs                                $52,905   5.1 years    5.71%     $54,885    4.4 years    5.64%
Fixed rate FHLB advances                     50,569   3.3 years    5.75       50,569    3.5 years    5.75
Variable rate FHLB advances                  57,500   0.4 years    5.05       68,500    0.5 years    5.21

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $118.8 million at March 31, 1999, from $131.0 million at December 31, 1998. To diversify the Banks' funding sources, the Banks also employ Brokered CDs. Brokered CDs totaled $52.9 million and $54.9 million at March 31, 1999 and December 31, 1998, respectively.

INTEREST-RATE DERIVATIVE FINANCIAL INSTRUMENTS


                                                                                                 SWAPS
                                                                                -----------------------------------------
                                             CAPS                COLLARS             PAY FIXED          PAY VARIABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Notional amount                             $   26,000           $   10,000           $   58,500           $   29,000
Weighted-average maturity                    1.0 years            1.5 years            2.9 years            8.9 years
Cap strike                                        6.69%                6.42%
Floor strike                                                           5.71
Rate paying                                                                                 5.29%                5.18%
Rate receiving                                                                              5.00                 5.91
Premium paid                                $      246
Annual cost                                        .26%
Amortized cost                              $       76
Fair value                                           9           $      (85)           $      89           $     (567)


Derivative financial instruments are employed to reduce the cost of alternate funding sources and manage the Banks' exposure to changes in interest rates. (See "Asset/liability management.") At March 31, 1999, the Company employed interest-rate caps and collars with a notional amount of $26.0 million and $10.0 million, respectively. The Banks also employed interest-rate swaps with an aggregate notional amount of $87.5 million.


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

       CAPITALIZATION


                                                                    March 31,        December 31,
                                                                      1999               1998
                                                                ------------------ ------------------
       Unsecured debt                                                 $ 9,500,000        $10,000,000
       Preferred Securities                                            17,250,000         17,250,000
       Shareholders' Equity
         Preferred stock, no par value
         Common Stock, par value $1.00 per share                        7,427,000          7,383,000
         Capital surplus                                               38,464,000         37,658,000
         Retained earnings                                             24,474,000         22,749,000
         Accumulated other comprehensive income                         1,509,000          1,915,000
                                                                      -----------        -----------
                 Total shareholders' equity                            71,874,000         69,705,000
                                                                      ----------         -----------
                 Total capitalization                                 $98,624,000        $96,955,000
                                                                      ===========        ===========

Shareholders' equity totaled $71.9 million at March 31, 1999. In addition to the retention of earnings, the $2.2 million increase from $69.7 million at December 31, 1998, reflects the issuance of common stock pursuant to various equity-based incentive compensation plans. Shareholders' equity was equal to 6.82% of total assets at March 31, 1999, compared to 6.42% at December 31, 1998.

          CAPITAL RATIOS


                                                                 March 31, 1999      December 31, 1998
                                                               ------------------- ----------------------
          Equity capital                                              6.82%                  6.42%
          Average shareholders equity to average assets(1)            6.73                   6.42
          Tier 1 leverage (tangible equity capital)                   6.70                   6.23
          Tier 1 risk-based capital                                   9.18                   8.72
          Total risk-based capital                                   10.43                   9.97


          (1) Based on year to date average balances for the respective periods

ASSET/LIABILITY MANAGEMENT Interest-rate risk is created by differences in the pricing characteristics of the Banks' assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest-rate risk.

The asset/liability management efforts of the Registrant and the Banks are intended to identify sources of interest-rate risk and to evaluate opportunities to structure the balance sheet in a manner that is consistent with Management's mission to maintain profitable financial leverage. The marginal cost of funds is a principal consideration in the implementation of the Bank's balance sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors.

Management employs simulation analyses to monitor the Banks' interest-rate risk profiles and evaluate potential changes in the Bank's net interest income and market value of portfolio equity that result from changes in interest rates. At March 31, 1999, each of the Banks was within established parameters for interest-rate risk.

Management has determined that the retention of certain real estate mortgage loans, generally 15- and 30-year fixed rate obligations, is inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may often be profitably funded within established risk parameters. The retention of such loans, together with commercial and agricultural loans, has been a principal focus of the Banks' balance sheet management strategies. (See "Non-interest income.")


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,765,000 during the three months ended March 31, 1999, compared to $2,433,000 during the comparable period of 1998. The double-digit percentage increase in earnings is principally the result of increases in net interest income and non-interest income that were partially offset by increases in non-interest expense.

Key performance ratios for the three-month periods ended March 31, 1999 and 1998, are set forth below.

          KEY PERFORMANCE RATIOS


                                                                          Three months
                                                                         ended March 31,
                                                                       1999          1998
                                                                   ----------------------------
          Net income to
            Average assets                                              1.05%         1.01%
            Average equity                                             15.66         16.06

          Earnings per common share
            Basic                                                       $.37          $.33
            Diluted                                                      .37           .33

          Cash basis income to(A)
            Average tangible assets                                     1.21%         1.16%
            Average tangible equity                                    23.85         24.93

          Cash basis income per share(A)
            Basic                                                       $.42          $.38
            Diluted                                                      .42           .37


       (A) Cash basis financial data exclude intangible assets and the related amortization expense

NET INTEREST INCOME Tax equivalent net interest income totaled $13,336,000 during the three months ended March 31, 1999. The 10% increase from $12,112,000 during the comparable period of 1998 is principally the result of an increase in average earning assets.

   NET INTEREST INCOME AND SELECTED RATIOS


                                                                    Three months
                                                                  ended March 31,
                                                                 1999          1998
                                                              -----------   -----------
   Average earning assets (in thousands)                       $980,678      $913,329
   Tax equivalent net interest income                            13,336        12,112

   As a percent of average earning assets
       Tax equivalent interest income                            9.09 %        9.30 %
       Interest expense                                          3.63          3.98
       Tax equivalent net interest income                        5.46          5.32

   Average earning assets as a
     percent of average assets                                  92.22 %       93.27 %

   Free-funds ratio                                             10.71 %        9.82 %


Average earning assets totaled $980.7 million and $913.3 million during the three months ended March 31, 1999 and 1998, respectively. The 7% increase in average earning assets was principally funded with deposits, excluding Brokered CDs ("Core Deposits"). Such Core

Deposits averaged $768.0 million and $687.7 million during the three months ended March 31, 1999 and 1998, respectively. (See "Liquidity and capital resources.")

Tax equivalent net interest income as a percent of average earnings assets ("Net Yield") was 5.46% during the three-month period in 1999 compared to 5.32% during the comparable period in 1998. The 14 basis point increase in Net Yield principally reflects an increase in Core Deposits as a percentage of average earning assets. Core Deposits were equal to 78.3% and 75.3% of average earning assets for the three months ended March 31, 1999 and 1998, respectively.

PROVISION FOR LOAN LOSSES The provision for loan losses was $525,000 during the three months ended March 31, 1999, compared to $633,000 during the three-month period in 1998. The decrease in the provision reflects Management's assessment of the allowance for loan losses based upon the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $3,691,000 during the three months ended March 31, 1999, compared to $2,628,000 during the comparable period in 1998. The $1,063,000 increase in non-interest income principally reflects increases in net gains on the sale of real estate mortgage loans and revenues associated with First Home Financial, Inc. An increase in service charges on deposit accounts, real estate mortgage service fees and mutual fund and annuity commissions also contributed to the increase in non-interest income.

          NON-INTEREST INCOME


                                                                        Three months ended
                                                                            March 31,
                                                                      1999              1998
                                                                 ---------------    --------------
         Service charges on deposit accounts                         $1,038,000        $  823,000
         Net gains on asset sales
            Real estate mortgage loans                                1,248,000           907,000
            Securities                                                   14,000           137,000
         First Home Financial                                           426,000
         Title insurance fees                                           185,000           196,000
         Real estate mortgage loan servicing                            150,000           103,000
         Mutual fund and annuity commissions                            141,000            22,000
         Other                                                          489,000           440,000
                                                                     ----------        ----------
               Total non-interest income                             $3,691,000        $2,628,000
                                                                     ==========        ==========

Net gains on the sale of real estate mortgage loans increased to $1,248,000 during the three months ended March 31, 1999, from $907,000 during the comparable period in 1998. Although such net gains increased as a percent of loans sold, the $341,000 increase in such net gains principally reflect the increase in loans sold.


                                                                      Three months ended
                                                                           March 31
                                                                   1999             1998
                                                              ---------------------------------

Real estate mortgage loans originated                             $96,464,000     $118,830,000
Real estate mortgage loan sales                                    72,938,000       57,514,000
Real estate mortgage loan servicing rights sold                     5,014,000       27,373,000
Net gains on the sale of real estate mortgage loans                 1,248,000          907,000
Net gains as a percent of real estate mortgage loans sold                1.71%            1.58%


The Banks capitalized approximately $535,000 and $365,000 of related servicing rights during the three-month periods ended March 31, 1999 and 1998, respectively. Amortization of capitalized servicing rights for those periods was $131,000 and $83,000, respectively. The fair value of capitalized servicing rights approximated the book value of $2,479,000 at March 31, 1999, and therefore, no valuation allowance was considered necessary. The capitalized servicing rights relate to approximately $382 million of loans sold and serviced at March 31, 1999.

The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that the Banks cannot profitably fund within established interest-rate risk parameters. (See "Asset/liability management.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates. Given the $10.2 million decline in loans held for sale, together with the absence of substantial refinance activity, net gains on the sale of real estate mortgage loans during subsequent periods may not be commensurate with the amount recorded during the three months ended March 31, 1999.

On April 17, 1998, the Registrant purchased the outstanding capital stock of First Home Financial, Inc. ("FHF"), an originator of manufactured home loans. FHF's revenues during the three months ended March 31, 1999, totaled $426,000 and account for 40% of the $1,063,000 increase in other non-interest income.

NON-INTEREST EXPENSE Non-interest expense totaled $12,146,000 during the three months ended March 31, 1999, compared to $10,331,000 during the comparable period in 1998. Costs associated with the operation of FHF as well as direct mail marketing costs related to deposit account promotions account for approximately 30% of increase in non-interest expense. Costs associated with the operation of new branch facilities also contributed to the increase in non-interest expense.

          NON-INTEREST EXPENSE


                                                                        Three months ended
                                                                            March 31,
                                                                      1999              1998
                                                                 ---------------    --------------
         Salaries                                                   $ 4,395,000       $ 3,708,000
         Performance-based compensation and benefits                  1,269,000         1,304,000
         Other benefits                                               1,146,000           899,000
                                                                    -----------       -----------
            Salaries and benefits                                     6,810,000         5,911,000
         Occupancy, net                                                 870,000           699,000
         Furniture and fixtures                                         745,000           579,000
         Computer processing                                            570,000           404,000
         Amortization of intangible assets                              442,000           379,000
         Communications                                                 462,000           383,000
         Advertising                                                    551,000           386,000
         Supplies                                                       323,000           289,000
         Loan and collection                                            389,000           254,000
         Other                                                          984,000         1,047,000
                                                                    ===========       ===========
               Total non-interest expense                           $12,146,000       $10,331,000
                                                                    ===========       ===========

                              PROPOSED ACQUISITION

On March 24, 1999, the Registrant announced that it had signed a definitive agreement to acquire Mutual Savings Bank f.s.b. ("MSB"). As a result of the transaction, the Registrant will issue 0.80 shares of its common stock for each share of MSB common stock, subject to certain adjustments.

The transaction is structured as a tax-free exchange of shares and is expected to qualify as a "pooling-of-interests". The transaction is subject to approval by the shareholders of both companies as well as regulatory agencies. The transaction is expected to be consummated in the third quarter of 1999. The Registrant anticipates approximately $5.0 million of one-time, pretax, merger related charges.

The merger agreement contains a provision, which allows MSB the right to terminate the transaction if the average price of the Registrant's common stock falls below certain pre-determined levels prior to consummation of the transaction. The merger agreement also provides the Registrant with an option to purchase 19.9% of the outstanding shares of MSB's common stock under certain specified circumstances.

At March 31, 1999, MSB had assets of $569 million, deposits of $424 million, shareholder's equity of $36.7 million and shares outstanding of 4.3 million. It provides banking services through a total of 22 offices and its common stock trades on the Nasdaq Stock Market under the symbol MSBK.

                                    YEAR 2000

The Year 2000 issue refers to computer-based operating systems that were originally designed to recognize calendar years by their last two digits ("Year 2000"). The Registrant began preparing its computer-based operating systems for 2000 during 1997 and formed a committee to address such issues. A significant portion of the Registrant's Year 2000 issue relates to its core data processing applications which are provided by a third-party service provider, M&I Data Services.

The Registrant completed its conversion to M&I Data Services Year 2000 compliant application software in 1998. All other material non-compliant operating systems have been identified and are in the process of being replaced. It is anticipated that the replacement and testing of non-compliant operating systems will be completed during the second quarter of 1999.

Costs incurred to date have approximated $1 million, which relate primarily to the replacement of systems and fully depreciated non-compliant personal computer equipment. Management estimates that total costs will not exceed $1.6 million and will not have a material impact on the consolidated financial statements. A substantial portion of these costs represent an acceleration of expenditures to replace or upgrade systems that will become obsolete or otherwise inadequate to meet the Registrant's growing technology needs.

While the Registrant is not aware of any Year 2000 problems for which a solution is not available, other unanticipated issues could arise. These unanticipated issues may include the ability to identify and correct all relevant computer code, the availability and cost of trained personnel, the impact of the Year 2000 on our customers and other uncertainties.


Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant has occurred since December 31, 1998.

Item 6.  Exhibits & Reports on Form 8-K

   (a)   Exhibit Number & Description
         2. Agreement and Plan of Reorganization between the Registrant and Mutual Savings Bank, f.s.b. dated March 24, 1999
         10. Warrant Purchase agreement between Registrant and Mutual Savings Bank, f.s.b. dated March 24, 1999
         11. Computation of Earnings per share
         27. Financial Data Schedule

   (b)   Reports on Form 8-K
         During the quarter ended March 31, 1999, there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 14, 1999               By  /s/William R. Kohls
    ------------------------        ---------------------------------------
                                      William R. Kohls, Principal Financial
                                                Officer

Date   May 14, 1999               By  /s/James J. Twarozynski
    ------------------------        ---------------------------------------
                                      James J. Twarozynski, Principal
                                                Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Description
-----------     -----------

   2. Agreement and Plan of Reorganization between the Registrant and Mutual Savings Bank, f.s.b. dated March 24, 1999
  10. Warrant Purchase agreement between Registrant and Mutual Savings Bank, f.s.b. dated March 24, 1999
  11.          Computation of Earnings per share
  27.          Financial Data Schedule