Form 10-Q
period 1999-06-30
INDEPENDENT BANK CORP /MI/
filed 1999-08-13
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       -------------
Commission file number   0-7818
                      ---------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Michigan                                    38-2032782
-------------------------------------------   ----------------------------------
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

                                      NONE
--------------------------------------------------------------------------------
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                     ----  ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at August 10, 1999
----------------------------------------   -------------------------------------
  Common stock, par value $1                              7,477,359

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                       Number(s)

PART I -  Financial Information

Item 1.   Consolidated Statements of Financial Condition
            June 30, 1999 and December 31, 1998                              2

          Consolidated Statements of Operations
            Three- and six-month periods ended June 30, 1999 and 1998        3

          Consolidated Statements of Cash Flows
            Six-month periods ended June 30, 1999 and 1998                   4

          Consolidated Statements of Shareholders' Equity
            Six-month periods ended June 30, 1999 and 1998                   5

          Notes to Interim Consolidated Financial Statements
            Three- and six-month periods ended June 30, 1999 and 1998      6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       18

PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security-Holders              19

Item 6.   Exhibits & Reports on Form 8-K                                   19

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition



                                                                                June 30,        December 31,
                                                                                 1999               1998
                                                                            ----------------- -----------------
                                                                              (unaudited)
                                                                            ----------------- -----------------
Assets
Cash and due from banks                                                    $     33,281,000   $     42,846,000
Securities available for sale                                                   110,874,000         99,515,000
Securities held to maturity (Fair value of $14,460,000 at June
  30,1999; $19,029,000 at December 31, 1998)                                     14,076,000         18,349,000
Federal Home Loan Bank stock, at cost                                            12,589,000         12,589,000
Loans held for sale                                                              22,254,000         39,741,000
Loans
  Commercial and agricultural                                                   247,285,000        238,863,000
  Real estate mortgage                                                          441,727,000        449,114,000
  Installment                                                                   142,908,000        134,627,000
                                                                            ----------------  ----------------
                                                               Total Loans      831,920,000        822,604,000
  Allowance for loan losses                                                     (10,183,000)        (9,714,000)
                                                                            ----------------  ----------------
                                                                 Net Loans      821,737,000        812,890,000
Property and equipment, net                                                      29,462,000         27,255,000
Accrued income and other assets                                                  33,055,000         32,073,000
                                                                           ----------------   ----------------
                                                              Total Assets $  1,077,328,000   $  1,085,258,000
                                                                            ================  ================
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                     $    106,408,000   $    112,930,000
  Savings and NOW                                                               378,138,000        377,592,000
  Time                                                                          352,148,000        339,992,000
                                                                            ----------------  ----------------
                                                            Total Deposits      836,694,000        830,514,000
Federal funds purchased                                                          31,550,000         22,650,000
Other borrowings                                                                104,163,000        130,964,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                     17,250,000         17,250,000
Accrued expenses and other liabilities                                           14,680,000         14,175,000
                                                                            ----------------  ----------------
                                                         Total Liabilities    1,004,337,000      1,015,553,000
                                                                            ----------------  ----------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  7,474,792 shares at June 30, 1999
    and 7,382,506 shares at December 31, 1998                                     7,475,000          7,383,000
  Capital surplus                                                                38,969,000         37,658,000
  Retained earnings                                                              26,275,000         22,749,000
  Accumulated other comprehensive income                                            272,000          1,915,000
                                                                            ----------------  ----------------
                                                Total Shareholders' Equity       72,991,000         69,705,000
                                                                            ----------------  ----------------
                                Total Liabilities and Shareholders' Equity $  1,077,328,000   $  1,085,258,000
                                                                            ================  ================





See notes to interim consolidated financial statements.

                      Consolidated Statements of Operations




                                                        Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                         1999          1998            1999         1998
                                                    ------------  ---------------  ------------  -----------
                                                            (unaudited)                  (unaudited)
                                                    -----------------------------  -------------------------
Interest Income
  Interest and fees on loans                           $19,616,000   $19,146,000   $39,124,000   $37,529,000
  Securities
   Taxable                                                 872,000     1,338,000     1,939,000     2,817,000
   Tax-exempt                                              849,000       605,000     1,672,000     1,214,000
  Other investments                                        249,000       252,000       498,000       499,000
                                                       -----------   -----------   -----------   -----------
                     Total Interest Income              21,586,000    21,341,000    43,233,000    42,059,000
                                                       -----------   -----------   -----------   -----------
Interest Expense
  Deposits                                               6,479,000     6,112,000    12,923,000    11,951,000
  Other borrowings                                       2,124,000     2,985,000     4,458,000     6,104,000
                                                       -----------   -----------   -----------   -----------
                     Total Interest Expense              8,603,000     9,097,000    17,381,000    18,055,000
                                                       -----------   -----------   -----------   -----------
                     Net Interest Income                12,983,000    12,244,000    25,852,000    24,004,000
Provision for loan losses                                  505,000       670,000     1,030,000     1,303,000
                                                       -----------   -----------   -----------   -----------
                    Net Interest Income After
                    Provision for Loan Losses          12,478,000     11,574,000    24,822,000    22,701,000
                                                      -----------    -----------   -----------   -----------
Non-interest Income
  Service charges on deposit accounts                   1,206,000        980,000     2,244,000     1,803,000
  Net gains on asset sales
   Real estate mortgage loans                           1,008,000      1,048,000     2,256,000     1,955,000
   Securities                                                              7,000        14,000       144,000
  Other income                                          1,605,000      1,336,000     2,996,000     2,097,000
                                                      -----------    -----------   -----------   -----------
                    Total Non-interest Income           3,819,000      3,371,000     7,510,000     5,999,000
                                                      -----------    -----------   -----------   -----------
Non-interest Expense
        Salaries and employee benefits                  6,993,000     6,430,000     13,803,000    12,341,000
        Occupancy, net                                    871,000       752,000      1,741,000     1,451,000
        Furniture and fixtures                            776,000       670,000      1,521,000     1,249,000
        Other expenses                                  3,692,000     3,517,000      7,413,000     6,659,000
                                                      -----------   -----------    -----------   -----------
                    Total Non-interest Expense         12,332,000    11,369,000     24,478,000    21,700,000
                                                      -----------   -----------    -----------   -----------
                    Income Before Federal Income Tax    3,965,000     3,576,000      7,854,000     7,000,000
Federal income tax expense                              1,122,000     1,037,000      2,246,000     2,028,000
                                                      -----------   -----------    -----------   -----------
                                          Net Income  $ 2,843,000   $ 2,539,000    $ 5,608,000   $ 4,972,000
                                                      ===========   ===========    ===========   ===========

        Net Income Per Share
          Basic                                       $       .38   $       .35    $       .75   $       .68
          Diluted                                             .38           .34            .75           .67
        Dividends Per Common Share
          Declared                                    $      .140   $      .124    $      .280   $      .248
          Paid                                               .140          .124           .270          .241



See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                                      Six months ended
                                                                                          June 30,
                                                                                   1999            1998
                                                                              --------------- ---------------
                                                                                        (unaudited)
                                                                              -------------------------------
Net Income                                                                    $     5,608,000 $    4,972,000
                                                                              --------------- ---------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                    137,233,000    130,887,000
    Disbursements for loans held for sale                                        (117,490,000)  (148,523,000)
    Provision for loan losses                                                       1,030,000      1,303,000
    Deferred loan fees                                                                               114,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             2,496,000      2,199,000
    Net gains on sales of real estate mortgage loans                               (2,256,000)    (1,955,000)
    Net gains on sales of securities                                                  (14,000)      (144,000)
    Increase in accrued income and other assets                                    (1,856,000)      (961,000)
    Increase in accrued expenses and other liabilities                              2,039,000      1,573,000
                                                                              --------------- ----------------
                                                           Total Adjustments       21,182,000    (15,507,000)
                                                                              --------------- ----------------
                                          Net Cash from Operating Activities       26,790,000    (10,535,000)
                                                                              --------------- ----------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                             267,000      4,882,000
  Proceeds from the maturity of securities available for sale                      11,805,000      3,622,000
  Proceeds from the maturity of securities held to maturity                         4,452,000      1,790,000
  Principal payments received on securities available for sale                      7,944,000      9,297,000
  Principal payments received on securities held to maturity                          322,000        941,000
  Purchases of securities available for sale                                      (34,343,000)    (8,973,000)
  Principal payments on portfolio loans purchased                                   3,545,000      9,096,000
  Portfolio loans made to customers, net of principal payments received           (13,422,000)   (45,590,000)
  Acquisition of business, less cash received                                                      1,459,000
  Acquisition of branches, less cash received                                                     16,168,000
  Capital expenditures                                                             (3,805,000)    (2,840,000)
                                                                              --------------- ----------------
                                          Net Cash from Investing Activities      (23,235,000)   (10,148,000)
                                                                              --------------- ----------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                    6,180,000     36,121,000
  Net increase (decrease) in short-term borrowings                                  8,268,000     (4,268,000)
  Proceeds from Federal Home Loan Bank advances                                     6,831,000     35,515,000
  Payments of Federal Home Loan Bank advances                                     (32,000,000)   (41,000,000)
  Retirement of long-term debt                                                     (1,000,000)    (1,000,000)
  Dividends paid                                                                   (1,999,000)    (1,762,000)
  Proceeds from issuance of common stock                                              600,000        605,000
                                                                              --------------- ----------------
                                          Net Cash from Financing Activities      (13,120,000)    24,211,000
                                                                              --------------- ----------------
                        Net Increase (Decrease) in Cash and Cash Equivalents       (9,565,000)     3,528,000
Cash and Cash Equivalents at Beginning of Period                                   42,846,000     30,371,000
                                                                              --------------- ----------------
                                  Cash and Cash Equivalents at End of Period  $    33,281,000 $   33,899,000
                                                                              =============== ================

Cash paid during the period for
  Interest                                                                    $    17,479,000 $   17,792,000
  Income taxes                                                                      2,100,000      2,900,000
Transfer of loans to other real estate                                                990,000        399,000





See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                                    Six months ended
                                                                                        June 30,
                                                                                  1999            1998
                                                                              --------------  -------------
                                                                                        (unaudited)
                                                                              -----------------------------

Balance at beginning of period                                                $   69,705,000 $   59,516,000
  Net income                                                                      5,608,000       4,972,000
  Cash dividends declared                                                        (2,086,000)     (1,813,000)
  Issuance of common stock                                                        1,407,000       3,130,000
  Net change in unrealized gain on securities
    available for sale, net of related tax effect (note 4)                       (1,643,000)       (122,000)
                                                                              -------------- --------------
Balance at end of period                                                      $  72,991,000  $   65,683,000
                                                                              ============== ==============


























See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 1999 and December 31, 1998, and the results of operations for the six-month periods ended June 30, 1999 and 1998.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $4,736,000 at June 30, 1999, and $6,641,000 at December 31, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

         Comprehensive income for the three-month and the six-month periods ending June 30 follows:

                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                                 1999           1998            1999            1998
                                            --------------  ------------   -------------   -------------

      Net income                            $   2,843,000  $   2,539,000   $   5,608,000   $   4,972,000
      Net change in unrealized gain
        on securities available for sale,
        net of related tax effect              (1,237,000)       (60,000)     (1,643,000)       (122,000)
                                            -------------  -------------   -------------   -------------
      Comprehensive income                  $   1,606,000  $   2,479,000   $   3,965,000   $   4,850,000
                                            =============  =============   =============   =============




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

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three-month and six-month period ended June 30, follows:

Three months ended June 30,


                                      IB            IBWM          IBSM           IBEM        OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------
                                                           (in thousands)
  1999
  Total assets                  $    362,783    $    279,418   $   164,119    $   261,781   $   9,227      $1,077,328
  Interest income                      6,968           6,413         3,279          4,918           8          21,586
  Net interest income                  4,308           4,109         1,990          3,099        (523)         12,983
  Provision for loan losses              150             135            70            150                         505
  Income (loss) before
    Income tax                         1,583           1,541           668            986        (813)          3,965
  Net income (loss)                    1,100           1,063           511            744        (575)          2,843




1998
  Total assets                  $    347,291    $    267,185   $   166,285    $   248,108   $   6,089      $1,034,958
  Interest income                      7,021           6,155         3,382          4,771          12          21,341
  Net interest income                  4,224           3,762         1,939          2,905        (586)         12,244
  Provision for loan losses              285             195            85            105                         670
  Income (loss) before
    Income tax                         1,606           1,310           710            917        (967)          3,576
  Net income (loss)                    1,121             919           521            654        (676)          2,539



Six months ended June 30,
                                        IB          IBWM          IBSM           IBEM        OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------
                                                            (in thousands)

  1999
  Total assets                   $    362,783  $    279,418    $   164,119    $   261,781   $   9,227      $1,077,328
  Interest income                      14,185        12,620          6,636          9,779          13          43,233
  Net interest income                   8,774         7,984          4,058          6,121      (1,085)         25,852
  Provision for loan losses               300           270            160            300                       1,030
  Income (loss) before
    Income tax                          3,250         2,977          1,461          1,891      (1,725)          7,854
  Net income (loss)                     2,250         2,052          1,088          1,424      (1,206)          5,608




 1998
  Total assets                   $    347,291  $    267,185    $   166,285    $   248,108   $   6,089      $1,034,958
  Interest income                      13,975        11,946          6,706          9,415          17          42,059
  Net interest income                   8,346         7,346          3,829          5,671      (1,188)         24,004
  Provision for loan losses               450           390            160            303                       1,303
  Income (loss) before
    Income tax                          3,179         2,637          1,465          1,691      (1,972)          7,000
  Net income (loss)                     2,208         1,848          1,069          1,205      (1,358)          4,972



(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ending June 30 follows:

                                                              Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                                1999           1998            1999           1998
                                                            -------------  -------------   -------------  -------------

       Net income                                           $   2,843,000  $   2,539,000   $   5,608,000  $   4,972,000
                                                            =============  =============   =============  =============


       Shares outstanding (Basic)(1)                            7,451,000      7,351,000       7,431,000      7,308,000
         Effect of dilutive securities - stock options             39,000         90,000          48,000         91,000
                                                            -------------  -------------   -------------  -------------
                Shares outstanding (Diluted)                $   7,490,000  $   7,441,000   $   7,479,000  $   7,399,000
                                                            =============  =============   =============  =============
       Earnings per share
         Basic                                              $         .38  $         .35   $         .75  $         .68
         Diluted                                                      .38            .34             .75            .67

     (1)Shares outstanding have been adjusted for a 5% stock dividend in 1998.

7. The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS #133") in June 1998.

SFAS #133, which has been subsequently amended by SFAS #137, requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of those derivatives will depend upon the use of those derivatives and whether or not they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier application allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Registrant's financial statements.

8. The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


                               FINANCIAL CONDITION

SUMMARY Assets totaled $1,077.3 million at June 30, 1999. The nominal decline in total assets from $1,085.3 million at December 31, 1998, principally reflects a $17.5 million decrease in loans held for sale. (See "Non-interest income.")

Loans, excluding loans held for sale ("Portfolio Loans"), increased to $831.9 million at June 30, 1999, from $822.6 million at December 31, 1998. The increase in Portfolio Loans reflects increases in commercial and agricultural loans as well as installment loans that were partially offset by a decline in real estate mortgage loans. (See "Asset/liability management.") The $7.4 million decline in real estate mortgage loans was the result of refinancing activity during the six months ended June 30, 1999.

Deposits increased to $836.7 million at June 30, 1999, from $830.5 million at December 31, 1998. The $6.2 million increase in deposits principally reflects the issuance of brokered certificates of deposits ("Brokered CDs"). (See "Deposits and borrowings.")

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

  SECURITIES


                                                               Unrealized
                                                       ----------------------------
                                       Amortized                                           Fair
                                          Cost              Gains         Losses           Value
                                     --------------    --------------  -------------   -------------
                                                             (in thousands)
  Securities available for sale
    June 30, 1999                       $110,456           $  893           $475          $110,874
    December 31, 1998                     96,614            2,948             47            99,515

  Securities held to maturity
    June 30, 1999                       $ 14,076           $  388           $  4          $ 14,460
    December 31, 1998                     18,349              688              8            19,029

The purchase or sale of securities is dependent upon Management's assessment of reinvestment opportunities as well as the Banks' asset/liability management needs. As a result of such ongoing evaluations, the Banks purchased securities with a fair market value of $34,343,000 and $8,973,000 during the six months ended June 30, 1999 and 1998, respectively. The Banks sold securities with an aggregate market value of approximately $267,000 during the six-month period in 1999 compared to $4.9 million in 1998. The Banks realized net gains on the sale of such securities totaling $14,000 and $144,000 during the six months ended June 30, 1999 and 1998, respectively.

SALES OF SECURITIES AVAILABLE FOR SALE

                                      Three months ended                     Six months ended
                                           June 30,                             June 30,
                                   1999               1998              1999              1998
                              ----------------   ---------------   ----------------  ----------------

        Proceeds                                  $      516,000    $      267,000     $    4,882,000
                              ===============    ================  ================   ================

        Gross gains                               $        7,000    $       14,000     $      144,000
        Gross losses
                              ---------------    ----------------  ----------------   ----------------
         Net Gains                                $        7,000    $       14,000     $      144,000
                              ===============    ================  ================   ================


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

         NON-PERFORMING ASSETS

                                                                 June 30,          December 31,
                                                                   1999                1998
                                                              ---------------    -----------------
         Non-accrual loans                                        $2,776,000           $4,106,000
         Loans 90 days or more past due and
           still accruing interest                                 1,686,000            2,240,000
         Restructured loans                                          274,000              295,000
                                                              ---------------    -----------------
                                   Total non-performing loans      4,736,000            6,641,000
         Other real estate                                         1,263,000              936,000
                                                              ---------------    ----------------
                                  Total non-performing assets     $5,999,000           $7,577,000
                                                              ===============    =================
         As a percent of Portfolio Loans
              Non-performing loans                                   0.57 %                0.81 %
              Non-performing assets                                  0.72                  0.92
              Allowance for loan losses                              1.22                  1.18
            Allowance for loan losses as a percent of
              non-performing loans                                    215                   146


Impaired loans totaled approximately $3,200,000 at June 30, 1999. At that same date, certain impaired loans with a balance of approximately $1,000,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $200,000. The Banks' average investment in impaired loans was approximately $3,300,000, for the six-month period ending June 30, 1999. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that six-month period was approximately $80,000.

Loans charged against the allowance for loan losses, net of recoveries, were equal to .14% of average loans during the six months ended June 30, 1999, compared to .12% during the comparable period of 1998.

          ALLOWANCE FOR LOAN LOSSES


                                                                         Six months ended
                                                                             June 30,
                                                                      1999              1998
                                                                 ---------------    --------------
          Balance at beginning of period                            $ 9,714,000        $7,670,000
          Additions (deduction)
            Provision charged to operating expense                    1,030,000         1,303,000
            Recoveries credited to allowance                            287,000           329,000
            Loans charged against the allowance                        (848,000)         (764,000)
                                                                 ---------------    --------------

          Balance at end of period                                  $10,183,000        $8,538,000
                                                                 ===============    ==============

          Net loans charged against the allowance to
           average Portfolio Loans (annualized)                            0.14%             0.12%



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

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, Management employs pricing tactics that are intended to enhance the value of core deposits and the Banks have implemented funding strategies that incorporate other borrowings and Brokered CDs to finance a portion of the Portfolio Loans. The use of such alternate sources of funds is also an integral part of the Banks' asset/liability management efforts.


                                                    June 30, 1999                   December 31, 1998
                                            -------------------------------  ---------------------------------
                                                       Average                          Average
                                             Amount   Maturity     Rate       Amount    Maturity     Rate
                                             ------   --------     ----       ------    --------     ----
                                                                (dollars in thousands)
Brokered CDs                                $65,727   6.4 years    5.92%     $54,885    4.4 years     5.64%
Fixed rate FHLB advances                     51,344   2.9 years    5.71       50,569    3.5 years     5.75
Variable rate FHLB advances                  42,556   0.2 years    4.96       68,500    0.5 years     5.21


Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $104.2 million at June 30, 1999, from $131.0 million at December 31, 1998. The decline in other borrowed funds reflects the competitive cost of Brokered CDs as well as Management's efforts to diversify the Banks' funding sources. Brokered CDs totaled $65.7 million and $54.9 million at June 30, 1999 and December 31, 1998, respectively.

INTEREST-RATE DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                            SWAPS
                                                                              ----------------------------------

                               CAPS            FLOORS           COLLARS          PAY FIXED       PAY VARIABLE
-------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Notional amount                $18,000          $ 3,000           $10,000            $58,500          $47,000
Weighted-average             1.4 years        1.9 years         1.2 years          2.9 years        8.8 years
maturity
Cap strike                        6.64%                              6.42%
Floor strike                                       4.63%             5.71
Rate paying                                                                             5.29%            5.08%
Rate receiving                                                                          4.90             6.10
Premium paid                   $   218           $    5
Annual cost                        .28%             .09%
Amortized cost                 $    85           $    5
Fair value                          41                1            $  (47)           $   749          $(1,769)




Derivative financial instruments are employed to reduce the cost of alternate funding sources and manage the Banks' exposure to changes in interest rates. Certain derivative financial instruments may also mitigate the interest-rate risk associated with prepayments on fixed-rate loans. (See "Asset/liability management.") At June 30, 1999, the Company employed interest-rate caps, floors and collars with a notional amount of $18.0 million $3.0 million and $10.0 million, respectively. The Banks also employed interest-rate swaps with an aggregate notional amount of $105.5 million.


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

       CAPITALIZATION

                                                                    June 30,         December 31,
                                                                      1999               1998
                                                                ------------------------------------
       Unsecured debt                                                 $ 9,000,000        $10,000,000
       Preferred Securities                                            17,250,000         17,250,000
       Shareholders' Equity
         Preferred stock, no par value
         Common Stock, par value $1.00 per share                        7,475,000          7,383,000
         Capital surplus                                               38,969,000         37,658,000
         Retained earnings                                             26,275,000         22,749,000
         Accumulated other comprehensive income                           272,000          1,915,000
                                                                      -----------        -----------
                 Total shareholders' equity                            72,991,000         69,705,000
                                                                      -----------        -----------
                 Total capitalization                                 $99,241,000        $96,955,000
                                                                      ===========        ===========


Shareholders' equity totaled $73.0 million at June 30, 1999. In addition to the retention of earnings, the $3.3 million increase from $69.7 million at December 31, 1998, reflects the issuance of common stock pursuant to various equity-based incentive compensation plans. Shareholders' equity was equal to 6.78% of total assets at June 30, 1999, compared to 6.42% at December 31, 1998.

          CAPITAL RATIOS

                                                                 June 30, 1999       December 31, 1998
                                                               ------------------- ----------------------
          Equity capital                                               6.78%                  6.42%
          Average shareholders equity to average assets(1)             6.80                   6.42
          Tier 1 leverage (tangible equity capital)                    6.81                   6.23
          Tier 1 risk-based capital                                    9.22                   8.72
          Total risk-based capital                                    10.47                   9.97



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

Management employs simulation analyses to monitor the Banks' interest-rate risk profiles and evaluate potential changes in the Bank's net interest income and market value of portfolio equity that result from changes in interest rates. At June 30, 1999, each of the Banks was within established parameters for interest-rate risk.

Management has determined that the retention of certain real estate mortgage loans, generally 15- and 30-year fixed rate obligations, is inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may be profitably funded within established risk parameters. The retention of such loans, together with commercial and agricultural loans, has been a principal focus of the Banks' balance sheet management strategies. (See "Non-interest income.")


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $2,843,000 and $2,539,000 during the three months ended June 30, 1999 and 1998, respectively. During the six-month periods of 1999 and 1998, net income totaled $5,608,000 and $4,972,000, respectively. The increases in earnings during these periods are principally the result of increases in net interest income and non-interest income. Such increases in revenue were, however, partially offset by increases in non-interest expense and federal income tax expense.

Key performance ratios for the three- and six-month periods ended June 30, 1999 and 1998, are set forth below.

          KEY PERFORMANCE RATIOS

                                                              Three months                   Six months
                                                             ended June 30,                ended June 30,
                                                           1999         1998            1999          1998
                                                        --------------------------  ----------------------------

          Net income to
            Average assets                                   1.07%        1.02%           1.06%         1.01%
            Average equity                                  15.67        15.78           15.66         15.92

          Earnings per common share
            Basic                                          $  .38       $  .35          $  .75        $  .68
            Diluted                                           .38          .34             .75           .67

          Cash basis income to(A)
            Average tangible assets                          1.23%        1.18%           1.22%         1.17%
            Average tangible equity                         23.43        25.04           23.63         24.99

          Cash basis income per share(A)
            Basic                                          $  .43       $  .39          $  .85        $  .77
            Diluted                                           .43          .39             .85           .76




    (A) Cash basis financial data exclude intangible assets and the related amortization expense

NET INTEREST INCOME Tax equivalent net interest income totaled $13,465,000 during the three months ended June 30, 1999, compared to $12,593,000 during the comparable period of 1998. Tax equivalent net interest income totaled $26,801,000 and $24,705,000 during the six months ended June 30, 1999 and 1998, respectively.

Management estimates that approximately 80% of the $872,000 increase in tax equivalent net interest income during the three-month period and approximately 75% of the $2,906,000 increase during the six-month period reflects increases in average earning assets. Average earning assets increased by 5.5% to $981.1 million during the three months ended June 30, 1999. During the six-month period of 1999, average earning assets increased by 6% to $981.0 million.

 NET INTEREST INCOME AND SELECTED RATIOS


                                                             Three months               Six months
                                                            ended June 30,             ended June 30,
                                                          1999         1998          1999         1998
                                                       -----------  ------------  -----------  ------------
   Average earning assets (in thousands)                $981,097     $929,651      $980,999     $921,536
   Tax equivalent net interest income                     13,465       12,593        26,801       24,705

   As a percent of average earning assets
       Tax equivalent interest income                       9.01%        9.35%         9.05%        9.32%
       Interest expense                                     3.52         3.92          3.57         3.95
       Tax equivalent net interest income                   5.49         5.43          5.48         5.37

   Average earning assets as a
     percent of average assets                             92.46%       92.99%        92.34%       93.05%

   Free-funds ratio                                        11.42%       10.58%        11.07%       10.20%




Increases in average earning assets have principally been funded with deposits. Total deposits, excluding Brokered CDs ("Core Deposits") averaged $771.8 million and $698.2 million during the six months ended June 30, 1999 and 1998, respectively. (See "Liquidity and capital resources.")

Tax equivalent net interest income as a percent of average earnings assets ("Net Yield") has increased from the corresponding periods of 1998. The Net Yield was 5.49% and 5.48% during the three- and six-month periods of 1999, respectively, compared to 5.43% and 5.37% during 1998. Increases in Net Yield principally reflect increases in Core Deposits as a percentage of average earning assets. Core Deposits were equal to 78.7% and 75.8% of average earning assets for the six months ended June 30, 1999 and 1998, respectively.

PROVISION FOR LOAN LOSSES The provision for loan losses was $505,000 during the three months ended June 30, 1999, compared to $670,000 during the three-month period in 1998. During the six-month periods, the provision was $1,030,000 and $1,303,000, respectively.

The decrease in the provision during both the three- and six-month periods reflects Management's assessment of the allowance for loan losses based upon the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $3,819,000 during the three months ended June 30, 1999, compared to $3,371,000 during the comparable period in 1998. Non-interest income totaled $7,510,000 and $5,999,000 during the six months ended June 30, 1999 and 1998, respectively.

The increase in non-interest income during both the three- and six-month periods principally reflects increases in service charges on deposit accounts and revenues associated with First Home Financial, Inc. Increases in mutual fund and annuity commissions as well as real estate mortgage servicing fees also contributed to the increase in non-interest income.

On April 17, 1998, the Registrant purchased the outstanding capital stock of First Home Financial, Inc. ("FHF"), an originator of manufactured home loans. FHF's revenues during the three months ended June 30, 1999, totaled $508,000 and account for 45% of the $448,000 increase in non-interest income.

NON-INTEREST INCOME


                                              Three months ended                    Six months ended
                                                   June 30,                             June 30,
                                            1999              1998              1999              1998
                                       ---------------   ---------------   ---------------    --------------

Service charges on deposit
  accounts                               $1,206,000       $  980,000          $2,244,000          $1,803,000
Net gains on asset sales
  Real estate mortgage loans              1,008,000        1,048,000           2,256,000           1,955,000
  Securities                                                   7,000              14,000             144,000
First Home Financial                        508,000          306,000             934,000             306,000
Title insurance fees                        239,000          229,000             424,000             425,000
Real estate mortgage loan
  servicing fees                            154,000          131,000             304,000             234,000
Mutual fund and annuity
  commissions                               143,000           48,000             284,000              70,000
Other                                       561,000          622,000           1,050,000           1,062,000
                                         ----------       ----------          ----------          ----------
      Total non-interest income          $3,819,000       $3,371,000          $7,510,000          $5,999,000
                                         ==========       ==========          ==========          ==========




Net gains on the sale of real estate mortgage loans totaled $1,008,000 during the three months ended June 30, 1999, compared to $1,048,000 during the comparable period in 1998. Net gains on the sale of such loans totaled $2,256,000 and $1,955,000 during the six months ended June 30, 1999 and 1998, respectively.

                                           Three months ended                     Six months ended
                                                June 30,                              June 30,
                                        1999               1998               1999               1998
                                  ------------------------------------  ------------------------------------

Real estate mortgage loans
  originated                           $111,617,000     $131,295,000       $208,081,000    $250,125,000
Real estate mortgage loan
  sales                                  62,039,000       71,418,000        134,977,000     128,932,000
Real estate mortgage loan
  servicing rights sold                   5,949,000        8,117,000         10,963,000      35,490,000
Net gains on the sale of real
  estate mortgage loans                   1,008,000        1,048,000          2,256,000       1,955,000
Net gains as a percent of real
  estate mortgage loans sold                   1.62%            1.47%              1.67%           1.52%


The Banks capitalized approximately $987,000 and $756,000 of related servicing rights during the six-month periods ended June 30, 1999 and 1998, respectively. Amortization of capitalized servicing rights for those periods was $279,000 and $152,000, respectively. The fair value of capitalized servicing rights approximated the book value of $2,782,000 at June 30, 1999, and therefore, no valuation allowance was considered necessary. The capitalized servicing rights relate to approximately $424 million of loans sold and serviced at June 30, 1999.

The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that the Banks cannot profitably fund within established interest-rate risk parameters. (See "Asset/liability management.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates. Given a decline in loans held for sale, together with a substantial decline in refinancing activity, net gains on the sale of real estate mortgage loans during subsequent periods may not be commensurate with the amount recorded during the three months ended June 30, 1999.

NON-INTEREST EXPENSE Non-interest expense totaled $12,332,000 during the three months ended June 30, 1999, compared to $11,369,000 during the comparable period in 1998. Non-interest expense totaled $24,478,000 and $21,700,000 during the six months ended June 30, 1999 and 1998, respectively.

Costs associated with the operation of FHF as well as direct mail marketing costs related to deposit account promotions account for approximately 30% of increase in non-interest expense. Costs associated with the operation of branch facilities that were acquired in June of 1998 also contributed to the increase in non-interest expense.

NON-INTEREST EXPENSE

                                               Three months ended                    Six months ended
                                                    June 30,                             June 30,
                                             1999              1998                1999               1998
                                        -----------         -----------         -----------         -----------
Salaries                                $ 4,656,000         $ 4,211,000         $ 9,051,000         $ 7,919,000
Performance-based compensation
  and benefits                            1,344,000           1,323,000           2,613,000           2,627,000
Other benefits                              993,000             896,000           2,139,000           1,795,000
                                        -----------         -----------         -----------         -----------
  Salaries and benefits                   6,993,000           6,430,000          13,803,000          12,341,000
Occupancy, net                              871,000             752,000           1,741,000           1,451,000
Furniture and fixtures                      776,000             670,000           1,521,000           1,249,000
Computer processing                         582,000             462,000           1,152,000             866,000
Amortization of intangible assets           432,000             419,000             874,000             798,000
Communications                              433,000             394,000             895,000             777,000
Advertising                                 475,000             432,000           1,026,000             818,000
Supplies                                    354,000             330,000             677,000             619,000
Loan and collection                         406,000             280,000             795,000             534,000
Other                                     1,010,000           1,200,000           1,994,000           2,247,000
                                        -----------         -----------         -----------         -----------
      Total non-interest expense        $12,332,000         $11,369,000         $24,478,000         $21,700,000
                                        ===========         ===========         ===========         ===========



                              PROPOSED ACQUISITION

On March 24, 1999, the Registrant announced that it had signed a definitive agreement to acquire Mutual Savings Bank f.s.b. ("MSB"). As a result of the transaction, the Registrant will issue 0.80 shares of its common stock for each share of MSB common stock, subject to certain adjustments.

The transaction is structured as a tax-free exchange of shares and is expected to qualify as a "pooling-of-interests". The transaction is subject to approval by the shareholders of both companies as well as regulatory agencies. The transaction is expected to be consummated in the third quarter of 1999. The Registrant anticipates approximately $5 million, pretax, of nonrecurring, merger related charges.

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

At June 30, 1999, MSB had assets of $574 million, deposits of $426 million, shareholder's equity of $37.2 million and shares outstanding of 4.3 million. It provides banking services through a total of 22 offices and its common stock trades on the Nasdaq Stock Market under the symbol MSBK.

                                    YEAR 2000

The Year 2000 issue refers to computer-based operating systems that were originally designed to recognize calendar years by their last two digits ("Year 2000"). The Registrant began preparing its computer-based operating systems for 2000 during 1997 and formed a committee to address such issues. A significant portion of the Registrant's Year 2000 issue relates to its core data processing applications which are provided by a third-party service provider, M&I Data Services. The Registrant completed its conversion to M&I Data Services Year 2000 compliant application software in 1998. Testing of all other non-compliant operating systems was completed during the second quarter of 1999. It is anticipated that the replacement of such systems will be completed during the third quarter of 1999.

Costs incurred to date have approximated $1.3 million, which relate primarily to the replacement of systems and fully depreciated non-compliant personal computer equipment. Management estimates that total costs will not exceed $1.6 million and will not have a material impact on the consolidated financial statements. A substantial portion of these costs represent an acceleration of expenditures to replace or upgrade systems that will become obsolete or otherwise inadequate to meet the Registrant's growing technology needs.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Registrant's Annual Meeting of Shareholders was held on April 20, 1999. As described in the Registrant's proxy statement, dated March 17, 1999, matters to be considered at that meeting were:

     (1) Election of three incumbent nominees to the board of directors

         All nominees were nominated to serve three-year terms expiring in 2002. Tabulation in the election of directors is set forth below.

                                                                       Broker Non-Votes
                                                                       ----------------
            Nominee                 Votes FOR        Votes AGAINST     and Abstentions
            -------                 ---------        -------------     ---------------
            Keith E. Bazaire        5,878,593               0              53,143
            Terry L. Haske          5,881,946               0              49,790
            Thomas F. Kohn          5,871,229               0              60,507


         Directors whose term of office as a director continued after the meeting were Charles A. Palmer, Charles C. Van Loan, Robert J. Leppink, and Arch V. Wright, Jr.

Item 6.  Exhibits & Reports on Form 8-K


     (a) Exhibit Number & Description
         11.  Computation of Earnings Per Share
         27.  Financial Data Schedule

     (b) Reports on Form 8-K

         A report on Form 8-K was filed on May 25, 1999, under items 5 and 7. The following exhibits were filed under item 7:
                  Exhibit 99.1 Annual report on Form 10-K for the year ended December 31, 1998 for Mutual Savings Bank, f.s.b.
                  Exhibit 99.2 Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 for Mutual Savings Bank, f.s.b.
                  Exhibit 99.3 Current Report on Form 8-K, dated March 26, 1999, filed by Mutual Savings Bank, f.s.b.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date              August 10, 1999           By       s/William R. Kohls
    --------------------------------          ----------------------------------
                                                     William R. Kohls, Principal
                                                     Financial Officer

Date              August 10, 1999           By       s/James J. Twarozynski
    --------------------------------          ----------------------------------
                                                     James J. Twarozynski,
                                                     Principal Accounting
                                                     Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
----------                         -----------

     11                            Computation of Earnings Per Share

     27                            Financial Data Schedule