Form 10-Q
period 1999-09-30
INDEPENDENT BANK CORP /MI/
filed 1999-11-15
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

Commission file number 0-7818


                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as speified in its charter)



        Michigan                                       38-2032782
------------------------------               -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at November 11, 1999
--------------------------------           -----------------------------------
    Common stock, par value $1                            11,485,449

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES


                                          INDEX
                                          -----                                                     Page
                                                                                                  Number(s)
                                                                                                  ---------
PART I - Financial Information
         ---------------------
Item 1.      Consolidated Statements of Financial Condition
               September 30, 1999 and December 31, 1998                                               2

             Consolidated Statements of Operations
               Three- and nine-month periods ended September 30, 1999 and 1998                        3

             Consolidated Statements of Cash Flows
               Nine-month periods ended September 30, 1999 and 1998                                   4

             Consolidated Statements of Shareholders' Equity
               Nine-month periods ended September 30, 1999 and 1998                                   5

             Notes to Interim Consolidated Financial Statements
               Three- and nine-month periods ended September 30, 1999 and 1998                        6-8

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-20

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                               20

PART II -    Other Information

Item 4.      Submission of Matters to a Vote of Security-Holders                                      21

Item 6.      Exhibits & Reports on Form 8-K                                                           21


                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                             September 30,        December 31,
                                                                                 1999                 1998
                                                                            ---------------     ---------------
Assets                                                                        (unaudited)
                                                                            ---------------     ---------------
Cash and due from banks                                                    $     42,989,000     $     53,943,000
Securities available for sale                                                   190,997,000          155,624,000
Securities held to maturity (Fair value of $108,147,000 at September
  30,1999; $161,944,000 at December 31, 1998)                                   108,686,000          161,301,000
Federal Home Loan Bank stock, at cost                                            19,612,000           19,612,000
Loans held for sale                                                              15,910,000           45,699,000
Loans
  Commercial and agricultural                                                   306,025,000          277,024,000
  Real estate mortgage                                                          762,634,000          719,398,000
  Installment                                                                   165,066,000          155,717,000
                                                                           ----------------     ----------------
                                                               Total Loans    1,233,725,000        1,152,139,000
  Allowance for loan losses                                                     (12,607,000)         (11,557,000)
                                                                           ----------------     ----------------
                                                                 Net Loans    1,221,118,000        1,140,582,000
Property and equipment, net                                                      37,335,000           35,272,000
Accrued income and other assets                                                  51,780,000           48,860,000
                                                                           ================     ================
                                                              Total Assets $  1,688,427,000     $  1,660,893,000
                                                                           ================     ================
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                     $    120,582,000     $    123,457,000
  Savings and NOW                                                               550,370,000          523,580,000
  Time                                                                          622,016,000          604,295,000
                                                                           ----------------     ----------------
                                                            Total Deposits    1,292,968,000        1,251,332,000
Federal funds purchased                                                          37,700,000           22,650,000
Other borrowings                                                                195,368,000          229,249,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                     17,250,000           17,250,000
Accrued expenses and other liabilities                                           27,725,000           23,370,000
                                                                           ----------------     ----------------
                                                         Total Liabilities    1,571,011,000        1,543,851,000
                                                                           ----------------     ----------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  11,477,315 shares at September 30, 1999
    and 7,382,506 shares at December 31, 1998                                    11,477,000           10,815,000
  Capital surplus                                                                75,576,000           66,406,000
  Retained earnings                                                              32,428,000           38,639,000
  Accumulated other comprehensive income (loss)                                  (1,266,000)           1,981,000
  Unearned employee stock ownership plan shares                                    (799,000)            (799,000)
                                                                           ----------------     ----------------
                                                Total Shareholders' Equity      117,416,000          117,042,000
                                                                           ----------------     ----------------
                                Total Liabilities and Shareholders' Equity $  1,688,427,000    $   1,660,893,000
                                                                           ================    =================

See notes to interim consolidated financial statements.

                      Consolidated Statements of Operations

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                        1999           1998           1999            1998
                                                    -------------  -------------- -------------- ----------------
                                                            (unaudited)                     (unaudited)
                                                    -----------------------------  ------------------------------
Interest Income

  Interest and fees on loans                       $   27,029,000   $  25,971,000 $   79,237,000   $   76,014,000
  Securities
    Taxable                                             3,125,000       4,509,000     10,270,000       15,289,000
    Tax-exempt                                          1,080,000         727,000      2,754,000        1,941,000
  Other investments                                       530,000         428,000      1,176,000        1,260,000
                                                   --------------   -------------  -------------   --------------
                            Total Interest Income      31,764,000      31,635,000     93,437,000       94,504,000
                                                   --------------   -------------  -------------   --------------
Interest Expense
  Deposits                                             11,107,000      11,206,000     32,593,000       32,207,000
  Other borrowings                                      3,518,000       4,953,000     10,977,000       16,945,000
                                                   --------------   -------------  -------------   --------------
                           Total Interest Expense      14,625,000      16,159,000     43,570,000       49,152,000
                                                   --------------   -------------  -------------   --------------
                              Net Interest Income      17,139,000      15,476,000     49,867,000       45,352,000
Provision for loan losses                                 645,000       1,035,000      1,966,000        2,568,000
                                                   --------------   -------------  -------------   --------------
                        Net Interest Income After
                        Provision for Loan Losses      16,494,000      14,441,000     47,901,000       42,784,000
                                                   --------------   -------------  -------------   --------------
Non-interest Income
  Service charges on deposit accounts                   1,481,000       1,211,000      4,051,000        3,299,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                            880,000       1,664,000      3,662,000        4,699,000
    Securities                                           (108,000)                       (93,000)         145,000
  Other income                                          2,036,000       2,058,000      6,244,000        5,401,000
                                                   --------------   -------------  -------------   --------------
                        Total Non-interest Income       4,289,000       4,933,000     13,864,000       13,544,000
                                                   --------------   -------------  -------------   --------------
Non-interest Expense
  Salaries and employee benefits                        8,767,000       8,311,000     25,923,000       23,881,000
  Occupancy, net                                        1,162,000       1,142,000      3,429,000        3,119,000
  Furniture and fixtures                                1,108,000         848,000      3,070,000        2,641,000
  Merger related costs                                  4,623,000                      4,623,000
  Settlement of lawsuit                                 2,025,000                      2,025,000
  Other expenses                                        4,662,000       4,798,000     14,614,000       14,278,000
                                                   --------------   -------------  -------------   --------------
                       Total Non-interest Expense      22,347,000      15,099,000     53,684,000       43,919,000
                                                   --------------   -------------  -------------   --------------

          Income (Loss) Before Federal Income Tax      (1,564,000)      4,275,000      8,081,000       12,409,000
Federal income tax expense (benefit)                     (385,000)      1,256,000      2,488,000        3,681,000
                                                                                   -------------   --------------
                                                   ==============   =============
                                Net Income (Loss)  $   (1,179,000)  $   3,019,000  $   5,593,000   $    8,728,000
                                                   ==============   =============  =============   ==============

Net Income (Loss) Per Share
  Basic                                            $         (.10)  $         .27  $         .49   $          .78
  Diluted                                                    (.10)            .26            .49              .76
Dividends Per Common Share
  Declared                                         $         .133   $        .081  $        .400   $         .242
  Paid                                                       .133            .081           .400             .242


See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                   1999            1998
                                                                              --------------- ---------------
                                                                                       (unaudited)
                                                                              -------------------------------
Net Income                                                                   $      5,593,000 $    8,728,000
                                                                              --------------- --------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                    240,105,000    340,301,000
    Disbursements for loans held for sale                                        (206,653,000)  (356,197,000)
    Provision for loan losses                                                       1,966,000      2,568,000
    Deferred loan fees                                                                 (8,000)       145,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             4,666,000      3,840,000
    Net gains on sales of real estate mortgage loans                               (3,662,000)    (4,699,000)
    Net (gains) losses on sales of securities                                          93,000       (145,000)
    Increase in accrued income and other assets                                    (4,113,000)    (3,831,000)
    Increase (decrease) in accrued expenses and other liabilities                   5,944,000     (2,293,000)
                                                                             ---------------- --------------
                                                           Total Adjustments       38,338,000    (20,311,000)
                                                                             ---------------- --------------
                                          Net Cash from Operating Activities       43,931,000    (11,583,000)
                                                                             ---------------- --------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                          15,928,000      4,882,000
  Proceeds from the maturity of securities available for sale                      35,281,000     19,304,000
  Proceeds from the maturity of securities held to maturity                       533,550,000    754,906,000
  Principal payments received on securities available for sale                     11,183,000     15,761,000
  Principal payments received on securities held to maturity                          463,000      1,223,000
  Purchases of securities available for sale                                     (104,065,000)   (18,328,000)
  Purchases of securities held to maturity                                       (480,164,000)  (700,859,000)
  Principal payments on portfolio loans purchased                                   2,073,000     12,264,000
  Portfolio loans made to customers, net of principal payments received           (84,566,000)   (58,945,000)
  Acquisition of business, less cash received                                                      1,459,000
  Acquisition of branches, less cash received                                                     16,168,000
  Capital expenditures                                                             (5,209,000)    (5,667,000)
                                                                             ---------------- --------------
                                          Net Cash from Investing Activities      (75,526,000)    42,168,000
                                                                             ---------------- --------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                   41,636,000     66,084,000
  Net increase (decrease) in short-term borrowings                                 14,422,000    (51,134,000)
  Proceeds from Federal Home Loan Bank advances                                    56,831,000     78,968,000
  Payments of Federal Home Loan Bank advances                                     (88,584,000)  (118,000,000)
  Retirement of long-term debt                                                     (1,500,000)    (1,500,000)
  Dividends paid                                                                   (3,047,000)    (2,674,000)
  Proceeds from issuance of common stock                                              883,000        801,000
                                                                             ---------------- --------------
                                          Net Cash from Financing Activities       20,641,000    (27,455,000)
                                                                             ---------------- --------------
                        Net Increase (Decrease) in Cash and Cash Equivalents      (10,954,000)     3,130,000
Cash and Cash Equivalents at Beginning of Period                                   53,943,000     39,273,000
                                                                             ---------------- --------------
                                  Cash and Cash Equivalents at End of Period $     42,989,000 $   42,403,000
                                                                             ================ ==============

Cash paid during the period for
  Interest                                                                   $     43,708,000 $   48,333,000
  Income taxes                                                                      2,600,000      4,000,000
Transfer of loans to other real estate                                              1,635,000        699,000



See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 -----------------------------------------------

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                  1999             1998
                                                                              --------------  ---------------
                                                                                        (unaudited)
                                                                              -------------------------------
Balance at beginning of period                                               $   117,042,000 $  104,625,000
  Net income                                                                       5,593,000      8,728,000
  Cash dividends declared                                                         (3,610,000)    (2,727,000)
  Issuance of common stock                                                         1,686,000      3,326,000
  ESOP valuation adjustment                                                          (48,000)       (67,000)
  Net change in unrealized gain (loss) on securities
    available for sale, net of related tax effect (note 4)                        (3,247,000)       966,000
                                                                              =============== ==============
Balance at end of period                                                     $   117,416,000 $  114,851,000
                                                                              =============== ==============

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 1999 and December 31, 1998, and the results of operations for the nine-month periods ended September 30, 1999 and 1998.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $5,126,000 at September 30, 1999, and $6,837,000 at December 31, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     Comprehensive income (loss) for the three-month and the nine-month periods ending September 30 follows:



                                                  Three months ended                    Nine months ended
                                                     September 30,                        September 30,
                                                 1999               1998           1999                1998
                                             -------------      -------------  --------------      -------------

      Net income (loss)                     $  (1,179,000)     $   3,019,000  $    5,593,000      $   8,728,000
      Net change in unrealized gain
        on securities available for sale,
        net of related tax effect              (1,560,000)           984,000      (3,247,000)           966,000
                                             =============      =============  ==============      =============
      Comprehensive income (loss)           $  (2,739,000)     $   4,003,000  $    2,346,000      $   9,694,000
                                             =============      =============  ==============      =============


5. The Registrant adopted Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS #131) on January 1, 1998. SFAS #131 establishes standards for the way that public entities report information about operating segments in financial statements.

The Registrant's reportable segments are based upon legal entities. The Registrant has five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Independent Bank MSB ("IBMSB"). The Registrant evaluates performance based principally on net income of the respective reportable segments.

         --------------------------------------------------------------
                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three and nine-month periods ended September 30, follows:


Three months ended September 30,
                                   IB          IBWM        IBSM         IBEM          IBMSB       OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------------
                                                                    (in thousands)
1999
  Total assets                $    374,673 $    302,139 $    171,441 $    285,633 $    545,035 $      9,506    $ 1,688,427
  Interest income                    7,187        6,652        3,339        5,233        9,348            5         31,764
  Net interest income                4,424        4,172        2,014        3,170        3,890         (531)        17,139
  Provision for loan losses            150          135           60          150          150                         645
  Income (loss) before
    Income tax                       1,605        1,607          611        1,055       (5,560)        (882)        (1,564)
  Net income (loss)                  1,145        1,104          493          812       (4,128)        (605)        (1,179)



1998
  Total assets                $    353,141 $    270,012 $    167,940 $    247,333 $    585,875 $      4,993    $ 1,629,294
  Interest income                    7,272        6,403        3,492        4,793        9,668            7         31,635
  Net interest income                4,334        3,825        2,009        2,831        3,059         (582)        15,476
  Provision for loan losses            295          425           90          105          120                       1,035
  Income (loss) before
    Income tax                       1,551        1,375          697          872          672         (892)         4,275
  Net income (loss)                  1,068          961          513          648          437         (608)         3,019


Nine months ended September 30,
                                   IB          IBWM         IBSM         IBEM         IBMSB       OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------------
                                                                     (in thousands)
1999
  Total assets                $    374,673 $    302,139 $    171,441 $    285,633 $    545,035 $      9,506    $ 1,688,427
  Interest income                   21,371       19,235        9,908       15,011       27,894           18         93,437
  Net interest income               13,198       12,156        6,072        9,291       10,766       (1,616)        49,867
  Provision for loan losses            450          405          220          450          441                       1,966
  Income (loss) before
    Income tax                       4,855        4,584        2,072        2,946       (3,769)      (2,607)         8,081
  Net income (loss)                  3,395        3,156        1,581        2,236       (2,964)      (1,811)         5,593



1998
  Total assets                $    353,141 $    270,012 $    167,940 $    247,333 $    585,875 $      4,993    $ 1,629,294
  Interest income                   21,223       18,341       10,183       14,224       30,509           24         94,504
  Net interest income               12,680       11,171        5,838        8,502        8,931       (1,770)        45,352
  Provision for loan losses            745          815          250          408          350                       2,568
  Income (loss) before
    Income tax                       4,730        4,012        2,162        2,563        1,806       (2,864)        12,409
  Net income (loss)                  3,276        2,809        1,582        1,853        1,174       (1,966)         8,728


(1) Includes items relating to the Registrant and certain insignificant operations.

         --------------------------------------------------------------
                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ending September 30 follows:



                                                              Three months ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                             1999               1998            1999               1998
                                                         --------------     --------------  -------------      -------------
     Net income (loss)                                  $   (1,179,000)    $    3,019,000   $  5,593,000      $   8,728,000
                                                        ==============     ==============   ============      =============


     Shares outstanding (Basic) (1)                         11,428,000         11,305,000     11,392,000         11,255,000
       Effect of dilutive securities - stock options           131,000            150,000        132,000            171,000
                                                        --------------     --------------   ------------      -------------

              Shares outstanding (Diluted)                  11,559,000         11,455,000     11,524,000         11,426,000
                                                        ==============     ==============   ============      =============
     Net income (loss) per share
       Basic                                            $         (.10)    $          .27  $         .49      $         .78
       Diluted                                                    (.10)               .26            .49                .76

     (1) Shares outstanding have been adjusted for a 5% stock dividend in 1999.


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

8. Prior period financial information has been restated to reflect the acquistion of Mutual Savings Bank, f.s.b., ("MSB") completed September 15, 1999, which has been accounted for as a pooling of interests. Management believes that the tax benefits associated with MSB's deferred tax assets will more likely than not be realized, and therefore prior period financial information of MSB has been adjusted to include the net deferred tax asset as if no valuation allowance had been recognized.

9. The results of operations for the three- and nine-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                               RECENT ACQUISITION

On September 15, 1999, the Registrant completed its acquisition of Mutual Savings Bank, f.s.b. ("MSB"). On September 30, 1999, MSB's assets and shareholders' equity totaled $582.0 million and $43.9 million, respectively. The markets served by MSB's 22 offices are located within the Lower Peninsula of Michigan and are generally contiguous to markets that are served by the remaining Banks.

The Registrant's consideration consisted of 3,436,000 shares of its common stock (3,608,000 shares adjusted for the Registrant's 5% stock dividend declared September 21, 1999) with an aggregate value of approximately $54.8 million. The transaction qualified as a "pooling of interests" and the Registrant's results of operations for the three- and nine-month periods ended September 30, 1999, include MSB's revenues and expenses since January 1, 1999. The Registrant's results of operations for the corresponding periods of 1998 as well as its statement of financial condition at December 31, 1998 have been restated.

Management expects that total restructuring charges and other non-recurring expenses will range between $7.5 and $8.5 million. Such non-recurring expenses include costs related to an existing lawsuit against MSB that was settled on October 1, 1999. Non-recurring charges of $6,743,000 are included in the Registrant's results of operation for the three- and nine-month periods ended September 30, 1999. Any remaining charges will be realized during the three months ending December 31, 1999. (See "Securities.")


       NON-RECURRING CHARGES

                                                                       September 30,
                                                                           1999
                                                                      ---------------
       Litigation settlement                                           $ 2,025,000
       Data processing termination and conversion costs                  1,210,000
       Legal and professional                                            1,133,000
       Severance                                                           683,000
       Write-down of fixed assets                                          950,000
       Loss on sale of securities                                           95,000
       Other                                                               647,000
                                                                     ---------------
                                                                         6,743,000
       Tax effect                                                       (1,822,000)
                                                                     ---------------
                                                                       $ 4,921,000
                                                                     ===============

                               FINANCIAL CONDITION

SUMMARY Loans, excluding loans held for sale ("Portfolio Loans"), increased by 7.1% to $1.234 billion at September 30, 1999. Real estate mortgage loans grew by 6.0% during the nine-month period to $762.6 million at September 30, 1999, and account for 53% of the $81.6 million increase in Portfolio Loans. Commercial and agricultural loans grew by 10.5% to $306.0 million while installment loans increased by 6.0% to $165.1 million. (See "Portfolio loans and asset quality.")

An increase in deposits as well as a decline in loans held for sale principally funded the increase in Portfolio Loans. Proceeds from the sale or maturity of securities also funded a portion of the increase in Portfolio Loans.
(See "Securities.")

Deposits grew by 3.4% to $1.293 billion at September 30, 1999. Savings and NOW accounts grew by $26.8 million during the nine-month period and account for a majority of the $42.0 million increase in total deposits. The $17.7 million increase in time deposits reflects the Banks' use of brokered certificates of deposits. (See "Deposits and borrowings.")

SECURITIES The Banks maintain diversified securities portfolios that include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities and mortgage-backed securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. (See "Asset/liability management.")

  SECURITIES


                                                               Unrealized
                                                       ----------------------------
                                      Amortized                                            Fair
                                         Cost             Gains           Losses          Value
                                     --------------   --------------   -------------   -------------
                                                             (in thousands)
  Securities available for sale
    September 30, 1999                    $192,915            $ 613          $2,531        $190,997
    December 31, 1998                      152,622            3,132             130         155,624

  Securities held to maturity
    September 30, 1999                   $ 108,686            $ 301           $ 840       $ 108,147
    December 31, 1998                      161,301              762             119         161,944


The purchase or sale of securities is dependent upon Management's assessment of reinvestment opportunities as well as the Banks' asset/liability management needs. The Banks sold securities designated as available for sale with an aggregate market value of $15.9 million during the nine months ended September 30, 1999, compared to $4.9 million during the corresponding period of 1998. The increase in the sale of securities designated as available for sale principally relates to Management's efforts to restructure MSB's securities portfolios.

SALES OF SECURITIES AVAILABLE FOR SALE


                                      Three months ended                    Nine months ended
                                         September 30,                        September 30,
                                   1999               1998              1999              1998
                              ----------------   ---------------   ----------------  ----------------

        Proceeds                 $15,661,000                  --       $15,928,000         $4,882,000
                              ===============    ================  ================   ================

        Gross gains                                                        $14,000           $145,000
        Gross losses                (108,000)                 --          (107,000)
                              ---------------    ----------------  ----------------   ----------------
         Net Gains                 $(108,000)                 --          $(93,000)          $145,000
                              ===============    ================  ================   ================

Mortgage pass-thru securities issued by government-sponsored agencies that had been designated as available for sale comprise the majority of the securities sold during 1999. Such securities had a weighted-average life of approximately
2.7 years and have been sold to yield approximately 6.15%. Proceeds have been utilized to fund increases in Portfolio Loans or invested in higher-yielding securities, including securities issued by states and political subdivisions and corporate securities.

Management also continues to evaluate opportunities to restructure MSB's security portfolios. Based upon its ongoing evaluations, Management believes that MSB may sell securities with an aggregate market value of as much as $50 million. Management further believes that MSB may incur additional losses, which have been included in its estimate of non-recurring charges. (See "Recent Acquisition.")


PORTFOLIO LOANS AND ASSET QUALITY Management believes that the Registrant's decentralized structure provides important advantages in serving the credit needs of the Banks' principal lending markets. In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators.

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

Management has determined that the retention of certain real estate mortgage loans, generally 15- and 30-year fixed rate obligations, is inconsistent with its goal to maintain profitable leverage or the Banks' interest-rate risk profiles. Accordingly, the majority of such loans are sold to mitigate exposure to changes in interest rates. Adjustable-rate and balloon real estate mortgage loans may often be profitably funded within established risk parameters. The retention of such loans, together with commercial and agricultural loans, has been a principal focus of the Banks' balance sheet management strategies. (See "Asset/liability management.")

Real estate mortgages comprise a substantial portion of the Banks' lending activities. The $43.2 million increase in real estate mortgage loans reflects an increase in the relative demand for adjustable rate and balloon loans that accompanied the increase in interest rates. A decline in prepayment rates [refinancing activity] also contributed to the increase in real estate mortgage loans. (See "Non-interest income.")

         NON-PERFORMING ASSETS

                                                               September 30,         December 31,
                                                                    1999                 1998
                                                              -----------------    -----------------
         Non-accrual loans                                          $2,994,000           $4,302,000
         Loans 90 days or more past due and
           still accruing interest                                   1,858,000            2,240,000
         Restructured loans                                            274,000              295,000
                                                              -----------------    -----------------
                                   Total non-performing loans        5,126,000            6,837,000
         Other real estate                                             985,000            1,265,000
                                                              =================    =================
                                  Total non-performing assets       $6,111,000           $8,102,000
                                                              =================    =================
         As a percent of Portfolio Loans
              Non-performing loans                                   0.42 %                0.59 %
              Non-performing assets                                  0.50                  0.70
              Allowance for loan losses                              1.02                  1.00
            Allowance for loan losses as a percent of
              non-performing loans                                    246                   169

Impaired loans totaled approximately $3,400,000 at September 30, 1999. At that same date, certain impaired loans with a balance of approximately $1,000,000, had specific allocations of the allowance for loan losses calculated in accordance with Statement of Financial Accounting Standards #114 totaling approximately $200,000. The Banks' average investment in impaired loans was approximately $3,300,000, for the nine-month period ended September 30, 1999. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that nine-month period was approximately $120,000.

          ALLOWANCE FOR LOAN LOSSES

                                                                         Nine months ended
                                                                           September 30,
                                                                      1999               1998
                                                                ----------------    --------------
          Balance at beginning of period                             $11,557,000        $9,639,000
          Additions (deduction)
            Provision charged to operating expense                     1,966,000         2,568,000
            Recoveries credited to allowance                             620,000           509,000
            Loans charged against the allowance                      (1,536,000)       (1,684,000)
                                                                 ================    ==============
          Balance at end of period                                   $12,607,000       $11,032,000
                                                                 ================    ==============

         Net loans charged against the allowance to
           average Portfolio Loans (annualized)                            0.11%             0.15%


Management's assessment of the allowance for loan losses is based on the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. Loans charged against the allowance for loan losses, net of recoveries, were equal to .11% of average loans during the nine months ended September 30, 1999, compared to .15% during the comparable period of 1998. (See "Provision for loan losses.")

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


                                                  September 30, 1999                December 31, 1998
                                            -------------------------------  ---------------------------------
                                                       Average                          Average
                                             Amount   Maturity     Rate       Amount    Maturity     Rate
                                             ------   --------     ----       ------    --------     ----
                                                               (dollars in thousands)
Brokered CDs                                 $79,317   7.2 years    6.22%    $54,885     4.4 years   5.64%
Fixed rate FHLB advances                      89,551   4.9 years    5.79     103,855     4.3 years   6.04
Variable rate FHLB advances                   51,056   0.3 years    5.41      68,500     0.5 years   5.21

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $195.4 million at September 30, 1999, from $229.2 million at December 31, 1998. The decline in other borrowed funds reflects the competitive cost of Brokered CDs as well as Management's efforts to diversify the Banks' funding sources. Brokered CDs totaled $79.3 million and $54.9 million at September 30, 1999 and December 31, 1998, respectively.

INTEREST-RATE DERIVATIVE FINANCIAL INSTRUMENTS


                                                                                            SWAPS
                                                                              ----------------------------------

                               CAPS            FLOORS           COLLARS          PAY FIXED       PAY VARIABLE
----------------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Notional amount                $24,500         $3,000           $10,000            $61,500          $73,000
Weighted-average
  maturity                   3.0 years      1.6 years         0.9 years          2.4 years        7.7 years
Cap strike                        6.47%                            6.42%
Floor strike                                     4.63%             5.71
Rate paying                                                                           5.39%           5.30%
Rate receiving                                                                        5.40            6.32
Premium paid                   $   564         $    5
Annual cost
                                   .43%           .09%
Amortized cost                 $   430         $    4
Fair value                         405              1           $   (36)          $    825         $(2,160)


Derivative financial instruments are employed to reduce the cost of alternate funding sources and to manage the Banks' exposure to changes in interest rates. Certain derivative financial instruments may also mitigate the interest-rate risk associated with prepayments on fixed-rate loans. (See "Asset/liability management.") At September 30, 1999, the Company employed interest-rate caps and collars with a notional amount of $24.5 million and $10.0 million, respectively. The Banks also employed interest-rate swaps with an aggregate notional amount of $134.5 million.

LIQUIDITY AND CAPITAL RESOURCES Effective management of the Registrant's capital resources is critical to Management's mission to create value for the Registrant's shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, the Registrant's capital structure includes unsecured debt and Preferred Securities.

To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions as well as the open market purchase of the Registrant's common stock are also integral components of Management capital management strategies. (See "Stock repurchase plan.")



       CAPITALIZATION

                                                                      September 30,        December 31,
                                                                           1999                1998
                                                                     ---------------      -------------
       Unsecured debt                                                  $  8,500,000        $ 10,000,000
       Preferred Securities                                              17,250,000          17,250,000
       Shareholders' Equity
         Preferred stock, no par value
         Common Stock, par value $1.00 per share                         11,477,000          10,815,000
         Capital surplus                                                 75,576,000          66,406,000
         Retained earnings                                               32,428,000          38,639,000
         Accumulated other comprehensive income (loss)                   (1,266,000)          1,981,000
         Unearned employee stock ownership plan shares                     (799,000)           (799,000)
                                                                       ------------        ------------
                 Total shareholders' equity                             117,416,000         117,042,000
                                                                       ------------        ------------
                 Total capitalization                                  $143,166,000        $144,292,000
                                                                       ============        ============

Shareholders' equity totaled $117.4 million at September 30, 1999, largely unchanged from $117.0 million at December 31, 1998, as an increase in unrealized losses on securities available for sale offset the retention of earnings and the issuance of common stock pursuant to various equity-based incentive compensation plans. Shareholders' equity was equal to 6.95% of total assets at September 30, 1999, compared to 7.05% at December 31, 1998.


          CAPITAL RATIOS

                                                                September 30, 1999      December 31, 1998
                                                               ---------------------- ----------------------
          Equity capital                                               6.95%                   7.05%
          Average shareholders equity to average assets(1)             7.27                    6.73
          Tier 1 leverage (tangible equity capital)                    7.06                    6.92
          Tier 1 risk-based capital                                   10.09                   11.16
          Total risk-based capital                                    11.19                   11.22

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

                              RESULTS OF OPERATIONS

SUMMARY The Registrant's earnings for the three- and nine-month periods in 1999 reflect certain one-time, merger-related charges. These charges, which include costs to settle a shareholder suit against the former Mutual Savings Bank, f.s.b., totaled $4,921,000, net of federal income taxes. As a result of these non-recurring charges, the Registrant reported a net loss of $1,179,000 for the three months ended September 30, 1999. Net income for the nine-month periods totaled $5,593,000 in 1999. The company expects to recognize additional merger-related charges during the fourth quarter of 1999. (See "non-interest expense.")

Excluding consideration of these non-recurring charges, the Registrant's earnings for the three months ended September 30, 1999, totaled $3,742,000. Earnings for the comparable quarter of 1998 totaled $3,019,000. Earnings (excluding consideration of the non-recurring charges) for the nine months ended September 30, 1999, totaled $10,514,000, compared to $8,728,000 during the corresponding period of 1998.

The increase in earnings during both the three- and nine-month periods (excluding consideration of the non-recurring charges) principally reflects increases in net interest income and a decline in the provision for loan losses.

          KEY PERFORMANCE RATIOS

                                                                Three months                   Nine months
                                                            ended September 30,            ended September 30,
                                                            1999          1998             1999          1998
                                                        ----------------------------   ----------------------------
          Net income (loss) to
            Average assets                                 (0.28)%        .73%             .45%          .71%
            Average equity                                 (3.83)       10.60             6.19         10.61

          Net income (loss) per common share
            Basic                                         $(0.10)        $.27             $.49          $.78
            Diluted                                        (0.10)         .26              .49           .76

          Cash basis income (loss) to(A)
            Average tangible assets                        (0.20)%        .83%             .54%          .80%
            Average tangible equity                        (3.12)       14.32             8.66         14.19

          Cash basis income (loss) per share(A)
            Basic                                         $(0.07)        $.30             $.58          $.87
            Diluted                                        (0.07)         .30              .58           .85

           (A) Cash basis financial data exclude intangible assets and the related amortization expense


NET INTEREST INCOME Tax equivalent net interest income totaled $17,750,000 during the three months ended September 30, 1999, compared to $15,882,000 during the comparable period of 1998. Tax equivalent net interest income totaled $51,427,000 and $45,459,000 during the nine months ended September 30, 1999 and 1998, respectively. Tax equivalent net interest income as a percent of average earning assets ("Net Yield") was equal to 4.56% of average earning assets during the three months ended September 30, 1999, compared to 4.13% during the corresponding period of 1998. Net Yield was equal to 4.46% and 4.03% of average earning assets during the nine-month periods in 1999 and 1998, respectively.

A portion of the increase in tax equivalent net interest income may be attributed to the scheduled maturity of certain low-yielding assets and high-cost liabilities at MSB. Increases in tax equivalent net interest income also reflect increases in deposits, exluding Brokered CD's ("Core Deposits") as a percentage of average earning assets. Core Deposits were equal to 78.8% and 72.8% of average earning assets for the nine months ended September 30, 1999 and 1998, respectively.

          NET INTEREST INCOME AND SELECTED RATIOS


                                                        Three months                    Nine months
                                                    ended September 30,             ended September 30,
                                                    1999            1998           1999            1998
                                                -------------   -------------  -------------   --------------
     Average earning assets (in thousands)       $1,555,476      $1,534,842     $1,537,168      $1,540,657
     Tax equivalent net interest income              17,750          15,882         51,427          46,459

     As a percent of average earning assets
         Tax equivalent interest income              8.29%          8.30%           8.25%            8.29%
         Interest expense                            3.73            4.17           3.79             4.27
         Tax equivalent net interest income          4.56            4.13           4.46             4.03

     Average earning assets as a
       percent of average assets                    92.34%         93.31%          92.53%           93.05%

     Free-funds ratio                                9.14%          9.51%           8.93%            9.31%


PROVISION FOR LOAN LOSSES The provision for loan losses was $645,000 during the three months ended September 30, 1999, compared to $1,035,000 during the three-month period in 1998. During the nine-month periods, the provision was $1,966,000 and $2,568,000, respectively.

The decrease in the provision during both the three- and nine-month periods reflects Management's assessment of the allowance for loan losses based upon the composition of the loan portfolio, an evaluation of specific credits, historical loss experience as well as the level of non-performing and impaired loans. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $4,289,000 during the three months ended September 30, 1999, compared to $4,933,000 during the comparable period in 1998. Non-interest income totaled $13,864,000 and $13,544,000 during the nine months ended September 30, 1999 and 1998, respectively.

The decline in non-interest income during the three-month period principally reflects decreases in net gains on the sale of real estate mortgage loans. A net loss on the sale of securities also contributed to the decline in non-interest income. (See "Securities.") Increases in service charges on deposit accounts and fees associated with the origination of manufactured home loans partially offset the decline.

   NON-INTEREST INCOME


                                              Three months ended                   Nine months ended
                                                September 30,                         September 30,
                                             1999              1998              1999              1998
                                       ---------------   ---------------   ---------------    --------------
   Service charges on deposit
     accounts                            $1,481,000        $1,211,000        $4,051,000        $3,299,000
   Net gains (losses) on asset sales
     Real estate mortgage loans             880,000         1,664,000         3,662,000         4,699,000
     Securities                            (108,000)                            (93,000)          145,000
   First Home Financial                     613,000           480,000         1,547,000           786,000
   Title insurance fees                     215,000           206,000           639,000           631,000
   Real estate mortgage loan
     servicing fees                         317,000           316,000           915,000           898,000
   Mutual fund and annuity
     commissions                            365,000           269,000           973,000           676,000
   Other                                    526,000           787,000         2,170,000         2,410,000
                                     ===============   ===============    ==============    ===============
         Total non-interest income       $4,289,000        $4,933,000       $13,864,000       $13,544,000
                                     ===============   ===============    ==============    ===============

Net gains on the sale of real estate mortgage loans totaled $880,000 during the three months ended September 30, 1999, compared to $1,664,000 during the comparable period in 1998. Net gains on the sale of such loans totaled $3,662,000 and $4,699,000 during the nine months ended September 30, 1999 and 1998, respectively.


                                           Three months ended                    Nine months ended
                                              September 30,                        September 30,
                                         1999               1998               1999               1998
                                  ------------------------------------  ------------------------------------
Real estate mortgage loans
  originated                          $111,120,000       $169,039,000       $414,553,000       $554,116,000
Real estate mortgage loan
  sales                                 55,801,000        109,256,000        236,676,000        337,340,000
Real estate mortgage loan
  servicing rights sold                  6,090,000         11,313,000         17,053,000         46,803,000
Net gains on the sale of real
  estate mortgage loans                    880,000          1,664,000          3,662,000          4,699,000
Net gains as a percent of real
  estate mortgage loans sold                  1.58%              1.52%              1.55%              1.39%


The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that the Banks cannot profitably fund within established interest-rate risk parameters. (See "Portfolio loans and asset quality.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates. Given a decline in loans held for sale, together with a substantial decline in refinancing activity, net gains on the sale of real estate mortgage loans during subsequent periods may not be commensurate with the amount recorded during the three months ended September 30, 1999.

The Banks capitalized approximately $1,771,000 and $2,254,000 of related servicing rights during the nine-month periods ended September 30, 1999 and 1998, respectively. Amortization of capitalized servicing rights for those periods was $965,000 and $682,000, respectively. The book value of capitalized mortgage servicing rights was $4,760,000 at September 30, 1999. The fair value of capitalized servicing rights approximated $7 million at that same date, and therefore, no valuation allowance was considered necessary. The capitalized servicing rights relate to approximately $778.0 million of loans sold and serviced at September 30, 1999.

Service charges on deposit accounts increased by 22% to $1,481,000 during the three months ended September 30, 1999 and by 23% to $4,051,000 during the nine-month period. These increases principally reflect the impact of certain deposit account promotions, including direct mail solicitations, at two of the Banks.

On April 17, 1998, the Registrant purchased the outstanding capital stock of First Home Financial, Inc. ("FHF"), an originator of manufactured home loans. FHF's revenues during the three months ended September 30, 1999, totaled $613,000 during the three months ended September 30, 1999, compared to $480,000 during the comparable period in 1998. During the nine months ended September 30, 1999 and 1998, FHF's revenues totaled $1,547,000 and $786,000, respectively.

NON-INTEREST EXPENSE Non-recurring charges related to MSB were included in non-interest expense during the three- and nine-month periods ended September 30, 1999. Such non-recurring expenses totaled $6,648,000 and include the costs to settle a shareholder suit against the former Mutual Savings Bank, f.s.b.

NON-INTEREST EXPENSE


                                                 Three months ended                   Nine months ended
                                                   September 30,                        September 30,
                                               1999              1998              1999              1998
                                          ---------------   ---------------   ---------------    --------------
Salaries                                     $ 6,460,000       $ 5,689,000       $ 18,119,000      $ 16,281,000
Performance-based compensation
  and benefits                                 1,015,000         1,371,000          3,804,000         3,974,000
Other benefits                                 1,292,000         1,251,000          4,000,000         3,626,000
                                          ---------------   ---------------    ---------------   ---------------
  Salaries and benefits                        8,767,000         8,311,000         25,923,000        23,881,000
Occupancy, net                                 1,162,000         1,142,000          3,429,000         3,119,000
Furniture and fixtures                         1,108,000           848,000          3,070,000         2,641,000
Computer processing                              951,000           761,000          2,635,000         2,138,000
Amortization of intangible assets                433,000           446,000          1,307,000         1,244,000
Communications                                   564,000           546,000          1,710,000         1,583,000
Advertising                                      548,000           408,000          1,873,000         1,574,000
Supplies                                         391,000           363,000          1,127,000         1,058,000
Loan and collection                              255,000           334,000          1,159,000         1,067,000
Merger related costs                           4,623,000                            4,623,000
Litigation settlement                          2,025,000                            2,025,000
Other                                          1,520,000         1,940,000          4,803,000         5,614,000
                                          ---------------   ---------------    ---------------   ---------------
      Total non-interest expense             $22,347,000       $15,099,000        $53,684,000       $43,919,000
                                          ===============   ===============    ===============   ===============

Excluding non-recurring charges, non-interest expense increased by approximately 4% to $15,699,000 during the three-month period and by 7% to $47,036,000 during the nine months ended September 30, 1999. Costs associated with FHF and the operation of branch facilities that were acquired in September of 1998 as well as direct mail marketing expenses related to deposit account promotions at two of the Banks contributed to the increase in non-interest expense. Management is considering the introduction of similar promotions at the remaining Banks.

STOCK REPURCHASE PLAN On October 21, 1999, the Registrant announced that its board of directors has adopted a share repurchase plan. The plan authorizes the Registrant to acquire up to 325,000 shares of its common stock in open market transactions. The Registrant's authority to purchase shares of its common stock expires on March 15, 2000.


                                    YEAR 2000

The Year 2000 issue refers to computer-based operating systems that were originally designed to recognize calendar years by their last two digits ("Year 2000"). The Registrant began preparing its computer-based operating systems for 2000 during 1997 and formed a committee to address such issues. A significant portion of the Registrant's Year 2000 issue relates to its core data processing applications which are provided by a third-party service provider, M&I Data Services. The Registrant completed its conversion to M&I Data Services Year 2000 compliant application software in 1998. Testing of all other non-compliant operating systems was completed during the second quarter of 1999. The replacement of such systems was completed during the third quarter of 1999.

Costs incurred to date have approximated $1.6 million, which relate primarily to the replacement of systems and fully depreciated non-compliant personal computer equipment. Management estimates that total costs will not exceed $1.6 million and will not have a material impact on the consolidated financial statements. A substantial portion of these costs represented an acceleration of expenditures to replace or upgrade systems that will become obsolete or otherwise inadequate to meet the Registrant's growing technology needs.

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

Item 4.   Submission of Matters to a Vote of Security-Holders

          A Special Meeting of Shareholders was held on August 26, 1999. As described in the Registrant's joint proxy statement/prospectus, dated July 12, 1999, matters considered at that meeting were:

      (1) The upon a proposal to approve the Agreement and Plan of Reorganization, dated March 24, 1999, between the Registrant and Mutual Savings Bank, f.s.b., ("MSB") the related Consolidation Agreement, dated April 20, 1999, and the resulting issuance of shares of common stock of the Registrant in connection with its acquisition of MSB.

          The proposal was approved by the Registrant's shareholders. Tabulation in the is set forth below.



                                                              Broker Non-Votes
                                                              ----------------
                            Votes FOR        Votes AGAINST     and Abstentions
                            ---------        -------------     ---------------
                            5,182,837           179,079             35,199


Item 6.   Exhibits & Reports on Form 8-K

(a)       Exhibit Number & Description
          11.  Computation of Earnings Per Share
          27.  Financial Data Schedule

(b) Reports on Form 8-K A report on Form 8-K was filed on September 17, 1999, under item 2. The following exhibit was filed under item 2.
          Exhibit 2.1 Agreement and Plan of Reorganization dated as of March 24, 1999, by and between the Registrant and Mutual Savings Bank, f.s.b., together with the exhibits thereto, incorporated by reference to exhibit 2.1 to the Registrant's registration statement on Form S-4, as amended (file no. 333-79679) filed with the Securities Exchange Commission on or about May 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date       November 11, 1999            By  /s/ William R. Kohls
     ------------------------------       -------------------------------
                                        William R. Kohls, Principal Financial
                                                          Officer

Date       November 11, 1999           By  /s/ James J. Twarozynski
    -------------------------------      -------------------------------
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