Form 10-K
period 1999-12-31
INDEPENDENT BANK CORP /MI/
filed 2000-03-30
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from       to

Commission file Number              0-7818


                          INDEPENDENT BANK CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              MICHIGAN                                         38-2032782
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation)              (I.R.S. employer
                                                           identification no.)


230 W. Main St., P.O. Box 491, Ionia, Michigan                    48846
----------------------------------------------                  ---------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code    (616) 527-9450

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of class)

     9.25% Cumulative Trust Preferred Securities, $25.00 Liquidation Amount
     ----------------------------------------------------------------------
                                (Title of class)

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

                  Common Stock, $1.00 Par Value - $105,274,448
                  --------------------------------------------
(Based on $10.88 per common share, the last reported sales price on The Nasdaq Stock Market on March 14, 2000. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock, $1.00 par value - 11,196,482 shares at March 14, 2000

Documents incorporated by reference
Portions of the Registrant's definitive proxy statement, and appendix thereto dated March 15, 2000, relating to its

April 18, 2000 Annual Meeting of Shareholders are incorporated by reference into
Part I, Part II and Part III of this form.

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

                                     PART I

ITEM 1.     BUSINESS


Independent Bank Corporation (the "Registrant") was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. The Registrant is registered under the Bank Holding Company Act of 1956, as amended, and owns the outstanding stock of five banks (the "Banks") which are all organized under the laws of the State of Michigan.

Aside from the stock of the Banks, the Registrant has no other substantial assets. The Registrant conducts no business except for the provision of certain management and operational services to the Banks, the collection of fees and dividends from the Banks and the payment of dividends to the Registrant's shareholders. Certain employee retirement plans (including employee stock ownership and deferred compensation plans) as well as health and other insurance programs have been established by the Registrant. The proportional costs of these plans are borne by each of the Banks and their respective subsidiaries.

The Registrant and the Banks have no material patents, trademarks, licenses or franchises except the corporate franchises of the Banks which permit them to engage in commercial banking pursuant to Michigan law.

The following table shows each of the Banks and their total loans and deposits as of December 31, 1999:


                                                   Main
                                                  Office                Total                     Total
           Bank                                  Location             Deposits                    Loans
           ----                                  --------             --------                    -----
           Independent Bank                        Ionia              $329,150,000            $287,801,000

           Independent Bank
              West Michigan                      Rockford              259,744,000             273,733,000

           Independent Bank
              South Michigan                      Leslie               157,362,000             148,090,000

           Independent Bank
              East Michigan                        Caro                262,130,000             215,202,000

           Independent Bank MSB                  Bay City              304,184,000             378,765,000

Independent Bank (formerly First Security Bank) affiliated with the Registrant on June 1, 1974. Independent Bank consolidated with North Bank, the sole banking subsidiary of North Bank Corporation which was acquired by the Registrant effective May 31, 1996.

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

Independent Bank East Michigan is the result of the consolidation of the former American Home Bank (acquired October 8, 1993), Pioneer Bank (acquired October 15, 1993) and The Kingston State Bank (acquired March 7, 1994). On December 13, 1996 Independent Bank East Michigan purchased eight offices from First of America Bank--Michigan N.A..

Independent Bank MSB (formerly Mutual Savings Bank, f.s.b.) affiliated with the Registrant on September 15, 1999.

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

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and deposit box services. The Banks' mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries formed during 1998. The Banks also offer title insurance services through a separate subsidiary. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the Banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their five main offices and a total of 77 branch and 8 loan production offices.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:


                                                        1999            1998           1997
                                                        ----            ----           ----
      Interest and fees on loans                        74.7%           70.5%          67.1%
      Other interest income                             13.1            16.3           23.6
      Non-interest income                               12.2            13.2            9.3
                                                       -----           -----          -----
                                                       100.0%          100.0%         100.0%
                                                       =====           =====          =====

As of December 31, 1999, the Registrant and the Banks had 766 full-time employees and 259 part-time employees.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Registrant and the Banks. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on the Registrant, the Banks and the businesses of the Registrant and the Banks.

General

Financial institutions and their holding companies are extensively regulated under Federal and state law. Consequently, the growth and earnings performance of the Registrant and the Banks can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Commissioner of the Michigan Financial Institutions Bureau ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Registrant and the Banks establishes a comprehensive framework for their operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Banks, and the public, rather than shareholders of the Registrant.

Federal law and regulations establish supervisory standards applicable to the lending activities of the Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Legislation

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), modifies many of the principal federal laws which regulate financial institutions and removes large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

Effective March 11, 2000, new opportunities will be available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers more financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, they were not allowed to engage in. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depository financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depository financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

Second, the GLB Act also provides that a national bank (and a state bank, so long as otherwise allowable under its state's law), which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary ("FS"). The GLB Act authorizes FSs to engage in many (but not all) of the activities that FHCs are authorized to engage in. In order to be eligible to own a FS, a bank must satisfy the three requirements noted above, plus several additional requirements.

The GLB Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the GLB Act requires financial institutions to adopt and disseminate annually a privacy policy and prohibits financial institutions from disclosing certain customer information to "non-affiliated third parties" for certain uses. All financial institutions, regardless of whether they elect to utilize FHCs or FSs, are subject to the GLB Act's privacy provisions. The Registrant and the Banks are also subject to certain state laws that deal with the use and distribution of non-public personal information. In addition to its privacy provisions, the GLB Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize FHCs or FSs.

The Registrant

General. The Registrant is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Registrant is subject to periodic examination by the Federal Reserve, and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support the subsidiary banks in circumstances where the bank holding company might not do so absent such policy. In addition, if the Commissioner deems a bank's capital to be impaired, the Commissioner may require a bank to restore its capital by special assessment upon a bank holding company, as the bank's sole shareholder. If the bank holding company were to fail to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of that bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank's capital.

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

Investments and Activities. In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

In addition and subject to certain exceptions, the Change in the Bank Control Act ("Control Act") and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.

The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain cases an application to, and the prior approval of, the Federal Reserve under the BHCA and/or Commissioner under Michigan banking laws, may be required.

With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve has determined, as of the day before the enactment of the GLB Act, to be so closely related to banking as to be a proper incident thereto. Under current Federal Reserve regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may, however, engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve, provided that written notice of the new activity is given to the Federal Reserve within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve will consider various factors, including among others the financial and managerial resources of the bank holding company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank holding company. The Federal Reserve may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve has not advised the Registrant of any specific minimum Tier 1 Capital leverage ratio applicable to it.

FDICIA requires the Federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

Dividends. The Registrant is a corporation separate and distinct from the Banks. Most of the Registrant's revenues will be received by it in the form of dividends, if any, paid by the Banks. Thus, the Registrant's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on the ability of its Banks to pay dividends. Further, the Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over subsidiary banks are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends by the Registrant for an insured bank which fails to meet specified capital levels.

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution, a corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Registrant does not have any holders of its preferred stock.

The Banks

General. The Banks are Michigan banking corporations and their deposit accounts are principally insured by the Bank Insurance Fund ("BIF") of the FDIC. As BIF-insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

Deposit Insurance. As FDIC-insured institutions, banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. FDICIA requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:



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
                                                                                             to total assets of 2% or
                                                                                             less

At December 31, 1999, each of the Banks' ratios exceeded minimum requirements for the well-capitalized category. (See note 17 to the 1999 consolidated financial statements on pages A-29 through A-30 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K.))

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Michigan Financial Institutions Bureau. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

FICO Assessments. The Banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. Through January 1, 2000, the FICO assessments made against BIF members may not exceed 20 percent of the amount of FICO assessments made against SAIF members. Through 1999, SAIF members paid FICO assessments at a rate equal to approximately 0.063 percent of deposits, while BIF members paid FICO assessments at a rate equal to approximately 0.013 percent of deposits. Between January 1, 2000, and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Such cost is anticipated to approximate .021 percent of deposits.

Dividends. Under Michigan law, banks are restricted as to the maximum amount of dividends they may pay on their common stock.

Banks may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning two thirds of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full.

Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice.

Insider Transactions. The Banks are subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with the Registrant or its subsidiaries on investments in the stock or other securities of the Registrant or its subsidiaries and the acceptance of the stock or other securities of the Registrant or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the banks to their directors and officers, to directors and officers of the Registrant and its subsidiaries, to principal shareholders of the Registrant, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or one of its subsidiaries or a principal shareholder of the Registrant may obtain credit from banks with which the Banks maintain a correspondent relationship.

Safety and Soundness Standards. Pursuant to FDICIA, the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

State Bank Activities. Under FDICIA, as implemented by final regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be otherwise divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions are not currently expected to have a material impact on the operations of the Banks.

Consumer Banking. The Banks' business includes making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various Federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under state and Federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and their respective directors and officers.

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

In addition to the authorization of interstate banking discussed above, Michigan law permits banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Commissioner, banks may relocate their main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof. To better serve their customers, the Banks have entered into interbank branching agreements, whereby each of the Banks may act as a branch of the other four Banks.

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE
I.  (A)  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    (B)  INTEREST RATES AND INTEREST DIFFERENTIAL
    (C)  INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" on page A-4 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:


                                                                 1999          1998        1997
                                                                 ----          ----        ----
                                                                         (in thousands)
Held to maturity
   U.S. Government  agencies                                                              $    997
   States and political subdivisions                            $ 11,148     $ 16,563       18,353
   Mortgage-backed securities                                     59,467      130,060      224,177
   Other securities                                                  500       14,678          390
                                                                --------     --------     --------
       Total                                                    $ 71,115     $161,301     $243,917
                                                                ========     ========     ========

Available for sale
   U.S. Treasury                                                $    301     $  4,328     $  7,105
   U.S. Government agencies                                        1,874       11,040       15,492
   States and political subdivisions                             115,120       42,326       26,849
   Mortgage-backed securities                                     55,646       83,469      125,300
   Other securities                                               22,359       14,461        8,176
                                                                --------     --------     --------
       Total                                                    $195,300     $155,624     $182,922
                                                                ========     ========     ========

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
II.           INVESTMENT PORTFOLIO  (Continued)

     (B) The following table sets forth contractual maturities of securities at December 31, 1999 and the weighted average yield of such securities:


                                                              Maturing               Maturing
                                        Maturing              After One             After Five              Maturing
                                         Within              But Within             But Within               After
                                        One Year             Five Years             Ten Years              Ten Years
                                   -------------------    ------------------    -------------------    -------------------
                                     Amount   Yield       Amount    Yield       Amount       Yield        Amount    Yield
                                                                                ----------  -------    ----------- -------
                                                                     (dollars in thousands)
Held to Maturity
   States and political              $ 2,959  8.97%         $6,652   9.43%         $1,168   9.25%           $369    10.45%
      subdivisions
   Mortgage-backed securities --
      guaranteed or issued by
      U.S. Government agencies        56,608  5.46           2,630   6.22             212   8.94              17     9.94
   Other securities                      500  5.12
                                     -------                ------                 ------                   ----
       Total                         $60,067  5.63%         $9,282   8.52%         $1,380   9.20%           $386    10.42%
                                     =======                ======                 ======                   ====

Tax equivalent adjustment
  for calculations of yield              $93                  $220                    $38                    $14
                                         ===                  ====                    ===                    ===

Available for sale
   U.S. Treasury                     $   301  4.87%
   U.S. Government agencies                                                        $1,874   6.37%
   States and political                1,036  8.91          $6,857   8.89%         35,506   7.66         $71,721     7.83%
    subdivisions
   Mortgage backed securities
    Guaranteed or issued by U.S.
     Government agencies               2,480  6.24           9,917   7.55           3,094   7.22           6,275     7.20
    Other mortgage-backed
      securities                       3,443  6.81          10,553   7.68          14,639   7.99           5,245     7.93
   Other securities                                          7,965   6.74                                 14,394     7.58
                                      ------               -------                -------                -------
    Total                             $7,260  6.83%        $35,292   7.67%        $55,113   7.68%        $97,635     7.76%
                                      ======               =======                =======                =======

Tax equivalent adjustment
  for calculations of yield              $32                  $213                   $952                 $1,965
                                         ===                  ====                   ====                 ======

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:



                                                                                  Tax-Exempt                    Rate on Tax
Held to maturity                                                                     Rate        Adjustment   Equivalent Basis
                                                                                  ----------     ----------   ----------------
   Under 1 year                                                                      5.83%         3.14%            8.97%
   1-5 years                                                                         6.13          3.30             9.43
   5-10 years                                                                        6.01          3.24             9.25
   After 10 years                                                                    6.79          3.66            10.45


Available for sale

   Under 1 year                                                                      5.79%         3.12%            8.91%
   1-5 years                                                                         5.78          3.11             8.89
   5-10 years                                                                        4.98          2.68             7.66
   After 10 years                                                                    5.09          2.74             7.83

III.          LOAN PORTFOLIO

     (A) The following table sets forth loans outstanding at December 31:


                                                 1999           1998           1997           1996           1995
                                                 ----           ----           ----           ----           ----
                                                                         (in thousands)
 Loans held for sale                          $   12,950     $   45,699    $   23,625       $ 12,599       $ 18,453
 Real estate mortgage                            757,019        695,489       658,429        547,999        398,326
 Commercial and agricultural                     334,212        277,024       222,726        178,348        119,117
 Installment                                     199,410        179,626       180,097        135,860         96,084
                                              ----------     ----------    ----------       --------       --------
     Total Loans                              $1,303,591     $1,197,838    $1,084,877       $874,806       $631,980
                                              ==========     ==========    ==========       ========       ========


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

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 1999:



                                                                                Due
                                                                Due          After One         Due
                                                               Within       But Within        After
                                                              One Year      Five Years     Five Years      Total
                                                              ---------     ----------     ----------     -------
                                                                                (in thousands)
Real estate mortgage                                           $ 27,951      $ 62,898        $28,442       $119,291
Commercial and agricultural                                     115,932       172,890         45,390        334,212
                                                               --------      --------        -------       --------
    Total                                                      $143,883      $235,788        $73,832       $453,503
                                                               ========      ========        =======       ========

 The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 1999:


                                                                               Fixed         Variable
                                                                                Rate           Rate        Total
                                                                            -------------  ------------- -----------
                                                                                        (in thousands)
Due after one but within five years                                           $183,611       $52,177       $235,788
Due after five years                                                            56,826        17,006         73,832
                                                                              --------       -------       --------
    Total                                                                     $240,437       $69,183       $309,620
                                                                              ========       =======       ========

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)


III.          LOAN PORTFOLIO  (Continued)

     (C) The following table sets forth non-performing loans at December 31:


                                                1999      1998        1997         1996        1995
                                                ----      ----        ----         ----        ----
                                                                  (in thousands)
(a)  Loans accounted for on a
      non-accrual basis (1, 2)                $ 2,980    $4,302      $3,559      $ 2,124      $ 2,327

(b)   Aggregate amount of loans
       ninety days or more past due
       (excludes loans in (a) above)            2,029     2,240       1,904        1,994          427

(c)  Loans not included above which
      are "troubled debt restructurings"
      as defined in Statement of Financial
      Accounting Standards No. 15 (2)             270       295         184          197          247
                                              --------  -------      ------      -------      -------

            Total non-performing loans        $ 5,279   $ 6,837      $5,647      $ 4,315      $ 3,001
                                              ========  =======      ======      =======      =======

(1) The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2) Interest in the amount of $571,000 would have been earned in 1999 had loans in categories (a) and (c) remained at their original terms, however, only $280,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $1,000,000 at December 31, 1999. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 1999, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest-bearing assets at December 31, 1999, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 1999.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:


                                                 1999        1998           1997          1996          1995
                                                 ----        ----           ----          ----          ----
                                                                 (dollars in thousands)
Loans outstanding at the end of
  the year (net of unearned fees)             $1,303,591  $1,197,838     $1,084,877     $874,807      $631,980
                                              ==========  ==========     ==========     ========      ========

Average loans outstanding for
  the year (net of unearned fees)             $1,222,564  $1,124,847      $ 975,476     $738,421      $559,747
                                              ==========  ==========      =========     ========      ========

Balance of allowance for loan losses
  at beginning of year                           $11,557     $ 9,639         $8,815       $6,966        $6,626
                                                  ------       -----          -----        -----         -----
Loans charged-off
  Real estate                                        100          84             96           44            24
  Commercial and agricultural                        176         410            262           79           196
  Installment                                      1,704       1,871          1,383        1,066           575
                                                   -----       -----          -----        -----           ---
    Total loans charged-off                        1,979       2,365          1,741        1,189           795
                                                   -----       -----          -----        -----           ---
Recoveries of loans previously
  charged-off
  Real estate                                          7           4              1            8            64
  Commercial and agricultural                        299         196            151          142           142
  Installment                                        441         455            438          295           124
                                                     ---         ---            ---          ---           ---
    Total recoveries                                 746         655            590          445           330
                                                     ---         ---            ---          ---           ---
    Net loans charged-off                          1,233       1,710          1,151          744           465
Additions to allowance charged to
  operating expense                                2,661       3,628          1,975        1,413           805
Allowance on loans acquired                                                                1,180
                                                 -------     -------         ------      -------        ------
Balance at end of year                           $12,985     $11,557         $9,639      $ 8,815        $6,966
                                                 =======     =======         ======      =======        ======

Net loans charged-off as a percent of
  average loans outstanding for the year            .10%        .15%           .12%         .10%          .08%

Allowance for loan losses as a
  percent of loans outstanding at
  the end of the year                               1.00         .96           .89          1.01         1.10


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

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

     (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:


                                         1999                             1998                             1997
                                         ----                             ----                             ----
                                              Percent                          Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------     -------------- -------------
                                                                (dollars in thousands)
Commercial and
  agricultural                  $ 4,210          25.9%           $ 3,774        23.4%             $2,920        20.8%
Real estate                                        --                             --                              --
  mortgage                        1,208          58.8                965        61.6               1,080        62.6
Installment                       1,783          15.3              1,437        15.0               1,383        16.6
Unallocated                       5,784                            5,381                           4,256
                                -------         -----            -------       -----              ------       -----
    Total                       $12,985         100.0%           $11,557       100.0%             $9,639       100.0%
                                =======         =====            =======       =====              ======       =====



                                        1996                             1995
                                        ----                             ----
                                              Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------
                                               (dollars in thousands)
Commercial and
  agricultural                   $3,129           20.4%            $2,574          18.8%
Real estate
  mortgage                          868           64.1                746          66.0
Installment                       1,125           15.5                774          15.2
Unallocated                       3,693                             2,872
                                 ------          -----             ------         -----
    Total                        $8,815          100.0%            $6,966         100.0%
                                 ======          =====             ======         =====

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
V.          DEPOSITS

     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:


                                         1999                             1998                             1997
                                         ----                             ----                             ----
                                Average                          Average                           Average
                                Balance        Rate              Balance        Rate               Balance        Rate
                                -------        ----              -------        ----               -------        ----
                                                                 (dollars in thousands)
Non-interest bearing demand     $  125,936                       $  107,403                        $   91,440
Savings and NOW                    576,194      2.38%               525,638      2.65%                501,548      2.76%
Time deposits                      578,294      5.26                535,861      5.47                 490,382      5.47
                                ----------                       ----------                        ---------
    Total                       $1,280,424      3.45%            $1,168,902      3.70%             $1,083,370      3.75%
                                ==========                       ==========                        ==========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 1999:


                                                                (in thousands)
                Three months or less                               $ 55,930
                Over three through six months                        14,742
                Over six months through one year                     13,442
                Over one year                                        97,953
                                                                   --------
                Total                                              $182,067
                                                                   ========


VI.           RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:



                                                       1999       1998       1997       1996       1995
                                                       ----       ----       ----       ----       ----
Net income as a percent of
   Average common equity                                 7.26%    10.72%       1.37%      7.80%     6.00%
   Average total assets                                   .52      0.72         .09        .55       .41

Dividends declared per share as a
  percent of net income per share                       60.00     31.43      223.08      36.62     45.10

Average shareholders' equity as a percent
  of average total assets                                7.16      6.76        6.69       7.06      6.87

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

ITEM 2.       PROPERTIES

The Registrant and the Banks operate a total of 93 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

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

During 1999 and 1997, the Registrant settled lawsuits against Mutual Savings Bank, f.s.b. for $2.0 million and $9.7 million, respectively. Such amounts were included in net income in the respective year. These lawsuits represent actions by shareholders of Mutual Savings Bank, f.s.b. which alleged certain violations of federal and state securities laws.

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

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) at December 31, 1999.


                                                                             First elected
                                                                           as an officer of
Name (Age)                            Position with Registrant              the Registrant
----------                            ------------------------              --------------
Charles C. Van Loan (52)              President, Chief Executive                 1984
                                      Officer and Director

William R. Kohls (42)                 Executive Vice President and               1985
                                      Chief Financial Officer

Edward B. Swanson (46)                President and Chief Executive              1989
                                      Officer - Independent Bank
                                      South Michigan

Michael M. Magee, Jr. (44)            President and Chief Executive              1993
                                      Officer - Independent Bank

Ronald L. Long (40)                   President and Chief Executive              1993
                                      Officer - Independent Bank
                                      East Michigan

David C. Reglin (40)                  President and Chief Executive              1998
                                      Officer - Independent Bank
                                      West Michigan

Robert N. Shuster (42)                President and Chief Executive              1999
                                      Officer - Independent Bank MSB

Peter R. Graves (42)                  Senior Vice President, Commercial          1999
                                      Loans - Independent Bank
                                      Corporation

Richard E. Butler (48)                Senior Vice President, Operations -        1998
                                      Independent Bank Corporation

Prior to being named President and Chief Executive Officer in 1998, Mr. Reglin was Senior Vice President of Independent Bank West Michigan since 1991.

Prior to being named President and Chief Executive Officer in 1999, Mr. Shuster was President and CEO of Mutual Savings Bank, f.s.b since 1994.

The President and Chief Executive Officer of each of the Registrant's subsidiary banks serve as members of various committees of the Registrant.

Prior to being named Senior Vice President in 1999, Mr. Graves was Vice President of the Registrants commercial loan services department.

Mr. Butler joined the Registrant in 1998 as Senior Vice President. Prior to that time Mr. Butler was Vice President, Mortgage Servicing Operations at The former First of America Bank - Michigan, N.A.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information set forth under the caption "Quarterly Summary " on Page A-34 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-12 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-11 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the caption "Asset/liability management" on pages A-10 through A-11 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the independent auditor's report are set forth on pages A-13 through A-33 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 20, 2000 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

                    Independent Auditor's Report

                    Consolidated Statements of Financial Condition at
                      December 31, 1999 and 1998

                    Consolidated Statements of Operations for the years ended
                      December 31, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 1999, 1998 and 1997

                    Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 1999, 1998 and 1997

                    Consolidated Statements of Comprehensive Income
                      for the years ended December 31, 1999, 1998 and 1997

                    Notes to Consolidated Financial Statements

PART II.

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-34 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to Directors of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 1999" and "Aggregated Stock Option Exercises in 1999 and Year End Option Values" on pages 11 through 13 of the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 9 through 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 1, 2 and 11, respectively, of the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 8 through 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 13 of the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

      2. Financial Statement Schedules Not applicable

      3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The
         Exhibit Index is located on the final page of this report on Form 10-K.

(b) Reports on Form 8-K A report of Form 8-K was filed on November 15, 1999, under items 2 and 7, including the required financial statements relating to acquisition of Mutual Savings Bank, f.s.b.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 14, 2000.

INDEPENDENT BANK CORPORATION


    s/Charles C. Van Loan                Charles C. Van Loan, President and Chief Executive Officer
-------------------------------------       (Principal Executive Officer)

    s/William R. Kohls                   William R. Kohls, Executive Vice President and Chief Financial
-------------------------------------       Officer (Principal Financial Officer)

    s/James J. Twarozynski               James J. Twarozynski, Vice President and Controller
-------------------------------------       (Principal Accounting Officer)


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


Keith E. Bazaire, Director              s/Keith E. Bazaire
                                       -------------------------------

Terry L. Haske, Director                s/Terry L. Haske
                                       -------------------------------

Thomas F. Kohn, Director                s/Thomas F. Kohn
                                       -------------------------------

Robert J. Leppink, Director             s/Robert J. Leppink
                                       -------------------------------

Charles A. Palmer, Director
                                       -------------------------------

Charles C. Van Loan, Director           s/Charles C. Van Loan
                                       -------------------------------

Arch V. Wright, Jr., Director           s/Arch V. Wright, Jr.
                                       -------------------------------

Jeffrey A. Bratsburg, Director          s/Jeffrey A. Bratsburg
                                       -------------------------------

                                  EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

13 Appendix to the Registrant's definitive proxy statement, dated March 15, 2000, relating to the April 18, 2000 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21     List of Subsidiaries.

23     Consent of Independent Accountants

24     Power of Attorney (Included on page 22).

27     Financial Data Schedule


EXHIBITS INCORPORATED BY REFERENCE

2 Agreement and plan of reorganization between Independent Bank Corporation and Mutual Savings Bank, f.s.b., dated March 24, 1999 (incorporated herin by reference to Exhibit 2.1 to the Registrants Form S-4 Registration Statement dated May 28, 1999, filed under Registation No. 333-79679).

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

10.1*  Deferred Benefit Plan for Directors (incorporated herein by reference to
       Exhibit 10(C) to the Registrant's report on Form 10-K for the year ended December 31, 1984).

10.2 The form of Indemnity Agreement approved by the Registrant's shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to the Registrant's report on Form 10-K for the year ended December 31, 1988).

10.3* Incentive Share Grant Plan, as amended, approved by the Registrant's shareholders at its April 21, 1992 Annual Meeting (incorporated herein by reference to Exhibit 10 to the Registrant's report on Form 10-K for the year ended December 31, 1992).

10.4* Non-Employee Director Stock Option Plan, as amended, approved by the Registrant's shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).

10.5* Employee Stock Option Plan, as amended, approved by the Registrant's shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32267).

10.6 The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to the Registrant's report on Form 10-K for the year ended December 31, 1998).

* Represents a compensation plan.







24