Form 10-Q
period 2000-03-31
INDEPENDENT BANK CORP /MI/
filed 2000-05-12
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

Commission file number   0-7818
                      ---------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Michigan                                             38-2032782
------------------------------------- ------------------------------------------
(State or jurisdiction of                        (I.R.S. Employer Identification
Incorporation or Organization)                    Number)

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
       Former name, address and fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES  X   NO
                                                     -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at May 12, 2000
------------------------------------- ------------------------------------------
  Common stock, par value $1                              11,237,505

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                   Page
                                                                                 Number(s)
                                                                                 ---------

PART I -          Financial Information
                  ---------------------
Item 1.           Consolidated Statements of Financial Condition
                    March 31, 2000 and December 31, 1999                                2

                  Consolidated Statements of Operations
                    Three-month periods ended March 31, 2000 and 1999                   3

                  Consolidated Statements of Cash Flows
                    Three-month periods ended March 31, 2000 and 1999                   4

                  Consolidated Statements of Shareholders' Equity
                    Three-month periods ended March 31, 2000 and 1999                   5

                  Notes to Interim Consolidated Financial Statements
                    Three-month periods ended March 31, 2000 and 1999                   6-8

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 9-17

Item 3.           Quantitative and Qualitative Disclosures about Market Risk            18

PART II -         Other Information

Item 6.           Exhibits & Reports on Form 8-K                                        19

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                                March 31,         December 31,
                                                                                  2000                1999
                                                                            ----------------   ----------------
Assets                                                                         (unaudited)
                                                                            ----------------   ----------------
Cash and due from banks                                                    $      45,655,000  $      58,646,000
Securities available for sale                                                    205,450,000        195,300,000
Securities held to maturity (Fair value of $65,585,000 at March
  31, 2000; $70,486,000 at December 31, 1999)                                     67,211,000         71,115,000
Federal Home Loan Bank stock, at cost                                             19,612,000         19,612,000
Loans held for sale                                                               12,991,000         12,950,000
Loans
  Commercial and agricultural                                                    353,524,000        334,212,000
  Real estate mortgage                                                           757,545,000        757,019,000
  Installment                                                                    200,804,000        199,410,000
                                                                            ----------------   ----------------
                                                               Total Loans     1,311,873,000      1,290,641,000
  Allowance for loan losses                                                      (13,277,000)       (12,985,000)
                                                                            ----------------   ----------------
                                                                 Net Loans     1,298,596,000      1,277,656,000
Property and equipment, net                                                       36,732,000         37,582,000
Accrued income and other assets                                                   52,765,000         52,344,000
                                                                            ----------------   ----------------
                                                              Total Assets $   1,739,012,000  $   1,725,205,000
                                                                            ================   ================
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                     $     127,309,000  $     135,868,000
  Savings and NOW                                                                588,992,000        567,108,000
  Time                                                                           632,688,000        607,626,000
                                                                            ----------------   ----------------
                                                            Total Deposits     1,348,989,000      1,310,602,000
Federal funds purchased                                                           31,449,000         42,350,000
Other borrowings                                                                 204,655,000        224,570,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                      17,250,000         17,250,000
Accrued expenses and other liabilities                                            20,161,000         16,687,000
                                                                            ----------------   ----------------
                                                         Total Liabilities     1,622,504,000      1,611,459,000
                                                                            ----------------   ----------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  11,221,723 shares at March 31, 2000
    and 11,235,088 shares at December 31, 1999                                    11,222,000         11,235,000
  Capital surplus                                                                 71,216,000         71,672,000
  Retained earnings                                                               36,721,000         33,921,000
  Accumulated other comprehensive loss                                            (1,852,000)        (2,283,000)
  Unearned employee stock ownership plan shares                                     (799,000)          (799,000)
                                                                            ----------------   ----------------
                                                Total Shareholders' Equity       116,508,000        113,746,000
                                                                            ----------------   ----------------
                                Total Liabilities and Shareholders' Equity $   1,739,012,000  $   1,725,205,000
                                                                            ================   ================





See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       2000           1999
                                                                                  -------------- ------------
                                                                                          (unaudited)
                                                                                  ---------------------------
Interest Income
  Interest and fees on loans                                                     $  28,486,000 $  25,934,000
  Securities
    Taxable                                                                          2,465,000     3,605,000
    Tax-exempt                                                                       1,663,000       823,000
  Other investments                                                                    391,000       417,000
                                                                                  ------------   -----------
                                                           Total Interest Income    33,005,000    30,779,000
                                                                                  ------------   -----------
Interest Expense
  Deposits                                                                          11,741,000    10,776,000
  Other borrowings                                                                   4,106,000     3,827,000
                                                                                  ------------   -----------
                                                          Total Interest Expense    15,847,000    14,603,000
                                                                                  ------------   -----------
                                                             Net Interest Income    17,158,000    16,176,000
Provision for loan losses                                                              557,000       666,000
                                                                                  ------------   -----------
                             Net Interest Income After Provision for Loan Losses    16,601,000    15,510,000
                                                                                  ------------   -----------
Non-interest Income
  Service charges on deposit accounts                                                1,501,000     1,207,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                                                         380,000     1,531,000
    Securities                                                                         (16,000)       14,000
  Other income                                                                       2,279,000     1,995,000
                                                                                  ------------   -----------
                                                       Total Non-interest Income     4,144,000     4,747,000
                                                                                  ------------   -----------
Non-interest Expense
  Salaries and employee benefits                                                     8,392,000     8,445,000
  Occupancy, net                                                                     1,178,000     1,150,000
  Furniture and fixtures                                                             1,141,000       968,000
  Other expenses                                                                     4,000,000     5,027,000
                                                                                  ------------   -----------
                                                      Total Non-interest Expense    14,711,000    15,590,000
                                                                                  ------------   -----------
                                                Income Before Federal Income Tax     6,034,000     4,667,000
Federal income tax expense                                                           1,548,000     1,396,000
                                                                                  ============   ===========
                                                                      Net Income $   4,486,000  $  3,271,000
                                                                                  ============   ===========

Net income per common share
  Basic                                                                          $         .40  $        .29
  Diluted                                                                                  .40           .28
Dividends Per Common Share
  Declared                                                                       $         .15  $        .09
  Paid                                                                                     .14           .09





See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     Three months ended
                                                                                         March 31,
                                                                                   2000            1999
                                                                              --------------- ---------------
                                                                                       (unaudited)
                                                                              -------------------------------
Net Income                                                                   $      4,486,000 $    3,271,000
                                                                              ---------------  -------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                     28,155,000     98,378,000
    Disbursements for loans held for sale                                         (27,816,000)   (85,649,000)
    Provision for loan losses                                                         557,000        666,000
    Deferred loan fees                                                                122,000        (14,000)
    Amortization of intangible assets                                                 432,000        442,000
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             1,173,000        822,000
    Net gains on sales of real estate mortgage loans                                 (380,000)    (1,531,000)
    Net (gains) losses on sales of securities                                          16,000        (14,000)
    Increase in accrued income and other assets                                      (853,000)    (1,987,000)
    Increase in accrued expenses and other liabilities                              3,182,000        904,000
                                                                              ---------------  -------------
                                                           Total Adjustments        4,588,000     12,017,000
                                                                              ---------------  -------------
                                          Net Cash from Operating Activities        9,074,000     15,288,000
                                                                              ---------------  -------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                           4,933,000        267,000
  Proceeds from the maturity of securities available for sale                         345,000      7,000,000
  Proceeds from the maturity of securities held to maturity                         1,010,000    149,868,000
  Principal payments received on securities available for sale                      2,968,000      4,398,000
  Principal payments received on securities held to maturity                        4,269,000        306,000
  Purchases of securities available for sale                                      (19,242,000)    (6,719,000)
  Purchases of securities held to maturity                                                      (128,649,000)
  Principal payments on portfolio loans purchased                                     905,000      3,995,000
  Portfolio loans made to customers, net of principal payments received           (22,524,000)   (21,771,000)
  Capital expenditures                                                               (215,000)    (2,272,000)
                                                                              ---------------  -------------
                                          Net Cash from Investing Activities      (27,551,000)     6,423,000
                                                                              ---------------  -------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                        38,387,000    (10,052,000)
  Net decrease in short-term borrowings                                           (29,755,000)    (7,191,000)
  Proceeds from Federal Home Loan Bank advances                                   147,770,000
  Payments of Federal Home Loan Bank advances                                    (148,331,000)   (11,000,000)
  Retirement of long-term debt                                                       (500,000)      (500,000)
  Dividends paid                                                                   (1,572,000)      (960,000)
  Proceeds from issuance of common stock                                              293,000        194,000
  Repurchase of common stock                                                         (806,000)
                                                                              ---------------  -------------
                                          Net Cash from Financing Activities        5,486,000    (29,509,000)
                                                                              ---------------  -------------
                                   Net Decrease in Cash and Cash Equivalents      (12,991,000)    (7,798,000)
Cash and Cash Equivalents at Beginning of Period                                   58,646,000     57,610,000
                                                                              ---------------  -------------
                                  Cash and Cash Equivalents at End of Period $     45,655,000 $   49,812,000
                                                                              ===============  =============

Cash paid during the period for interest                                     $     16,144,000 $   14,587,000
Transfer of loans to other real estate                                              1,534,000        827,000

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                    Three months ended
                                                                                         March 31,
                                                                                   2000             1999
                                                                               --------------  ------------
                                                                                         (unaudited)
                                                                               ----------------------------

Balance at beginning of period                                               $   113,746,000 $  117,042,000
  Net income                                                                       4,486,000      3,271,000
  Cash dividends declared                                                         (1,684,000)    (1,040,000)
  Issuance of common stock                                                           335,000        850,000
  Repurchase of common stock                                                        (806,000)
  ESOP valuation adjustment                                                                         (16,000)
  Net change in unrealized loss on securities
    available for sale, net of related tax effect (note 4)                           431,000       (545,000)
                                                                             --------------- --------------
Balance at end of period                                                     $   116,508,000 $  119,562,000
                                                                             =============== ==============



See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 2000 and December 31, 1999, and the results of operations for the three-month periods ended March 31, 2000 and 1999.

2. In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $5,435,000 at March 31, 2000, and $5,279,000 at December 31, 1999. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

   Comprehensive income for the three-month periods ending March 31 follows:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                   2000             1999
                                                                               -------------   ------------
      Net income                                                               $   4,486,000  $   3,271,000
      Net change in unrealized loss on securities available for sale,
        net of related tax effect                                                    431,000       (585,000)
                                                                                ------------   ------------
      Comprehensive income                                                     $   4,917,000  $   2,686,000
                                                                                ============   ============


5. The Registrant's reportable segments are based upon legal entities. The Registrant has five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Independent Bank MSB ("IBMSB"). The Registrant evaluates performance based principally on net income of the respective reportable segments.

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments at March 31, follows:

                                   IB          IBWM        IBSM         IBEM          IBMSB       OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------------
                                                                   (in thousands)
2000
  Total assets                $    421,335 $    329,536 $    201,223 $    306,848 $    471,525 $      8,545    $ 1,739,012
  Interest income                    8,091        7,037        3,934        5,601        8,340            2         33,005
  Net interest income                4,725        4,159        2,224        3,276        3,395         (621)        17,158
  Provision for loan losses            150          135           60          120           92                         557
  Income (loss) before
    Income tax                       1,978        1,663          884        1,169        1,476       (1,136)         6,034
  Net income (loss)                  1,415        1,157          683          920        1,106         (795)         4,486



1999
  Total assets                $    358,112 $    268,308 $    161,955 $    260,757 $    580,314 $      5,174    $ 1,634,620
  Interest income                    7,217        6,207        3,357        4,861        9,132            5         30,779
  Net interest income                4,466        3,875        2,068        3,022        3,307         (562)        16,176
  Provision for loan losses            150          135           90          150          141                         666
  Income (loss) before
    Income tax                       1,667        1,436          793          905          778         (912)         4,667
  Net income (loss)                  1,150          989          577          680          506         (631)         3,271


(1) Includes items relating to the Registrant and certain insignificant operations.

6. A reconciliation of basic and diluted earnings per share for the three-month periods ending, March 31 follows:


                                                                                         Three months ended
                                                                                              March 31,
                                                                                        2000            1999
                                                                                    -------------  -------------
       Net income                                                                  $    4,486,000 $    3,271,000
                                                                                    =============  =============

       Shares outstanding (Basic) (1)                                                  11,191,000     11,350,000
         Effect of dilutive securities - stock options                                     81,000        140,000
                                                                                    -------------  -------------
                Shares outstanding (Diluted)                                           11,272,000     11,490,000
                                                                                    =============  =============
       Earnings per share
         Basic                                                                     $          .40 $          .29
         Diluted                                                                              .40            .28


       (1) Shares outstanding have been adjusted for a 5% stock dividend in 1999

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


8. Prior period financial information has been restated to reflect the acquisition of Mutual Savings Bank, f.s.b., ("MSB") completed September 15, 1999, which has been accounted for as a pooling of interests.

9. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 1999 Annual Report on Form 10-K.


                               FINANCIAL CONDITION

SUMMARY Loans, excluding loans held for sale ("Portfolio Loans"), increased to $1.312 billion at March 31, 2000, from $1.291 billion at December 31, 1999. Commercial and agricultural loans grew by $19.3 million to $353.5 million and account for substantially all of the $21.2 million increase in Portfolio Loans. (See "Portfolio loans and asset quality.")

Deposits grew to $1.349 billion at March 31, 2000, from $1.311 billion at December 31, 1999. Savings and NOW accounts grew by $21.9 million during the three-month period and account for approximately 57% of the $38.4 million increase in total deposits. The $25.1 million increase in time deposits reflects the Banks' use of brokered certificates of deposits. (See "Deposits and borrowings.")

SECURITIES The Banks maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities and mortgage-backed securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. (See "Asset/liability management.")

   SECURITIES

                                                               Unrealized
                                                       ----------------------------
                                      Amortized                                            Fair
                                         Cost             Gains           Losses          Value
                                     --------------   --------------   -------------   -------------
                                                             (in thousands)
   Securities available for sale
     March 31, 2000                       $208,256          $   898          $3,704        $205,450
     December 31, 1999                     198,764            1,234           4,698         195,300

   Securities held to maturity
     March 31, 2000                       $ 67,211          $   192          $1,818        $ 65,585
     December 31, 1999                      71,115              237             866          70,486


The purchase or sale of securities is dependent upon Management's assessment of investment and funding opportunities as well as the Banks' asset/liability management needs. The Banks sold securities designated as available for sale with an aggregate market value of $4.9 million during the three months ended March 31, 2000. The Banks sold securities with a market value of $267,000 during the corresponding period of 1999.

      SALES OF SECURITIES AVAILABLE FOR SALE

                                      Three months ended
                                           March 31,
                                   2000               1999
                              --------------   ---------------
        Proceeds                  $4,933,000        $  267,000
                              ==============   ===============

        Gross gains               $    7,000        $   14,000
        Gross losses                 (23,000)
                              --------------   ---------------
         Net gains (losses)       $  (16,000)       $   14,000
                              ==============   ===============


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

The Banks generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, the Banks often retain adjustable-rate and balloon real estate mortgage loans, while 15- and 30-year, fixed-rate obligations are sold to mitigate exposure to changes in interest rates. (See "Non-interest income.")

The increase in commercial and agricultural loans principally reflects Management's emphasis on lending opportunities within the Lansing and Grand Rapids markets. Commercial real estate projects, including land development and construction comprise the majority of new loans. Although demand for such loans is dependent upon a number of factors, Management currently anticipates continued growth within this segment of Portfolio Loans.

          NON-PERFORMING ASSETS

                                                                 March 31,           December 31,
                                                                    2000                 1999
                                                              ----------------    ----------------
          Non-accrual loans                                   $      3,119,000    $      2,980,000
          Loans 90 days or more past due and
            still accruing interest                                  2,050,000           2,029,000
          Restructured loans                                           266,000             270,000
                                                              ----------------    ----------------
                                   Total non-performing loans        5,435,000           5,279,000
          Other real estate                                          1,452,000           1,315,000
                                                              ----------------    ----------------
                                  Total non-performing assets $      6,887,000    $      6,594,000
                                                              ================    ================
          As a percent of Portfolio Loans
            Non-performing loans                                     0.41 %               0.41 %
            Non-performing assets                                    0.53                 0.51
            Allowance for loan losses                                1.01                 1.01
          Allowance for loan losses as a percent of
            non-performing loans                                      244                  246


Impaired loans totaled approximately $3,300,000 at March 31, 2000. At that same date, certain impaired loans with a balance of approximately $1,100,000, had specific allocations of the allowance for loan losses, which totaled approximately $400,000. The Banks' average investment in impaired loans was approximately $3,300,000, for the three-month period ended March 31, 2000. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that three-month period was approximately $50,000.

           ALLOWANCE FOR LOAN LOSSES

                                                                         Three months ended
                                                                             March 31,
                                                                      2000               1999
                                                                 ----------------    --------------
           Balance at beginning of period                        $     12,985,000    $   11,557,000
           Additions (deduction)
             Provision charged to operating expense                       557,000           666,000
             Recoveries credited to allowance                             160,000           173,000
             Loans charged against the allowance                         (425,000)         (516,000)
                                                                 ----------------    --------------
           Balance at end of period                              $     13,277,000    $   11,880,000
                                                                 ================    ==============

           Net loans charged against the allowance to
             average Portfolio Loans (annualized)                           0.08%             0.12%


In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. Loans charged against the allowance for loan losses, net of recoveries, were equal to .08% of average loans during the three months ended March 31, 2000, compared to .12% during the comparable period of 1999. (See "Provision for loan losses.")

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.

The Banks have implemented funding strategies that incorporate other borrowings and Brokered CDs to finance a portion of the Portfolio Loans. The use of such alternate sources of funds supplements the Banks' core deposits and is also an integral part of the Banks' asset/liability management efforts. Derivative financial instruments are employed to reduce the cost of alternate sources of funds and to manage the Banks' exposure to changes in interest rates. (See "Asset/liability management.")

                                                    March 31, 2000                    December 31, 1999
                                           ---------------------------------  -----------------------------------
                                                       Average                            Average
                                             Amount    Maturity     Rate        Amount    Maturity     Rate
                                             ------    --------     ----        ------    --------     ----
                                                               (dollars in thousands)
Brokered CDs                                 $140,270  6.0 years    6.71%     $101,029  6.0 years     6.24%
Fixed rate FHLB advances                       76,087  5.2 years    5.92       131,592  3.2 years     5.98
Variable rate FHLB advances                   113,995  0.5 years    5.97        59,056  0.4 years     4.63

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $204.7 million at March 31, 2000, from $224.6 million at December 31, 1999. On those same dates, federal funds purchased totaled $31.4 million and $42.4 million, respectively. The decline in other borrowed funds and federal funds purchased principally reflects the competitive cost of Brokered CDs as well as Management's efforts to diversify the Banks' funding sources. Brokered CDs totaled $140.3 million and $101.0 million at March 31, 2000 and December 31, 1999, respectively.

INTEREST-RATE DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                           SWAPS
                                                                             -------------------------------

                           CAPS            FLOORS           COLLARS          PAY FIXED       PAY VARIABLE
-------------------- ----------------- ---------------- ----------------- ----------------- ----------------
                                                                   (dollars in thousands)
Notional amount            $63,500          $8,000               $7,000         $70,000        $121,000
Weighted-average
  maturity               3.7 years       2.0 years            0.8 years       2.5 years       6.7 years
Cap strike                    6.87%                                6.38%
Floor strike                                  5.17%                5.75
Rate paying                                                                        5.58%           6.03%
Rate receiving                                                                     6.04            6.73
Premium paid               $ 1,638          $   31
Annual cost                    .60%            .15%
Amortized cost             $ 1,407          $   25
Fair value                   1,413               3              $    13         $ 1,630        $ (4,262)

At March 31, 2000, the Company employed interest-rate caps, floors and collars with an aggregate notional amount of $78.5 million. The Banks also employed interest-rate swaps with an aggregate notional amount of $191.0 million.

LIQUIDITY AND CAPITAL RESOURCES Effective management of the Registrant's capital resources is critical to Management's mission to create value for the Registrant's shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, the Registrant's capital structure includes unsecured debt and Preferred Securities.

To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions are also integral components of Management's capital management strategies. (See "Stock repurchase plan.")

         CAPITALIZATION

                                                                      March 31,         December 31,
                                                                         2000               1999
                                                                   ----------------- -------------------
         Unsecured debt                                               $  13,500,000         $12,500,000
         Preferred Securities                                            17,250,000          17,250,000
         Shareholders' Equity
           Preferred stock, no par value
           Common Stock, par value $1.00 per share                       11,222,000          11,235,000
           Capital surplus                                               71,216,000          71,672,000
           Retained earnings                                             36,721,000          33,921,000
           Accumulated other comprehensive loss                         (1,852,000)         (2,283,000)
           Unearned employee stock ownership plan shares                  (799,000)           (799,000)
                                                                       ------------        ------------
                   Total shareholders' equity                           116,508,000         113,746,000
                                                                       ------------        ------------
                   Total capitalization                                $147,258,000        $143,496,000
                                                                       ============        ============

Shareholders' equity totaled $116.5 million at March 31, 2000. The $2.8 million increase from $113.7 million at December 31, 1999, reflects the retention of earnings as well as the issuance of common stock pursuant to various equity-based incentive compensation plans. A decline in unrealized losses on securities available for sale also contributed to the increase in shareholders equity. Shareholders' equity was equal to 6.70% of total assets at March 31, 2000, compared to 6.59% at December 31, 1999.

           CAPITAL RATIOS

                                                                  March 31, 2000        December 31, 1999
                                                               ---------------------- ----------------------
           Equity capital                                                6.70%                   6.59%
           Average shareholders equity to average assets(1)              6.68                    7.16
           Tier 1 leverage (tangible equity capital)                     6.78                    6.52
           Tier 1 risk-based capital                                     9.62                    9.33
           Total risk-based capital                                     10.72                   10.41

      (1) Based on year to date average balances for the respective periods

ASSET/LIABILITY MANAGEMENT Interest-rate risk is created by differences in the pricing characteristics of the Banks' assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest-rate risk.

The asset/liability management efforts of the Registrant and the Banks are intended to identify sources of interest-rate risk and to evaluate opportunities to structure the balance sheet in a manner that is consistent with Management's mission to maintain profitable financial leverage. The marginal cost of funds is a principal consideration in the implementation of the Banks' balance sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors.

Management employs simulation analyses to monitor the Banks' interest-rate risk profiles and evaluate potential changes in the Banks' net interest income and market value of portfolio equity that result from changes in interest rates.


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $4,486,000 during the three months ended March 31, 2000. The $1,215,000 increase from $3,271,000 during the comparable period in 1999, principally reflects an increase in net interest income as well as a decline in non-interest expense. A decrease in the provision for loan losses also contributed to the increase in net income. A decline in non-interest income, which is attributable to the Banks' mortgage-banking activities, as well as an increase in federal income tax expense limited the increase in net income.

           KEY PERFORMANCE RATIOS

                                                                Three months
                                                              ended March 31,
                                                            2000          1999
                                                        ----------------------------
           Net income to
             Average assets                                  1.05%           .81%
             Average equity                                 15.74          11.14

           Earnings per common share
             Basic                                           $.40           $.29
             Diluted                                          .40            .28

           Cash basis income to(A)
             Average tangible assets                         1.15%           .91%
             Average tangible equity                        19.89          14.64

           Cash basis income per share(A)
             Basic                                           $.43           $.32
             Diluted                                          .43            .32



     (A) Cash basis financial data exclude intangible assets and the related amortization expense

NET INTEREST INCOME Tax equivalent net interest income totaled $18,111,000 during the three months ended March 31, 2000. The $2,168,000 increase from $16,643,000 during the comparable period of 1999 reflects an increase in average earning assets as well as an increase in Net Yield.

Average earning assets totaled $1.602 billion during the three-month period in 2000. The $76 million increase from $1.526 billion during the comparable period in 1999 principally reflects an increase in Portfolio Loans.

Tax equivalent net interest income as a percent of average earning assets ("Net Yield") was equal to 4.52% of average earning assets during the three months ended March 31, 2000, compared to 4.37% during the corresponding period of 1999. A portion of the 15 basis point increase in Net Yield may be attributed to the scheduled maturity of certain low-yielding assets and high-cost liabilities at MSB.

Increases in Net Yield also reflect increases in Portfolio Loans as a percent of average earning assets. Portfolio Loans were equal to 80.2% and 75.2% of average earning assets for the three months ended March 31, 2000 and 1999, respectively.

    NET INTEREST INCOME AND SELECTED RATIOS

                                                             Three months
                                                           ended March 31,
                                                          2000         1999
                                                       -----------  ------------
    Average earning assets (in thousands)               $1,602,804     $1,526,178
    Tax equivalent net interest income                      18,111         16,643

    As a percent of average earning assets
        Tax equivalent interest income                      8.50 %         8.25 %
        Interest expense                                    3.98           3.88
        Tax equivalent net interest income                  4.52           4.37

    Average earning assets as a
      percent of average assets                            93.48 %        92.81 %

    Free-funds ratio                                        8.58 %        10.04 %


PROVISION FOR LOAN LOSSES The provision for loan losses was $557,000 during the three months ended March 31, 2000, compared to $666,000 during the three-month period in 1999. The decrease in the provision reflects Management's assessment of the allowance for loan losses. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $4,144,000 during the three months ended March 31, 2000, compared to $4,747,000 during the comparable period in 1999. The decline in non-interest income reflects a decrease in net gains on the sale of real estate mortgage loans. Increases in service charges on deposit accounts partially offset the decline in net gains. Loan servicing fees, mutual fund and annuity commissions as well as fees associated with the origination of manufactured home loans also increased from the comparable period in 1999.

    NON-INTEREST INCOME

                                                   Three months ended
                                                        March 31,
                                                 2000             1999
                                          ---------------    --------------
    Service charges on deposit
      accounts                                $1,501,000        $ 1,207,000
    Net gains (losses) on asset sales
      Real estate mortgage loans                 380,000          1,531,000
      Securities                                 (16,000)            14,000
    First Home Financial                         508,000            426,000
    Title insurance fees                         160,000            185,000
    Real estate mortgage loan
      servicing fees                             376,000            288,000
    Mutual fund and annuity
      commissions                                405,000            317,000
    Other                                        830,000            779,000
                                          --------------     --------------
          Total non-interest income           $4,144,000         $4,747,000
                                          ==============     ==============

Net gains on the sale of real estate mortgage loans totaled $380,000 during the three months ended March 31, 2000, compared to $1,531,000 during the comparable period in 1999. The decline in such net gains principally reflects a decline in loans sold.

                                                                       Three months ended
                                                                            March 31,
                                                                    2000               1999
                                                              ------------------------------------

Real estate mortgage loans originated                              $66,954,000       $148,080,000
Real estate mortgage loan sales                                     27,775,000         96,847,000
Real estate mortgage loan servicing rights sold                      2,642,000          5,014,000
Net gains on the sale of real estate mortgage loans                    380,000          1,531,000
Net gains as a percent of real estate mortgage loans sold                 1.37%              1.58%

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

The Banks capitalized approximately $200,000 and $750,000 of related servicing rights during the three-month periods ended March 31, 2000 and 1999, respectively. Amortization of capitalized servicing rights for those periods was $267,000 and $324,000, respectively. The book value of capitalized mortgage servicing rights was $4,645,000 at March 31, 2000. The fair value of capitalized servicing rights, which relate to approximately $770 million of loans sold and serviced, approximated $8 million at that same date, and therefore, no valuation allowance was considered necessary.

Service charges on deposit accounts increased by 24% to $1,501,000 during the three months ended March 31, 2000, from $1,207,000 during the comparable period in 1999. The increase in service charges principally relate to certain deposit account promotions, which includes direct mail solicitations, at each of the Banks.

NON-INTEREST EXPENSE Non-interest expense totaled $14,711,000 during the three months ended March 31, 2000. The $879,000 decrease from $15,590,000 during the comparable period of 1999 reflects a $290,000 decline in FDIC insurance assessments. A decrease in costs relating to the origination of real estate mortgage loans as well as a decline in legal and professional fees also contributed to the decrease in non-interest expense.

NON-INTEREST EXPENSE

                                                                Three months ended
                                                                     March 31,
                                                               2000               1999
                                                           ------------       -------------
Salaries                                                    $ 5,824,000         $ 5,715,000
Performance-based compensation and benefits                   1,201,000           1,309,000
Other benefits                                                1,367,000           1,421,000
                                                            -----------         -----------
  Salaries and benefits                                       8,392,000           8,445,000
Occupancy, net                                                1,178,000           1,150,000
Furniture and fixtures                                        1,141,000             968,000
Computer processing                                             693,000             784,000
Communications                                                  565,000             593,000
Advertising                                                     457,000             719,000
Amortization of intangible assets                               432,000             442,000
Supplies                                                        395,000             351,000
Loan and collection                                             307,000             439,000
FDIC insurance                                                   71,000             361,000
Other                                                         1,080,000           1,338,000
                                                            -----------         -----------
      Total non-interest expense                            $14,711,000         $15,590,000
                                                            ===========         ===========

STOCK REPURCHASE PLAN On October 21, 1999, the Registrant announced that its board of directors has adopted a share repurchase plan. The plan authorizes the Registrant to acquire up to 325,000 shares of its common stock in open market transactions. The Registrant has since purchased 325,000 shares.

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

Consideration consisted of 3,436,000 shares of Registrant's common stock (3,608,000 shares adjusted for the Registrant's 5% stock dividend declared September 21, 1999) with an aggregate value of approximately $54.8 million. The transaction qualified as a "pooling of interests" and the Registrant's results of operations for the corresponding period of 1999 has been restated.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant has occurred since December 31, 1999.

Item 6.  Exhibits & Reports on Form 8-K

     (a)  Exhibit Number & Description
          11.  Computation of Earnings Per Share
          27.  Financial Data Schedule

      (b) Reports on Form 8-K
          During the quarter ended March 31, 2000, there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 12, 2000                By    s/ William R. Kohls
    -------------------------          -----------------------------------------
                                           William R. Kohls, Principal Financial
                                               Officer

Date   May 12, 2000                By    s/ James J. Twarozynski
    -------------------------           ----------------------------------------
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
