Form 10-K405/A
period 1999-12-31
INDEPENDENT BANK CORP /MI/
filed 2000-07-20
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

April 18, 2000 Annual Meeting of Shareholders are incorporated by reference into
Part I, Part II and Part III of this form.

                      The Exhibit Index appears on Page 23

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, dated July 19, 2000.


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



Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Keith E. Bazaire, Director              s/Keith E. Bazaire *
                                       -------------------------------

Terry L. Haske, Director                s/Terry L. Haske *
                                       -------------------------------

Thomas F. Kohn, Director                s/Thomas F. Kohn *
                                       -------------------------------

Robert J. Leppink, Director             s/Robert J. Leppink *
                                       -------------------------------

Charles A. Palmer, Director
                                       -------------------------------

Charles C. Van Loan, Director           s/Charles C. Van Loan *
                                       -------------------------------

Arch V. Wright, Jr., Director           s/Arch V. Wright, Jr. *
                                       -------------------------------

Jeffrey A. Bratsburg, Director          s/Jeffrey A. Bratsburg *
                                       -------------------------------


         * By: /s/ William R. Kohls
              ---------------------
                   William R. Kohls
                   Attorney-in-fact

          Date: July 19, 2000

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