Form 10-Q/A
period 2000-03-31
INDEPENDENT BANK CORP /MI/
filed 2000-07-20
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. Based upon this assessment, the allowance for loan losses represents Management's best estimate of losses incurred. Loans charged against the allowance for loan losses, net of recoveries, were equal to
 .08% of average loans during the three months ended March 31, 2000, compared to .12% during the comparable period of 1999. (See "Provision for loan losses.")


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                             March 31,        December 31,
                                                               2000               1999
                                                          ---------------------------------
Specific allocations                                            400,000        400,000
Other adversely rated loans                                   3,590,000      2,739,000
Historical loss allocations                                   3,636,000      4,063,000
Additional allocations based on subjective factors            5,651,000      5,783,000
                                                          ---------------------------------
                                                             13,277,000     12,985,000
                                                          =================================

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Date   July 19, 2000              By    s/ William R. Kohls
    -------------------------        -----------------------------------------
                                           William R. Kohls, Principal Financial
                                             Officer

Date   July 19, 2000              By    s/ James J. Twarozynski
    -------------------------        ----------------------------------------
                                           James J. Twarozynski, Principal
                                             Accounting Officer