Form 10-Q
period 2000-06-30
INDEPENDENT BANK CORP /MI/
filed 2000-08-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Commission file number   0-7818
                      --------------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                    38-2032782
---------------------------------------        ---------------------------------
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
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES X      NO
                                                      -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at August 10, 2000
-------------------------------   ----------------------------------------
  Common stock, par value $1                        11,271,494

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                   Page
                                                                                 Number(s)
                                                                                 ---------
PART I -   Financial Information

Item 1.    Consolidated Statements of Financial Condition
             June 30, 2000 and December 31, 1999                                     2

           Consolidated Statements of Operations
             Three- and six-month periods ended June 30, 2000 and 1999               3

           Consolidated Statements of Cash Flows
             Six-month periods ended June 30, 2000 and 1999                          4

           Consolidated Statements of Shareholders' Equity
             Six-month periods ended June 30, 2000 and 1999                          5

           Notes to Interim Consolidated Financial Statements
             Three- and six-month periods ended June 30, 2000 and 1999               6-8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     9-18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                19

PART II -  Other Information

Item 4.    Submission of Matters to a Vote of Security-Holders                       20

Item 6.    Exhibits & Reports on Form 8-K                                            20

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                                June 30,        December 31,
                                                                                  2000              1999
                                                                            ----------------- -----------------
Assets                                                                        (unaudited)
                                                                            ----------------- -----------------
Cash and due from banks                                                     $    50,630,000  $    58,646,000
Securities available for sale                                                   214,126,000      195,300,000
Securities held to maturity (Fair value of $54,048,000 at June
  30,2000; $70,486,000 at December 31, 1999)                                     55,311,000       71,115,000
Federal Home Loan Bank stock, at cost                                            19,612,000       19,612,000
Loans held for sale                                                              18,188,000       12,950,000
Loans
  Commercial                                                                    368,948,000      334,212,000
  Real estate mortgage                                                          764,610,000      757,019,000
  Installment                                                                   208,506,000      199,410,000
                                                                            ---------------- ----------------
                                                               Total Loans    1,342,064,000    1,290,641,000
  Allowance for loan losses                                                     (13,406,000)     (12,985,000)
                                                                            ---------------- ----------------
                                                                 Net Loans    1,328,658,000    1,277,656,000
Property and equipment, net                                                      35,677,000       37,582,000
Accrued income and other assets                                                  50,027,000       52,344,000
                                                                            ---------------- ----------------
                                                              Total Assets  $ 1,772,229,000  $ 1,725,205,000
                                                                            ================ ================
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                      $   137,658,000  $   135,868,000
  Savings and NOW                                                               572,679,000      567,108,000
  Time                                                                          659,675,000      607,626,000
                                                                            ---------------- ----------------
                                                            Total Deposits    1,370,012,000    1,310,602,000
Federal funds purchased                                                          46,400,000       42,350,000
Other borrowings                                                                198,033,000      224,570,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                     17,250,000       17,250,000
Accrued expenses and other liabilities                                           20,739,000       16,687,000
                                                                            ---------------- ----------------
                                                         Total Liabilities    1,652,434,000    1,611,459,000
                                                                            ---------------- ----------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--14,000,000 shares authorized;
    issued and outstanding:  11,238,345 shares at June 30, 2000
    and 11,235,088 shares at December 31, 1999                                   11,238,000       11,235,000
  Capital surplus                                                                71,320,000       71,672,000
  Retained earnings                                                              39,674,000       33,921,000
  Accumulated other comprehensive loss                                           (1,638,000)      (2,283,000)
  Unearned employee stock ownership plan shares                                    (799,000)        (799,000)
                                                                            ---------------- ----------------
                                                Total Shareholders' Equity      119,795,000      113,746,000
                                                                            ---------------- ----------------
                                Total Liabilities and Shareholders' Equity  $ 1,772,229,000  $ 1,725,205,000
                                                                            ================ =================










See notes to interim consolidated financial statements.

                      Consolidated Statements of Operations

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                        2000           1999           2000            1999
                                                    -------------  -------------   ------------- ---------------
                                                            (unaudited)                     (unaudited)
                                                    ----------------------------   ------------------------------
Interest Income
  Interest and fees on loans                        $  29,624,000   $ 26,274,000    $ 58,110,000   $  52,208,000
  Securities
    Taxable                                             2,533,000      3,540,000       4,998,000       7,145,000
    Tax-exempt                                          1,590,000        851,000       3,253,000       1,674,000
  Other investments                                       389,000        229,000         780,000         646,000
                                                    --------------  ------------    -------------  --------------
                            Total Interest Income      34,136,000     30,894,000      67,141,000      61,673,000
                                                    --------------  -------------   -------------  --------------
Interest Expense
  Deposits                                             12,482,000     10,710,000      24,223,000      21,486,000
  Other borrowings                                      4,098,000      3,632,000       8,204,000       7,459,000
                                                    --------------  ------------    -------------  --------------
                           Total Interest Expense      16,580,000     14,342,000      32,427,000      28,945,000
                                                    --------------  ------------    -------------  --------------
                              Net Interest Income      17,556,000     16,552,000      34,714,000      32,728,000
Provision for loan losses                               1,392,000        655,000       1,949,000       1,321,000
                                                    --------------  ------------    -------------  --------------
                        Net Interest Income After
                        Provision for Loan Losses      16,164,000     15,897,000      32,765,000      31,407,000
                                                    --------------  ------------    -------------  --------------
Non-interest Income
  Service charges on deposit accounts                   1,710,000      1,363,000       3,211,000       2,570,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                            534,000      1,251,000         914,000       2,782,000
    Securities                                                                           (16,000)         15,000
  Other income                                          2,580,000      2,214,000       4,859,000       4,208,000
                                                    --------------  ------------    -------------  --------------
                        Total Non-interest Income       4,824,000      4,828,000       8,968,000       9,575,000
                                                    --------------  ------------    -------------  --------------
Non-interest Expense
  Salaries and employee benefits                        8,297,000      8,711,000      16,689,000      17,156,000
  Occupancy, net                                        1,119,000      1,117,000       2,297,000       2,267,000
  Furniture and fixtures                                1,092,000        994,000       2,233,000       1,962,000
  Other expenses                                        4,253,000      4,925,000       8,253,000       9,952,000
                                                    --------------  ------------    -------------  --------------
                       Total Non-interest Expense      14,761,000     15,747,000      29,472,000      31,337,000
                                                    --------------  ------------    -------------  --------------
                 Income Before Federal Income Tax       6,227,000      4,978,000      12,261,000       9,645,000
Federal income tax expense                              1,591,000      1,477,000       3,139,000       2,873,000
                                                    --------------  ------------    -------------  --------------

                                       Net Income   $   4,636,000   $  3,501,000    $  9,122,000   $   6,772,000
                                                    ==============  ============    =============  ==============

Net Income Per Share
  Basic                                             $         .41   $        .31    $        .81   $         .60
  Diluted                                                     .41            .30             .81             .59
Dividends Per Common Share
  Declared                                          $         .15   $        .09    $        .30   $         .18
  Paid                                                        .15            .09             .29             .17










See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                      Six months ended
                                                                                          June 30,
                                                                                   2000            1999
                                                                              --------------- ---------------
                                                                                       (unaudited)
                                                                              -------------------------------
Net Income                                                                    $     9,122,000  $   6,772,000
                                                                              ---------------- --------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                     69,804,000    183,132,000
    Disbursements for loans held for sale                                         (74,128,000)  (162,033,000)
    Provision for loan losses                                                       1,949,000      1,321,000
    Deferred loan fees                                                                232,000        (32,000)
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             2,846,000      2,625,000
    Net gains on sales of real estate mortgage loans                                 (914,000)    (2,782,000)
    Net (gains) losses on sales of securities                                          16,000        (15,000)
    Increase (decrease) in accrued income and other assets                          1,882,000     (2,101,000)
    Increase in accrued expenses and other liabilities                              3,647,000      3,965,000
                                                                              ---------------- --------------
                                                           Total Adjustments        5,334,000     24,080,000
                                                                              ---------------- --------------
                                          Net Cash from Operating Activities       14,456,000     30,852,000
                                                                              ---------------- --------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                           5,830,000        267,000
  Proceeds from the maturity of securities available for sale                       1,430,000     11,805,000
  Proceeds from the maturity of securities held to maturity                         3,079,000    321,654,000
  Principal payments received on securities available for sale                      5,452,000      7,944,000
  Principal payments received on securities held to maturity                       13,252,000        322,000
  Purchases of securities available for sale                                      (31,292,000)   (47,254,000)
  Purchases of securities held to maturity                                                      (285,113,000)
  Principal payments on portfolio loans purchased                                   1,255,000      7,540,000
  Portfolio loans made to customers, net of principal payments received           (54,438,000)   (48,061,000)
  Capital expenditures                                                               (315,000)    (4,329,000)
                                                                              ---------------- --------------
                                          Net Cash from Investing Activities      (55,747,000)   (35,225,000)
                                                                              ---------------- --------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                   59,410,000     13,849,000
  Net increase (decrease) in short-term borrowings                                (15,022,000)     8,268,000
  Proceeds from Federal Home Loan Bank advances                                   203,866,000      6,831,000
  Payments of Federal Home Loan Bank advances                                    (210,331,000)   (32,016,000)
  Retirement of long-term debt                                                     (1,000,000)    (1,000,000)
  Dividends paid                                                                   (3,255,000)    (1,999,000)
  Proceeds from issuance of common stock                                              413,000        625,000
  Repurchase of common stock                                                         (806,000)
                                                                              ---------------- --------------
                                          Net Cash from Financing Activities       33,275,000     (5,442,000)
                                                                              ---------------- --------------
                                   Net Decrease in Cash and Cash Equivalents       (8,016,000)    (9,815,000)
Cash and Cash Equivalents at Beginning of Period                                   58,646,000     57,610,000
                                                                              ---------------- --------------
                                  Cash and Cash Equivalents at End of Period  $    50,630,000  $  47,795,000
                                                                              ================ ==============

Cash paid during the period for
  Interest                                                                    $    30,409,000  $  29,211,000
  Income taxes                                                                      1,300,000      2,100,000
Transfer of loans to other real estate                                              1,816,000      1,346,000




See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                     Six months ended
                                                                                         June 30,
                                                                                  2000             1999
                                                                              --------------  ---------------
                                                                                          (unaudited)
                                                                              --------------------------------
Balance at beginning of period                                                $  113,746,000  $ 117,042,000
  Net income                                                                       9,122,000      6,772,000
  Cash dividends declared                                                         (3,369,000)    (2,086,000)
  Issuance of common stock                                                           457,000      1,432,000
  Repurchase of common stock                                                        (806,000)
  ESOP valuation adjustment                                                                         (36,000)
  Net change in unrealized loss on securities
    available for sale, net of related tax effect (note 4)                           645,000     (2,093,000)
                                                                              --------------- --------------
Balance at end of period                                                      $  119,795,000  $ 121,031,000
                                                                              =============== ==============




















See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 2000 and December 31, 1999, and the results of operations for the six-month periods ended June 30, 2000 and 1999.

2. The allowance for loan losses represents Management's best estimate of losses incurred. In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio,
(ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $6,415,000 at June 30, 2000, and $5,279,000 at December 31, 1999. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

         Comprehensive income (loss) for the three-month and the six-month periods ending June 30 follows:

                                                  Three months ended                    Six months ended
                                                       June 30,                             June 30,
                                                 2000               1999           2000                1999
                                             -------------      -------------  --------------      -------------
      Net income                             $  4,636,000       $  3,501,000   $   9,122,000       $  6,772,000
      Net change in unrealized loss
        on securities available for sale,
        net of related tax effect                 214,000         (1,508,000)        645,000         (2,093,000)
                                             -------------      -------------  --------------      -------------
      Comprehensive income                   $  4,850,000       $  1,993,000   $   9,767,000       $  4,679,000
                                             =============      =============  ==============      =============


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

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments follows:

Three months ended June 30,

                                   IB          IBWM        IBSM         IBEM          IBMSB       OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------------
                                                                    (in thousands)
2000
  Total assets                $    426,345 $    348,981 $    211,964 $    308,237 $    470,154 $      6,548    $ 1,772,229
  Interest income                    8,483        7,426        4,215        5,726        8,278            8         34,136
  Net interest income                4,940        4,453        2,371        3,366        3,236         (810)        17,556
  Provision for loan losses            845          135          200          120           92                       1,392
  Income (loss) before
    Income tax                       1,850        2,040          929        1,194        1,321       (1,107)         6,227
  Net income (loss)                  1,353        1,403          708          940        1,010         (778)         4,636



1999
  Total assets                $    362,783 $    279,418 $    164,119 $    261,781 $    584,990 $      9,227    $ 1,662,318
  Interest income                    6,968        6,413        3,279        4,918        9,308            8         30,894
  Net interest income                4,308        4,109        1,990        3,099        3,569         (523)        16,552
  Provision for loan losses            150          135           70          150          150                         655
  Income (loss) before
    Income tax                       1,583        1,541          668          986        1,013         (813)         4,978
  Net income (loss)                  1,100        1,063          511          744          658         (575)         3,501

Six months ended June 30,

                                   IB          IBWM         IBSM         IBEM         IBMSB       OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------------
                                                                     (in thousands)
2000
  Total assets                $    426,345 $    348,981 $    211,964 $    308,237 $    470,154 $      6,548    $ 1,772,229
  Interest income                   16,574       14,463        8,149       11,327       16,618           10         67,141
  Net interest income                9,665        8,612        4,595        6,642        6,631       (1,431)        34,714
  Provision for loan losses            995          270          260          240          184                       1,949
  Income (loss) before
    Income tax                       3,828        3,703        1,813        2,363        2,797       (2,243)        12,261
  Net income (loss)                  2,768        2,560        1,391        1,860        2,116       (1,573)         9,122



1999
  Total assets                $    362,783 $    279,418 $    164,119 $    261,781 $    584,990 $      9,227    $ 1,662,318
  Interest income                   14,185       12,620        6,636        9,779       18,440           13         61,673
  Net interest income                8,774        7,984        4,058        6,121        6,876       (1,085)        32,728
  Provision for loan losses            300          270          160          300          291                       1,321
  Income (loss) before
    Income tax                       3,250        2,977        1,461        1,891        1,791       (1,725)         9,645
  Net income (loss)                  2,250        2,052        1,088        1,424        1,164       (1,206)         6,772


(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ending June 30 follows:

                                                              Three months ended                  Six months ended
                                                                   June 30,                           June 30,
                                                             2000               1999            2000               1999
                                                        --------------     --------------  -------------      -------------
     Net income                                         $    4,636,000     $    3,501,000  $   9,122,000      $   6,772,000
                                                        ==============     ==============  =============      =============

     Shares outstanding (Basic) (1)                         11,204,000         11,398,000     11,198,000         11,374,000
       Effect of dilutive securities - stock options            63,000            126,000         72,000            133,000
                                                        --------------     --------------  -------------      -------------
              Shares outstanding (Diluted)                  11,267,000         11,524,000     11,270,000         11,507,000
                                                        ==============     ==============  =============      =============
     Net income per share
       Basic                                            $          .41     $          .31  $         .81      $         .60
       Diluted                                                     .41                .30            .81                .59


     (1) Shares outstanding have been adjusted for a 5% stock dividend in 1999.

7. The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS #133") in June 1998.

SFAS #133, which has been subsequently amended by SFAS #137 and SFAS#138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of those derivatives will depend upon the use of those derivatives and whether or not they qualify for hedge accounting.

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

9. The results of operations for the three- and six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 1999 Annual Report on Form 10-K, as amended.


                               FINANCIAL CONDITION

SUMMARY Assets totaled $1.772 billion at June 30, 2000, compared to $1.725 billion at December 31, 1999. An increase in loans, excluding loans held for sale ("Portfolio Loans"), accounts for the $47.0 million increase in total assets.

Portfolio Loans increased to $1.342 billion at June 30, 2000, from $1.291 billion at December 31, 1999. Commercial loans grew by $34.7 million to $368.9 million and account for the majority of the $51.4 million increase in Portfolio Loans. (See "Portfolio loans and asset quality.")

Brokered certificates of deposits ("Brokered CDs") have been utilized to fund the increase in total assets. Brokered CDs totaled $187.4 million and $101.0 million at June 30, 2000 and December 31, 1999, respectively. (See "Deposits and borrowings.")


SECURITIES The Banks maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities and mortgage-backed securities. The Banks also invest in capital securities, which include preferred stocks and trust preferred securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. (See "Asset/liability management.")

  SECURITIES

                                                               Unrealized
                                                       ----------------------------
                                      Amortized                                            Fair
                                         Cost             Gains           Losses          Value
                                     --------------   --------------   -------------   -------------
                                                             (in thousands)
  Securities available for sale
    June 30, 2000                         $216,608           $  936         $ 3,418        $214,126
    December 31, 1999                      198,764            1,234           4,698         195,300

  Securities held to maturity
    June 30, 2000                         $ 55,311           $  171         $ 1,434        $ 54,048
    December 31, 1999                       71,115              237             866          70,486

Securities held to maturity declined to $55.3 million at June 30, 2000, from $71.1 million at December 31, 1999. The $15.8 million decline principally reflects the proceeds from maturing 5- and 7-year balloon, mortgage-backed securities. Such securities were held by MSB. (See "1999 Acquisition.")

The purchase or sale of securities is dependent upon Management's assessment of investment and funding opportunities as well as the Banks' asset/liability management needs. The Banks sold securities designated as available for sale with an aggregate market value of $5.8 million during the six months ended June 30, 2000. The Banks sold securities with a market value of $267,000 during the corresponding period of 1999.

SALES OF SECURITIES AVAILABLE FOR SALE

                                      Three months ended                     Six months ended
                                           June 30,                             June 30,
                                   2000               1999              2000              1999
                              ----------------   ---------------   ----------------  ----------------

        Proceeds                    $897,000                   0        $5,830,000           $267,000
                              ===============    ================  ================   ================

        Gross gains                 $  1,000                            $    8,000           $ 15,000
        Gross losses                  (1,000)                              (24,000)
                              ---------------    ----------------  ----------------   ----------------
         Net Gains                         0                   0        $  (16,000)          $ 15,000
                              ===============    ================  ================   ================

PORTFOLIO LOANS AND ASSET QUALITY Management believes that the Registrant's decentralized structure provides important advantages in serving the credit needs of the Banks' principal lending markets. In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators. Commercial loan participations with non-affiliated banks totaled approximately $8 million at June 30, 2000.

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

The Banks generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, the Banks may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.")

         LOAN PORTFOLIO COMPOSITION

                                                                          June 30,          December 31,
                                                                            2000                1999
                                                                      ------------------  ------------------
         Real estate
           Residential first mortgages                                   $  611,840,000      $  603,714,000
           Residential home equity and other junior mortgages               155,928,000         138,682,000
           Construction and land development                                132,666,000         130,373,000
           Other (1)                                                        248,243,000         230,005,000
         Consumer                                                           107,879,000         108,054,000
         Commercial                                                          65,644,000          60,637,000
         Agricultural                                                        19,864,000          19,176,000
                                                                      ------------------  ------------------
                                                          Total loans    $1,342,064,000      $1,290,641,000
                                                                         ==============      ==============


         (1) Includes loans secured by multi-family residential and non-farm, non-residential property.

The increase in commercial loans principally reflects Management's emphasis on lending opportunities within the Lansing and Grand Rapids markets. Commercial real estate projects, including land development and construction comprise the majority of new loans. Continued growth within this segment of Portfolio Loans is dependent upon a number competitive and economic factors.



         NON-PERFORMING ASSETS

                                                                  June 30,           December 31,
                                                                    2000                 1999
                                                              -----------------    -----------------
         Non-accrual loans                                          $4,427,000           $2,980,000
         Loans 90 days or more past due and
           still accruing interest                                   1,729,000            2,029,000
         Restructured loans                                            259,000              270,000
                                                              -----------------    -----------------
                                   Total non-performing loans        6,415,000            5,279,000
         Other real estate                                           1,438,000            1,315,000
                                                              -----------------    -----------------
                                  Total non-performing assets       $7,853,000           $6,594,000
                                                              =================    =================
         As a percent of Portfolio Loans
              Non-performing loans                                   0.48%                 0.41%
              Non-performing assets                                  0.59                  0.51
              Allowance for loan losses                              1.00                  1.01
            Allowance for loan losses as a percent of
              non-performing loans                                    209                   246


A default by a land-development company on loans totaling $2.2 million accounts for the increase in non-performing loans. Approximately $890,000 of the principal amount of these loans has been charged against the allowance for loan losses. The remaining balance of $1,300,000, which represent the anticipated liquidation value of the residential real estate developments that secure the loans, has been designated as non-accrual.

Impaired loans totaled approximately $4,100,000 at June 30, 2000. At that same date, certain impaired loans with a balance of approximately $600,000, had specific allocations of the allowance for loan losses, which totaled approximately $300,000. The Banks' average investment in impaired loans was approximately $3,600,000, for the three-month period ended June 30, 2000. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that six-month period was approximately $85,000.



          ALLOWANCE FOR LOAN LOSSES

                                                                          Six months ended
                                                                              June 30,
                                                                      2000               1999
                                                                 ----------------    --------------

          Balance at beginning of period                             $12,985,000     $  11,557,000
          Additions (deduction)
            Provision charged to operating expense                     1,949,000         1,321,000
            Recoveries credited to allowance                             355,000           306,000
            Loans charged against the allowance                       (1,883,000)       (1,061,000)
                                                                 ----------------    --------------
          Balance at end of period                                   $13,406,000     $  12,123,000
                                                                 ================    ==============

         Net loans charged against the allowance to
           average Portfolio Loans (annualized)                            0.23%             0.12%



In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. In its recent assessment of subjective factors, Management specifically considered the relative strength of the local and national economies. Management also considered recent trends in adversely rated loans as well as the impact of recent increase in interest rates on the business prospects of the Banks' commercial customers.



ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 June 30,          December 31,
                                                                   2000                1999
                                                            ----------------------------------------
Specific allocations                                           $        300,000     $       655,000
Other adversely rated loans                                           3,757,000           2,484,000
Historical loss allocations                                           3,795,000           4,063,000
Additional allocations based on subjective factors                    5,554,000           5,783,000
                                                            ----------------------------------------
                                                               $     13,406,000     $    12,985,000
                                                            ----------------------------------------


Loans charged against the allowance for loan losses, net of recoveries, were equal to an annualized .23% of average loans during the six months ended June 30, 2000, compared to an annualized .12% during the comparable period of 1999. The increase in net loans charged against the allowance relates to the default described above. (See "Provision for loan losses.")

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits. Deposits, excluding Brokered CDs, totaled $1.183 billion at June 30, 2000, compared to $1.210 billion at December 31, 1999.

The Banks have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of the Portfolio Loans. The use of such alternate sources of funds supplements the Banks' core deposits and is also an integral part of the Banks' asset/liability management efforts. Derivative financial instruments are employed to reduce the cost of alternate sources of funds and to manage the Banks' exposure to changes in interest rates. (See "Asset/liability management.")


                                                     June 30, 2000                     December 31, 1999
                                            --------------------------------   ----------------------------------
                                                        Average                            Average
                                              Amount    Maturity    Rate         Amount    Maturity     Rate
                                              ------    --------    ----         ------    --------     ----
                                                                (dollars in thousands)
Brokered CDs                                $187,445   4.5 years   6.69%      $101,029    6.0 years     6.24%
Fixed rate FHLB advances                     102,165   5.1 years   6.19        131,592    3.2 years     5.98
Variable rate FHLB advances                   82,000   0.3 years   6.65         59,056    0.4 years     4.63


Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $198.0 million at June 30, 2000, from $224.6 million at December 31, 1999. The decline in other borrowed funds principally reflects the competitive cost of Brokered CDs as well as Management's efforts to diversify the Banks' funding sources.

INTEREST-RATE DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                            SWAPS
                                                                              ----------------------------------

                               CAPS            FLOORS           COLLARS          PAY FIXED           PAY
                                                                                                   VARIABLE
------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
                                                                   (dollars in thousands)
Notional amount               $ 93,000          $8,000             $ 7,000         $ 71,000       $ 166,000
Weighted-average
  maturity                   3.0 years        1.8 years          0.5 years        2.3 years       5.0 years
Cap strike                        7.01%                               6.38%
Floor strike                                       5.17%              5.75
Rate paying                                                                            5.60%           6.48%
Rate receiving                                                                         6.26            6.79
Premium paid                  $  1,876          $    31
Annual cost                        .54%             .15%
Amortized cost                $  1,553          $    22
Fair value                       1,361                2            $    22         $  1,455       $  (2,619)


At June 30, 2000, the Company employed interest-rate caps, floors and collars with an aggregate notional amount of $108.0 million. The Banks also employed interest-rate swaps with an aggregate notional amount of $237.0 million.

LIQUIDITY AND CAPITAL RESOURCES Effective management of capital resources is critical to Management's mission to create value for the Registrant's shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, the Registrant's capital structure includes unsecured debt and Preferred Securities.

To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions are also integral components of Management's capital management strategies. (See "Stock repurchase plan.")



       CAPITALIZATION
                                                                      June 30,         December 31,
                                                                        2000               1999
                                                                  ------------------ ------------------
       Unsecured debt                                                  $ 12,500,000       $ 12,500,000
       Preferred Securities                                              17,250,000         17,250,000
       Shareholders' Equity
         Preferred stock, no par value
         Common Stock, par value $1.00 per share                         11,238,000         11,235,000
         Capital surplus                                                 71,320,000         71,672,000
         Retained earnings                                               39,674,000         33,921,000
         Accumulated other comprehensive loss                            (1,638,000)        (2,283,000)
         Unearned employee stock ownership plan shares                     (799,000)          (799,000)
                                                                        -----------        -----------
                 Total shareholders' equity                             119,795,000        113,746,000
                                                                        -----------        -----------
                 Total capitalization                                  $149,545,000       $143,496,000
                                                                        ===========        ===========


Shareholders' equity totaled $119.8 million at June 30, 2000. The increase from $113.7 million at December 31, 1999, reflects the retention of earnings as well as the issuance of common stock pursuant to various equity-based incentive compensation plans. A decline in unrealized losses on securities available for sale also contributed to the increase in shareholders equity. Shareholders' equity was equal to 6.76% of total assets at June 30, 2000, compared to 6.59% at December 31, 1999.

          CAPITAL RATIOS
                                                                   June 30, 2000        December 31, 1999
                                                               ---------------------- ----------------------
          Equity capital                                                6.76%                   6.59%
          Average shareholders equity to average assets(1)              6.74                    7.16
          Tier 1 leverage (tangible equity capital)                     6.97                    6.52
          Tier 1 risk-based capital                                     9.50                    9.33
          Total risk-based capital                                     10.56                   10.41


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

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $4,636,000 and $9,122,000 during the three- and six-month periods ended June 30, 2000. Increases from the comparable periods in 1999 principally reflect increases in net interest income as well as significant declines in non-interest expense. An increase in the provision for loan losses as well as the decline in the Banks' mortgage-banking activities limited the increases in net income.

          KEY PERFORMANCE RATIOS

                                                                Three months                   Six months
                                                               ended June 30,                ended June 30,
                                                            2000          1999             2000          1999
                                                        ----------------------------   ----------------------------
          Net income to
            Average assets                                    1.07%        .85%            1.06%          .83%
            Average equity                                   15.74       11.59            15.76         11.37

          Earnings per common share
            Basic                                            $0.41        $.31             $.81          $.60
            Diluted                                           0.41         .30              .81           .59


NET INTEREST INCOME Tax equivalent net interest income increased by 8.6% to $18,494,000 and by 8.7% to $36,605,000, respectively, during the three- and six-month periods in 2000. Increases from the comparable periods of 1999 reflect increases in average earning assets as well as an increase in Tax equivalent net interest income as a percent of average earning assets ("Net Yield").

Average earning assets totaled $1.626 billion and $1.615 billion during the three- and six-month periods in 2000, respectively. The increases from the corresponding periods of 1999 principally reflect increases in Portfolio Loans.

Net Yield increased by 9 basis points to 4.55% during the three-month period in 2000 and by 13 basis points to 4.54% during the six-month period. In addition to the increase in Portfolio Loans, the increase in Net Yield may be attributed to the scheduled maturity of certain low-yielding assets and high-cost liabilities at MSB.

   NET INTEREST INCOME AND SELECTED RATIOS

                                                               Three months                    Six months
                                                              ended June 30,                  ended June 30,
                                                            2000            1999          2000             1999
                                                       --------------  ------------   -------------  ---------------
   Average earning assets (in thousands)                $1,626,282      $1,529,850     $1,614,544     $1,528,014
   Tax equivalent net interest income                       18,494          17,034         36,605         33,677


   As a percent of average earning assets
       Tax equivalent interest income                         8.64%           8.22%          8.58%          8.23%
       Interest expense                                       4.09            3.76           4.04           3.82
       Tax equivalent net interest income                     4.55            4.46           4.54           4.41

   Average earning assets as a
     percent of average assets                               93.71%          92.44%         93.58%         92.62%

   Free-funds ratio                                           9.23%           9.56%          8.91%          9.35%



PROVISION FOR LOAN LOSSES The provision for loan losses was $1,392,000 during the three months ended June 30, 2000, compared to $655,000 during the three-month period in 1999. During the six-month periods in 2000 and 1999, the provision was $1,949,000 and $1,321,000, respectively. The increase in the provision reflects Management's assessment of the allowance for loan losses, including the recent default by a land development company on loans totaling $2,200,000. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $4,824,000 during the three months ended June 30, 2000, largely unchanged from $4,828,000 during the comparable period in 1999. Non-interest income declined to $8,968,000 during the six months ended June 30, 2000, from $9,575,000 a year earlier.

The decline in the Bank's mortgage banking activities has had a substantial impact on total non-interest income. Excluding net gains on the sale of real estate mortgage loans, non-interest income grew by 20% during the three-month period and by 19% during the six-month period. Service charges on deposit accounts increased by 25% to $1,710,000 and $3,211,000 during the three- and six-month periods in 2000. Increases in service charges principally relate to certain deposit account promotions, which include direct mail solicitations. Loan servicing fees, mutual fund and annuity commissions as well as fees associated with the origination of manufactured home loans also increased from the comparable periods in 1999.

   NON-INTEREST INCOME

                                               Three months ended                    Six months ended
                                                    June 30,                            June 30,
                                             2000              1999              2000              1999
                                       ---------------   ---------------   ---------------    --------------
   Service charges on deposit
     accounts                              $1,710,000        $1,363,000        $3,211,000         $2,570,000
   Net gains on asset sales
     Real estate mortgage loans               534,000         1,251,000           914,000          2,782,000
     Securities                                                                   (16,000)            15,000
   First Home Financial                       514,000           508,000         1,022,000            934,000
   Title insurance fees                       242,000           239,000           402,000            424,000
   Real estate mortgage loan
     servicing fees                           372,000           310,000           748,000            598,000
   Mutual fund and annuity
     commissions                              337,000           291,000           742,000            608,000
   Other                                    1,115,000           866,000         1,945,000          1,644,000
                                       ---------------   ---------------    --------------    ---------------
         Total non-interest income         $4,824,000        $4,828,000        $8,968,000         $9,575,000
                                       ===============   ===============    ==============    ===============

Net gains on the sale of real estate mortgage loans totaled $534,000 and $914,000 during the three- and six-month periods in 2000. The decline in such net gains from $1,251,000 and $2,782,000 in the respective periods of 1999 principally reflects a decline in loans sold.


                                           Three months ended                     Six months ended
                                                June 30,                              June 30,
                                        2000               1999               2000               1999
                                  ------------------------------------  ------------------------------------
Real estate mortgage loans
  originated                           $96,618,000       $155,353,000       $163,572,000       $303,433,000
Real estate mortgage loan
  sales                                 41,115,000         84,028,000         68,890,000        180,875,000
Real estate mortgage loan
  servicing rights sold                  8,351,000          5,949,000         10,993,000         10,963,000
Net gains on the sale of real
  estate mortgage loans                    534,000          1,251,000            914,000          2,782,000
Net gains as a percent of real
  estate mortgage loans sold                  1.30%              1.49%              1.33%              1.54%


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

The Banks capitalized approximately $465,000 and $1,394,000 of related servicing rights during the six-month periods ended June 30, 2000 and 1999, respectively. Amortization of capitalized servicing rights for those periods was $537,000 and $643,000, respectively. The book value of capitalized mortgage servicing rights was $4,640,000 at June 30, 2000. The fair value of capitalized servicing rights, which relate to approximately $780 million of loans sold and serviced, approximated $8 million at that same date, and therefore, no valuation allowance was considered necessary.

NON-INTEREST EXPENSE Non-interest expense decreased by $986,000 to $14,711,000 during the three-month period in 2000 and by $1,865,000 to $29,472,000 during the six-month period. A decline in FDIC insurance assessments accounts for a substantial portion of the decline in non-interest expense during both periods. A decrease in costs relating to the origination of real estate mortgage loans as well as declines in legal and professional fees and data processing costs also contributed to the decrease in non-interest expense.

NON-INTEREST EXPENSE

                                                 Three months ended                    Six months ended
                                                      June 30,                             June 30,
                                               2000              1999              2000              1999
                                          ---------------   ---------------   ---------------    --------------
Salaries                                     $ 5,717,000       $ 5,944,000       $ 11,541,000      $ 11,659,000
Performance-based compensation
  and benefits                                 1,310,000         1,480,000          2,511,000         2,789,000
Other benefits                                 1,270,000         1,287,000          2,637,000         2,708,000
                                          ---------------   ---------------    ---------------    ---------------
  Salaries and benefits                        8,297,000         8,711,000         16,689,000        17,156,000
Occupancy, net                                 1,119,000         1,117,000          2,297,000         2,267,000
Furniture and fixtures                         1,092,000           994,000          2,233,000         1,962,000
Computer processing                              664,000           900,000          1,357,000         1,684,000
Communications                                   529,000           553,000          1,094,000         1,146,000
Advertising                                      587,000           606,000          1,044,000         1,325,000
Amortization of intangible assets                432,000           432,000            864,000           874,000
Supplies                                         368,000           385,000            763,000           736,000
Loan and collection                              336,000           465,000            643,000           904,000
FDIC insurance                                    72,000           362,000            143,000           723,000
Other                                          1,265,000         1,222,000          2,345,000         2,560,000
                                          ---------------   ---------------    ---------------   ---------------
      Total non-interest expense             $14,761,000       $15,747,000       $ 29,472,000      $ 31,337,000
                                          ===============   ===============    ===============   ===============

STOCK REPURCHASE PLAN On October 21, 1999, the Registrant announced that its board of directors had adopted a share repurchase plan. The plan authorized the Registrant to acquire up to 325,000 shares of its common stock in open market transactions. The Registrant has since purchased 325,000 shares.

                                1999 ACQUISITION

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

Item 4.  Submission of Matters to a Vote of Security-Holders

      The Registrant's Annual Meeting of Shareholders was held on April 18, 2000. As described in the Registrant's proxy statement, dated March 15, 2000, matters considered at that meeting were:

(1)   Election of four nominees to the board of directors

      Jeffey A. Bratsburg was elected to serve a one year term expiring in 2001.

      Robert J. Leppink, Arch V. Wright, Jr., and Robert L. Hetzler were elected to serve three-year terms expiring in 2003.

      Directors whose term of office as a director continued after the meeting were Charles A. Palmer, Charles C. Van Loan, Keith E. Bazaire, Terry L. Haske, and Thomas F. Kohn.

(2) To consider and vote upon a proposal to amend the Registrant's Articles of Incorporation to increase the authorized shares of common stock from 14 million shares to 30 million shares.

      The proposal was passed. Tabulations on this proposal are set forth below.


                                                   Broker Non-Votes
                 Votes FOR        Votes AGAINST    and Abstentions
                 ---------        -------------    ---------------
                 8,688,575          1,358,212          175,189


(3) To consider and vote upon a proposal to amend the Registrant's Articles of Incorporation and eliminate the requirement that certain business combinations be approved by 75% of the Registrant's outstanding shares of common stock.

      The meeting was adjourned on this proposal to May 30, 2000. The proposal was passed. Tabulations on this proposal are set forth below.

                                                    Broker Non-Votes
                 Votes FOR        Votes AGAINST     and Abstentions
                 ---------        -------------     ---------------
                 8,418,534           571,514           237,236

(4) To consider and vote upon a proposal to make an additional 516,000 shares of the Registrant's common stock available for issuance under the Employee Stock Option Plan.

      The proposal was passed. Tabulations on this proposal are set forth below.

                                                    Broker Non-Votes
                 Votes FOR        Votes AGAINST     and Abstentions
                 ---------        -------------     ---------------
                 8,391,514          1,617,848          212,614

Item 6.  Exhibits & Reports on Form 8-K

(a)   Exhibit Number & Description
      11. Computation of Earnings Per Share
      27. Financial Data Schedule

(b)   Reports on Form 8-K
      During the quarter ended June 30, 2000, there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 10, 2000           By   s/William R. Kohls
    -----------------------            ----------------------------------------
                                         William R. Kohls, Principal Financial
                                                 Officer

Date      August 10, 2000           By   s/James J. Twarozynski
    ------------------------            ---------------------------------------
                                         James J. Twarozynski, Principal
                                                 Accounting Officer

                                 Exhibit Index


Exhibit No.                   Description
-----------                   -----------
    11                        Computation of Earnings Per Share
    27                        Financial Data Schedule
