Form 10-Q
period 2000-09-30
INDEPENDENT BANK CORP /MI/
filed 2000-11-13
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


Commission file number   0-7818
                      --------------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                     38-2032782
--------------------------------              ----------------------------------
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
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    YES      X      NO
                                                           -------       ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at November 10, 2000
--------------------------------        ----------------------------------------
  Common stock, par value $1                           11,699,524

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                               Page
                                                                             Number(s)
                                                                             ---------
PART I -   Financial Information

Item 1.    Consolidated Statements of Financial Condition
             September 30, 2000 and December 31, 1999                            2

           Consolidated Statements of Operations
             Three- and nine-month periods ended September 30, 2000 and 1999     3

           Consolidated Statements of Cash Flows
             Nine-month periods ended September 30, 2000 and 1999                4

           Consolidated Statements of Shareholders' Equity
             Nine-month periods ended September 30, 2000 and 1999                5

           Notes to Interim Consolidated Financial Statements
             Three- and Nine-month periods ended September 30, 2000 and 1999     6-8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 9-19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk            20

PART II -  Other Information

Item 4.    Submission of Matters to a Vote of Security-Holders                   21

Item 6.    Exhibits & Reports on Form 8-K                                        21

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                                 September 30,           December 31,
                                                                                     2000                   1999
                                                                                ---------------        ---------------
Assets                                                                            (unaudited)
                                                                                ---------------        ---------------
Cash and due from banks                                                         $    51,589,000        $    58,646,000
Securities available for sale                                                       207,573,000            195,300,000
Securities held to maturity (Fair value of $42,343,000 at September
  30,2000; $70,486,000 at December 31, 1999)                                         42,990,000             71,115,000
Federal Home Loan Bank stock, at cost                                                19,612,000             19,612,000
Loans held for sale                                                                  15,849,000             12,950,000
Loans
  Commercial                                                                        373,478,000            334,212,000
  Real estate mortgage                                                              767,683,000            757,019,000
  Installment                                                                       220,147,000            199,410,000
                                                                                ---------------        ---------------
                                                               Total Loans        1,361,308,000          1,290,641,000
  Allowance for loan losses                                                         (13,589,000)           (12,985,000)
                                                                                ---------------        ---------------
                                                                 Net Loans        1,347,719,000          1,277,656,000
Property and equipment, net                                                          35,087,000             37,582,000
Accrued income and other assets                                                      50,253,000             52,344,000
                                                                                ---------------        ---------------
                                                              Total Assets      $ 1,770,672,000        $ 1,725,205,000
                                                                                ===============        ===============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                          $   139,063,000        $   135,868,000
  Savings and NOW                                                                   562,934,000            567,108,000
  Time                                                                              686,797,000            607,626,000
                                                                                ---------------        ---------------
                                                            Total Deposits        1,388,794,000          1,310,602,000
Federal funds purchased                                                              37,700,000             42,350,000
Other borrowings                                                                    178,393,000            224,570,000
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                         17,250,000             17,250,000
Accrued expenses and other liabilities                                               24,197,000             16,687,000
                                                                                ---------------        ---------------
                                                         Total Liabilities        1,646,334,000          1,611,459,000
                                                                                ---------------        ---------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none
    Outstanding
  Common stock, $1.00 par value--30,000,000 shares authorized;
    issued and outstanding:  11,731,820 shares at September 30, 2000
    and 11,235,088 shares at December 31, 1999                                       11,732,000             11,235,000
  Capital surplus                                                                    79,195,000             71,672,000
  Retained earnings                                                                  33,857,000             33,921,000
  Accumulated other comprehensive (loss)                                               (446,000)            (2,283,000)
  Unearned employee stock ownership plan shares                                                               (799,000)
                                                                                ---------------        ---------------
                                                Total Shareholders' Equity          124,338,000            113,746,000
                                                                                ---------------        ---------------
                                Total Liabilities and Shareholders' Equity      $ 1,770,672,000        $ 1,725,205,000
                                                                                ===============        ===============





See notes to interim consolidated financial statements.

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                    2000           1999            2000           1999
                                                                ------------  -------------    ------------   ------------
                                                                        (unaudited)                    (unaudited)
                                                                ---------------------------    ---------------------------
Interest Income
  Interest and fees on loans                                    $ 31,011,000   $ 27,029,000    $ 89,121,000   $ 79,237,000
  Securities
    Taxable                                                        2,556,000      3,125,000       7,554,000     10,270,000
    Tax-exempt                                                     1,476,000      1,080,000       4,729,000      2,754,000
  Other investments                                                  421,000        530,000       1,201,000      1,176,000
                                                                ------------   ------------    ------------   ------------
                            Total Interest Income                 35,464,000     31,764,000     102,605,000     93,437,000
                                                                ------------   ------------    ------------   ------------
Interest Expense
  Deposits                                                        13,690,000     11,107,000      37,913,000     32,593,000
  Other borrowings                                                 3,878,000      3,518,000      12,082,000     10,977,000
                                                                ------------   ------------    ------------   ------------
                           Total Interest Expense                 17,568,000     14,625,000      49,995,000     43,570,000
                                                                ------------   ------------    ------------   ------------
                              Net Interest Income                 17,896,000     17,139,000      52,610,000     49,867,000
Provision for loan losses                                            657,000        645,000       2,606,000      1,966,000
                                                                ------------   ------------    ------------   ------------
                        Net Interest Income After
                        Provision for Loan Losses                 17,239,000     16,494,000      50,004,000     47,901,000
                                                                ------------   ------------    ------------   ------------
Non-interest Income
  Service charges on deposit accounts                              1,794,000      1,481,000       5,005,000      4,051,000
  Net gains (losses) on asset sales
    Real estate mortgage loans                                       631,000        880,000       1,545,000      3,662,000
    Securities                                                        28,000       (108,000)         12,000        (93,000)
  Other income                                                     2,524,000      2,036,000       7,383,000      6,244,000
                                                                ------------   ------------    ------------   ------------
                        Total Non-interest Income                  4,977,000      4,289,000      13,945,000     13,864,000
                                                                ------------   ------------    ------------   ------------
Non-interest Expense
  Salaries and employee benefits                                   8,438,000      8,767,000      25,127,000     25,923,000
  Occupancy, net                                                   1,157,000      1,162,000       3,454,000      3,429,000
  Furniture and fixtures                                           1,064,000      1,108,000       3,297,000      3,070,000
  Merger related costs                                                            4,623,000                      4,623,000
  Settlement of lawsuit                                                           2,025,000                      2,025,000
  Other expenses                                                   4,049,000      4,662,000      12,302,000     14,614,000
                                                                ------------   ------------    ------------   ------------
                       Total Non-interest Expense                 14,708,000     22,347,000      44,180,000     53,684,000
                                                                ------------   ------------    ------------   ------------
          Income (Loss) Before Federal Income Tax                  7,508,000     (1,564,000)     19,769,000      8,081,000
Federal income tax expense (benefit)                               2,049,000       (385,000)      5,188,000      2,488,000
                                                                ------------   ------------    ------------   ------------
                                Net Income (Loss)               $  5,459,000   $ (1,179,000)   $ 14,581,000   $  5,593,000
                                                                ============   ============    ============   ============

Net Income (Loss) Per Share
  Basic                                                         $        .46   $       (.10)   $       1.24   $        .47
  Diluted                                                                .46           (.10)           1.23            .46
Dividends Per Common Share
  Declared                                                      $       .143   $       .127    $       .429   $       .381
  Paid                                                                  .143           .127            .429           .381



See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       2000                 1999
                                                                                   -------------        -------------
                                                                                             (unaudited)
                                                                                   ----------------------------------
Net Income                                                                         $  14,581,000        $   5,593,000
                                                                                   -------------        -------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                       115,460,000          240,105,000
    Disbursements for loans held for sale                                           (116,814,000)        (206,653,000)
    Provision for loan losses                                                          2,606,000            1,966,000
    Deferred loan fees                                                                   178,000               (8,000)
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                                5,051,000            4,666,000
    Net gains on sales of real estate mortgage loans                                  (1,545,000)          (3,662,000)
    Net (gains) losses on sales of securities                                            (12,000)              93,000
    Increase (decrease) in accrued income and other assets                               794,000           (4,113,000)
    Increase in accrued expenses and other liabilities                                 6,548,000            5,944,000
                                                                                   -------------        -------------
                                                           Total Adjustments          12,266,000           38,338,000
                                                                                   -------------        -------------
                                          Net Cash from Operating Activities          26,847,000           43,931,000
                                                                                   -------------        -------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                             19,605,000           15,928,000
  Proceeds from the maturity of securities available for sale                          1,930,000           35,281,000
  Proceeds from the maturity of securities held to maturity                            4,899,000          533,550,000
  Principal payments received on securities available for sale                         7,057,000           11,183,000
  Principal payments received on securities held to maturity                          24,221,000              463,000
  Purchases of securities available for sale                                         (38,839,000)        (104,065,000)
  Purchases of securities held to maturity                                              (500,000)        (480,164,000)
  Principal payments on portfolio loans purchased                                      1,636,000            2,073,000
  Portfolio loans made to customers, net of principal payments received              (74,482,000)         (84,566,000)
  Capital expenditures                                                                  (983,000)          (5,209,000)
                                                                                   -------------        -------------
                                          Net Cash from Investing Activities         (55,456,000)         (75,526,000)
                                                                                   -------------        -------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                      78,192,000           41,636,000
  Net increase (decrease) in short-term borrowings                                   (41,781,000)          14,422,000
  Proceeds from Federal Home Loan Bank advances                                      225,866,000           56,831,000
  Payments of Federal Home Loan Bank advances                                       (233,412,000)         (88,584,000)
  Retirement of long-term debt                                                        (1,500,000)          (1,500,000)
  Dividends paid                                                                      (4,941,000)          (3,047,000)
  Proceeds from issuance of common stock                                                 710,000              883,000
  Repurchase of common stock                                                          (1,582,000)
                                                                                   -------------        -------------
                                          Net Cash from Financing Activities          21,552,000           20,641,000
                                                                                   -------------        -------------
                                   Net Decrease in Cash and Cash Equivalents          (7,057,000)         (10,954,000)
Cash and Cash Equivalents at Beginning of Period                                      58,646,000           53,943,000
                                                                                   -------------        -------------
                                  Cash and Cash Equivalents at End of Period       $  51,589,000        $  42,989,000
                                                                                   =============        =============

Cash paid during the period for
  Interest                                                                         $  47,917,000        $  43,708,000
  Income taxes                                                                         1,300,000            2,600,000
Transfer of loans to other real estate                                                 2,188,000            1,635,000



See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                          Nine months ended
                                                                            September 30,
                                                                      2000                 1999
                                                                  -------------      -------------
                                                                             (unaudited)
                                                                  --------------------------------
Balance at beginning of period                                    $ 113,746,000      $ 117,042,000
  Net income                                                         14,581,000          5,593,000
  Cash dividends declared                                            (5,061,000)        (3,610,000)
  Issuance of common stock                                              753,000          1,686,000
  Repurchase of common stock                                         (1,582,000)
  ESOP valuation adjustment                                                                (48,000)
  Allocation of ESOP shares                                              64,000
  Net change in unrealized gain (loss) on securities
    available for sale, net of related tax effect (note 4)            1,837,000         (3,247,000)
                                                                  -------------      -------------
Balance at end of period                                          $ 124,338,000      $ 117,416,000
                                                                  =============      =============























See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 2000 and December 31, 1999, and the results of operations for the nine-month periods ended September 30, 2000 and 1999.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $6,526,000 at September 30, 2000, and $5,279,000 at December 31, 1999. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. Comprehensive income (loss) for the three-month and the nine-month periods ending September 30 follows:


                                                  Three months ended                    Nine months ended
                                                     September 30,                        September 30,
                                                 2000              1999              2000              1999
                                             -----------       -----------        -----------       -----------
      Net income (loss)                      $ 5,459,000       $(1,179,000)       $14,581,000       $ 5,593,000
      Net change in unrealized gain
        on securities available for sale,
        net of related tax effect              1,192,000        (1,560,000)         1,837,000        (3,247,000)
                                             -----------       -----------        -----------       -----------
      Comprehensive income (loss)            $ 6,651,000       $(2,739,000)       $16,418,000       $ 2,346,000
                                             ===========       ===========        ===========       ===========


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

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three and nine-month periods ended September 30, follows:

Three months ended September 30,


                                       IB        IBWM        IBSM        IBEM       IBMSB       OTHER(1)      TOTAL
                                  ------------------------------------------------------------------------------------
                                                                    (in thousands)
2000
  Total assets                    $ 426,897   $ 346,695   $ 212,525   $ 313,095   $ 463,786    $  7,674    $ 1,770,672
  Interest income                     8,889       7,748       4,530       5,990       8,302           5         35,464
  Net interest income                 5,096       4,490       2,501       3,373       3,143        (707)        17,896
  Provision for loan losses             250         135          60         120          92                        657
  Income (loss) before
    Income tax                        2,438       2,273       1,288       1,320       1,171        (982)         7,508
  Net income (loss)                   1,714       1,551         967       1,023         911        (707)         5,459



1999
  Total assets                    $ 374,673   $ 302,139   $ 171,441   $ 285,633   $ 545,035    $  9,506    $ 1,688,427
  Interest income                     7,187       6,652       3,339       5,233       9,348           5         31,764
  Net interest income                 4,424       4,172       2,014       3,170       3,890        (531)        17,139
  Provision for loan losses             150         135          60         150         150                        645
  Income (loss) before
    Income tax                        1,605       1,607         611       1,055      (5,560)       (882)        (1,564)
  Net income (loss)                   1,145       1,104         493         812      (4,128)       (605)        (1,179)

Nine months ended September 30,

                                       IB        IBWM        IBSM        IBEM       IBMSB       OTHER(1)      TOTAL
                                  ------------------------------------------------------------------------------------
                                                                    (in thousands)
2000
  Total assets                    $ 426,897   $ 346,695   $ 212,525   $ 313,095   $ 463,786    $   7,674   $ 1,770,672
  Interest income                    25,463      22,211      12,679      17,317      24,920           15       102,605
  Net interest income                14,761      13,102       7,096      10,015       9,774       (2,138)       52,610
  Provision for loan losses           1,245         405         320         360         276                      2,606
  Income (loss) before
    Income tax                        6,266       5,976       3,101       3,683       3,968       (3,225)       19,769
  Net income (loss)                   4,482       4,111       2,358       2,883       3,027       (2,280)       14,581



1999
  Total assets                    $ 374,673   $ 302,139   $ 171,441   $ 285,633   $ 545,035    $   9,506   $ 1,688,427
  Interest income                    21,371      19,235       9,908      15,011      27,894           18        93,437
  Net interest income                13,198      12,156       6,072       9,291      10,766       (1,616)       49,867
  Provision for loan losses             450         405         220         450         441                      1,966
  Income (loss) before
    Income tax                        4,855       4,584       2,072       2,946      (3,769)      (2,607)        8,081
  Net income (loss)                   3,395       3,156       1,581       2,236      (2,964)      (1,811)        5,593


(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ending September 30 follows:


                                                               Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                             2000               1999            2000               1999
                                                         -------------      -------------  -------------      -------------
     Net income (loss)                                   $   5,459,000      $  (1,179,000) $  14,581,000      $   5,593,000
                                                         =============      =============  =============      =============

     Shares outstanding (Basic) (1)                         11,756,000         11,999,000     11,757,000         11,962,000
       Effect of dilutive securities - stock options           110,000            138,000         87,000            138,000
                                                         -------------      -------------  -------------      -------------
              Shares outstanding (Diluted)                  11,866,000         12,137,000     11,844,000         12,100,000
                                                         =============      =============  =============      =============
     Net income (loss) per share
       Basic                                             $         .46      $        (.10) $        1.24      $         .47
       Diluted                                                     .46               (.10)          1.23                .46

     (1) Shares outstanding have been adjusted for a 5% stock dividend in 2000.

7. The Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS #133") in June 1998.

SFAS #133, which has been subsequently amended by SFAS #137 and SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of those derivatives will depend upon the use of those derivatives and whether or not they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier application allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Registrant's financial statements. (See "Deposits and borrowings")

The Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards, No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS #140").

SFAS #140, which replaces SFAS #125, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities", ("SFAS #125"), revises the standards for accounting for the securitization and other transfers of financial assets and collateral. SFAS #140 also requires certain disclosures, but carries over most of the provisions of SFAS 125.

This statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Registrant's financial statements.

8. The results of operations for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


                               FINANCIAL CONDITION

SUMMARY Assets totaled $1.771 billion at September 30, 2000, compared to $1.725 at December 31, 1999. An increase in loans, excluding loans held for sale ("Portfolio Loans"), accounts for the $46.0 million increase in total assets.

Portfolio Loans totaled $1.361 billion at September 30, 2000, compared to $1.291 billion at December 31, 1999. Commercial loans grew by $39.3 million to $373.5 million and account for the majority of the $70.0 million increase in Portfolio Loans. (See "Portfolio loans and asset quality.")

Brokered certificates of deposits ("Brokered CDs") have been utilized to fund the increase in total assets. Brokered CDs increased by $116.1 million to $217.1 million at September 30, 2000, from $101.0 million at December 31, 1999. A decline in other borrowings partially offset the increase in Brokered CDs. (See "Deposits and borrowings.")

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

SECURITIES


                                                           Unrealized
                                                     ----------------------
                                       Amortized                                  Fair
                                         Cost         Gains         Losses        Value
                                       ---------     --------      --------      --------
                                                         (in thousands)
Securities available for sale
  September 30, 2000                   $208,249      $  1,485      $  2,161      $207,573
  December 31, 1999                     198,764         1,234         4,698       195,300

Securities held to maturity
  September 30, 2000                   $ 42,990      $    191      $    838      $ 42,343
  December 31, 1999                      71,115           237           866        70,486

Securities held to maturity declined to $43.0 million at September 30, 2000, from $71.1 million at December 31, 1999. The $28.1 million decline principally reflects the proceeds from maturing 5- and 7-year balloon, mortgage-backed securities. Such securities were held by MSB. (See "1999 Acquisition.") Securities available for sale increased by $12.3 million during the nine-month period to $207.6 million at September 30, 2000. The increase in securities available for sale largely represent the purchase of capital securities.

The purchase or sale of securities is dependent upon Management's assessment of investment and funding opportunities as well as the Banks' asset/liability management needs. The Banks sold securities designated as available for sale with an aggregate market value of $19.6 million during the nine months ended September 30, 2000. The Banks sold securities with a market value of $15.9 million during the corresponding period of 1999.

SALES OF SECURITIES AVAILABLE FOR SALE


                            Three months ended                  Nine months ended
                               September 30,                       September 30,
                           2000             1999               2000             1999
                      ------------      ------------       ------------     ------------
     Proceeds         $ 13,775,000      $ 15,661,000       $ 19,605,000     $ 15,928,000
                      ============      ============       ============     ============

     Gross gains      $     45,000                         $     53,000     $     15,000
     Gross losses          (17,000)         (108,000)           (41,000)        (108,000)
                      ------------      ------------       ------------     ------------
      Net Gains             28,000      $   (108,000)      $     12,000     $    (93,000)
                      ============      ============       ============     ============

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

     LOAN PORTFOLIO COMPOSITION


                                                                      September 30,       December 31,
                                                                           2000               1999
                                                                     --------------      --------------
     Real estate
       Residential first mortgages                                   $  603,114,000      $  603,714,000
       Residential home equity and other junior mortgages               169,844,000         138,682,000
       Construction and land development                                137,720,000         130,373,000
       Other (1)                                                        254,258,000         230,005,000
     Consumer                                                           110,984,000         108,054,000
     Commercial                                                          64,657,000          60,637,000
     Agricultural                                                        20,731,000          19,176,000
                                                                     --------------      --------------
                                                      Total loans    $1,361,308,000      $1,290,641,000
                                                                     ==============      ==============

     (1) Includes loans secured by multi-family residential and non-farm, non-residential property.

The increase in commercial loans principally reflects Management's emphasis on lending opportunities within the Lansing and Grand Rapids markets. Commercial real estate projects, including land development and construction comprise the majority of new loans. Continued growth within this segment of Portfolio Loans is dependent upon a number of competitive and economic factors.


         NON-PERFORMING ASSETS
                                                                     September 30,        December 31,
                                                                         2000                 1999
                                                                     ------------         ------------
         Non-accrual loans                                            $4,915,000           $2,980,000
         Loans 90 days or more past due and
           still accruing interest                                     1,352,000            2,029,000
         Restructured loans                                              259,000              270,000
                                                                      ----------           ----------
                                   Total non-performing loans          6,526,000            5,279,000
         Other real estate                                             1,493,000            1,315,000
                                                                      ----------           ----------
                                  Total non-performing assets         $8,019,000           $6,594,000
                                                                      ==========           ==========
         As a percent of Portfolio Loans
              Non-performing loans                                          0.48%                0.41%
              Non-performing assets                                         0.59                 0.51
              Allowance for loan losses                                     1.00                 1.01
            Allowance for loan losses as a percent of
              non-performing loans                                           208                  246

A default by a land-development company on loans totaling $2.2 million accounts for the majority of the increase in non-performing loans. Approximately $990,000 of the principal amount of these loans has been charged against the allowance for loan losses. The remaining balance of $1,200,000, which represent the anticipated liquidation value of the residential real estate developments that secure the loans, has been designated as non-accrual.

Impaired loans totaled approximately $3,800,000 at September 30, 2000. At that same date, certain impaired loans with a balance of approximately $500,000, had specific allocations of the allowance for loan losses, which totaled approximately $300,000. The Banks' average investment in impaired loans was approximately $3,600,000, for the three-month period ended September 30, 2000. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that nine-month period was approximately $125,000.

          ALLOWANCE FOR LOAN LOSSES


                                                                         Nine months ended
                                                                           September 30,
                                                                      2000               1999
                                                                  ------------        ------------
          Balance at beginning of period                          $ 12,985,000        $ 11,557,000
          Additions (deduction)
            Provision charged to operating expense                   2,606,000           1,966,000
            Recoveries credited to allowance                           489,000             620,000
            Loans charged against the allowance                     (2,491,000)         (1,536,000)
                                                                  ------------        ------------
          Balance at end of period                                $ 13,589,000        $ 12,607,000
                                                                  ============        ============

         Net loans charged against the allowance to
           average Portfolio Loans (annualized)                           0.20%              0.11%

In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. In its recent assessment of subjective factors, Management considered national and local economic trends as well as the recent performance of the major stock indices and changes in consumer spending which may indicate a relatively stable economy.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                            September 30,       December 31,
                                                                 2000               1999
                                                            -------------------------------
Specific allocations                                        $   300,000         $   655,000
Other adversely rated loans                                   3,692,000           2,484,000
Historical loss allocations                                   4,235,000           4,063,000
Additional allocations based on subjective factors            5,362,000           5,783,000
                                                            -----------         -----------
                                                            $13,589,000         $12,985,000
                                                            ===========         ===========

Loans charged against the allowance for loan losses, net of recoveries, were equal to an annualized .20% of average loans during the nine months ended September 30, 2000, compared to an annualized .11% during the comparable period of 1999. The increase in net loans charged against the allowance relates to the default described above. (See "Provision for loan losses.")

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks principally compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.

CORE DEPOSITS


                                             September 30,          December 31,
                                                 2000                   1999
                                           --------------         --------------
Demand                                     $  139,063,000         $  135,868,000
Savings and Now                               562,934,000            567,108,000
Retail certificates of deposit                469,686,000            506,597,000
                                           --------------         --------------
                                           $1,171,683,000         $1,209,573,000
                                           ==============         ==============

To attract new core depositors, the Banks have implemented high-performance checking, which has generated significant increases in relationships as well as service charges. Management believes that the new relationships which result from these marketing efforts provide valuable opportunities to cross sell related financial products and services.


                                                   September 30, 2000                       December 31, 1999
                                               ----------------------------         -------------------------------
                                                          Average                                Average
                                               Amount     Maturity     Rate          Amount      Maturity      Rate
                                               ------     --------     ----          ------      --------      ----
                                                                   (dollars in thousands)
Brokered CDs                                   217,111    3.7 years    6.74%         101,029     6.0 years     6.24%
Fixed rate FHLB advances                        76,084    6.6 years    6.24          131,592     3.2 years     5.98
Variable rate FHLB advances                     89,000    0.4 years    6.79           59,056     0.4 years     4.63
Federal funds purchased                         37,700    1 day        6.88           42,350     1 day         5.42

The Banks have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of the increase in total assets. The use of such alternate sources of funds supplements the Banks' core deposits and is also an integral part of the Banks' asset/liability management efforts. Derivative financial instruments are employed to reduce the cost of alternate sources of funds and to manage the Banks' exposure to changes in interest rates. (See "Asset/liability management.")

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB"), decreased to $178.4 million at September 30, 2000, from $224.6 million at December 31, 1999. The decline in other borrowed funds principally reflects the competitive cost of Brokered CDs as well as Management's efforts to diversify the Banks' funding sources.

INTEREST-RATE DERIVATIVE FINANCIAL INSTRUMENTS


                                                                                            SWAPS
                                                                              ----------------------------------
                               CAPS            FLOORS           COLLARS          PAY FIXED           PAY
                                                                                                   VARIABLE
----------------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Notional amount             $ 111,000          $ 8,000           $27,000           $76,000        $ 196,000
Weighted-average            2.7 years        1.5 years         2.3 years         2.2 years        4.1 years
maturity
Cap strike                       7.08%                              7.30%
Floor strike                                      5.17%             5.75
Rate paying                                                                           5.81%            6.67%
Rate receiving                                                                        6.77             6.82
Premium paid                $   1,970          $    31
Annual cost                       .50%             .15%
Amortized cost              $   1,548          $    19           $   124
Fair value                        840                5                 2           $   623        $  (2,356)


At September 30, 2000, the Banks employed interest-rate caps, floors and collars with an aggregate notional amount of $146.0 million. The Banks also employed interest-rate swaps with an aggregate notional amount of $272.0 million.

Management has evaluated the impact of Financial Accounting Standards Board Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS #133") at September 30, 2000. (See note #2 to consolidated financial statements.) As a result of its assessment, Management expects that the majority of the interest-rate caps and pay fixed swaps will qualify as cash flow hedges which would have resulted in the recognition of a net unrealized loss of $85,000 in other comprehensive income. Floors and collars are not expected to be designated as hedges and would have resulted in the recognition of a net unrealized loss of $136,000. Approximately $85 million of pay variable swaps with an average life of 0.7 years are not expected to be designated as hedges and would have resulted in the recognition of a net unrealized gain of $159,000. The balance of the pay variable swaps are anticipated to be designated as fair value hedges and are not expected to have an impact on income at implementation.

LIQUIDITY AND CAPITAL RESOURCES Effective management of capital resources is critical to Management's mission to create value for the Registrant's shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, the Registrant's capital structure includes unsecured debt and Cumulative Trust Preferred Securities ("Preferred Securities".)

To profitably deploy capital within existing markets, the Banks have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions are also integral components of Management's capital management strategies.

On September 19, 2000, the Registrant announced that its board of directors adopted a share repurchase plan. The plan authorizes the Registrant to acquire up to 500,000 shares of its common stock in open market transactions through September 30, 2001. The Registrant has purchased 45,000 shares at an average price of $17.25 during the three month period ending September 30, 2000.

       CAPITALIZATION


                                                                   September 30,      December 31,
                                                                        2000               1999
                                                                  -------------      -------------
       Unsecured debt                                             $  12,000,000      $  12,500,000
       Preferred Securities                                          17,250,000         17,250,000
       Shareholders' Equity
         Preferred stock, no par value
         Common Stock, par value $1.00 per share                     11,732,000         11,235,000
         Capital surplus                                             79,195,000         71,672,000
         Retained earnings                                           33,857,000         33,921,000
         Accumulated other comprehensive income                        (446,000)        (2,283,000)
         Unearned employee stock ownership plan shares                                    (799,000)
                                                                  -------------      -------------
                 Total shareholders' equity                         124,338,000        113,746,000
                                                                  -------------      -------------
                 Total capitalization                             $ 153,588,000      $ 143,496,000
                                                                  =============      =============

Shareholders' equity totaled $124.3 million at September 30, 2000. The increase from $113.7 million at December 31, 1999, reflects the retention of earnings as well as the issuance of common stock pursuant to various equity-based incentive compensation plans. A decline in unrealized losses on securities available for sale also contributed to the increase in shareholders' equity. Shareholders' equity was equal to 7.02% of total assets at September 30, 2000, compared to 6.59% at December 31, 1999.

       CAPITAL RATIOS


                                                             September 30, 2000   December 31, 1999
                                                             ------------------   -----------------
       Equity capital                                                7.02%               6.59%
       Average shareholders equity to average assets(1)              6.84                7.16
       Tier 1 leverage (tangible equity capital)                     7.20                6.52
       Tier 1 risk-based capital                                     9.62                9.33
       Total risk-based capital                                     10.67               10.41

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

                              RESULTS OF OPERATIONS

SUMMARY Net income for the three months ended September 30, 2000, totaled $5,459,000, equal to $0.46 per share. During the comparable three-month period in 1999, the company reported a net loss of $1,179,000, equal to $.10 per share. Net income for the nine months ended September 30, 2000, totaled $14,581,000, equal to $1.23 per share. Earnings for the nine-month period in 1999 totaled $5,593,000, equal to $.46 per share.

Net income for 1999 includes acquisition-related charges totaling $4,921,000, net of federal income taxes. Excluding consideration of such charges, earnings would have totaled $3,742,000, equal to $.31 per share, during the three-month period in 1999. Earnings for the nine-month period in 1999 would have been $10,514,000, equal to $.87 per share.

Excluding consideration of the acquisition related charges, increases in the company's earnings largely resulted from increases in its net interest income as well as declines in its non-interest expense.


     KEY PERFORMANCE RATIOS


                                                 Three months                    Nine months
                                              ended September 30,             ended September 30,
                                              2000           1999            2000           1999
                                         --------------------------      --------------------------
     Net income to
       Average assets                         1.23%            (.28)%         1.12%             .45%
       Average equity                        17.61            (3.83)         16.41             6.19

     Earnings per common share
       Basic                             $    0.46         $  (0.10)     $    1.24         $    .47
       Diluted                                0.46            (0.10)          1.23              .46

NET INTEREST INCOME Tax equivalent net interest income increased by 6.2% to $18,850,000 and by 7.8% to $55,455,000, respectively, during the three- and nine-month periods in 2000. Increases from the comparable periods of 1999 principally reflect increases in average earning assets. An increase in tax equivalent net interest income as a percent of average earning assets ("Net Yield") also contributed to the increase in net interest income during the nine-month period.

Average earning assets totaled $1.651 billion and $1.627 billion during the three- and nine-month periods in 2000, respectively. The increases from the corresponding periods of 1999 principally reflect increases in Portfolio Loans.

Net Yield was equal to 4.56% during the three-months ended September 30, 2000 and 1999. Net Yield increased by 9 basis points to 4.55% during the nine-month period in 2000, from 4.46% during the comparable period of 1999. In addition to the increase in Portfolio Loans, the increase in Net Yield may be attributed to the scheduled maturity of certain low-yielding assets and high-cost liabilities at MSB.

   NET INTEREST INCOME AND SELECTED RATIOS


                                                           Three months                  Nine months
                                                        ended September 30,           ended September 30,
                                                        2000           1999          2000           1999
                                                     ----------     ----------    ----------     ----------
   Average earning assets (in thousands)             $1,651,254     $1,555,476    $1,626,867     $1,537,168
   Tax equivalent net interest income                    18,850         17,750        55,455         51,427

   As a percent of average earning assets
       Tax equivalent interest income                      8.79%          8.29%         8.65%          8.25%
       Interest expense                                    4.23           3.73          4.10           3.79
       Tax equivalent net interest income                  4.56           4.56          4.55           4.46

   Average earning assets as a
     percent of average assets                            93.84%         92.34%        93.70%         92.53%

   Free-funds ratio                                       10.06%          9.14%         9.30%          8.93%


PROVISION FOR LOAN LOSSES The provision for loan losses was $657,000 during the three months ended September 30, 2000, compared to $645,000 during the three-month period in 1999. During the nine-month periods in 2000 and 1999, the provision was $2,606,000 and $1,966,000, respectively. The increase in the provision during the nine-month period reflects Management's assessment of the allowance for loan losses, including the recent default by a land development company on loans totaling $2,200,000. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income totaled $4,977,000 during the three months ended September 30, 2000, compared to $4,289,000 during the comparable period in 1999. Non-interest income totaled $13,945,000 and $13,864,000 during the nine months ended September 30, 2000 and 1999, respectively.

Changes in the net gains and losses on asset sales have had a substantial impact on total non-interest income. Excluding net gains and losses on asset sales, non-interest income grew by 23% during the three-month period and by 20% during the nine-month period. Service charges on deposit accounts increased by 21% to $1,794,000 and by 24% to $5,005,000 during the three- and nine-month periods in 2000. Increases in service charges principally relate to the introduction of High Performance Checking into each of the markets served by the Banks. Loan servicing fees as well as ATM and debit card fees also contributed to the increase in non-interest income.

   NON-INTEREST INCOME


                                             Three months ended                    Nine months ended
                                                September 30,                        September 30,
                                            2000            1999                 2000             1999
                                       ------------     ------------        ------------     ------------
   Service charges on deposit
     accounts                          $  1,794,000     $  1,481,000        $  5,005,000     $  4,051,000
   Net gains on asset sales
     Real estate mortgage loans             631,000          880,000           1,545,000        3,662,000
     Securities                              28,000         (108,000)             12,000          (93,000)
   First Home Financial                     545,000          613,000           1,567,000        1,547,000
   Title insurance fees                     253,000          215,000             655,000          639,000
   Real estate mortgage loan
     servicing fees                         367,000          317,000           1,115,000          915,000
   Mutual fund and annuity
     commissions                            281,000          365,000           1,023,000          973,000
   Other                                  1,078,000          526,000           3,023,000        2,170,000
                                       ------------     ------------        ------------     ------------
         Total non-interest income     $  4,977,000     $  4,289,000        $ 13,945,000     $ 13,864,000
                                       ============     ============        ============     ============

Net gains on the sale of real estate mortgage loans totaled $631,000 and $1,545,000 during the three- and nine-month periods in 2000. The decline in such net gains from $880,000 and $3,662,000 in the respective periods of 1999 reflects a decline in loans sold as well as the impact of price competition in the origination of loans.


                                        Three months ended                   Nine months ended
                                           September 30,                        September 30,
                                        2000          1999                  2000            1999
                                   ----------------------------         ----------------------------
Real estate mortgage loans
  originated                       $ 91,649,000    $111,120,000         $255,221,000    $414,553,000
Real estate mortgage loan
  sales                              45,025,000      55,801,000          113,915,000     236,676,000
Real estate mortgage loan
  servicing rights sold              12,386,000       6,090,000           23,379,000      17,053,000
Net gains on the sale of real
  estate mortgage loans                 631,000         880,000            1,545,000       3,662,000
Net gains as a percent of real
  estate mortgage loans sold               1.40%           1.58%                1.36%           1.55%

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

The Banks capitalized approximately $735,000 and $1,771,000 of related servicing rights during the nine-month periods ended September 30, 2000 and 1999, respectively. Amortization of capitalized servicing rights for those periods was $809,000 and $965,000, respectively. The book value of capitalized mortgage servicing rights was $4,638,000 at September 30, 2000. The fair value of capitalized servicing rights, which relate to approximately $800 million of loans sold and serviced, approximated $7 million at that same date, and therefore, no valuation allowance was considered necessary.

NON-INTEREST EXPENSE Non-interest expense totaled $14,708,000 and $44,180,000 during the three- and nine-month periods in 2000. The substantial decreases from the comparable periods in 1999 principally reflect merger-related charges and the costs to settle a lawsuit, which were incurred in conjunction with the 1999 acquisition of MSB.

Excluding consideration of such charges, non-interest expense would have declined by $991,000 during the three-month period and by $2,856,000 during the nine-month periods.

A decline in FDIC insurance assessments accounts for a substantial portion of the decline in non-interest expense during both periods. A decrease in costs relating to the origination of real estate mortgage loans as well as declines in legal and professional fees and data processing costs also contributed to the decrease in non-interest expense.

NON-INTEREST EXPENSE


                                               Three months ended                 Nine months ended
                                                  September 30,                      September 30,
                                              2000            1999               2000            1999
                                          -----------     -----------         -----------     -----------
Salaries                                  $ 6,071,000     $ 6,460,000         $17,612,000     $18,119,000
Performance-based compensation
  and benefits                              1,054,000       1,015,000           3,565,000       3,804,000
Other benefits                              1,313,000       1,292,000           3,950,000       4,000,000
                                          -----------     -----------         -----------     -----------
  Salaries and benefits                     8,438,000       8,767,000          25,127,000      25,923,000
Occupancy, net                              1,157,000       1,162,000           3,454,000       3,429,000
Furniture and fixtures                      1,064,000       1,108,000           3,297,000       3,070,000
Data processing                               530,000         951,000           1,887,000       2,635,000
Communications                                524,000         564,000           1,618,000       1,710,000
Advertising                                   451,000         548,000           1,495,000       1,873,000
Amortization of intangible assets             431,000         433,000           1,295,000       1,307,000
Supplies                                      374,000         391,000           1,137,000       1,127,000
Loan and collection                           484,000         255,000           1,127,000       1,159,000
FDIC insurance                                 71,000         333,000             214,000       1,056,000
Merger related costs                                        4,623,000                           4,623,000
Litigation settlement                                       2,025,000                           2,025,000
Other                                       1,184,000       1,187,000           3,529,000       3,747,000
                                          -----------     -----------         -----------     -----------
      Total non-interest expense          $14,708,000     $22,347,000         $44,180,000     $53,684,000
                                          ===========     ===========         ===========     ===========

                                1999 ACQUISITION

On September 15, 1999, the Registrant completed its acquisition of Mutual Savings Bank, f.s.b. ("MSB"). On September 30, 1999, MSB's assets and shareholders' equity totaled $582.0 million and $43.9 million, respectively. The markets served by MSB's 22 offices are located within the Lower Peninsula of Michigan and are generally contiguous to markets that are served by the remaining Banks. The transaction qualified as a "pooling of interests".

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant has occurred since December 31, 1999.

Item 6.  Exhibits & Reports on Form 8-K

    (a)  Exhibit Number & Description
         11.  Computation of Earnings Per Share
         27.  Financial Data Schedule

    (b)  Reports on Form 8-K
         During the quarter ended September 30, 2000, there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date       November 10, 2000          By  s/William R. Kohls
    ----------------------------        ----------------------------------------
                                          William R. Kohls, Principal Financial
                                                  Officer

Date       November 10, 2000          By  s/James J. Twarozynski
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
