Form 10-K405
period 2000-12-31
INDEPENDENT BANK CORP /MI/
filed 2001-03-29
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from                to
                                           --------------     --------------

Commission file Number                       0-7818
                      ---------------------------------------------------------


                          INDEPENDENT BANK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   MICHIGAN                                         38-2032782
--------------------------------------------------   -----------------------------------------
 (State or other jurisdiction of incorporation)         (I.R.S. employer identification no.)



     230 W. Main St., P.O. Box 491, Ionia, Michigan                  48846
-------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (616)    527-9450
                                                   ----------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 Par Value
-------------------------------------------------------------------------------
                                (Title of class)

     9.25% Cumulative Trust Preferred Securities, $25.00 Liquidation Amount
-------------------------------------------------------------------------------
                                (Title of class)

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

Common Stock, $1.00 Par Value -- $207,811,293
(Based on $20.13 per common share, the last reported sales price on The Nasdaq Stock Market on March 20, 2001. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock, $1.00 par value -- 11,474,302 shares at March 20, 2001

Documents incorporated by reference
Portions of the Registrant's definitive proxy statement, and appendix thereto, dated March 16, 2001, relating to its April 17, 2001 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this form.
                      The Exhibit Index appears on Page 23

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

The following table shows each of the Banks and their total deposits and loans as of December 31, 2000:

                                                   Main
                                                  Office                Total                     Total
           Bank                                  Location             Deposits                    Loans
           ----                                  --------             --------                    -----
           Independent Bank                        Ionia              $354,287,000            $331,307,000

           Independent Bank
              West Michigan                      Rockford              284,470,000             312,750,000

           Independent Bank
              South Michigan                      Leslie               181,031,000             170,986,000

           Independent Bank
              East Michigan                        Caro                246,661,000             229,849,000

           Independent Bank MSB                  Bay City              332,167,000             355,589,000




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

The Banks transact business in the single industry of commercial banking. Most of the Banks' offices provide full-service lobby and drive-in services in the communities which they serve. Automatic teller machines are also provided at most locations.

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and deposit box services. The Banks' mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries formed during 1998. The Banks also offer title insurance services through a separate subsidiary. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the Banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their five main offices and a total of 76 branch and 8 loan production offices.

The Banks compete with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than the Registrant and the Banks and offer certain services that the Registrant and Banks do not currently provide. Such competitors may also have greater lending limits than the Banks. Competition may increase as a result of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), and the easing of restrictions on interstate banking effected under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). In addition, non-bank competitors are generally not subject to the extensive regulations applicable to the Registrant and the Banks.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:


                                                        2000            1999           1998
                                                        ----            ----           ----
      Interest and fees on loans                        76.7%           74.7%          70.5%
      Other interest income                             11.3            13.1           16.3
      Non-interest income                               12.0            12.2           13.2
                                                       -----           -----          -----
                                                       100.0%          100.0%         100.0%
                                                       =====           =====          =====


As of December 31, 2000, the Registrant and the Banks had 754 full-time employees and 252 part-time employees.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Registrant and the Banks. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on the Registrant, the Banks and the businesses of the Registrant and the Banks.

General

Financial institutions and their holding companies are extensively regulated under Federal and state law. Consequently, the growth and earnings performance of the Registrant and the Banks can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Michigan Division of Financial Institutions (the "MDFI"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted.

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

Recent Legislation

The GLB Act modifies many of the principal federal laws which regulate financial institutions and removes large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

Effective March 11, 2000, new opportunities were available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers more financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, they were not allowed to engage in. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depository financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depository financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

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

In addition, if the MDFI deems a bank's capital to be impaired, the MDFI may require a bank to restore its capital by special assessment upon a bank holding company, as the bank's sole shareholder. If the bank holding company were to fail to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of that bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank's capital.

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

The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain cases an application to, and the prior approval of, the Federal Reserve under the BHCA and/or MDFI under Michigan banking laws, may be required.

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

The Banks

General. The Banks are Michigan banking corporations and their deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC. As BIF-insured Michigan chartered banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the MDFI, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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
                                                                                             to total assets of 2% or less

At December 31, 2000, each of the Banks' ratios exceeded minimum requirements for the well-capitalized category. (See note 17 to the 2000 consolidated financial statements on pages A-29 through A-30 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K.))

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

MDFI Assessments. Michigan banks are required to pay supervisory fees to the MDFI to fund the MDFI's operations. The amount of supervisory fees paid by a bank is based upon the bank's total assets.

FICO Assessments. The Banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. Through January 1, 2000, the FICO assessments made against BIF members may not exceed 20 percent of the amount of FICO assessments made against SAIF members. Through 1999, SAIF members paid FICO assessments at a rate equal to approximately 0.063 percent of deposits, while BIF members paid FICO assessments at a rate equal to approximately 0.013 percent of deposits. Between January 1, 2000, and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. Such cost was 0.020 percent of deposits during 2000.

Dividends. Under Michigan law, banks are restricted as to the maximum amount of dividends they may pay on their common stock.

Banks may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the MDFI, by vote of shareholders owning two thirds of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full.

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

Michigan did not opt out of the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the MDFI, (i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the MDFI, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate,
(ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

In addition to the authorization of interstate banking discussed above, Michigan law permits banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the MDFI, banks may relocate their main office to any location in the state, establish and operate branch banks anywhere in the state and contract with other banks to act as branches thereof.

ITEM 1.    BUSINESS -- STATISTICAL DISCLOSURE
I. (A)     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
   (B)     INTEREST RATES AND INTEREST DIFFERENTIAL
   (C)     INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" on page A-3 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.        INVESTMENT PORTFOLIO

   (A) The following table sets forth the book value of securities at December 31:


                                                                                 2000          1999        1998
                                                                                 ----          ----        ----
                                                                                          (in thousands)
Held to maturity
   States and political subdivisions                                            $  7,626     $ 11,148     $ 16,563
   Mortgage-backed securities                                                     11,972       59,467      130,060
   Other securities                                                                  500          500       14,678
                                                                                 -------     --------     --------
       Total                                                                     $20,098     $ 71,115     $161,301
                                                                                 =======     ========     ========

Available for sale
   U.S. Treasury                                                                $    303     $    301     $  4,328
   U.S. Government agencies                                                        1,982        1,874       11,040
   States and political subdivisions                                             102,251      115,120       42,326
   Mortgage-backed securities                                                     51,345       55,646       83,469
   Other securities                                                               61,566       22,359       14,461
                                                                                --------     --------     --------
       Total                                                                    $217,447     $195,300     $155,624
                                                                                ========     ========     ========

II.         INVESTMENT PORTFOLIO  (Continued)

     (B) The following table sets forth contractual maturities of securities at December 31, 2000 and the weighted average yield of such securities:

                                                              Maturing                 Maturing
                                        Maturing              After One               After Five                  Maturing
                                         Within              But Within               But Within                    After
                                        One Year             Five Years                Ten Years                  Ten Years
                                   ---------------------  ------------------    ------------------------    ---------------------
                                        Amount    Yield    Amount    Yield         Amount       Yield         Amount      Yield
                                   -------------  ------  ---------- -------    -----------  -----------    ----------   --------
                                                                     (dollars in thousands)

Held  to maturity
   States and political subdivisions    $ 2,844    9.32%     $ 3,634     9.34%      $   872        9.54%          $276        10.60%
   Mortgage-backed securities             9,996    5.48        1,874     6.38           102        8.23
   Other securities                         500    6.83
                                        -------              -------                -------                       ----
     Total                              $13,340    6.92%     $ 5,508     8.34%      $   974        9.40%          $276        10.60%
                                        =======              =======                =======                       ====

Tax equivalent adjustment
  for calculations of yield                 $93                 $119                    $29                        $10
                                            ===                 ====                    ===                        ===

Available for sale
  U.S. Treasury                         $   303    6.44%
  U.S. Government agencies                                                          $ 1,982        6.37%
  States and political subdivisions         938    8.33      $ 6,435     8.36%       29,093        7.74       $ 65,785         7.85%
  Mortgage-backed securities              2,861    6.77       23,348     7.54        15,100        8.01         10,036         7.70
  Other securities                        1,000    6.73        5,022     7.23                                   55,544         7.82
                                         ------              -------                -------                   --------
       Total                             $5,102    7.02%     $34,805     7.65%      $46,175        7.77%      $131,365         7.82%
                                         ======              =======                =======                   ========

Tax equivalent adjustment
  for calculations of yield                 $27                 $189                   $788                     $1,809
                                            ===                 ====                   ====                     ======

The rates set forth in the tables above for obligations of state and political subdivisions have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:


                                                                                  Tax-Exempt                    Rate on Tax
Held to maturity                                                                     Rate        Adjustment   Equivalent Basis
----------------                                                                -------------- -------------  ----------------
   Under 1 year                                                                      6.06%         3.26%            9.32%
   1-5 years                                                                         6.07          3.27             9.34
   5-10 years                                                                        6.20          3.34             9.54
   After 10 years                                                                    6.89          3.71             10.60

Available for sale
   Under 1 year                                                                      5.41%         2.92%            8.33%
   1-5 years                                                                         5.43          2.93             8.36
   5-10 years                                                                        5.03          2.71             7.74
   After 10 years                                                                    5.10          2.75             7.85


III.        LOAN PORTFOLIO

     (A) The following table sets forth loans outstanding at December 31:


                                                 2000           1999           1998           1997            1996
                                                 ----           ----           ----           ----            ----
                                                                         (in thousands)
 Loans held for sale                          $   20,817     $   12,950     $   45,699     $   23,625       $ 12,599
 Real estate mortgage                            772,223        757,019        695,489        658,429        547,999
 Commercial                                      381,066        334,212        277,024        222,726        178,348
 Installment                                     226,375        199,410        179,626        180,097        135,860
                                              ----------     ----------     ----------     ----------       --------
     Total Loans                              $1,400,481     $1,303,591     $1,197,838     $1,084,877       $874,806
                                              ==========     ==========     ==========     ==========       ========

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

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2000:




                                                                                Due
                                                                Due          After One         Due
                                                               Within       But Within        After
                                                              One Year      Five Years     Five Years      Total
                                                              --------      ----------     ----------      -----
                                                                                (in thousands)
Real estate mortgage                                           $ 37,214      $ 63,255        $27,147       $127,616
Commercial                                                      119,453       205,454         56,159        381,066
                                                               --------      --------        -------       --------
    Total                                                      $156,667      $268,709        $83,306       $508,682
                                                               ========      ========        =======       ========

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2000:

                                                                               Fixed         Variable
                                                                                Rate           Rate        Total
                                                                            -------------  ------------- -----------
                                                                                        (in thousands)
Due after one but within five years                                           $210,861       $57,848       $268,709
Due after five years                                                            61,818        21,488         83,306
                                                                              --------       -------       --------
    Total                                                                     $272,679       $79,336       $352,015
                                                                              ========       =======       ========


     (C) The following table sets forth non-performing loans at December 31:



                                                2000      1999        1998         1997        1996
                                                ----      ----        ----         ----        ----
                                                                  (in thousands)
(a)  Loans accounted for on a
      non-accrual basis (1, 2)                  $5,200    $2,980      $4,302       $3,559      $2,124

(b)  Aggregate amount of loans
       ninety days or more past due
       (excludes loans in (a) above)             1,571     2,029       2,240        1,904       1,994

(c)  Loans not included above which
       are "troubled debt restructurings"
       as defined in Statement
       of Financial Accounting
       Standards No. 15 (2)                        260       270         295          184         197
                                                ------    ------      ------       ------      ------

         Total non-performing loans             $7,031    $5,279      $6,837       $5,647      $4,315
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

(2) Interest in the amount of $534,000 would have been earned in 2000 had loans in categories (a) and (c) remained at their original terms, however, only $183,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $1,100,000 at December 31, 2000. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 2000, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest-bearing assets at December 31, 2000, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 2000.

IV.         SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                2000        1999           1998            1997           1996
                                                ----        ----           ----            ----           ----
                                                                 (dollars in thousands)
Loans outstanding at the end of
  the year (net of unearned fees)             $1,400,481  $1,303,591     $1,197,838     $1,084,877     $874,807
                                              ==========  ==========     ==========     ==========     ========

Average loans outstanding for
  the year (net of unearned fees)             $1,341,926  $1,222,564     $1,124,847     $  975,476     $738,421
                                              ==========  ==========     ==========     ==========     ========

Balance of allowance for loan losses
  at beginning of year                           $12,985     $11,557        $ 9,639         $8,815       $6,966
                                              ----------  ----------     ----------     ----------     --------
Loans charged-off
  Real estate                                        176         100             84             96           44
  Commercial and agricultural                      1,205         176            410            262           79
  Installment                                      1,587       1,704          1,871          1,383        1,066
                                              ----------  ----------     ----------     ----------     --------
    Total loans charged-off                        2,968       1,979          2,365          1,741        1,189
                                              ----------  ----------     ----------     ----------     --------
Recoveries of loans previously
  charged-off
  Real estate                                          5           7              4              1            8
  Commercial and agricultural                        109         299            196            151          142
  Installment                                        564         441            455            438          295
                                              ----------  ----------     ----------     ----------     --------
    Total recoveries                                 678         746            655            590          445
                                              ----------  ----------     ----------     ----------     --------
    Net loans charged-off                          2,290       1,233          1,710          1,151          744
Additions to allowance charged to
  operating expense                                3,287       2,661          3,628          1,975        1,413
Allowance on loans acquired                                                                               1,180
                                              ----------  ----------     ----------     ----------     --------
Balance at end of year                           $13,982     $12,985        $11,557         $9,639       $8,815
                                              ==========  ==========     ==========     ==========     ========
Net loans charged-off as a percent of
  average loans outstanding for the year             .17%        .10%           .15%           .12%         .10%

Allowance for loan losses as a
  percent of loans outstanding at
  the end of the year                               1.00        1.00            .96            .89         1.01


     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.

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

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

     (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

                                         2000                             1999                             1998
                                         ----                             ----                             ----
                                              Percent                          Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------     -------------- -------------
                                                                (dollars in thousands)
Commercial and
  agricultural                  $ 4,683        27.4%             $ 4,211        25.9%            $ 3,776        23.4%
Real estate
  mortgage                        1,243        56.4                1,208        58.8                 965        61.6
Installment                       2,057        16.2                1,783        15.3               1,437        15.0
Unallocated                       5,999                            5,783                           5,379
                                -------       -----              -------       -----             -------       -----
    Total                       $13,982       100.0%             $12,985       100.0%            $11,557       100.0%
                                =======       =====              =======       =====             =======       =====

                                        1997                             1996
                                        ----                             ----
                                              Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------
                                               (dollars in thousands)
Commercial and
  agricultural                   $2,920          20.8%          $ 3,129        20.4%
Real estate
  mortgage                        1,080          62.6               868        64.1
Installment                       1,383          16.6             1,125        15.5
Unallocated                       4,256                           3,693
                                 ------         -----           -------       -----
    Total                        $9,639         100.0%          $ 8,815       100.0%
                                 ======         =====           =======       =====

V.          DEPOSITS


     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:



                                         2000                             1999                             1998
                                         ----                             ----                             ----
                                Average                          Average                           Average
                                Balance        Rate              Balance        Rate               Balance        Rate
                                -------        ----              -------        ----               -------        ----
                                                                 (dollars in thousands)
Non-interest bearing demand     $  126,596                       $  125,936                       $  107,403
Savings and NOW                    574,556      2.58%               576,194     2.38%                525,638      2.65%
Time deposits                      655,591      5.64                578,294     5.26                 535,861      5.47
                                ----------                       ----------                       ----------
    Total                       $1,356,743      3.82%            $1,280,424     3.45%             $1,168,902      3.70%
                                ==========                       ==========                       ==========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2000:

                                                                (in thousands)
                Three months or less                               $ 49,134
                Over three through six months                        42,909
                Over six months through one year                     61,173
                Over one year                                       124,762
                                                                   --------
                Total                                              $277,978
                                                                   ========


VI.         RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:



                                                       2000       1999       1998        1997       1996
                                                       ----       ----       ----        ----       ----
Net income as a percent of
   Average common equity                                16.59%     7.26%      10.72%       1.37%      7.80%
   Average total assets                                  1.15       .52        0.72         .09        .55

Dividends declared per share as a
  percent of net income per share                       34.31     60.00       31.43      223.08      36.62

Average shareholders' equity as a percent
  of average total assets                                6.92      7.16        6.76        6.69       7.06



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

ITEM 2.   PROPERTIES

The Registrant and the Banks operate a total of 92 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

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

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) at December 31, 2000.

                                                                       First elected
                                                                     as an officer of
Name (Age)                      Position with Registrant              the Registrant
----------                      ------------------------             ----------------
Charles C. Van Loan (53)        President, Chief Executive                 1984
                                Officer and Director

William R. Kohls (43)           Executive Vice President and               1985
                                Chief Financial Officer

Edward B. Swanson (47)          President and Chief Executive              1989
                                Officer - Independent Bank
                                South Michigan

Michael M. Magee, Jr. (45)      President and Chief Executive              1993
                                Officer - Independent Bank

Ronald L. Long (41)             President and Chief Executive              1993
                                Officer - Independent Bank
                                East Michigan

David C. Reglin (41)            President and Chief Executive              1998
                                Officer - Independent Bank
                                West Michigan

Robert N. Shuster (43)          President and Chief Executive              1999
                                Officer - Independent Bank MSB

Peter R. Graves (43)            Senior Vice President, Commercial          1999
                                Loans - Independent Bank
                                Corporation

Richard E. Butler (49)          Senior Vice President, Operations -        1998
                                Independent Bank Corporation



Prior to being named President and Chief Executive Officer in 1998, Mr. Reglin was Senior Vice President of Independent Bank West Michigan since 1991.

Prior to being named President and Chief Executive Officer in 1999, Mr. Shuster was President and CEO of Mutual Savings Bank, f.s.b since 1994.

Prior to being named Senior Vice President in 1999, Mr. Graves was Vice President of the Registrant's commercial loan services department.

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

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The information set forth under the caption "Quarterly Summary " on Page A-34 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-12 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-11 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the caption "Asset/liability management" on page A-10 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the independent auditor's report are set forth on pages A-13 through A-33 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

                    Independent Auditor's Report

                    Consolidated Statements of Financial Condition at
                      December 31, 2000 and 1999

                    Consolidated Statements of Operations for the years ended
                      December 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 2000, 1999 and 1998

                    Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Comprehensive Income
                      for the years ended December 31, 2000, 1999 and 1998


                    Notes to Consolidated Financial Statements

PART II.

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-34 of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to Directors of the Registrant, set forth under the caption "Election of Directors" on pages 2 through 4 of the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 1999" and "Aggregated Stock Option Exercises in 2000 and Year End Option Values" on pages 8 through 10 of the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 6 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 1, 2 and 8, respectively, of the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 5 through 7 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 10 of the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements
          All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

      2.  Financial Statement Schedules
          Not applicable

      3.  Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The
          Exhibit Index is located on the final page of this report on Form
          10-K.

(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 20, 2001.

INDEPENDENT BANK CORPORATION


    s/Charles C. Van Loan   Charles C. Van Loan, President and Chief Executive
---------------------------         Officer (Principal Executive Officer)


    s/William R. Kohls      William R. Kohls, Executive Vice President and Chief
---------------------------         Financial Officer (Principal
                                    Financial Officer)


    s/James J. Twarozynski  James J. Twarozynski, Vice President and Controller
---------------------------         (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below hereby appoints Charles C. Van Loan and James J. Twarozynski and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


Keith E. Bazaire, Director        ---------------------------------


Terry L. Haske, Director            s/Terry L. Haske
                                  ---------------------------------


Robert L. Hetzler, Director       ---------------------------------


Thomas F. Kohn, Director            s/Thomas F. Kohn
                                  ---------------------------------


Robert J. Leppink, Director       ---------------------------------


Charles A. Palmer, Director         s/Charles A. Palmer
                                  ---------------------------------


Charles C. Van Loan, Director       s/Charles C. Van Loan
                                  ---------------------------------


Arch V. Wright, Jr., Director       s/Arch V. Wright, Jr.
                                  ---------------------------------


Jeffrey A. Bratsburg, Director      s/Jeffrey A. Bratsburg
                                  ---------------------------------

                                  EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

3.1(a) Amendments to Article III and Article VI of the Articles of
       Incorporation, as approved by the Registrant's shareholders at its April 18, 2000 Annual Meeting.

13 Appendix to the Registrant's definitive proxy statement, dated March 16, 2001, relating to the April 17, 2001 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21     List of Subsidiaries.

23     Consent of Independent Accountants

24     Power of Attorney (Included on page 22).

EXHIBITS INCORPORATED BY REFERENCE

2 Agreement and plan of reorganization between Independent Bank Corporation and Mutual Savings Bank, f.s.b., dated March 24, 1999 (incorporated herein by reference to Exhibit 2.1 to the Registrants Form S-4 Registration Statement dated May 28, 1999, filed under Registration No. 333-79679).

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

10.5* Employee Stock Option Plan, as amended, approved by the Registrant's shareholders at its April 18, 2000 Annual Meeting (incorporated herein by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).

10.6 The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to the Registrant's report on Form 10-K for the year ended December 31, 1998).

* Represents a compensation plan.