Form 10-Q
period 2001-03-31
INDEPENDENT BANK CORP /MI/
filed 2001-05-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       ---------------

Commission file number   0-7818
                        --------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                      38-2032782
--------------------------------  ----------------------------------------------
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
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES      X       NO
                                                        ---------     ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at May 11, 2001
--------------------------------   ---------------------------------------------
  Common stock, par value $1                     11,459,595

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
                                                                                   Number(s)
                                                                                   ---------
PART I -          Financial Information
                  ---------------------

Item 1.           Consolidated Statements of Financial Condition
                    March 31, 2001 and December 31, 2000                                2

                  Consolidated Statements of Operations
                    Three-month periods ended March 31, 2001 and 2000                   3

                  Consolidated Statements of Cash Flows
                    Three-month periods ended March 31, 2001 and 2000                   4

                  Consolidated Statements of Shareholders' Equity
                    Three-month periods ended March 31, 2001 and 2000                   5

                  Notes to Interim Consolidated Financial Statements
                    Three-month periods ended March 31, 2001 and 2000                   6-11

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 12-20

Item 3.           Quantitative and Qualitative Disclosures about Market Risk            20

PART II -         Other Information
                  -----------------

Item 6.           Exhibits & Reports on Form 8-K                                        21

                                     Part I.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                       March 31,       December 31,
                                                                                         2001              2000
                                                                                    ----------------  ----------------
                                                                                      (unaudited)
                                                                                    ----------------  ----------------
Assets                                                                                       (in thousands)
Cash and due from banks                                                            $      48,871    $       58,149
Securities available for sale                                                            233,858           217,447
Securities held to maturity (fair value of $20.1 million at December 31, 2000)                              20,098
Federal Home Loan Bank stock, at cost                                                     19,612            19,612
Loans held for sale                                                                       41,080            20,817
Loans
  Commercial                                                                             404,424           381,066
  Real estate mortgage                                                                   742,085           772,223
  Installment                                                                            229,921           226,375
                                                                                    -------------    --------------
                                                                       Total Loans     1,376,430         1,379,664
  Allowance for loan losses                                                              (14,322)          (13,982)
                                                                                    -------------    --------------
                                                                         Net Loans     1,362,108         1,365,682
Property and equipment, net                                                               34,619            34,757
Accrued income and other assets                                                           48,205            47,229
                                                                                    -------------    --------------
                                                                      Total Assets $   1,788,353    $    1,783,791
                                                                                    =============    ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                             $     135,478    $      140,945
  Savings and NOW                                                                        582,898           576,621
  Time                                                                                   635,416           672,334
                                                                                    -------------    --------------
                                                                    Total Deposits     1,353,792         1,389,900
Federal funds purchased                                                                    7,450            27,550
Other borrowings                                                                         250,944           196,032
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                              17,250            17,250
Accrued expenses and other liabilities                                                    30,540            24,723
                                                                                    -------------    --------------
                                                                 Total Liabilities     1,659,976         1,655,455
                                                                                    -------------    --------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none
    Outstanding
  Common stock, $1.00 par value--30,000,000 shares authorized;
    issued and outstanding:  11,487,876 shares at March 31, 2001
    and 11,609,524 shares at December 31, 2000                                            11,488            11,610
  Capital surplus                                                                         74,546            77,255
  Retained earnings                                                                       40,962            37,544
  Accumulated other comprehensive income                                                   1,381             1,927
                                                                                    -------------    --------------
                                                        Total Shareholders' Equity       128,377           128,336
                                                                                    -------------    --------------
                                        Total Liabilities and Shareholders' Equity $   1,788,353    $    1,783,791
                                                                                    =============    ==============

See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2001          2000
                                                                                   -----------   -----------
                                                                                         (unaudited)
                                                                                   -------------------------
                                                                                        (in thousands,
                                                                                   except per share amounts)
Interest Income
  Interest and fees on loans                                                      $    31,188   $    28,486
  Securities available for sale
    Taxable                                                                             2,272         1,670
    Tax-exempt                                                                          1,403         1,500
  Securities held to maturity
    Taxable                                                                                             795
    Tax-exempt                                                                                          163
  Other investments                                                                       389           391
                                                                                   -----------   -----------
                                                          Total Interest Income        35,252        33,005
                                                                                   -----------   -----------
Interest Expense
  Deposits                                                                             12,931        11,741
  Other borrowings                                                                      4,185         4,106
                                                                                   -----------   -----------
                                                         Total Interest Expense        17,116        15,847
                                                                                   -----------   -----------
                                                            Net Interest Income        18,136        17,158
Provision for loan losses                                                                 633           557
                                                                                   -----------   -----------
                            Net Interest Income After Provision for Loan Losses        17,503        16,601
                                                                                   -----------   -----------
Non-interest Income
  Service charges on deposit accounts                                                   1,818         1,501
  Net gains (losses) on asset sales
    Real estate mortgage loans                                                            995           380
    Securities                                                                             35           (16)
  Other income                                                                          2,158         2,279
                                                                                   -----------   -----------
                                                      Total Non-interest Income         5,006         4,144
                                                                                   -----------   -----------
Non-interest Expense
  Salaries and employee benefits                                                        8,622         8,392
  Occupancy, net                                                                        1,290         1,178
  Furniture and fixtures                                                                1,058         1,141
  Other expenses                                                                        4,153         4,000
                                                                                   -----------   -----------
                                                     Total Non-interest Expense        15,123        14,711
                                                                                   -----------   -----------
                                               Income Before Federal Income Tax         7,386         6,034
Federal income tax expense                                                              2,093         1,548
                                                                                   -----------   -----------
          Net Income Before Cumulative Effect of Change in Accounting Principle         5,293         4,486
Cumulative effect of change in accounting principle, net of tax                           (35)
                                                                                   -----------   -----------
                                                                     Net Income   $     5,258   $     4,486
                                                                                   ===========   ===========
Net Income Per Share Before Cumulative Effect of Change in
 Accounting Principle
  Basic                                                                           $       .46   $       .38
  Diluted                                                                                 .45           .38
Net Income Per Share
  Basic                                                                           $       .46   $       .38
  Diluted                                                                                 .45           .38
Dividends Per Common Share
  Declared                                                                        $       .16   $       .14
  Paid                                                                                    .15           .14


See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                  Three months ended
                                                                                       March 31,
                                                                                  2001          2000
                                                                              ----------------------------
                                                                                      (unaudited)
                                                                              ----------------------------
                                                                                    (in thousands)
Net Income                                                                   $        5,258   $      4,486
                                                                              --------------- -------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                       67,509         28,155
    Disbursements for loans held for sale                                           (86,777)       (27,816)
    Provision for loan losses                                                           633            557
    Deferred loan fees                                                                   11            122
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               1,700          1,605
    Net gains on sales of real estate mortgage loans                                   (995)          (380)
    Net (gains) losses on sales of securities                                           (35)            16
    Decrease in accrued income and other assets                                      (1,404)          (853)
    Increase in accrued expenses and other liabilities                                6,586          3,182
                                                                              --------------- -------------
                                                           Total Adjustments        (12,772)         4,588
                                                                              --------------- -------------
                                          Net Cash from Operating Activities         (7,514)         9,074
                                                                              --------------- -------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                             2,163          4,933
  Proceeds from the maturity of securities available for sale                         5,930            345
  Proceeds from the maturity of securities held to maturity                                          1,010
  Principal payments received on securities available for sale                        7,411          2,968
  Principal payments received on securities held to maturity                                         4,269
  Purchases of securities available for sale                                         (8,503)       (19,242)
  Principal payments on portfolio loans purchased                                     1,286            905
  Portfolio loans made to customers, net of principal payments received               1,644        (22,524)
  Capital expenditures                                                               (1,058)          (215)
                                                                              --------------- -------------
                                          Net Cash from Investing Activities          8,873        (27,551)
                                                                              --------------- -------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                         (36,108)        38,387
  Net decrease in short-term borrowings                                             (25,022)       (29,755)
  Proceeds from Federal Home Loan Bank advances                                     232,500        147,770
  Payments of Federal Home Loan Bank advances                                      (176,350)      (148,331)
  Retirement of long-term debt                                                         (500)          (500)
  Dividends paid                                                                     (1,740)        (1,572)
  Proceeds from issuance of common stock                                                286            293
  Repurchase of common stock                                                         (3,703)          (806)
                                                                              --------------- -------------
                                          Net Cash from Financing Activities        (10,637)         5,486
                                                                              --------------- -------------
                                   Net Decrease in Cash and Cash Equivalents         (9,278)       (12,991)
Cash and Cash Equivalents at Beginning of Period                                     58,149         58,646
                                                                              --------------- -------------
                                  Cash and Cash Equivalents at End of Period $       48,871   $     45,655
                                                                              =============== =============

Cash paid during the period for
  Interest                                                                   $       13,274   $     16,144
  Income taxes                                                                          686
Transfer of loans to other real estate                                                  671          1,534
Transfer of securities held to maturity to available for sale                        20,098


See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                  Three months ended
                                                                                      March 31,
                                                                                  2001         2000
                                                                               -----------  ------------
                                                                                       (unaudited)
                                                                                 ------------------------
                                                                                    (in thousands)
Balance at beginning of period                                                $   128,336  $    113,746
  Net income                                                                        5,258         4,486
  Cash dividends declared                                                          (1,839)       (1,684)
  Issuance of common stock                                                            871           335
  Repurchase of common stock                                                       (3,703)         (806)
  Net change in accumulated other comprehensive
    Income (loss), net of related tax effect (note 4)                                (546)          431
                                                                               -----------  ------------
Balance at end of period                                                      $   128,377  $    116,508
                                                                               ===========  ============



See notes to interim consolidated financial statements.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 2001 and December 31, 2000, and the results of operations for the three-month periods ended March 31, 2001 and 2000.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $7.6 million at March 31, 2001, and $7.0 million at December 31, 2000. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. Comprehensive income for the three-month periods ending March 31 follows:

                                                                                    Three months ended
                                                                                        March 31,
                                                                                   2001             2000
                                                                                -----------      ------------
                                                                                       (in thousands)
      Net income                                                               $     5,258      $      4,486
      Net change in unrealized gain on securities available
          for sale, net of related tax effect                                        2,216               431
      Net change in unrealized loss on derivative
          instruments, net of related tax effect                                    (2,762)
                                                                                -----------      ------------
      Comprehensive income                                                     $     4,712      $      4,917
                                                                                ===========      ============

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

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three-month periods ended March 31, follows:

Three months ended March 31,
                                   IB          IBWM        IBSM         IBEM          IBMSB       OTHER(1)        TOTAL
                               --------------------------------------------------------------------------------------------
                                                                    (in thousands)
2001
  Total assets                $    455,587 $    353,835 $    218,301 $    307,312 $    448,960 $      4,358    $ 1,788,353
  Interest income                    9,053        7,731        4,425        5,936        8,101            6         35,252
  Net interest income                5,223        4,564        2,483        3,401        3,044         (579)        18,136
  Provision for loan losses            150          150           90          150           93                         633
  Income (loss) before
    Income tax                       2,459        2,408        1,117        1,350        1,063       (1,011)         7,386
  Net income (loss) before
    change in accounting
    principle                        1,727        1,636          828        1,044          798         (740)         5,293
  Net income (loss)                  1,720        1,564          828        1,087          799         (740)         5,258

2000
  Total assets                $    421,335 $    329,536 $    201,223 $    306,848 $    471,525 $      8,545    $ 1,739,012
  Interest income                    8,091        7,037        3,934        5,601        8,340            2         33,005
  Net interest income                4,725        4,159        2,224        3,276        3,395         (621)        17,158
  Provision for loan losses            150          135           60          120           92                         557
  Income (loss) before
    Income tax                       1,978        1,663          884        1,169        1,476       (1,136)         6,034
  Net income (loss)                  1,415        1,157          683          920        1,106         (795)         4,486


(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month month periods ending March 31 follows:

                                                                                         Three months ended
                                                                                             March 31,
                                                                                        2001              2000
                                                                                     ------------      -----------
                                                                                (in thousands, except per share amounts)
     Net income before cumulative effect of change in
        accounting principle                                                        $      5,293      $     4,486
                                                                                     ============      ===========
     Net income                                                                     $      5,258      $     4,486
                                                                                     ============      ===========

     Shares outstanding (Basic) (1)                                                       11,548           11,751
       Effect of dilutive securities - stock options                                         138               85
                                                                                     ------------      -----------
              Shares outstanding (Diluted)                                                11,686           11,836
                                                                                     ============      ===========
     Net income per share before cumulative effect of
        change in accounting principle
        Basic                                                                       $        .46      $       .38
        Diluted                                                                              .45              .38
     Net income per share
        Basic                                                                       $        .46      $       .38
        Diluted                                                                              .45              .38

     (1) Shares outstanding have been adjusted for a 5% stock dividend in 2000.

7. The Registrant adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") on January 1, 2001. SFAS #133, which was subsequently amended by SFAS #137 and SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives will qualify for hedge accounting.

The Registrant's derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                           March 31, 2001
                                                                                Notional       WAM         Fair
                                                                                 Amount       (yrs)        Value
                                                                              --------------------------------------
                                                                                      (dollars in thousands)
FAIR VALUE HEDGE - pay variable interest-rate swap agreements                      $62,000          6.6    $(1,594)
                                                                              ======================================

CASH FLOW HEDGE
   Pay fixed interest-rate swap agreements                                        $166,000          2.6    $(3,916)
   Interest-rate collar agreements                                                  10,000          2.6
                                                                                                              (282)
                                                                              --------------------------------------
        Total                                                                     $176,000          2.6    $(4,198)
                                                                              ======================================

NO HEDGE DESIGNATION
   Pay variable interest-rate swap agreements                                     $ 75,000          0.2    $   299
   Pay fixed interest-rate swap agreements                                          42,000          0.6       (318)
   Interest-rate cap agreements                                                     47,000          1.2          1
   Interest-rate floor agreements                                                   13,000          1.2          0
   Rate-lock real estate mortgage loan commitments                                  39,000           .1       (112)
   Mandatory commitments to sell real estate mortgage loans                         72,000           .1         60
                                                                              --------------------------------------
        Total                                                                     $288,000          0.4    $   (70)
                                                                              ======================================

                                   (unaudited)

Risk Management Objectives and Strategies

The Banks have established interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Management continually monitors the Banks' interest rate risk position via simulation modeling reports (See "Asset/liability management"). The goal of the Banks' asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

Cash Flow Hedges

The Banks use variable rate and short-term (less than 12 months) debt obligations to fund a portion of their balance sheets, which expose the Banks to variability in interest rates.

To meet its objective, the Banks may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates ("Cash Flow Hedges"). Cash Flow Hedges include pay-fixed interest-rate swaps and interest-rate collars.

Pay-fixed interest-rate swaps convert the variable-rate cash flows on variable rate and short-term debt obligations to fixed-rates. Under interest-rate collars, the Banks will receive cash if interest rates rise above a predetermined level while the Banks will make cash payments if interest rates fall below a predetermined level. The Banks effectively have variable rate debt with an established maximum and minimum rate.

Upon adoption of SFAS #133, the Banks recorded the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, the banks will adjust their balance sheets to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the debt obligations affect earnings. It is anticipated that approximately $1.2 million, net of tax, of unrealized losses on Cash Flow Hedges at March 31, 2001 will become realized over the next twelve months. To the extent that the change in value of the Cash Flow Hedges do not perfectly offset the change in the value of the debt obligations, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge is 8.3 years.

Fair Value Hedges

The Banks use long-term, fixed-rate brokered CDs to fund a portion of their balance sheets. These instruments expose the Banks to variability in fair value due to changes in interest rates. To meet their asset/liability management objectives, the Banks may enter into pay-variable interest-rate swaps to mitigate fluctuations in fair values of such fixed-rate debt instruments ("Fair Value Hedges").

Upon adoption of SFAS #133, the Banks recorded Fair Value Hedges at fair value in accrued expenses and other liabilities. The hedged instruments were also recorded at fair value, which offsets the adjustment to Fair Value Hedges. On an ongoing basis, the Banks will adjust its balance sheets to reflect the then current fair value. To the extent that the change in value of the Fair Value Hedges does not perfectly offset the change in the value of the hedged instruments, the ineffective portion is immediately recognized as interest expense.

                                   (unaudited)

No Hedge Designation

Certain financial derivative instruments, discussed in the following paragraphs, were not designated as hedges. The fair value of these derivative instruments have been recorded on the Banks' balance sheets and will be adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of interest rate swap agreements and option contracts are recognized currently as interest expense. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently in gains on the sale of real estate mortgage loans. Interest expense and net gains on the sale of mortgage loans, as well as net income may be more volatile as a result of derivative instruments, which are not designated as hedges.

Interest rate caps are used to help manage fluctuations in cash flows resulting from interest rate risk on certain short-term debt obligations. Under these agreements, the Banks will receive cash if interest rates rise above a predetermined level. Pay-fixed interest-rate swaps are also used to manage fluctuations in cash flows resulting from changes in interest rates on certain short term debt obligations. Certain pay-variable swaps are also used to synthetically create sub-LIBOR debt. These swaps convert fixed rate brokered CDs with an original term of 1 year to 3 month LIBOR by entering into receive fixed, pay-variable interest-rate swaps.

In the ordinary course of business, the Banks enter into rate-lock real estate mortgage loan commitments with customers ("Rate Lock Commitments"). These commitments expose the Banks to interest rate risk. The Banks also enter into mandatory commitments to sell real estate mortgage loans ("Mandatory Commitments") to hedge price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect the Banks' loan sale profit margin from fluctuations in interest rates.

                                   (unaudited)

Implementation Effect

The impact of adopting SFAS #133 on net income and other comprehensive income is as follows:

                                                                       Income (Expense)
                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE
      Fair value adjustments of
        Option contracts not designated as
           hedges                                $             (215)                       $              (215)
         Interest rate swap agreements not
           designated as hedges                                 310                                        310
         Fair value hedges                                      (39)                                       (39)
         Cash flow hedges                                      (110)  $            (1,107)              (1,217)
                                                  ------------------   -------------------  -------------------
            Total                                               (54)               (1,107)              (1,161)
         Federal income tax                                     (19)                 (376)                (395)
                                                  ------------------   -------------------  -------------------
            Net                                  $              (35)  $              (731) $              (766)
                                                  ==================   ===================  ===================
      CHANGE IN FAIR VALUE DURING THE QUARTER
        Option contracts not designated as
          hedges                                 $              (27)                       $               (27)
        Interest rate swap agreements not
          designated as hedges                                 (329)                                      (329)
        Rate Lock Commitments                                  (112)                                      (112)
        Mandatory Commitments                                    60                                         60
        Fair value hedges                                        (4)                                        (4)
        Ineffectiveness of cash flow hedges                       4                                          4
        Cash flow hedges                                         33   $            (3,034)              (3,001)
        Reclassification adjustment                                                   (43)                 (43)
                                                  -------------------------------------------------------------
          Total                                                (375)               (3,077)              (3,452)
        Federal income tax                                     (131)               (1,046)              (1,177)
                                                  ------------------   -------------------  -------------------
          Net                                    $             (244)  $            (2,031) $            (2,275)
                                                  ==================   ===================  ===================

The Banks transferred securities held to maturity with book values and market values of $20.1 million to available for sale upon adoption of SFAS #133.

8. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 2001 Annual Report on Form 10-K.


                               FINANCIAL CONDITION

SUMMARY Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.376 billion at March 31, 2001, and were largely unchanged from December 31, 2000, as a decline in real estate mortgage loans offset increases in commercial and installment loans. Commercial loans totaled $404.4 million at March 31, 2001, compared to $381.1 million at December 31, 2000. At those same dates, real estate mortgage loans totaled $742.1 million and $772.2 million, respectively. (See "Portfolio loans and asset quality.")

Deposits totaled $1.354 billion at March 31, 2001, compared to $1.390 billion at December 31, 2001. The $36.1 million decline in total deposits during the period principally reflects a decline in brokered certificates of deposits ("Brokered CDs") and a corresponding increase in advances from the Federal Home Loan Bank ("FHLB Advances").


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

      SECURITIES

                                                                    Unrealized
                                                            ----------------------------
                                             Amortized                                            Fair
                                                Cost             Gains           Losses          Value
                                          -------------    -------------    -------------   -------------
                                                                  (in thousands)
      Securities available for sale
        March 31, 2001                         $227,485          $ 6,627            $254        $233,858
        December 31, 2000                       214,526            3,486             565         217,447

      Securities held to maturity
        December 31, 2000                       $20,098           $  200            $187         $20,111

As permitted by Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") securities that were previously designated as held to maturity were reclassified to available for sale as of January 1, 2001. (See note #7 to interim consolidated financial statements.)

The purchase or sale of securities is dependent upon Management's assessment of investment and funding opportunities as well as the Banks' asset/liability management needs. The Banks sold securities designated as available for sale with an aggregate market value of $2.1 million during the three months ended March 31, 2001. The Banks sold securities with a market value of $4.9 million during the corresponding period of 2000.

SALES OF SECURITIES AVAILABLE FOR SALE


                            Three months ended
                                 March 31,
                          2001            2000
                      --------------   -------------
                       (in thousands)

Proceeds                     $2,163          $4,933
                      ==============   =============

Gross gains                     $35             $ 7
Gross losses                                    (23)
                      --------------   -------------
 Net Gains                      $35            $(16)
                      ==============   =============

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

The Banks generally retain loans that may be profitably funded within established risk parameters. (See "Liquidity and capital resources.") As a result, the Banks often retain adjustable-rate and balloon real estate mortgage loans, while 15- and 30-year, fixed-rate obligations are sold to mitigate exposure to changes in interest rates. (See "Asset/liability management.") The $30.1 million decrease in real estate mortgage loans during the three months ended March 31, 2001, reflects an increase in prepayments, which has accompanied the recent decrease in interest rates.

The $23.4 million increase in commercial loans during the three months ended March 31, 2001, principally reflects Management's emphasis on lending opportunities within the Lansing and Grand Rapids markets. Loans secured by real estate comprise the majority of new commercial loans. Continued growth within this segment of Portfolio Loans is dependent upon a number of competitive and economic factors.

  NON-PERFORMING ASSETS


                                                         March 31,           December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
                                                             (dollars in thousands)
  Non-accrual loans                                             $5,416               $5,200
  Loans 90 days or more past due and
    still accruing interest                                      1,901                1,571
  Restructured loans                                               251                  260
                                                      -----------------    -----------------
                           Total non-performing loans            7,568                7,031
  Other real estate                                              2,425                2,174
                                                      -----------------    -----------------
                          Total non-performing assets           $9,993               $9,205
                                                      =================    =================
   As a percent of Portfolio Loans
     Non-performing loans                                    0.55 %                0.51 %
     Non-performing assets                                   0.73                  0.67
     Allowance for loan losses                               1.04                  1.01
   Allowance for loan losses as a percent of
     non-performing loans                                     189                   199

Impaired loans totaled approximately $4.1 million at March 31, 2001. At that same date, certain impaired loans with a balance of approximately $500,000, had specific allocations of the allowance for loan losses, which totaled approximately $200,000. The Banks' average investment in impaired loans was approximately $3.9 million for the three-month period ended March 31, 2001. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during that three-month period was approximately $40,000.

ALLOWANCE FOR LOAN LOSSES

                                                             Three months ended
                                                                 March 31,
                                                            2001           2000
                                                        -------------   ------------
                                                              (in thousands)
Balance at beginning of period                               $13,982        $12,985
Additions (deduction)
  Provision charged to operating expense                         633            557
  Recoveries credited to allowance                               156            160
  Loans charged against the allowance                          (449)          (425)
                                                        -------------   ------------
Balance at end of period                                     $14,322        $13,277
                                                        =============   ============

Net loans charged against the allowance to
  average Portfolio Loans (annualized)                         0.08%          0.08%

In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. In its recent assessment of subjective factors, Management considered national and local economic trends as well as the recent performance of the major stock indices and changes in consumer spending which may indicate a slow down in the economy.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 March 31,              December 31,
                                                                   2001                     2000
                                                            ----------------------------------------
Specific allocations                                                $   100,000         $   100,000
Other adversely rated loans                                           3,318,000           3,166,000
Historical loss allocations                                           4,636,000           4,717,000
Additional allocations based on subjective factors                    6,268,000           5,999,000
                                                            ----------------------------------------
                                                                    $14,322,000         $13,982,000
                                                            ========================================

Loans charged against the allowance for loan losses, net of recoveries, were equal to .08% of average loans during the three months ended March 31, 2001 and 2000. (See "Provision for loan losses.")

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

The Banks have implemented funding strategies that incorporate other borrowings and Brokered CDs to finance a portion of the Portfolio Loans. The use of such alternate sources of funds supplements the Banks' core deposits and is also an integral part of the Banks' asset/liability management efforts. The decline in Brokered CDs during the three months ended March 31, 2001 principally reflects the competitive cost of FHLB Advances. (See "Liquidity and capital resources.")

                                                    March 31, 2001                     December 31, 2000
                                            --------------------------------   ----------------------------------
                                                        Average                            Average
                                              Amount    Maturity    Rate         Amount    Maturity     Rate
                                            --------------------------------   ----------------------------------
                                                                (dollars in thousands)
Brokered CDs                                  $164,787  2.6 years     6.41%      $212,010  3.5 years     6.73%
Fixed rate FHLB advances                       135,238  4.3 years     5.70         68,743  7.9 years     6.33
Variable rate FHLB advances                    104,000  0.4 years     5.46        114,345  0.2 years     6.69
Federal funds purchased                          7,450      1 day     5.62         27,550      1 day     6.85
                                            --------------------------------   ----------------------------------
      Total                                   $411,475  2.6 years     5.92       $422,648  3.1 years     6.67
                                            ================================   ==================================

Derivative financial instruments are employed to manage the Banks' exposure to changes in interest rates. (See "Asset/liability management".) At March 31, 2001, the Company employed interest-rate caps, floors and collars with an aggregate notional amount of $71.0 million. The Banks also employed interest-rate swaps with an aggregate notional amount of $345.0 million. (See note #7 to interim consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES Effective management of capital resources is critical to Management's mission to create value for the Registrant's shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, the Registrant's capital structure includes unsecured debt and Preferred Securities.

Management believes that diversified portfolios of quality commercial and consumer loans will provide superior risk-adjusted returns. Accordingly, the Banks have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been integral components of Management's capital management strategies.

To supplement its balance sheet management activities, the Company adopted a share repurchase plan on September 19, 2000, which authorizes open market purchases of up to 500,000 shares of common stock through September 30, 2001. The Company purchased 349,000 shares at an average price of $18.83 since adoption of the plan and purchased 182,000 shares at an average price of $20.35 per share during the three months ended March 31, 2001.

      CAPITALIZATION

                                                                     March 31,         December 31,
                                                                        2001               2000
                                                                 ------------------- ------------------
                                                                         (in thousands)
      Unsecured debt                                                    $11,000         $11,500
      Preferred Securities                                               17,250          17,250
      Shareholders' Equity
        Preferred stock, no par value
        Common Stock, par value $1.00 per share                          11,488          11,610
        Capital surplus                                                  74,546          77,255
        Retained earnings                                                40,962          37,544
        Accumulated other comprehensive income                            1,381           1,927
                                                                       --------        --------
                Total shareholders' equity                              128,377         128,336
                                                                       --------        --------
                Total capitalization                                   $156,627        $157,086
                                                                       ========        ========

Total shareholders' equity at March 31, 2001 was largely unchanged from December 31, 2000, as the retention of earnings was offset by open market purchases of common stock and a decline in accumulated other comprehensive income. Shareholders' equity totaled $128.4 million, equal to 7.18% of total assets at March 31, 2001. At December 31, 2000, shareholders' equity totaled $128.3 million, which was equal to 7.19% of assets.

     CAPITAL RATIOS

                                                              March 31, 2001        December 31, 2000
                                                          ----------------------- ----------------------
     Equity capital                                                7.18%                    7.19%
     Average shareholders equity to average assets(1)              7.35                     6.92
     Tier 1 leverage (tangible equity capital)                     7.39                     7.26
     Tier 1 risk-based capital                                     9.67                     9.68
     Total risk-based capital                                     10.74                    10.74

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


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $5.3 million during the three months ended March 31, 2001, compared to $4.5 million during the comparable period in 2000. The increase in net income reflects increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and the provision for loan losses.

The Company implemented SFAS #133 on January 1, 2001. Pursuant to SFAS #133, the Company recorded certain charges, which are the result of accounting for derivatives at fair value. These net charges reduced the Company's net interest income and its net gains on the sale of real estate mortgage loans by approximately $300,000 and $50,000 respectively. An additional $35,000, net of taxes, has been recorded as a cumulative effect of change in accounting principle. (See note #7 to interim consolidated financial statements.)

      KEY PERFORMANCE RATIOS

                                                            Three months
                                                           ended March 31,
                                                         2001          2000
                                                    ----------------------------
      Net income to
        Average assets                                    1.21%         1.05%
        Average equity                                   16.45         15.74

      Earnings per common share
        Basic                                            $0.46          $.38
        Diluted                                           0.45           .38

NET INTEREST INCOME Tax equivalent net interest income totaled $19.0 million during the three months ended March 31, 2001. The increase from $18.1 million during the comparable period of 2000 principally reflects an increase in average earning assets. Increases in loans as a percent of average earning assets also contributed to the increase in tax equivalent net interest income. Pursuant to SFAS #133, the Company recorded certain charges, which reduced tax equivalent net interest income by approximately $300,000.

Average earning assets totaled $1.659 billion during the three-month period in 2001. The $56.6 million increase from $1.603 billion during the comparable period in 2000 reflects an increase in Portfolio Loans.

Tax equivalent net interest income as a percent of average earning assets ("Net Yield") was equal to 4.60% of average earning assets during the three months ended March 31, 2001, compared to 4.52% during the corresponding period of 2000. A portion of the 8 basis point increase in Net Yield may be attributed to an increase in Portfolio Loans as a percent of average earning assets. Portfolio Loans were equal to 84.7% and 81.8% of average earning assets for the three months ended March 31, 2001 and 2000, respectively. The scheduled maturity of certain low-yielding assets and high-cost liabilities at the former Mutual Savings Bank, which was acquired in 1999, also contributed to the increase in Net Yield.

       NET INTEREST INCOME AND SELECTED RATIOS

                                                                    Three months
                                                                 ended March 31,
                                                                 2001            2000
                                                           ---------------  ------------
       Average earning assets (in thousands)                $1,659,363       $1,602,804
       Tax equivalent net interest income                       19,040           18,111

       As a percent of average earning assets
           Tax equivalent interest income                      8.78 %            8.50 %
           Interest expense                                    4.18              3.98
           Tax equivalent net interest income                  4.60              4.52

       Average earning assets as a
         percent of average assets                            94.05 %           93.48 %

       Free-funds ratio                                       10.52 %            8.58 %


PROVISION FOR LOAN LOSSES The provision for loan losses was $633,000 during the three months ended March 31, 2001, compared to $557,000 during the three-month period in 2000. The increase in the provision reflects Management's assessment of the allowance for loan losses. (See "Asset quality.")

NON-INTEREST INCOME Non-interest income, including net gains on the sale of real estate mortgage loans, grew to $5.0 million during the three months ended March 31, 2001. The $862,000 increase from $4.1 million during the comparable period of 2000 principally reflects a $615,000 increase in net gains on the sale of real estate mortgage loans. A $317,000 increase in service charges on deposit accounts also contributed to the increase in non-interest income.

       NON-INTEREST INCOME

                                                 Three months ended
                                                      March 31,
                                                2001            2000
                                             ------------   -------------
                                                    (in thousands)
       Service charges on deposit
         accounts                                $1,818          $1,501
       Net gains on asset sales
         Real estate mortgage loans                 995             380
         Securities                                  35             (16)
       Manufactured home loan origination           353             508
       fees and commissions
       Title insurance fees                         286             160
       Real estate mortgage loan
         servicing fees                             391             376
       Mutual fund and annuity
         commissions                                172             405
       Other                                        956             830
                                            ------------   -------------
             Total non-interest income           $5,006          $4,144
                                            ============   =============

The increase in net gains on the sale of real estate mortgage loans principally reflects an increase in the volume of loans sold. An increase in the sale of servicing rights also contributed to the increase in net gains. Pursuant to SFAS #133, the Company recorded certain charges, which reduced net gains on the sale of real estate mortgage loans by approximately $50,000.


                                                                             Three months ended
                                                                                 March 31,
                                                                             2001           2000
                                                                         -------------    ----------
                                                                               (in thousands)

Real estate mortgage loans originated                                      $115,971        $66,954
Real estate mortgage loan sales                                              66,514         27,775
Real estate mortgage loan servicing rights sold                              57,919          2,642
Net gains on the sale of real estate mortgage loans                             995            380
Net gains as a percent of real estate mortgage loans sold                      1.50%          1.37%

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

The Banks capitalized approximately $70,000 and $200,000 of related servicing rights during the three-month periods ended March 31, 2001 and 2000, respectively. Amortization of capitalized servicing rights for those periods was $271,000 and $267,000, respectively. The book value of capitalized mortgage servicing rights was $4.4 million at March 31, 2001. The fair value of capitalized servicing rights, which relate to approximately $770 million of loans sold and serviced, approximated $5.5 million at that same date, and therefore, no valuation allowance was considered necessary.

Service charges on deposit accounts increased by 21% to $1.8 million during the three months ended March 31, 2001, from $1.5 million during the comparable period in 2000. The increase in service charges principally relate to certain deposit account promotions, which include direct mail solicitations, at each of the Banks.

Mutual fund and annuity commissions declined by $233,000 to $172,000 during the three months ended March 31, 2001, from $405,000 during the comparable period in 2000. The decline in such commissions reflects an industry-wide reduction in sales activity as well as the resignation of certain commission sales personnel. Fees associated with the origination of manufactured home loans totaled $353,000 during the three months ended March 31, 2001. The $155,000 decline from $508,000 during the comparable period of 2000 principally reflects a decline in loan volumes.

NON-INTEREST EXPENSE Non-interest expense totaled $15.1 million during the three months ended March 31, 2001. Increases in salaries and employee benefits accounted for $230,000 of the $412,000 increase in non-interest expense from $14.7 million during the comparable period in 2000.


      NON-INTEREST EXPENSE

                                                                Three months ended
                                                                     March 31,
                                                               2001            2000
                                                            ------------    ------------
                                                                    (in thousands)
      Salaries                                                  $ 6,180         $ 5,824
      Performance-based compensation and benefits                 1,085           1,201
      Other benefits                                              1,357           1,367
                                                            ------------    ------------
        Salaries and benefits                                     8,622           8,392
      Occupancy, net                                              1,290           1,178
      Furniture and fixtures                                      1,058           1,141
      Communications                                                588             565
      Data processing                                               554             693
      Advertising                                                   501             457
      Loan and collection                                           465             307
      Amortization of intangible assets                             427             432
      Supplies                                                      423             395
      Other                                                       1,195           1,151
                                                            ------------    ------------
            Total non-interest expense                          $15,123         $14,711
                                                            ============    ============

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant has occurred since December 31, 2000.

Item 6.  Exhibits & Reports on Form 8-K

(a)      Exhibit Number & Description
         11.  Computation of Earnings Per Share

(b)      Reports on Form 8-K
         During the quarter ended March 31, 2001, there were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date        May 11, 2001              By   s/William R. Kohls
    --------------------------          ----------------------------------------
                                           William R. Kohls, Principal Financial
                                                        Officer

Date        May 11, 2001              By   s/James J. Twarozynski
    --------------------------          ----------------------------------------
                                               James J. Twarozynski, Principal
                                                        Accounting Officer

                                 Exhibit Index


Exhibit No.                                             Description
-----------                                             -----------

     11                                        Computation of Earnings Per Share