Form 10-Q
period 2001-06-30
INDEPENDENT BANK CORP /MI/
filed 2001-08-14
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       -------------

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

            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
 ------------------ ----------------------------------------------------------
                    (Address of principal executive offices)

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
YES   X    NO
    -----     -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, par value $1                     11,509,350
--------------------------------   ---------------------------------------------
           Class                         Outstanding at August 10, 2001

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                  Page
                                                                                Number(s)
                                                                                ---------

PART I -    Financial Information

Item 1.     Consolidated Statements of Financial Condition
              June 30, 2001 and December 31, 2000                                 2

            Consolidated Statements of Operations
              Three- and six-month periods ended June 30, 2001 and 2000           3

            Consolidated Statements of Cash Flows
              Six-month periods ended June 30, 2001 and 2000                      4

            Consolidated Statements of Shareholders' Equity
              Six-month periods ended June 30, 2001 and 2000                      5

            Notes to Interim Consolidated Financial Statements
              Three- and six-month periods ended June 30, 2001 and 2000           6-12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 13-21

Item 3.     Quantitative and Qualitative Disclosures about Market Risk            21

PART II -   Other Information

Item 4.     Submission of Matters to a Vote of Security-Holders                   22

Item 6.     Exhibits & Reports on Form 8-K                                        22

Part I
Item 1.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                       June 30,     December 31,
                                                                                         2001           2000
                                                                                      ----------    -----------
                                                                                             (unaudited)
                                                                                      ----------    -----------
                                                                                            (in thousands)
Assets
Cash and due from banks                                                               $   42,116     $   58,149
Securities available for sale                                                            239,889        217,447
Securities held to maturity (fair value of $20.1 million at December 31, 2000)                           20,098
Federal Home Loan Bank stock, at cost                                                     19,627         19,612
Loans held for sale                                                                       39,270         20,817
Loans
  Commercial                                                                             424,363        381,066
  Real estate mortgage                                                                   758,111        772,223
  Installment                                                                            239,467        226,375
                                                                                      ----------     ----------
                                                                       Total Loans     1,421,941      1,379,664
  Allowance for loan losses                                                              (15,149)       (13,982)
                                                                                      ----------     ----------
                                                                         Net Loans     1,406,792      1,365,682
Property and equipment, net                                                               34,187         34,757
Accrued income and other assets                                                           47,840         47,229
                                                                                      ----------     ----------
                                                                      Total Assets    $1,829,721     $1,783,791
                                                                                      ==========     ==========
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                                $  143,694     $  140,945
  Savings and NOW                                                                        574,512        576,621
  Time                                                                                   583,626        672,334
                                                                                      ----------     ----------
                                                                    Total Deposits     1,301,832      1,389,900
Federal funds purchased                                                                   13,850         27,550
Other borrowings                                                                         337,765        196,032
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                              17,250         17,250
Accrued expenses and other liabilities                                                    27,602         24,723
                                                                                      ----------     ----------
                                                                 Total Liabilities     1,698,299      1,655,455
                                                                                      ----------     ----------
Shareholders' Equity
  Preferred stock, no par value -- 200,000 shares authorized; none outstanding
  Common stock, $1.00 par value -- 30,000,000 shares authorized;
    issued and outstanding:  11,497,110 shares at June 30, 2001
    and 11,609,524 shares at December 31, 2000                                            11,497         11,610
  Capital surplus                                                                         74,209         77,255
  Retained earnings                                                                       45,372         37,544
  Accumulated other comprehensive income                                                     344          1,927
                                                                                      ----------     ----------
                                                        Total Shareholders' Equity       131,422        128,336
                                                                                      ----------     ----------
                                        Total Liabilities and Shareholders' Equity    $1,829,721     $1,783,791
                                                                                      ==========     ==========

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                   June 30,
                                                                 2001         2000          2001         2000
                                                               --------     --------      --------     --------
                                                                    (unaudited)                (unaudited)
                                                               ---------------------      ---------------------
                                                                   (in thousands, except per share amounts)
Interest Income
  Interest and fees on loans                                   $ 31,502     $ 29,624      $ 62,690     $ 58,110
  Securities available for sale
    Taxable                                                       2,086        1,823         4,358        3,493
    Tax-exempt                                                    1,438        1,446         2,841        2,946
  Securities held to maturity
    Taxable                                                                      710                      1,505
    Tax-exempt                                                                   144                        307
  Other investments                                                 379          389           768          780
                                                               --------     --------      --------     --------
                                     Total Interest Income       35,405       34,136        70,657       67,141
                                                               --------     --------      --------     --------
Interest Expense
  Deposits                                                       11,428       12,482        24,359       24,223
  Other borrowings                                                4,788        4,098         8,973        8,204
                                                               --------     --------      --------     --------
                                    Total Interest Expense       16,216       16,580        33,332       32,427
                                                               --------     --------      --------     --------
                                       Net Interest Income       19,189       17,556        37,325       34,714
Provision for loan losses                                         1,261        1,392         1,894        1,949
                                                               --------     --------      --------     --------
       Net Interest Income After Provision for Loan Losses       17,928       16,164        35,431       32,765
                                                               --------     --------      --------     --------
Non-interest Income
  Service charges on deposit accounts                             2,265        1,710         4,083        3,211
  Net gains (losses) on asset sales
    Real estate mortgage loans                                    2,052          534         3,047          914
    Securities                                                      123                        158          (16)
  Other income                                                    2,898        2,580         5,056        4,859
                                                               --------     --------      --------     --------
                                 Total Non-interest Income        7,338        4,824        12,344        8,968
                                                               --------     --------      --------     --------
Non-interest Expense
  Salaries and employee benefits                                  9,791        8,297        18,413       16,689
  Occupancy, net                                                  1,183        1,119         2,473        2,297
  Furniture and fixtures                                          1,109        1,092         2,167        2,233
  Other expenses                                                  4,964        4,253         9,117        8,253
                                                               --------     --------      --------     --------
                                Total Non-interest Expense       17,047       14,761        32,170       29,472
                                                               --------     --------      --------     --------
                          Income Before Federal Income Tax        8,219        6,227        15,605       12,261
Federal income tax expense                                        1,970        1,591         4,063        3,139
                                                               --------     --------      --------     --------
     Net Income Before Cumulative Effect of Change
     in Accounting Principle                                      6,249        4,636        11,542        9,122
Cumulative effect of change in accounting
     principle, net of tax                                                                     (35)
                                                               --------     --------      --------     --------
                                                Net Income     $  6,249     $  4,636      $ 11,507     $  9,122
                                                               ========     ========      ========     ========

Net Income Per Share Before Cumulative
effect of Change in Accounting Principle
  Basic                                                        $    .54     $    .39      $   1.00     $    .78
  Diluted                                                           .54          .39           .99          .77
Net Income Per Share
  Basic                                                        $    .54     $    .39      $   1.00     $    .78
  Diluted                                                           .54          .39           .99          .77
Dividends Per Common Share
  Declared                                                     $    .16     $    .14      $    .32     $    .29
  Paid                                                              .16          .14           .31          .28

See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      Six months ended
                                                                                          June 30,
                                                                                    2001           2000
                                                                                 ----------     ----------
                                                                                        (unaudited)
                                                                                 -------------------------
                                                                                       (in thousands)
Net Income                                                                       $   11,507     $    9,122
                                                                                 ----------     ----------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                      197,634         69,804
    Disbursements for loans held for sale                                          (213,040)       (74,128)
    Provision for loan losses                                                         1,894          1,949
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               3,219          2,846
    Net gains on sales of real estate mortgage loans                                 (3,047)          (914)
    Net (gains) losses on sales of securities                                          (158)            16
    (Increase) decrease in deferred loan fees                                            70            232
    (Increase) decrease in accrued income and other assets                           (1,464)         1,882
    Increase (decrease) in accrued expenses and other liabilities                      (677)         3,647
                                                                                 ----------     ----------
                                                           Total Adjustments        (15,569)         5,334
                                                                                 ----------     ----------
                                          Net Cash from Operating Activities         (4,062)        14,456
                                                                                 ----------     ----------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                             5,084          5,830
  Proceeds from the maturity of securities available for sale                        10,946          1,430
  Proceeds from the maturity of securities held to maturity                                          3,079
  Principal payments received on securities available for sale                       11,582          5,452
  Principal payments received on securities held to maturity                                        13,252
  Purchases of securities available for sale                                        (27,396)       (31,292)
  Portfolio loans purchased                                                         (36,480)
  Principal payments on portfolio loans purchased                                     1,314          1,255
  Portfolio loans made to customers, net of principal payments received              (7,908)       (54,438)
  Capital expenditures                                                               (1,652)          (315)
                                                                                 ----------     ----------
                                          Net Cash from Investing Activities        (44,510)       (55,747)
                                                                                 ----------     ----------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                         (88,068)        59,410
  Net decrease in short-term borrowings                                             (18,570)       (15,022)
  Proceeds from Federal Home Loan Bank advances                                     465,500        203,866
  Payments of Federal Home Loan Bank advances                                      (317,897)      (210,331)
  Retirement of long-term debt                                                       (1,000)        (1,000)
  Dividends paid                                                                     (3,579)        (3,255)
  Proceeds from issuance of common stock                                              1,110            413
  Repurchase of common stock                                                         (4,957)          (806)
                                                                                 ----------     ----------
                                          Net Cash from Financing Activities         32,539         33,275
                                                                                 ----------     ----------
                                   Net Decrease in Cash and Cash Equivalents        (16,033)        (8,016)
Cash and Cash Equivalents at Beginning of Period                                     58,149         58,646
                                                                                 ----------     ----------
                                  Cash and Cash Equivalents at End of Period     $   42,116     $   50,630
                                                                                 ==========     ==========

Cash paid during the period for
  Interest                                                                       $   36,513     $   30,409
  Income taxes                                                                        4,296          1,300
Transfer of loans to other real estate                                                1,336          1,816
Transfer of securities held to maturity to available for sale                        20,098

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                             Six months ended
                                                                  June 30,
                                                            2001           2000
                                                          --------       --------
                                                                (unaudited)
                                                          --------       --------
                                                               (in thousands)

Balance at beginning of period                            $128,336       $113,746
  Net income                                                11,507          9,122
  Cash dividends declared                                   (3,679)        (3,369)
  Issuance of common stock                                   1,798            457
  Repurchase of common stock                                (4,957)          (806)
  Net change in accumulated other comprehensive
    income (loss), net of related tax effect (note 4)       (1,583)           645
                                                          --------       --------
Balance at end of period                                  $131,422       $119,795
                                                          ========       ========






See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 2001 and December 31, 2000, and the results of operations for the six-month periods ended June 30, 2001 and 2000.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $7.4 million at June 30, 2001, and $7.0 million at December 31, 2000. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods. The provision for income taxes for the three-month period ended June 30, 2001 also includes a benefit in the amount of $402,000 resulting from an adjustment of net deferred tax assets associated with an increase in the Registrant's statutory tax rate from 34% to 35%.

4. Comprehensive income for the three-month and the six-month periods ended June 30 follows:

                                                           Three months ended        Six months ended
                                                                June 30,                  June 30,
                                                           2001         2000         2001        2000
                                                         --------     --------     --------     --------
                                                                          (in thousands)
     Net income                                          $  6,249     $  4,636     $ 11,507     $  9,122
     Net change in unrealized gain on securities
       available for sale, net of related tax effect         (524)         214        1,692          645
     Cumulative effect of change in accounting
       principle, net of related tax effect                                            (731)
     Net change in unrealized loss on derivative
       instruments, net of related tax effect                (513)                   (2,544)
                                                         --------     --------     --------     --------
     Comprehensive income                                $  5,212     $  4,850     $  9,924     $  9,767
                                                         ========     ========     ========     ========

5. The Registrant's reportable segments are based upon legal entities. The Registrant has five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Independent Bank MSB ("IBMSB"), collectively the "Banks". The Registrant evaluates performance based principally on net income of the respective reportable segments. The Registrant anticipates that IB and IBMSB will be consolidated during the third quarter of this year. The consolidation is not expected to have a material impact on the Registrant's financial condition or results of operations.

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three-month and six-month periods ended June 30, follows:

Three months ended June 30,
                                  IB          IBWM         IBSM         IBEM        IBMSB       OTHER(1)        TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------    ----------
                                                                       (in thousands)
2001
  Total assets                $  468,495   $  359,526   $  227,979   $  324,443   $  462,999   $  (13,721)   $1,829,721
  Interest income                  9,229        7,855        4,457        5,809        8,046            9        35,405
  Net interest income              5,560        5,024        2,540        3,450        3,138         (523)       19,189
  Provision for loan losses          530          150           90          250          241                      1,261
  Income (loss) before
    income tax                     2,609        2,747        1,272        1,328        1,162         (899)        8,219
  Net income (loss)                1,842        1,871          943        1,038          879         (324)        6,249


2000
  Total assets                $  426,345   $  348,981   $  211,964   $  308,237   $  470,154   $    6,548    $1,772,229
  Interest income                  8,483        7,426        4,215        5,726        8,278            8        34,136
  Net interest income              4,940        4,453        2,371        3,366        3,236         (810)       17,556
  Provision for loan losses          845          135          200          120           92                      1,392
  Income (loss) before
    income tax                     1,850        2,040          929        1,194        1,321       (1,107)        6,227
  Net income (loss)                1,353        1,403          708          940        1,010         (778)        4,636

Six months ended June 30,
                                  IB          IBWM         IBSM         IBEM        IBMSB       OTHER(1)        TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------    ----------
                                                                       (in thousands)
2001
  Total assets                $  468,495   $  359,526   $  227,979   $  324,443   $  462,999   $  (13,721)   $ 1,829,721
  Interest income                 18,282       15,586        8,882       11,745       16,147           15         70,657
  Net interest income             10,783        9,588        5,023        6,851        6,182       (1,102)        37,325
  Provision for loan losses          680          300          180          400          334                       1,894
  Income (loss) before
    income tax                     5,068        5,155        2,389        2,678        2,225       (1,910)        15,605
  Net income (loss) before
    change in accounting
    principle                      3,569        3,507        1,771        2,082        1,677       (1,064)        11,542
  Net income (loss)                3,562        3,435        1,771        2,125        1,678       (1,064)        11,507


2000
  Total assets                $  426,345   $  348,981   $  211,964   $  308,237   $  470,154   $    6,548    $ 1,772,229
  Interest income                 16,574       14,463        8,149       11,327       16,618           10         67,141
  Net interest income              9,665        8,612        4,595        6,642        6,631       (1,431)        34,714
  Provision for loan losses          995          270          260          240          184                       1,949
  Income (loss) before
    income tax                     3,828        3,703        1,813        2,363        2,797       (2,243)        12,261
  Net income (loss)                2,768        2,560        1,391        1,860        2,116       (1,573)         9,122

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                            2001        2000        2001        2000
                                                          --------    --------    --------    --------
                                                            (in thousands, except per share amounts)
     Net income before cumulative effect of change in
       accounting principle                               $  6,249    $  4,636    $ 11,542    $  9,122
                                                          ========    ========    ========    ========
     Net income                                           $  6,249    $  4,636    $ 11,507    $  9,122
                                                          ========    ========    ========    ========

     Shares outstanding (Basic) (1)                         11,482      11,764      11,515      11,758
       Effect of dilutive securities - stock options           158          67         148          75
                                                          --------    --------    --------    --------
              Shares outstanding (Diluted)                  11,640      11,831      11,663      11,833
                                                          ========    ========    ========    ========
     Net income per share before cumulative effect of
       change in accounting principle
       Basic                                              $    .54    $    .39    $   1.00    $    .78
       Diluted                                                 .54         .39         .99         .77
     Net income per share
       Basic                                              $    .54    $    .39    $   1.00    $    .78
       Diluted                                                 .54         .39         .99         .77

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

The Registrant's derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                           June 30, 2001
                                                                              Average
                                                                  Notional   Maturity      Fair
                                                                   Amount     (years)      Value
                                                                  -------------------------------
                                                                       (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements     $ 51,000       6.6     $ (1,189)
                                                                  ===============================

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                        $176,000       2.3     $ (4,646)
   Interest-rate collar agreements                                  10,000       2.4         (316)
                                                                  -------------------------------
        Total                                                     $186,000       2.3     $ (4,962)
                                                                  ===============================
No hedge designation
   Pay variable interest-rate swap agreements                     $ 30,000       0.1     $     43
   Pay fixed interest-rate swap agreements                          39,000       0.4         (370)
   Interest-rate cap agreements                                     47,000       1.0            0
   Interest-rate floor agreements                                   13,000       1.3            0
   Rate-lock real estate mortgage loan commitments                  28,000       0.1         (390)
   Mandatory commitments to sell real estate mortgage loans         63,000       0.1          313
                                                                  -------------------------------
        Total                                                     $220,000       0.4     $   (404)
                                                                  ===============================

                                   (unaudited)

Risk Management Objectives and Strategies

The Banks have established interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Management monitors the Banks' interest rate risk position via simulation modeling reports (See "Asset/liability management"). The goal of the Banks' asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

Cash Flow Hedges

The Banks use variable rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of their balance sheets, which expose the Banks to variability in interest rates.

To meet their objectives, the Banks may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates ("Cash Flow Hedges"). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps and interest-rate collars.

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate collars, the Banks will receive cash if interest rates rise above a predetermined level while the Banks will make cash payments if interest rates fall below a predetermined level. The Banks effectively have variable rate debt with an established maximum and minimum rate.

Upon adoption of SFAS #133, the Banks recorded the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, the Banks will adjust their balance sheets to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the debt obligations affect earnings. It is anticipated that approximately $2.7 million, net of tax, of unrealized losses on Cash Flow Hedges at June 30, 2001 will become realized over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge is 6.3 years.

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

Upon adoption of SFAS #133, the Banks recorded Fair Value Hedges at fair value in accrued expenses and other liabilities. The hedged instruments were also recorded at fair value through the statement of operations, which offsets the adjustment to Fair Value Hedges. On an ongoing basis, the Banks will adjust their respective balance sheets to reflect the then current fair value. To the extent that the change in value of the Fair Value Hedges does not offset the change in the value of the hedged instruments, the ineffective portion is immediately recognized as interest expense.

                                   (unaudited)

No Hedge Designation

Certain financial derivative instruments, discussed in the following paragraphs, were not designated as hedges. The fair value of these derivative instruments have been recorded on the Banks' balance sheets and will be adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of interest rate swap agreements and option contracts, not designated as hedges, are recognized currently as interest expense.

Interest rate caps are used to help manage fluctuations in cash flows resulting from interest rate risk on certain short-term debt obligations. Under these agreements, the Banks will receive cash if interest rates rise above a predetermined level. Pay-fixed interest-rate swaps are also used to manage fluctuations in cash flows resulting from changes in interest rates on certain short-term debt obligations. Certain pay-variable swaps are also used to synthetically create sub-LIBOR debt. These swaps convert fixed rate brokered CDs with an original term of 1 year to 3 month LIBOR by entering into receive fixed, pay-variable interest-rate swaps.

In the ordinary course of business, the Banks enter into rate-lock real estate mortgage loan commitments with customers ("Rate Lock Commitments"). These commitments expose the Banks to interest rate risk. The Banks also enter into mandatory commitments to sell real estate mortgage loans ("Mandatory Commitments") to hedge price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect the Banks' loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently in gains on the sale of real estate mortgage loans. Interest expense and net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of derivative instruments, which are not designated as hedges.

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three- and six-months ended June 30, 2001 is as follows:


                                                                             Other
                                                                         Comprehensive
                                                            Net Income      Income        Total
                                                            ------------------------------------
                                                                         (in thousands)
     Change in fair value during the three-month period
       Option contracts not designated as
         hedges                                              $    (1)                    $    (1)
       Interest rate swap agreements not
         designated as hedges                                   (308)                       (308)
       Rate Lock Commitments                                    (278)                       (278)
       Mandatory Commitments                                     253                         253
       Fair value hedges                                           0                           0
       Ineffectiveness of cash flow hedges                       (23)                        (23)
       Cash flow hedges                                           13        $  (777)        (764)
       Reclassification adjustment                                             (464)        (464)
                                                             -------        -------      -------
         Total                                                  (344)        (1,241)      (1,585)
       Federal income tax                                       (120)          (434)        (554)
                                                             -------        -------      -------
         Net                                                 $  (224)       $  (807)     $(1,031)
                                                             =======        =======      =======

                                                                             Other
                                                                         Comprehensive
                                                            Net Income      Income        Total
                                                            ------------------------------------
                                                                         (in thousands)
     Change in fair value during the six-month period
       Option contracts not designated as
         hedges                                              $   (28)                    $   (28)
       Interest rate swap agreements not
         designated as hedges                                   (637)                       (637)
       Rate Lock Commitments                                    (390)                       (390)
       Mandatory Commitments                                     313                         313
       Fair value hedges                                          (4)                         (4)
       Ineffectiveness of cash flow hedges                       (19)                        (19)
       Cash flow hedges                                           46        $(3,811)      (3,765)
       Reclassification adjustment                                             (507)        (507)
                                                             -------        -------     --------
         Total                                                  (719)        (4,318)      (5,037)
       Federal income tax                                       (251)        (1,480)      (1,731)
                                                             -------        -------     --------
         Net                                                 $  (468)       $(2,838)    $ (3,306)
                                                             =======        =======     ========


The Banks transferred securities held to maturity with book values and market values of $20.1 million to available for sale upon adoption of SFAS #133.

                                   (unaudited)

8. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS #141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS #142"). These two statements will have a profound effect on how organizations account for business combinations and for the purchased goodwill and intangible assets that arise from those combinations or are acquired otherwise. SFAS #141 is effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001, and requires that such combinations be accounted for using the purchase method of accounting. SFAS #142 is effective for fiscal years beginning after December 15, 2001 and requires that the amortization of goodwill cease and that goodwill instead be reviewed for impairment. Management is currently reviewing these statements and their impact on the Registrant's financial position and results of operations.

Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interest in Securitized Financial Assets," ("EITF 99-20") was effective for the Registrant's quarter ended June 30, 2001. The adoption of EITF 99-20 did not have a material impact on the Registrant's financial condition or results of operations.


9. The results of operations for the three- and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and its subsidiary banks (the "Banks"). This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 2000 Annual Report on Form 10-K.

                               FINANCIAL CONDITION

SUMMARY Assets totaled $1.830 billion at June 30, 2001 compared to $1.784 billion at December 31, 2000. Increases in loans held for sale, commercial loans and installment loans were partially offset by declines in cash and due from banks and real estate mortgage loans.

Loans, excluding loans held for sale, ("Portfolio Loans") increased to $1.422 billion at June 30, 2001, from $1.380 billion at December 31, 2000. Commercial loans grew by $43.3 million to $424.4 million at June 30, 2001. Installment loans increased by $13.1 million and real estate mortgage loans decreased by $14.1 million in the first six months of 2001. See "Portfolio loans and asset quality."

Other borrowings increased $141.7 million in the first six months of 2001 due primarily to a shift in funding sources, as brokered certificates of deposits ("Brokered CDs"), which are included in time deposits, declined from $212.0 million at December 31, 2000 to $104.2 million at June 30, 2001. See "Deposits and borrowings."

SECURITIES The Banks maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities and mortgage-backed securities. The Banks also invest in capital securities, which include preferred stocks and trust preferred securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. See "Asset/liability management."

     SECURITIES

                                      Amortized       Unrealized          Fair
                                         Cost       Gains     Losses      Value
                                      ---------   --------   --------    --------
                                                     (in thousands)
     Securities available for sale
       June 30, 2001                   $234,408   $  5,698   $    217    $239,889
       December 31, 2000                214,526      3,486        565     217,447

     Securities held to maturity
       December 31, 2000               $ 20,098   $    200   $    187    $ 20,111

As permitted by Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") securities that were previously designated as held to maturity were reclassified to available for sale as of January 1, 2001. (See note #7 to Interim Consolidated Financial Statements.)

The purchase or sale of securities is dependent upon Management's assessment of investment and funding opportunities as well as the Banks' asset/liability management needs. The Banks sold securities designated as available for sale with aggregate market values of $2.9 million (at a net gain of $123,000) and $0.9 million (at no net gain or loss) for the three months ended June 30, 2001 and 2000, respectively. The Banks sold securities designated as available for sale with aggregate market values of $5.1 million (at a net gain of $158,000) and $5.8 million (at a net loss of $16,000) for the six months ended June 30, 2001 and 2000, respectively.

PORTFOLIO LOANS AND ASSET QUALITY Management believes that the Registrant's decentralized structure provides important advantages in serving the credit needs of the Banks' principal lending markets. In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators. Commercial loan participations with non-affiliated banks totaled approximately $7.2 million at June 30, 2001. Purchased real estate mortgage loans totaled approximately $68.9 million at June 30, 2001. During the second quarter of 2001, the Banks purchased $36.5 million of adjustable rate real estate mortgage loans from a non-affiliated bank. The properties securing these loans were located primarily in North Carolina, South Carolina and Virginia.

Although the Management and Board of Directors of each Bank retain authority and responsibility for credit decisions, each of the Banks has adopted uniform underwriting standards. Further, the Registrant's loan committee, as well as the centralization of commercial loan credit services and loan review functions, promotes compliance with these established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

The Banks generally retain loans that may be profitably funded within established risk parameters. See "Asset/liability management." As a result, the Banks may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate real estate mortgage loans are generally sold to mitigate exposure to changes in interest rates. See "Non-interest income."

     LOAN PORTFOLIO COMPOSITION

                                                                       June 30,     December 31,
                                                                         2001           2000
                                                                      ----------    ------------
                                                                            (in thousands)
     Real estate
       Residential first mortgages                                    $  587,513     $  597,472
       Residential home equity and other junior mortgages                183,161        177,343
       Construction and land development                                 155,546        144,401
       Other(1)                                                          281,949        262,246
     Consumer                                                            120,579        111,147
     Commercial                                                           74,620         66,574
     Agricultural                                                         18,573         20,481
                                                                      ----------     ----------
                                                      Total loans     $1,421,941     $1,379,664
                                                                      ==========     ==========

     (1) Includes loans secured by multi-family residential and non-farm, non-residential property.

The increase in construction and land development, other real estate and commercial loans principally reflects Management's emphasis on lending opportunities in these categories particularly within the Lansing and Grand Rapids, Michigan markets. The increase in consumer loans is primarily due to growth in automobile and recreational vehicle indirect lending. The decline in real estate mortgage loans is primarily due to a significant increase in principal payoffs due to refinancing activity associated with lower interest rates. Continued overall growth of Portfolio Loans is dependent upon a number of competitive and economic factors.

     NON-PERFORMING ASSETS

                                                           June 30,    December 31,
                                                             2001          2000
                                                           --------    ------------
                                                            (dollars in thousands)
     Non-accrual loans                                     $  5,368      $  5,200
     Loans 90 days or more past due and
       still accruing interest                                1,748         1,571
     Restructured loans                                         251           260
                                                           --------      --------
                            Total non-performing loans        7,367         7,031
     Other real estate                                        2,369         2,174
                                                           --------      --------
                           Total non-performing assets     $  9,736      $  9,205
                                                           ========      ========
     As a percent of Portfolio Loans
       Non-performing loans                                    0.52%         0.51%
       Non-performing assets                                   0.68          0.67
       Allowance for loan losses                               1.07          1.01
     Allowance for loan losses as a percent of
       non-performing loans                                     206           199

Non-performing loans increased by $0.3 million from December 31, 2000 and totaled $7.4 million, or 0.52%, of total Portfolio Loans at June 30, 2001. The increase in non-performing loans is primarily due to an increase in delinquencies on residential real estate mortgage loans. Management believes that such loans are well secured and do not represent a significant increase in risk of loss. Other real estate increased from $2.2 million at December 31, 2000 to $2.4 million at June 30, 2001.

Impaired loans totaled approximately $3.1 million at June 30, 2001. At that same date, certain impaired loans with a balance of approximately $0.2 million, had specific allocations of the allowance for loan losses, which totaled approximately $0.1 million. The Banks' average investment in impaired loans was approximately $3.6 million, for the six-month period ended June 30, 2001. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the six-month period ended June 30, 2001 was approximately $80,000.

     ALLOWANCE FOR LOAN LOSSES

                                                        Six months ended
                                                            June 30,
                                                      2001           2000
                                                    --------       --------
                                                         (in thousands)
     Balance at beginning of period                 $ 13,982       $ 12,985
     Additions (deduction)
       Provision charged to operating expense          1,894          1,949
       Recoveries credited to allowance                  302            355
       Loans charged against the allowance            (1,029)        (1,883)
                                                    --------       --------
     Balance at end of period                       $ 15,149       $ 13,406
                                                    ========       ========

     Net loans charged against the allowance to
       average Portfolio Loans (annualized)             0.10%          0.23%

In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. In its recent assessment of subjective factors, Management considered national and local economic trends, the performance of major stock indices, changes in consumer spending and consumer confidence and national and local employment trends which may indicate a slow down in the economy. Management also considered recent trends in adversely rated loans as well as the impact of slower economic conditions on the business prospects of the Banks' commercial customers.

     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                            June 30,    December 31,
                                                              2001          2000
                                                            --------    ------------
                                                                 (in thousands)
     Specific allocations                                   $    100      $    100
     Other adversely rated loans                               3,674         3,166
     Historical loss allocations                               4,972         4,717
     Additional allocations based on subjective factors        6,403         5,999
                                                            --------      --------
                                                            $ 15,149      $ 13,982
                                                            ========      ========


Loans charged against the allowance for loan losses, net of recoveries, were equal to an annualized 0.10% of average loans during the six months ended June 30, 2001, compared to an annualized 0.23% during the comparable period of 2000. The decline in net loans charged against the allowance in 2001 compared to 2000 relates primarily to a $0.9 million charge-off on a real estate development loan that was incurred in the second quarter of 2000. See "Provision for loan losses."

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits. Deposits, excluding Brokered CDs, totaled $1.198 billion at June 30, 2001, compared to $1.178 billion at December 31, 2000.

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

                                             June 30, 2001                   December 31, 2000
                                     -----------------------------     -----------------------------
                                                  Average                           Average
                                      Amount      Maturity    Rate      Amount      Maturity    Rate
                                     --------    ---------    ----     --------    ---------    ----
                                                           (dollars in thousands)
     Brokered CDs                    $104,192    3.4 years    6.15%    $212,010    3.5 years    6.73%
     Fixed rate FHLB advances         182,191    3.2 years    5.12       68,743    7.9 years    6.33
     Variable rate FHLB advances      144,000    0.3 years    4.53      114,345    0.2 years    6.69
     Federal Funds purchased           13,850        1 day    4.27       27,550        1 day    6.85
                                     ----------------------------------------------------------------
          Total                      $444,233    2.2 years    5.14     $422,648    3.1 years    6.67
                                     ================================================================

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB") increased to $337.8 million at June 30, 2001, from $196.0 million at December 31, 2000. The increase in FHLB borrowings primarily reflects a shift away from Brokered CDs, the rates on which have lagged the general decline in market interest rates. Brokered CD's declined by $107.8 million during the first six months of 2001. In July 2001 the rates on Brokered CD's became more comparable to similar term FHLB borrowings. In the third quarter of 2001 the Banks anticipate swapping approximately $50 million of seasoned real estate mortgage loans for Federal Home Loan Mortgage Corporation ("FHLMC") mortgage backed securities ("MBS"). The Banks may utilize the FHLMC MBS as security for reverse repurchase agreements, providing an additional source of liquidity.

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

Acquisitions of the Registrant's common stock are also an integral component of Management's capital management strategies. On July 18, 2001 the Registrant announced that its Board of Directors had authorized it to acquire an additional 500,000 shares of its common stock in open market transactions. The Registrant's authority to purchase shares of its common stock under this authorization expires on July 16, 2002.

The Registrant has purchased approximately 409,000 shares of its common stock from September 1, 2000 to June 30, 2001 at an average price of $19.14 per share pursuant to a previously announced repurchase program, which also authorized the purchase of up to 500,000 shares. This repurchase program expires on September 30, 2001. Shares acquired by the Registrant pursuant to these repurchase plans will be used for stock dividends and for the Registrant's obligations to issue shares under various incentive or stock option plans.

     CAPITALIZATION

                                                   June 30,     December 31,
                                                     2001           2000
                                                   --------     ------------
                                                        (in thousands)
     Unsecured debt                                $ 10,500       $ 11,500
     Preferred Securities                            17,250         17,250
     Shareholders' Equity
       Preferred stock, no par value
       Common Stock, par value $1.00 per share       11,497         11,610
       Capital surplus                               74,209         77,255
       Retained earnings                             45,372         37,544
       Accumulated other comprehensive income           344          1,927
                                                   --------       --------
               Total shareholders' equity           131,422        128,336
                                                   --------       --------
               Total capitalization                $159,172       $157,086
                                                   ========       ========

Shareholders' equity totaled $131.4 million at June 30, 2001. The increase from $128.3 million at December 31, 2000 reflects the retention of earnings as well as the issuance of common stock pursuant to various equity-based incentive compensation plans, partially offset by cash dividends declared, stock repurchases and a decline in other comprehensive income. Shareholders' equity was equal to 7.18% of total assets at June 30, 2001, compared to 7.19% at December 31, 2000.

     CAPITAL RATIOS

                                                          June 30, 2001   December 31, 2000
                                                          -------------   -----------------
     Equity capital                                            7.18%             7.19%
     Average shareholders equity to average assets(1)          7.27              6.92
     Tier 1 leverage (tangible equity capital)                 7.58              7.26
     Tier 1 risk-based capital                                 9.75              9.68
     Total risk-based capital                                 10.85             10.74

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

Management employs simulation analyses to monitor the Banks' interest-rate risk profiles and evaluate potential changes in the Banks' net interest income and market value of portfolio equity that result from changes in interest rates. (See note #7 to Interim Consolidated Financial Statements.)

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $6,249,000 and $11,507,000 during the three- and six-month periods ended June 30, 2001. Increases from the comparable periods in 2000 principally reflect increases in net interest income, service charges on deposit accounts and net gains on the sale of real estate mortgage loans, partially offset by an increase in non-interest expense.

     KEY PERFORMANCE RATIOS

                                 Three months             Six months
                                ended June 30,          ended June 30,
                               2001        2000        2001        2000
                              ------------------      ------------------
Net income to
  Average assets                1.41%       1.07%       1.31%       1.06%
  Average equity               19.47       15.74       18.01       15.76

Earnings per common share
  Basic                       $ 0.54      $ 0.39      $ 1.00      $  .78
  Diluted                       0.54        0.39        0.99         .77


NET INTEREST INCOME Tax equivalent net interest income increased by 8.8% to $20.1 million and by 7.0% to $39.2 million, respectively, during the three- and six-month periods in 2001. Increases from the comparable periods of 2000 reflect increases in average earning assets as well as an increase in tax equivalent net interest income as a percent of average earning assets ("Net Yield").

Average earning assets totaled $1.671 billion and $1.665 billion during the three- and six-month periods in 2001, respectively. The increases from the corresponding periods of 2000 principally reflect increases in Portfolio Loans.

Net Yield increased by 27 basis points to 4.82% during the three-month period in 2001 and by 17 basis points to 4.71% during the six-month period in 2001 compared to the like periods in 2000. In addition to an increase in Portfolio Loans as a percent of average earning assets, the increase in Net Yield is also due to a decline in the Banks' cost of funds due to lower rates on borrowings associated with the decline in market interest rates and increased levels of lower cost core deposits.

     NET INTEREST INCOME AND SELECTED RATIOS

                                                  Three months                     Six months
                                                 ended June 30,                  ended June 30,
                                              2001            2000            2001            2000
                                           ----------      ----------      ----------      ----------
Average earning assets (in thousands)      $1,670,563      $1,626,282      $1,664,557      $1,614,544
Tax equivalent net interest income             20,128          18,494          39,168          36,605

As a percent of average earning assets
  Tax equivalent interest income                 8.71%           8.64%           8.75%           8.58%
  Interest expense                               3.89            4.09            4.04            4.04
  Tax equivalent net interest income             4.82            4.55            4.71            4.54

Average earning assets as a
  percent of average assets                     93.86%          93.71%          93.97%          93.58%

Free-funds ratio                                11.01%           9.23%          10.74%           8.91%


PROVISION FOR LOAN LOSSES The provision for loan losses was $1.3 million during the three months ended June 30, 2001, compared to $1.4 million during the three-month period in 2000. During the six-month periods ended June 30, 2001 and 2000, the provision was $1.9 million and $2.0 million, respectively. The decrease in the provision reflects Management's assessment of the allowance for loan losses. The second quarter 2001 provision reflects the overall growth and change in mix in Portfolio Loans and the internal classification of certain multi-family real estate mortgage loans into a higher risk category due to lower debt service coverage ratios. The provision in the second quarter of 2000 reflected the default by a land development company on loans totaling $2.2 million. See "Portfolio Loans and asset quality."

NON-INTEREST INCOME Non-interest income totaled $7.3 million during the three months ended June 30, 2001, a $2.5 million increase from $4.8 million during the comparable period in 2000. Non-interest income increased to $12.3 million during the six months ended June 30, 2001, from $9.0 million a year earlier.

A significant increase in the Banks' mortgage lending activities (due primarily to increased refinancing activity spurred by lower interest rates) has had a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans increased by $1.5 million and $2.1 million during the three and six months ended June 30, 2001 compared to the same periods in 2000. During the second quarter of 2001, the volume of real estate mortgage loans originated and sold increased by $95.5 million and $87.0 million, respectively, compared to the second quarter of 2000. Net gains as a percentage of real estate mortgage loans sold increased to 1.60% in the second quarter of 2001 from 1.30% in the second quarter of 2000. The increase in gains as a percentage of real estate mortgage loans sold is primarily due to the Banks sale of a majority of real estate mortgage loans on a "service-released" basis. As a result, the Banks are retaining less servicing rights, compared to prior periods, which may result in continued declines in mortgage loan servicing income in future periods. Service charges on deposit accounts increased by 32% to $2.3 million and by 27% to $4.1 million during the three- and six-month periods ended June 30, 2001, respectively compared to the same periods in 2000. Increases in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations.

Title insurance fees increased substantially for both the three- and six-month periods in 2001 compared to 2000 as a result of the growth in mortgage lending volume associated with increased refinancing activity. Real estate mortgage loan servicing fees declined in 2001 compared to 2000. The second quarter of 2001 included $150,000 in additional amortization of capitalized mortgage servicing rights as a result of an acceleration in prepayment activity. In addition, the average balance of mortgage loans serviced for others has declined as the Banks are selling the majority of newly originated mortgage loans on a "service-released" basis. Mutual fund and annuity commissions have also declined in 2001 compared to 2000 due primarily to lower sales volumes.

NON-INTEREST INCOME

                                             Three months ended      Six months ended
                                                   June 30,              June 30,
                                               2001       2000       2001        2000
                                             --------   --------   --------    --------
                                                          (in thousands)
Service charges on deposit accounts          $  2,265   $  1,710   $  4,083    $  3,211
Net gains on asset sales
  Real estate mortgage loans                    2,052        534      3,047         914
  Securities                                      123                   158         (16)
Manufactured home loan origination fees
  and commissions                                 676        514      1,029       1,022
Title insurance fees                              562        242        848         402
Real estate mortgage loan servicing fees          165        372        556         748
Mutual fund and annuity commissions               218        337        390         742
Other                                           1,277      1,115      2,233       1,945
                                             --------   --------   --------    --------
      Total non-interest income              $  7,338   $  4,824   $ 12,344    $  8,968
                                             ========   ========   ========    ========

The volume of loans sold is dependent upon the Banks' ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that the Banks cannot profitably fund within established interest-rate risk parameters. See "Portfolio loans and asset quality." Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as the Banks' ability to effectively manage exposure to changes in interest rates.

The Banks capitalized approximately $0.2 million and $0.5 million of related servicing rights during the six-month periods ended June 30, 2001 and 2000, respectively. Amortization of capitalized servicing rights for those periods were $0.7 million and $0.5 million, respectively. The book value of capitalized mortgage servicing rights was $4.1 million at June 30, 2000. The fair value of capitalized servicing rights, which relate to approximately $713 million of real estate mortgage loans sold and serviced, approximated $6.0 million at that same date.

                                                         Three months ended       Six months ended
                                                              June 30,                June 30,
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
                                                                       (in thousands)
Real estate mortgage loans originated                   $192,081    $ 96,618    $308,052    $163,572
Real estate mortgage loan sales                          128,073      41,115     194,587      68,890
Real estate mortgage loan servicing rights sold          112,481       8,351     170,400      10,993
Net gains on the sale of real estate mortgage loans        2,052         534       3,047         914
Net gains as a percent of real estate mortgage
  loans sold                                                1.60%       1.30%       1.57%       1.33%

NON-INTEREST EXPENSE Non-interest expense increased by $2.3 million to $17.0 million and by $2.7 million to $32.2 million during the three- and six-month periods ended June 30, 2001, respectively, compared to the like periods in 2000. Increased costs for health care insurance as well as salary increases and staff additions related to the growth of the Company, contributed to the increase in non-interest expense.

NON-INTEREST EXPENSE

                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                        2001        2000        2001        2000
                                      --------    --------    --------    --------
                                                     (in thousands)
Salaries                              $  6,519    $  5,717    $ 12,699    $ 11,541
Performance-based compensation
  and benefits                           1,857       1,310       2,942       2,511
Other benefits                           1,415       1,270       2,772       2,637
                                      --------    --------    --------    --------
  Salaries and benefits                  9,791       8,297      18,413      16,689
Occupancy, net                           1,183       1,119       2,473       2,297
Furniture and fixtures                   1,109       1,092       2,167       2,233
Communications                             577         529       1,165       1,094
Data processing                            583         664       1,137       1,357
Advertising                                633         587       1,134       1,044
Loan and collection                        608         336       1,073         643
Amortization of intangible assets          425         432         852         864
Supplies                                   460         368         883         763
Other                                    1,678       1,337       2,873       2,488
                                      --------    --------    --------    --------
      Total non-interest expense      $ 17,047    $ 14,761    $ 32,170    $ 29,472
                                      ========    ========    ========    ========

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant have occurred since December 31, 2000.

Part II

Item 4.   Submission of Matters to a Vote of Security-Holders

          The Registrant's Annual Meeting of Shareholders was held on April 17, 2001. As described in the Registrant's proxy statement, dated March 16, 2001, matters considered at that meeting were:

     (1)  Election of three nominees to the board of directors

          Jeffrey A. Bratsburg, Charles A. Palmer, and Charles C. Van Loan were elected to serve three-year terms expiring in 2004.

          Directors whose term of office as a director continued after the meeting were Robert L. Hetzler, Robert J. Leppink, Arch V. Wright, Jr., Keith E. Bazaire, Terry L. Haske, and Thomas F. Kohn.


Item 6.   Exhibits & Reports on Form 8-K

     (a)  Exhibit Number & Description

          11.  Computation of Earnings Per Share

     (b)  Reports on Form 8-K

          During the quarter ended June 30, 2001, there were no reports filed on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date    August 10, 2001           By /s/ Robert N. Shuster
    ----------------------          --------------------------------------------
                                       Robert N. Shuster, Principal Financial
                                                     Officer

Date    August 10, 2001           By /s/ James J. Twarozynski
    ----------------------          --------------------------------------------
                                       James J. Twarozynski, Principal
                                                     Accounting Officer