Form 10-Q
period 2001-09-30
INDEPENDENT BANK CORP /MI/
filed 2001-11-08
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       ------------------

Commission file number   0-7818
                      ---------

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                                     38-2032782
-------------------------------------         ----------------------------------
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
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       YES   X      NO
                                                            -----       -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1                        11,909,036
----------------------------------------   -------------------------------------
               Class                          Outstanding at November 7, 2001

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page
                                                                                                   Number(s)
                                                                                                   ---------
PART I -        Financial Information
                ---------------------

Item 1.         Consolidated Statements of Financial Condition
                  September 30, 2001 and December 31, 2000                                              2

                Consolidated Statements of Operations
                  Three- and nine-month periods ended September 30, 2001 and 2000                       3

                Consolidated Statements of Cash Flows
                  Nine-month periods ended September 30, 2001 and 2000                                  4

                Consolidated Statements of Shareholders' Equity
                  Nine-month periods ended September 30, 2001 and 2000                                  5

                Notes to Interim Consolidated Financial Statements
                  Three- and nine-month periods ended September 30, 2001 and 2000                       6-12

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   13-22

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                              22

PART II -       Other Information
                -----------------

Item 6.         Exhibits & Reports on Form 8-K                                                          23

Part I
Item 1.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                     September 30,      December 31,
                                                                                         2001               2000
                                                                                    ----------------  ----------------
                                                                                               (unaudited)
                                                                                    ----------------------------------
Assets                                                                                       (in thousands)
Cash and due from banks                                                            $      51,744    $       58,149
Securities available for sale                                                            298,038           217,447
Securities held to maturity (fair value of $20.1 million at December 31, 2000)                              20,098
Federal Home Loan Bank stock, at cost                                                     21,266            19,612
Loans held for sale                                                                       37,733            20,817
Loans
  Commercial                                                                             450,875           381,066
  Real estate mortgage                                                                   696,196           772,223
  Installment                                                                            245,693           226,375
                                                                                    -------------    --------------
                                                                       Total Loans     1,392,764         1,379,664
  Allowance for loan losses                                                              (15,762)          (13,982)
                                                                                    -------------    --------------
                                                                         Net Loans     1,377,002         1,365,682
Property and equipment, net                                                               34,339            34,757
Accrued income and other assets                                                           48,035            47,229
                                                                                    -------------    --------------
                                                                      Total Assets $   1,868,157    $    1,783,791
                                                                                    =============    ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                             $     151,261    $      140,945
  Savings and NOW                                                                        585,153           576,621
  Time                                                                                   635,677           672,334
                                                                                    -------------    --------------
                                                                    Total Deposits     1,372,091         1,389,900
Federal funds purchased                                                                   25,700            27,550
Other borrowings                                                                         285,704           196,032
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                              17,250            17,250
Accrued expenses and other liabilities                                                    35,788            24,723
                                                                                    -------------    --------------
                                                                 Total Liabilities     1,736,533         1,655,455
                                                                                    -------------    --------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--30,000,000 shares authorized;
    issued and outstanding:  11,940,038 shares at September 30, 2001
    and 11,609,524 shares at December 31, 2000                                            11,940            11,610
  Capital surplus                                                                         84,734            77,255
  Retained earnings                                                                       34,864            37,544
  Accumulated other comprehensive income                                                      86             1,927
                                                                                    -------------    --------------
                                                        Total Shareholders' Equity       131,624           128,336
                                                                                    -------------    --------------
                                        Total Liabilities and Shareholders' Equity $   1,868,157    $    1,783,791
                                                                                    =============    ==============




See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                 2001          2000         2001          2000
                                                              -----------   -----------  -----------   -----------
                                                                    (unaudited)                 (unaudited)
                                                              -------------------------  -------------------------
Interest Income                                                    (in thousands, except per share amounts)
  Interest and fees on loans                                 $    31,606  $     31,011  $     94,296  $    89,121
  Securities available for sale
    Taxable                                                        2,451         2,013         6,809        5,506
    Tax-exempt                                                     1,485         1,353         4,326        4,299
  Securities held to maturity
    Taxable                                                                        543                      2,048
    Tax-exempt                                                                     123                        430
  Other investments                                                  378           421         1,146        1,201
                                                              -----------  ------------  ------------  -----------
                                     Total Interest Income        35,920        35,464       106,577      102,605
                                                              -----------  ------------  ------------  -----------
Interest Expense
  Deposits                                                        10,601        13,690        34,960       37,913
  Other borrowings                                                 5,007         3,878        13,980       12,082
                                                              -----------  ------------  ------------  -----------
                                    Total Interest Expense        15,608        17,568        48,940       49,995
                                                              -----------  ------------  ------------  -----------
                                       Net Interest Income        20,312        17,896        57,637       52,610
Provision for loan losses                                          1,061           657         2,955        2,606
                                                              -----------  ------------  ------------  -----------
       Net Interest Income After Provision for Loan Losses        19,251        17,239        54,682       50,004
                                                              -----------  ------------  ------------  -----------
Non-interest Income
  Service charges on deposit accounts                              2,808         1,794         6,891        5,005
  Net gains on asset sales
    Real estate mortgage loans                                     1,294           631         4,341        1,545
    Securities                                                                      28           158           12
  Other income                                                     2,856         2,524         7,912        7,383
                                                              -----------  ------------  ------------  -----------
                                 Total Non-interest Income         6,958         4,977        19,302       13,945
                                                              -----------  ------------  ------------  -----------
Non-interest Expense
  Salaries and employee benefits                                   9,585         8,438        27,998       25,127
  Occupancy, net                                                   1,229         1,157         3,702        3,454
  Furniture and fixtures                                           1,040         1,064         3,207        3,297
  Other expenses                                                   5,624         4,049        14,741       12,302
                                                              -----------  ------------  ------------  -----------
                                Total Non-interest Expense        17,478        14,708        49,648       44,180
                                                              -----------  ------------  ------------  -----------
                          Income Before Federal Income Tax         8,731         7,508        24,336       19,769
Federal income tax expense                                         2,486         2,049         6,549        5,188
                                                              -----------  ------------  ------------  -----------
     Net Income Before Cumulative Effect of Change
     in Accounting Principle                                       6,245         5,459        17,787       14,581
Cumulative effect of change in accounting
     principle, net of tax                                                                       (35)
                                                              -----------  ------------  ------------  -----------
                                        Net Income           $     6,245  $      5,459  $     17,752  $    14,581
                                                              ===========  ============  ============  ===========
Net Income Per Share Before Cumulative
  Effect of Change in Accounting Principle
  Basic                                                      $       .52  $        .44  $       1.47  $      1.18
  Diluted                                                            .51           .44          1.45         1.17
Net Income Per Share
  Basic                                                      $       .52  $        .44  $       1.47  $      1.18
  Diluted                                                            .51           .44          1.45         1.17
Dividends Per Common Share
  Declared                                                   $       .15  $        .14  $        .46  $       .41
  Paid                                                               .15           .14           .45          .41

See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                  2001          2000
                                                                              ----------------------------
                                                                                      (unaudited)
                                                                              ----------------------------
                                                                                    (in thousands)
Net Income                                                                    $      17,752  $     14,581
                                                                               -------------  ------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                      298,314       115,460
    Disbursements for loans held for sale                                          (310,889)     (116,814)
    Provision for loan losses                                                         2,955         2,606
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               4,815         5,051
    Net gains on sales of real estate mortgage loans                                 (4,341)       (1,545)
    Net gains on sales of securities                                                   (158)          (12)
    Decrease in deferred loan fees                                                      269           178
    (Increase) decrease in accrued income and other assets                           (2,084)          794
    Increase in accrued expenses and other liabilities                                4,241         6,548
                                                                               -------------  ------------
                                                                                     (6,878)       12,266
                                                                               -------------  ------------
                                          Net Cash from Operating Activities         10,874        26,847
                                                                               -------------  ------------

Cash Flow from Investing Activities
  Proceeds from the sale of securities available for sale                             5,084        19,605
  Proceeds from the maturity of securities available for sale                        13,266         1,930
  Proceeds from the maturity of securities held to maturity                                         4,899
  Principal payments received on securities available for sale                       17,446         7,057
  Principal payments received on securities held to maturity                                       24,221
  Purchases of securities available for sale                                        (92,245)      (38,839)
  Purchases of securities held to maturity                                                           (500)
  Portfolio loans purchased                                                         (36,480)
  Principal payments on portfolio loans purchased                                     1,942         2,115
  (Increase) decrease in portfolio loans made to customers, net of
    principal payments received                                                      19,994       (74,961)
  Capital expenditures                                                               (2,879)         (983)
                                                                               -------------  ------------
                                          Net Cash from Investing Activities        (73,872)      (55,456)
                                                                               -------------  ------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                         (17,809)       78,192
  Net increase (decrease) in short-term borrowings                                   22,806       (41,781)
  Proceeds from Federal Home Loan Bank advances                                     739,500       225,866
  Payments of Federal Home Loan Bank advances                                      (673,484)     (233,412)
  Payments of long-term debt                                                         (1,000)       (1,500)
  Dividends paid                                                                     (5,418)       (4,941)
  Proceeds from issuance of common stock                                              2,186           710
  Repurchase of common stock                                                        (10,188)       (1,582)
                                                                               -------------  ------------
                                          Net Cash from Financing Activities         56,593        21,552
                                                                               -------------  ------------
                                   Net Decrease in Cash and Cash Equivalents         (6,405)       (7,057)
Cash and Cash Equivalents at Beginning of Period                                     58,149        58,646
                                                                               -------------  ------------
                                  Cash and Cash Equivalents at End of Period  $      51,744  $     51,589
                                                                               =============  ============

Cash paid during the period for
  Interest                                                                   $       50,378  $     47,917
  Income taxes                                                                        4,296         1,300
Transfer of loans to other real estate                                                1,797         2,188
Transfer of securities held to maturity to available for sale                        20,098
See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                 Nine months ended
                                                                                    September 30,
                                                                                  2001         2000
                                                                               -----------  ------------
                                                                                       (unaudited)
                                                                               -------------------------
                                                                                    (in thousands)
Balance at beginning of period                                                $   128,336  $    113,746
  Net income                                                                       17,752        14,581
  Cash dividends declared                                                          (5,501)       (5,061)
  Issuance of common stock                                                          3,066           753
  Repurchase of common stock                                                      (10,188)       (1,582)
  Allocation of ESOP shares                                                                          64
  Net change in accumulated other comprehensive
    income (loss), net of related tax effect (note 4)                              (1,841)        1,837
                                                                               -----------  ------------
Balance at end of period                                                      $   131,624  $    124,338
                                                                               ===========  ============




















See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 2001 and December 31, 2000, and the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $7.9 million at September 30, 2001, and $7.0 million at December 31, 2000. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods. The provision for income taxes for the nine-month period ended September 30, 2001 includes a benefit in the amount of $402,000 resulting from an adjustment of net deferred tax assets associated with an increase in the Registrant's statutory tax rate from 34% to 35%. The adjustment was recognized during the three-month period ended June 30, 2001.

4. Comprehensive income for the three-month and the nine-month periods ended September 30 follows:

                                                             Three months ended          Nine months ended
                                                                September 30,               September 30,
                                                             2001           2000         2001            2000
                                                           ---------      ----------   ----------      ---------
                                                                              (in thousands)
      Net income                                          $   6,245      $    5,459   $   17,752      $  14,581
      Net change in unrealized gain on securities
        available for sale, net of related tax effect         2,125           1,192        3,817          1,837
      Cumulative effect of change in accounting
        principle, net of related tax effect                                                (731)
      Net change in unrealized loss on derivative
        instruments, net of related tax effect               (2,383)                      (4,927)
                                                           ---------      ----------   ----------      ---------
      Comprehensive income                                $   5,987      $    6,651   $   15,911      $  16,418
                                                           =========      ==========   ==========      =========

5. The Registrant's reportable segments are based upon legal entities. The Registrant has four reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM") and Independent Bank East Michigan ("IBEM"), collectively the "Banks." The Registrant evaluates performance based principally on net income of the respective reportable segments. The Registrant consolidated two segments, IB and Independent Bank MSB, during the third quarter of this year. The consolidation is not expected to have a material impact on the Registrant's financial condition or results of operations. Prior period financial information has been restated to reflect the consolidation.

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three-month and nine-month periods ended September 30, follows:

Three months ended September 30,
                                   IB          IBWM        IBSM         IBEM         OTHER(1)        TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2001
  Total assets                $    885,122 $    368,057 $    286,336 $    324,173 $      4,469    $ 1,868,157
  Interest income                   17,114        8,006        4,780        6,015            5         35,920
  Net interest income                9,302        5,085        2,826        3,614         (515)        20,312
  Provision for loan losses            291          400           90          280                       1,061
  Income (loss) before
    income tax                       4,568        2,276        1,466        1,350         (929)         8,731
  Net income (loss)                  3,285        1,571        1,073        1,052         (736)         6,245


2000
  Total assets                $    890,683 $    346,695 $    212,525 $    313,095 $      7,674    $ 1,770,672
  Interest income                   17,191        7,748        4,530        5,990            5         35,464
  Net interest income                8,239        4,490        2,501        3,373         (707)        17,896
  Provision for loan losses            342          135           60          120                         657
  Income (loss) before
    income tax                       3,609        2,273        1,288        1,320         (982)         7,508
  Net income (loss)                  2,625        1,551          967        1,023         (707)         5,459

Nine months ended September 30,
                                   IB          IBWM         IBSM         IBEM        OTHER(1)        TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2001
  Total assets                $    885,122 $    368,057 $    286,336 $    324,173 $      4,469    $ 1,868,157
  Interest income                   51,543       23,592       13,662       17,760           20        106,577
  Net interest income               26,267       14,673        7,849       10,465       (1,617)        57,637
  Provision for loan losses          1,305          700          270          680                       2,955
  Income (loss) before
    income tax                      11,861        7,431        3,855        4,028       (2,839)        24,336
  Net income (loss) before
    change in accounting
    principle                        8,531        5,078        2,844        3,134       (1,800)        17,787
  Net income (loss)                  8,525        5,006        2,844        3,177       (1,800)        17,752


2000
  Total assets                $    890,683 $    346,695 $    212,525 $    313,095 $      7,674    $ 1,770,672
  Interest income                   50,383       22,211       12,679       17,317           15        102,605
  Net interest income               24,535       13,102        7,096       10,015       (2,138)        52,610
  Provision for loan losses          1,521          405          320          360                       2,606
  Income (loss) before
    income tax                      10,234        5,976        3,101        3,683       (3,225)        19,769
  Net income (loss)                  7,509        4,111        2,358        2,883       (2,280)        14,581

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

                                                                     Three months ended          Nine months ended
                                                                       September 30,               September 30,
                                                                     2001           2000        2001            2000
                                                                  ----------     ----------   ---------      ----------
                                                                        (in thousands, except per share amounts)
     Net income before cumulative effect of change in
       accounting principle                                      $    6,245     $    5,459   $  17,787      $   14,581
                                                                  ==========     ==========   =========      ==========
     Net income                                                  $    6,245     $    5,459   $  17,752      $   14,581
                                                                  ==========     ==========   =========      ==========

     Shares outstanding (Basic) (1)                                  12,066         12,344      12,082          12,345
       Effect of dilutive securities - stock options                    226            116         179              91
                                                                  ----------     ----------   ---------      ----------
              Shares outstanding (Diluted)                           12,292         12,460      12,261          12,436
                                                                  ==========     ==========   =========      ==========
     Net income per share before cumulative effect of
       change in accounting principle
       Basic                                                     $      .52     $      .44   $    1.47      $     1.18
       Diluted                                                          .51            .44        1.45            1.17
     Net income per share
       Basic                                                     $      .52     $      .44   $    1.47      $     1.18
       Diluted                                                          .51            .44        1.45            1.17

     (1) Shares outstanding have been adjusted for a 5% stock dividend in 2001.

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

The Registrant's derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                        September 30, 2001
                                                                                             Average
                                                                                Notional     Maturity      Fair
                                                                                 Amount      (years)       Value
                                                                              --------------------------------------
                                                                                      (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                     $ 49,000          7.0         $64
                                                                              ======================================

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                                        $186,000          2.1     $(8,135)
   Interest-rate collar agreements                                                  10,000          2.1        (563)
                                                                              --------------------------------------
        Total                                                                     $196,000          2.1     $(8,698)
                                                                              ======================================

No hedge designation
   Pay fixed interest-rate swap agreements                                        $ 37,000          0.2     $  (235)
   Interest-rate cap agreements                                                     47,000          0.7           0
   Interest-rate floor agreements                                                   10,000          1.0
                                                                                                                  0
   Rate-lock real estate mortgage loan commitments                                  30,000          0.1         266
   Mandatory commitments to sell real estate mortgage loans                         66,000          0.1        (622)
                                                                              --------------------------------------
        Total                                                                     $190,000          0.3     $  (591)
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

Upon adoption of SFAS #133, the Banks recorded the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, the Banks will adjust their balance sheets to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the debt obligations affect earnings. It is anticipated that approximately $4.0 million, net of tax, of unrealized losses on Cash Flow Hedges at September 30, 2001 will become realized over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge is 6.1 years.

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

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three- and nine-months ended September 30, 2001 is as follows:


                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-month period
        Option contracts not designated as
          hedges                                 $               (1)                       $                (1)
        Interest rate swap agreements not
          designated as hedges                                   91                                         91
        Rate Lock Commitments                                   (47)                                       (47)
        Mandatory Commitments                                  (232)                                      (232)
        Fair value hedges                                        43                                         43
        Ineffectiveness of cash flow hedges                     (25)                                       (25)
        Cash flow hedges                                       (124) $             (4,580)              (4,704)
        Reclassification adjustment                                                   968                  968
                                                  -------------------------------------------------------------
          Total                                                (295)               (3,612)              (3,907)
        Federal income tax                                     (100)               (1,229)              (1,329)
                                                  ------------------   -------------------  -------------------
          Net                                    $             (195)  $            (2,383) $            (2,578)
                                                  ==================   ===================  ===================

                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the nine-month period
        Option contracts not designated as
          hedges                                 $              (29)                       $               (29)
        Interest rate swap agreements not
          designated as hedges                                 (546)                                      (546)
        Rate Lock Commitments                                   266                                        266
        Mandatory Commitments                                  (622)                                      (622)
        Fair value hedges                                        39                                         39
        Ineffectiveness of cash flow hedges                     (44)                                       (44)
        Cash flow hedges                                        (78)  $            (8,941)              (9,019)
        Reclassification adjustment                                                 1,475                1,475
                                                  -------------------------------------------------------------
          Total                                              (1,014)               (7,466)              (8,480)
        Federal income tax                                     (345)               (2,539)              (2,884)
                                                  ------------------   -------------------  -------------------
          Net                                    $             (669)  $            (4,927) $            (5,596)
                                                  ==================   ===================  ===================

The Banks transferred securities held to maturity with book values and market values of $20.1 million to available for sale upon adoption of SFAS #133.

                                   (unaudited)

8. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS #141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS #142"). These two statements will have a profound effect on how organizations account for business combinations and for the purchased goodwill and intangible assets that arise from those combinations or are acquired otherwise. SFAS #141 is effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001, and requires that such combinations be accounted for using the purchase method of accounting. SFAS #142 is effective for fiscal years beginning after December 15, 2001 and requires that the amortization of goodwill cease and that goodwill instead only be reviewed for impairment. The Registrant is currently amortizing approximately $0.7 million, net of tax, of goodwill annually. It is expected that this amortization will cease upon adoption of SFAS #142 on January 1, 2002. Management is currently evaluating impairment of goodwill which is not expected to have a material impact on the Registrant's financial condition or results of operations.

Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interest in Securitized Financial Assets," ("EITF 99-20") was effective for the Registrant's quarter ended June 30, 2001. The adoption of EITF 99-20 did not have a material impact on the Registrant's financial condition or results of operations.

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS #144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS #144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS #144 is not expected to have a material impact on the Registrant's financial condition or results of operations.

9. The results of operations for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

The following section presents additional information that may be necessary to assess the financial condition and results of operations of the Registrant and the Banks. This section should be read in conjunction with the consolidated financial statements contained elsewhere in this report as well as the Registrant's 2000 Annual Report on Form 10-K.

                               FINANCIAL CONDITION

SUMMARY Assets totaled $1.868 billion at September 30, 2001 compared to $1.784 billion at December 31, 2000. Increases in securities available for sale, loans held for sale, commercial loans and installment loans were partially offset by declines in cash and due from banks, securities held to maturity and real estate mortgage loans.

Loans, excluding loans held for sale, ("Portfolio Loans") increased to $1.393 billion at September 30, 2001, from $1.380 billion at December 31, 2000. Commercial loans grew by $69.8 million to $450.9 million at September 30, 2001. Installment loans increased by $19.3 million and real estate mortgage loans decreased by $76.0 million in the first nine months of 2001. See "Portfolio loans and asset quality."

Other borrowings increased $89.7 million in the first nine months of 2001 due primarily to a shift in funding sources, as brokered certificates of deposit ("Brokered CDs"), which are included in time deposits, declined from $212.0 million at December 31, 2000 to $165.6 million at September 30, 2001. See "Deposits and borrowings."

SECURITIES The Banks maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions ("Municipal Securities"), corporate securities and mortgage-backed securities. The Banks also invest in capital securities, which include preferred stocks and trust preferred securities. Management continually evaluates the Banks' asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow. See "Asset/liability management."

SECURITIES

                                      Amortized               Unrealized                 Fair
                                        Cost             Gains           Losses          Value
                                    --------------   --------------   -------------   -------------
                                                            (in thousands)
Securities available for sale
  September 30, 2001                     $289,338          $ 9,282            $582        $298,038
  December 31, 2000                       214,526            3,486             565         217,447

Securities held to maturity
  December 31, 2000                      $ 20,098          $   200            $187        $ 20,111

As permitted by SFAS #133 securities that were previously designated as held to maturity were reclassified to available for sale as of January 1, 2001. (See note #7 to Interim Consolidated Financial Statements.)

Securities available for sale increased by $80.6 million during the first nine months of 2001. This increase was primarily the result of the addition of approximately $50.1 million in seasoned 15 year Federal Home Loan Mortgage Corporation ("FHLMC") mortgage-backed securities ("MBS") with a weighted-average coupon of 6.29% during the third quarter of 2001. These 15 year FHLMC MBS were created from the securitization of existing real estate mortgage loans previously originated by one of the Banks. The balance of the increase in securities available for sale was primarily due to purchases of Municipal Securities and corporate securities.

The purchase or sale of securities is dependent upon Management's assessment of investment and funding opportunities as well as the Banks' asset/liability management needs. The Banks did not sell any securities during the three months ended September 30, 2001. The Banks sold securities designated as available for sale with an aggregate market value of $13.8 million (at a net gain of $28,000) for the three months ended September 30, 2000. The Banks sold securities designated as available for sale with aggregate market values of $5.1 million (at a net gain of $158,000) and $19.6 million (at a net gain of $12,000) for the nine months ended September 30, 2001 and 2000, respectively.

PORTFOLIO LOANS AND ASSET QUALITY Management believes that the Registrant's decentralized structure provides important advantages in serving the credit needs of the Banks' principal lending markets. In addition to the communities served by the Banks' branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, the Banks also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators. Commercial loan participations with non-affiliated banks totaled approximately $7.4 million at September 30, 2001. Purchased real estate mortgage loans totaled approximately $57.3 million at September 30, 2001. During the second quarter of 2001, the Banks purchased $36.5 million of adjustable rate real estate mortgage loans from a non-affiliated bank. The properties securing these loans were located primarily in North Carolina, South Carolina and Virginia.

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

LOAN PORTFOLIO COMPOSITION

                                                                  September 30,        December 31,
                                                                       2001                2000
                                                                   -----------          ----------
                                                                            (in thousands)
Real estate
  Residential first mortgages                                       $  532,959          $  597,472
  Residential home equity and other junior mortgages                   190,668             177,343
  Construction and land development                                    180,215             144,401
  Other (1)                                                            274,970             262,246
Consumer                                                               122,846             111,147
Commercial                                                              74,585              66,574
Agricultural                                                            16,521              20,481
                                                                    ----------          ----------
                                                 Total loans        $1,392,764          $1,379,664
                                                                    ==========          ==========

(1) Includes loans secured by multi-family residential and non-farm, non-residential property.

The increase in construction and land development, other real estate and commercial loans principally reflects Management's emphasis on lending opportunities in these categories particularly within the Lansing and Grand Rapids, Michigan markets. The increase in consumer loans is primarily due to growth in automobile and recreational vehicle indirect lending. The decline in real estate mortgage loans is primarily due to a significant increase in prepayments due to refinancing activity associated with lower interest rates and the securitization of approximately $50.1 million of existing seasoned real estate mortgage loans into FHLMC MBS. See "Securities." Continued overall growth of Portfolio Loans is dependent upon a number of competitive and economic factors.

NON-PERFORMING ASSETS

                                                           September 30,        December 31,
                                                               2001                  2000
                                                              -------               ------
                                                                 (dollars in thousands)
Non-accrual loans                                             $ 4,655               $5,200
Loans 90 days or more past due and
  still accruing interest                                       2,960                1,571
Restructured loans                                                251                  260
                                                              -------               ------
                          Total non-performing loans            7,866                7,031
Other real estate                                               2,147                2,174
                                                              -------               ------
                         Total non-performing assets          $10,013               $9,205
                                                              =======               ======
As a percent of Portfolio Loans
     Non-performing loans                                        0.56%                0.51%
     Non-performing assets                                       0.72                 0.67
     Allowance for loan losses                                   1.13                 1.01
   Allowance for loan losses as a percent of
     non-performing loans                                         200                  199

Non-performing loans increased by $0.8 million from December 31, 2000 and totaled $7.9 million, or 0.56%, of total Portfolio Loans at September 30, 2001. The increase in non-performing loans is primarily the result of one commercial real estate loan totaling $1.3 million at September 30, 2001. This loan is secured by an office building in the Lansing area with an original appraised value of approximately $1.6 million. However, due to the current vacancy level in the building, a specific valuation allowance of approximately $200,000 has been established on this loan at September 30, 2001. Other real estate totaled $2.1 million at September 30, 2001, essentially unchanged from December 31, 2000.

Impaired loans totaled approximately $4.3 million and $3.7 million at September 30, 2001 and December 31, 2000, respectively. At those same dates, certain impaired loans with balances of approximately $1.6 million and $0.3 million, respectively, had specific allocations of the allowance for loan losses, which totaled approximately $0.4 million and $0.1 million, respectively. The Banks' average investment in impaired loans was approximately $3.8 million, for the nine-month period ended September 30, 2001. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the nine-month period ended September 30, 2001 was approximately $132,000.

ALLOWANCE FOR LOAN LOSSES

                                                                Nine months ended
                                                                  September 30,
                                                             2001               2000
                                                        ----------------    --------------
                                                                  (in thousands)
Balance at beginning of period                          $        13,982    $       12,985
Additions (deduction)
  Provision charged to operating expense                          2,955             2,606
  Recoveries credited to allowance                                  476               489
  Loans charged against the allowance                            (1,651)            (2,491)
                                                        ---------------    --------------
Balance at end of period                                $        15,762    $       13,589
                                                        ===============    ==============

Net loans charged against the allowance to
  average Portfolio Loans (annualized)                             0.11%             0.20%

In determining the allowance and the related provision for loan losses, Management considers four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. In its recent assessment of subjective factors, Management considered national and local economic trends, the performance of major stock indices, changes in consumer spending and consumer confidence and national and local employment trends which indicate a slow down in the economy. Management also considered recent trends in adversely rated loans as well as the impact of slower economic conditions on the business prospects of the Banks' commercial customers.

     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                         September 30,        December 31,
                                                              2001                2000
                                                        -----------------    ----------------
                                                                    (in thousands)
Specific allocations                                    $            400     $           100
Other adversely rated loans                                        3,843               3,166
Historical loss allocations                                        4,968               4,717
Additional allocations based on subjective factors                 6,551               5,999
                                                        ----------------     ---------------
                                                        $         15,762     $        13,982
                                                        ================     ===============

Loans charged against the allowance for loan losses, net of recoveries, were equal to an annualized 0.11% of average Portfolio Loans during the nine months ended September 30, 2001, compared to an annualized 0.20% during the comparable period of 2000. The decline in net loans charged against the allowance in 2001 compared to 2000 relates primarily to a $0.9 million charge-off on a real estate development loan that was incurred in the second quarter of 2000. See "Provision for loan losses."

DEPOSITS AND BORROWINGS The Banks' competitive position within many of the markets served by the branch networks limits the ability to materially increase their deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, the Banks compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits. Deposits, excluding Brokered CDs, totaled $1.206 billion at September 30, 2001, compared to $1.178 billion at December 31, 2000.

The Banks have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of the Portfolio Loans. The use of such alternate sources of funds supplements the Banks' core deposits and is also an integral part of the Banks' asset/liability management efforts. Derivative financial instruments are employed to manage the Banks' exposure to changes in interest rates. See "Asset/liability management".

                                                   September 30, 2001                   December 31, 2000
                                            --------------------------------   ----------------------------------
                                                        Average                            Average
                                              Amount    Maturity    Rate         Amount    Maturity     Rate
                                              ------    --------    ----         ------    --------     ----
                                                                  (dollars in thousands)
Brokered CDs (1)                              $165,643  2.7 years   4.45%        $212,010  3.5 years     6.73%
Fixed rate FHLB advances (1)                   135,104  3.6 years   4.48           68,743  7.9 years     6.33
Variable rate FHLB advances (1)                109,500  0.4 years   3.51          114,345  0.2 years     6.69
Securities sold under agreements to
  Repurchase (1)                                26,000     9 days   3.59
Federal Funds purchased                         25,700      1 day   3.38           27,550      1 day     6.85
                                            --------------------------------   ----------------------------------
     Total                                    $461,947  2.1 years   4.13         $422,648  3.1 years     6.67
                                            ================================   ==================================

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB") increased to $285.7 million at September 30, 2001, from $196.0 million at December 31, 2000. The increase in FHLB advances of $61.5 million primarily reflects a shift away from Brokered CDs, as the rates on Brokered CD's had lagged the general decline in market interest rates during the first six months of 2001. Brokered CD's declined by $46.4 million during the first nine months of 2001. During the third quarter of 2001 the rates on Brokered CD's became more comparable to similar term FHLB advances. The Banks prepaid FHLB advances totaling $26.0 million (at a pretax expense of $240,000) and $31.0 million (at a pretax expense of $288,000) during the three and nine months ended September 30, 2001, respectively. The Banks did not prepay any FHLB advances during the same periods in 2000.

In the third quarter of 2001 one of the Banks swapped approximately $50 million of seasoned real estate mortgage loans for FHLMC MBS. The Bank can borrow funds utilizing the FHLMC MBS as collateral, providing an additional source of liquidity. At September 30, 2001, included in other borrowings were securities sold under agreements to repurchase of $26.0 million which matured on October 9, 2001.

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

Acquisitions of the Registrant's common stock are also an integral component of Management's capital management strategies. On July 18, 2001 the Registrant announced that its Board of Directors had authorized it to acquire an additional 500,000 shares of its common stock in open market transactions. The Registrant's authority to purchase shares of its common stock under this authorization expires on July 16, 2002. This share repurchase program is in addition to a previously announced 500,000 share repurchase program that expired on September 30, 2001.

The Registrant has purchased approximately 426,000 shares of its common stock during the first nine months of 2001 at an average price of $23.89 per share. Shares acquired by the Registrant pursuant to these repurchase plans will be used for stock dividends and for the Registrant's obligations to issue shares under various incentive or stock option plans.

CAPITALIZATION

                                                                  September 30,      December 31,
                                                                      2001               2000
                                                               ------------------ ------------------
                                                                           (in thousands)
Unsecured debt                                                      $ 10,500           $ 11,500
                                                                     -------            -------
Preferred Securities                                                  17,250             17,250
                                                                     -------            -------
Shareholders' Equity
  Preferred stock, no par value                                          -                  -
  Common Stock, par value $1.00 per share                             11,940             11,610
  Capital surplus                                                     84,734             77,255
  Retained earnings                                                   34,864             37,544
  Accumulated other comprehensive income                                  86              1,927
                                                                     -------            -------
          Total shareholders' equity                                 131,624            128,336
                                                                     -------            -------
          Total capitalization                                      $159,374           $157,086
                                                                     =======            =======

Shareholders' equity totaled $131.6 million at September 30, 2001. The increase from $128.3 million at December 31, 2000 reflects the retention of earnings as well as the issuance of common stock pursuant to various equity-based incentive compensation plans, partially offset by cash dividends declared, stock repurchases and a decline in other accumulated comprehensive income. Shareholders' equity was equal to 7.05% of total assets at September 30, 2001, compared to 7.19% at December 31, 2000.

     CAPITAL RATIOS

                                                              September 30, 2001      December 31, 2000
                                                            ----------------------- ----------------------
     Equity capital                                                    7.05%                    7.19%
     Average shareholders equity to average assets(1)                  7.29                     6.92
     Tier 1 leverage (tangible equity capital)                         7.27                     7.26
     Tier 1 risk-based capital                                         9.74                     9.68
     Total risk-based capital                                         10.88                    10.74

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

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $6,245,000 and $17,752,000 during the three- and nine-month periods ended September 30, 2001 respectively. Increases from the comparable periods in 2000 principally reflect increases in net interest income, service charges on deposit accounts and net gains on the sale of real estate mortgage loans, partially offset by an increase in non-interest expense.

KEY PERFORMANCE RATIOS

                                                     Three months                   Nine months
                                                  ended September 30,           ended September 30,
                                                  2001          2000             2001          2000
                                             ----------------------------   ----------------------------
Net income to
  Average assets                                    1.35%         1.23%            1.32%        1.12%
  Average equity                                   18.43         17.61            18.16        16.41

Earnings per common share
  Basic                                            $0.52         $0.44            $1.47        $1.18
  Diluted                                           0.51          0.44             1.45         1.17

NET INTEREST INCOME Tax equivalent net interest income increased by 13.0% to $21.3 million and by 9.0% to $60.5 million, during the three- and nine-month periods in 2001, respectively. Increases from the comparable periods of 2000 reflect increases in average earning assets as well as an increase in tax equivalent net interest income as a percent of average earning assets ("Net Yield").

Average earning assets totaled $1.736 billion and $1.689 billion during the three- and nine-month periods in 2001, respectively. The increases from the corresponding periods of 2000 principally reflect increases in Portfolio Loans and securities available for sale.

Net Yield increased by 33 basis points to 4.89% during the three-month period in 2001 and by 23 basis points to 4.78% during the nine-month period in 2001 compared to the like periods in 2000. In addition to an increase in Portfolio Loans as a percent of average earning assets, the increase in Net Yield is also due to a decline in the Banks' cost of funds due to lower rates on borrowings and deposits associated with the decline in market interest rates and increased levels of lower cost core deposits.

NET INTEREST INCOME AND SELECTED RATIOS

                                                             Three months                   Nine months
                                                           ended September 30,           ended September 30,
                                                         2001            2000           2001            2000
                                                    ---------------  ------------   ------------   --------------
Average earning assets (in thousands)                $1,736,140      $1,651,254       $1,688,682    $1,626,867
Tax equivalent net interest income                       21,293          18,850           60,461        55,455


As a percent of average earning assets
    Tax equivalent interest income                         8.46%           8.79%            8.65%         8.65%
    Interest expense                                       3.57            4.23             3.87          4.10
    Tax equivalent net interest income                     4.89            4.56             4.78          4.55

Average earning assets as a
  percent of average assets                               94.46%          93.84%           94.11%        93.70%

Free-funds ratio                                          11.46%          10.06%           10.99%         9.30%

PROVISION FOR LOAN LOSSES The provision for loan losses was $1.1 million during the three months ended September 30, 2001, compared to $657,000 during the three-month period in 2000. During the nine-month periods ended September 30, 2001 and 2000, the provision was $3.0 million and $2.6 million, respectively. The increase in the provision reflects Management's assessment of the allowance for loan losses. The third quarter 2001 provision reflects the overall growth and change in mix in Portfolio Loans, the internal classification of certain multi-family real estate mortgage loans into higher risk categories and subjective factors associated with weakening economic conditions. See "Portfolio Loans and asset quality."

NON-INTEREST INCOME Non-interest income totaled $7.0 million during the three months ended September 30, 2001, a $2.0 million increase from $5.0 million during the comparable period in 2000. Non-interest income increased to $19.3 million during the nine months ended September 30, 2001, from $13.9 million a year earlier.

NON-INTEREST INCOME

                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     2001          2000          2001          2000
                                                   ----------    ----------    ----------    ----------
                                                                      (in thousands)
Service charges on deposit accounts                   $2,808        $1,794       $ 6,891       $ 5,005
Net gains on asset sales
  Real estate mortgage loans                           1,294           631         4,341         1,545
  Securities                                                            28           158            12
Manufactured home loan origination fees
  and commissions                                        613           545         1,642         1,567
Title insurance fees                                     509           253         1,357           655
Real estate mortgage loan servicing fees                 284           367           840         1,115
Mutual fund and annuity commissions                      214           281           604         1,023
Other                                                  1,236         1,078         3,469         3,023
                                                   ----------    ----------    ----------    ----------
      Total non-interest income                       $6,958        $4,977       $19,302       $13,945
                                                   ==========    ==========    ==========    ==========

A significant increase in the Banks' mortgage lending activities (due primarily to increased refinancing activity spurred by lower interest rates) has had a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans increased by $663,000 and $2.8 million during the three and nine months ended September 30, 2001 compared to the same periods in 2000. During the third quarter of 2001, the volume of real estate mortgage loans originated and sold increased by $69.0 million and $54.4 million, respectively, compared to the third quarter of 2000. Net gains as a percentage of real estate mortgage loans sold decreased to 0.87% in the third quarter of 2001 from 1.40% in the third quarter of 2000. The decrease in gains as a percentage of real estate mortgage loans sold is primarily due to adjustments related to SFAS #133. During the quarter, gains on the sale of real estate mortgage loans were reduced by approximately $300,000 as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133. This reduction in gains on the sale of real estate mortgage loans primarily represents a timing difference that is expected to reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

                                                               Three months ended              Nine months ended
                                                                  September 30,                   September 30,
                                                              2001            2000            2001           2000
                                                          -----------------------------   ----------------------------
                                                                                 (in thousands)
Real estate mortgage loans originated                          $160,599        $91,649        $468,651       $255,221
Real estate mortgage loan sales                                  99,385         45,025         293,972        113,915

Real estate mortgage loan servicing rights sold                  85,885         12,386         256,285         23,379
Net gains on the sale of real estate mortgage loans               1,294            631           4,341          1,545
Net gains as a percent of real estate mortgage
  loans sold                                                       0.87%          1.40%           1.26%          1.36%

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

Service charges on deposit accounts increased by 57% to $2.8 million and by 38% to $6.9 million during the three- and nine-month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Increases in service charges principally relate to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations, and increases in certain fees on both retail and commercial checking accounts that were implemented in the second quarter of 2001.

Title insurance fees increased substantially for both the three- and nine-month periods in 2001 compared to 2000 as a result of the growth in mortgage lending volume associated with increased refinancing activity. Real estate mortgage loan servicing fees declined in 2001 compared to 2000 due to a decline in the balance of mortgage loans serviced for others primarily the result of an acceleration in prepayment activity and a decline in loans sold servicing retained. The Banks are selling the majority of newly originated mortgage loans on a "service-released" basis. Mutual fund and annuity commissions have also declined in 2001 compared to 2000 due primarily to lower sales volumes.

The Banks capitalized approximately $0.7 million of related servicing rights during the nine-month periods ended September 30, 2001 and 2000. Amortization of capitalized servicing rights for those periods were $1.0 million and $0.8 million, respectively. The book value of capitalized mortgage servicing rights was $4.3 million at September 30, 2001. The fair value of capitalized servicing rights, which relate to approximately $726 million of real estate mortgage loans sold and serviced, approximated $5.1 million at that same date.

NON-INTEREST EXPENSE Non-interest expense increased by $2.8 million to $17.5 million and by $5.5 million to $49.6 million during the three- and nine-month periods ended September 30, 2001, respectively, compared to the like periods in 2000. Increased performance based compensation as well as salary increases and staff additions related to the growth of the Registrant, contributed to the increase in non-interest expense. The third quarter of 2001 included $160,000 in other expenses related to the consolidation of two of the Registrant's bank charters.

NON-INTEREST EXPENSE

                                                 Three months ended                   Nine months ended
                                                    September 30,                        September 30,
                                               2001              2000              2001              2000
                                          ---------------   ---------------   ---------------    --------------
                                                                      (in thousands)
Salaries                                        $  6,610          $  6,071           $ 19,309          $ 17,612
Performance-based compensation
  and benefits                                     1,478             1,054              4,420             3,565
Other benefits                                     1,497             1,313              4,269             3,950
                                          ---------------   ---------------    ---------------    ---------------
  Salaries and benefits                            9,585             8,438             27,998            25,127
Occupancy, net                                     1,229             1,157              3,702             3,454
Furniture and fixtures                             1,040             1,064              3,207             3,297
Data processing                                      728               530              1,865             1,887
Loan and collection                                  733               484              1,806             1,127
Advertising                                          613               451              1,747             1,495
Communications                                       554               524              1,719             1,618
Supplies                                             574               374              1,457             1,137
Amortization of intangible assets                    426               431              1,278             1,295
Other                                              1,996             1,255              4,869             3,743
                                          ---------------   ---------------    ---------------   ---------------
      Total non-interest expense                $ 17,478          $ 14,708           $ 49,648          $ 44,180
                                          ===============   ===============    ===============   ===============

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant have occurred since December 31, 2000.

Part II

Item 6.  Exhibits & Reports on Form 8-K

     (a) Exhibit Number & Description
         11.  Computation of Earnings Per Share

     (b) Reports on Form 8-K
         A report on Form 8-K was filed on October 23 2001, under item 9. The report included supplemental data to the Registrant's press release dated October 23, 2001, regarding its earnings during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date        November 7, 2001              By  /s/ Robert N. Shuster
    --------------------------------        ------------------------------------
                                                Robert N. Shuster, Principal
                                                     Financial Officer

Date        November 7, 2001              By  /s/ James J. Twarozynski
    --------------------------------        ------------------------------------
                                               James J. Twarozynski, Principal
                                                     Accounting Officer

                                 Exhibit Index


  11            Computation of Earnings Per Share