Form 10-K405
period 2001-12-31
INDEPENDENT BANK CORP /MI/
filed 2002-03-27
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
period from                            to
             -------------------------    -----------------------------

Commission file Number             0-7818
                      ----------------------------------------------------------


                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                        MICHIGAN                                            38-2032782
----------------------------------------------------------    ----------------------------------------
   (State or other jurisdiction of incorporation)              (I.R.S. employer identification no.)


     230 W. Main St., P.O. Box 491, Ionia, Michigan                            48846
------------------------------------------------------------------------------------------------------
            (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code        (616) 527-9450
                                                   ---------------------------------------------------

               Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 Par Value
------------------------------------------------------------------------------------------------------
                                (Title of class)

     9.25% Cumulative Trust Preferred Securities, $25.00 Liquidation Amount
------------------------------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
          -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (For this purpose only, the affiliates of the Registrant have been assumed to be the executive officers and directors of the Registrant and their associates.)

                  Common Stock, $1.00 Par Value - $301,629,802
--------------------------------------------------------------------------------
(Based on $28.52 per common share, the last reported sales price on The Nasdaq Stock Market on March 19, 2002. Reference is made to Part II, Item 5 for further information).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common stock, $1.00 par value -- 11,728,781 shares at March 19, 2002

Documents incorporated by reference
Portions of the Registrant's definitive proxy statement, and appendix thereto, dated March 15, 2002, relating to its April 16, 2002 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this form.
                      The Exhibit Index appears on Page 22

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

The following table shows each of the Banks and their total deposits and loans as of December 31, 2001:

                                                   Main
                                                  Office                Total                     Total
           Bank                                  Location             Deposits                    Loans
           ----                                  --------             --------                    -----

           Independent Bank                      Bay City             $628,699,000            $632,984,000

           Independent Bank
              West Michigan                      Rockford              276,260,000             338,896,000

           Independent Bank
              South Michigan                      Leslie               233,518,000             251,407,000

           Independent Bank
              East Michigan                        Caro                260,750,000             238,617,000




Independent Bank (formerly Independent Bank MSB) merged with Independent Bank (formerly First Security Bank) in 2001. Independent Bank (formerly First Security Bank) affiliated with the Registrant on June 1, 1974. Independent Bank MSB affiliated with the Registrant on September 15, 1999.

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

Independent Bank East Michigan is the result of the consolidation of the former American Home Bank (acquired October 8, 1993), Pioneer Bank (acquired October 15, 1993) and The Kingston State Bank (acquired March 7, 1994). On December 13, 1996 Independent Bank East Michigan purchased eight branch offices from First of America Bank--Michigan N.A.


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

The Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial and agricultural lending, direct and indirect consumer financing, mortgage lending and safe deposit box services. The Banks' mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries formed during 1998. The Banks also offer title insurance services through a separate subsidiary. The Banks do not offer trust services. The principal markets are the rural and suburban communities across lower Michigan that are served by the Banks' branch networks. The local economies of the communities served by the Banks are relatively stable and reasonably diversified. The Banks serve their markets through their four main offices and a total of 78 branch and 10 loan production offices.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:

                                                         2001            2000           1999
                                                         ----            ----           ----

      Interest and fees on loans                         74.0%           76.7%          74.7%
      Other interest income                              10.0            11.3           13.1
      Non-interest income                                16.0            12.0           12.2
                                                       ------          ------         ------
                                                        100.0%          100.0%         100.0%
                                                       ======          ======         ======


As of December 31, 2001, the Registrant and the Banks had 805 full-time employees and 299 part-time employees.

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

With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Under current Federal Reserve regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. Well-capitalized and well-managed bank holding companies may, however, engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve, provided that written notice of the new activity is given to the Federal Reserve within 10 business days after the activity is commenced. If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While the Registrant believes it is eligible to elect to operate as a financial holding company, as of the date of this filing, it has not applied for approval to operate as a financial holding company.

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

The Federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

Dividends. The Registrant is a corporation separate and distinct from the Banks. Most of the Registrant's revenues will be received by it in the form of dividends, if any, paid by the Banks. Thus, the Registrant's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on the ability of its Banks to pay dividends. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over subsidiary banks are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends by the Registrant for an insured bank which fails to meet specified capital levels.

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

FDICIA requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. However, there is speculation that the reserve may fall below the mandated ratio resulting in increased assessments in the second half of 2002.

FICO Assessments. The Banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation ("FICO"). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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
                                                                                             to total assets of 2% or less



At December 31, 2001, each of the Banks' ratios exceeded minimum requirements for the well-capitalized category.

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

The Banks may not pay dividends except out of their net income after deducting their losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend.

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

Investment and Other Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be otherwise divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions are not currently expected to have a material impact on the operations of the Banks.

Consumer Banking. The Banks' business includes making a variety of types of loans to individuals. In making these loans, the Banks are subject to State usury and regulatory laws and to various Federal statutes, including the privacy of consumer financial information provisions of the Gramm Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Banks are subject to extensive regulation under state and Federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks and their respective directors and officers.

Branching Authority. Michigan banks, such as the Banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals.

Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

ITEM 1.  BUSINESS -- STATISTICAL DISCLOSURE
I.  (A)  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    (B)  INTEREST RATES AND INTEREST DIFFERENTIAL
    (C)  INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" on page A-3 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:


                                                                2001          2000          1999
                                                                ----          ----          ----
                                                                         (in thousands)

Held to maturity
   States and political subdivisions                                        $  7,626     $ 11,148
   Mortgage-backed                                                            11,972       59,467
   Other                                                                         500          500
                                                                            --------     --------
       Total                                                                $ 20,098     $ 71,115
                                                                            ========     ========

Available for sale
   U.S. Treasury                                                $10,282     $    303     $    301
   U.S. Government agencies                                                    1,982        1,874
   States and political subdivisions                            131,794      102,251      115,120
   Mortgage-backed                                               79,006       51,345       55,646
   Trust preferred                                               31,807       31,991       13,322
   Preferred stock                                               19,636       23,049        3,000
   Corporate                                                     17,082        6,022        5,534
   Other                                                            696          504          503
                                                               --------     --------     --------
       Total                                                   $290,303     $217,447     $195,300
                                                               ========     ========     ========


II.      INVESTMENT PORTFOLIO  (Continued)


     (B) The following table sets forth contractual maturities of securities at December 31, 2001 and the weighted average yield of such securities:


                                                              Maturing                 Maturing
                                        Maturing              After One               After Five                    Maturing
                                         Within              But Within               But Within                     After
                                        One Year             Five Years                Ten Years                    Ten Years
                                   -------------------    ------------------    ------------------------    ------------------------
                                     Amount    Yield       Amount    Yield        Amount        Yield        Amount          Yield
                                     ------    -----       ------    -----        ------        -----        ------          -----
                                                                           (dollars in thousands)

Available for sale
   U.S. Treasury                      $ 302   1.74%         $9,980   3.10%
   States and political               1,585   8.77          12,807   8.31        $37,916        7.63%       $79,486         7.63%
subdivisions
   Mortgage-backed securities         9,476   7.24          51,572   6.80         11,542        7.79          6,416         5.09
   Trust preferred                                                                                           31,807         7.52
   Preferred stock                    1,900   8.67           3,000   8.22          2,010        7.86         12,726         7.26
   Corporate                          2,066   6.90          15,016   6.19
   Other securities                                                                                             696         5.74
                                     ------                 ------               -------                    -------
       Total                        $15,329   7.42%        $92,375   6.56%       $51,468        7.68%      $131,131         7.43%
                                     ======                 ======                ======                    =======

Tax equivalent adjustment
  for calculations of yield             $94                   $439                $1,054                     $2,370
                                         ==                    ===                 =====                      =====



The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:



                                                                                  Tax-Exempt                    Rate on Tax
Available for sale                                                                   Rate        Adjustment   Equivalent Basis
------------------                                                                -----------    ----------   ----------------
   Under 1 year                                                                      6.03%         2.69%            8.72%
   1-5 years                                                                         5.52          2.78             8.30
   5-10 years                                                                        5.00          2.64             7.64
   After 10 years                                                                    5.01          2.57             7.58


III.     LOAN PORTFOLIO

  (A)  The following table sets forth loans outstanding at December 31:



                                                 2001           2000           1999           1998          1997
                                                 ----           ----           ----           ----          ----
                                                                         (in thousands)

 Loans held for sale                        $   77,220     $   20,817     $   12,950     $   45,699     $   23,625
 Real estate mortgage                          661,462        772,223        757,019        695,489        658,429
 Commercial                                    482,046        381,066        334,212        277,024        222,726
 Installment                                   241,176        226,375        199,410        179,626        180,097
                                             ---------      ---------      ---------      ---------      ---------
     Total Loans                            $1,461,904     $1,400,481     $1,303,591     $1,197,838     $1,084,877
                                             =========      =========      =========      =========      =========


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

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2001:


                                                                                Due
                                                                Due          After One         Due
                                                               Within       But Within        After
                                                              One Year      Five Years     Five Years        Total
                                                              --------      ----------     ----------        -----
                                                                                (in thousands)


Real estate mortgage                                           $ 72,249      $ 32,485        $33,277       $138,011
Commercial                                                      169,192       253,974         58,880        482,046
                                                                -------       -------         ------        -------
    Total                                                      $241,441      $286,459        $92,157       $620,057
                                                                =======       =======         ======        =======


         The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2001:


                                                                               Fixed         Variable
                                                                                Rate           Rate        Total
                                                                            -------------  ------------- -----------
                                                                                        (in thousands)

Due after one but within five years                                           $254,991       $31,468       $286,459
Due after five years                                                            91,119         1,038         92,157
                                                                               -------        ------        -------
    Total                                                                     $346,110       $32,506       $378,616
                                                                               =======        ======        =======


III.     LOAN PORTFOLIO  (Continued)


  (C)  The following table sets forth non-performing loans at December 31:



                                                2001      2000        1999         1998        1997
                                                ----      ----        ----         ----        ----
                                                                  (in thousands)

(a)  Loans accounted for on a
        non-accrual basis (1, 2)                $5,990    $5,200      $2,980       $4,302      $3,559

(b)  Aggregate amount of loans
        ninety days or more past due
        (excludes loans in (a) above)            2,771     1,571       2,029        2,240       1,904

(c)  Loans not included above which
        are "troubled debt restructurings"
        as defined in Statement of
        Financial Accounting
        Standards No. 15 (2)                       285       260         270          295         184
                                                ------    ------      ------       ------      ------
            Total non-performing loans          $9,046    $7,031      $5,279       $6,837      $5,647
                                                 =====     =====       =====        =====       =====


(1) The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2) Interest in the amount of $626,000 would have been earned in 2001 had loans in categories (a) and (c) remained at their original terms, however, only $190,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $4,000,000 at December 31, 2001. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to the Banks.

     At December 31, 2001, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest-bearing assets at December 31, 2001, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 2001.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

  (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:


                                                  2001        2000           1999            1998           1997
                                                  ----        ----           ----            ----           ----
                                                                 (dollars in thousands)


Loans outstanding at the end of
  the year (net of unearned fees)             $1,461,904  $1,400,481     $1,303,591     $1,197,838      $1,084,877
                                               =========   =========      =========      =========       =========

Average loans outstanding for
  the year (net of unearned fees)             $1,415,136  $1,341,926     $1,222,564     $1,124,847       $ 975,476
                                               =========   =========      =========      =========         =======

Balance of allowance for loan losses
  at beginning of year                           $13,982     $12,985        $11,557        $ 9,639          $8,815
                                                  ------      ------         ------          -----           -----

Loans charged-off
  Real estate                                        125         176            100             84              96
  Commercial and agricultural                        514       1,205            176            410             262
  Installment                                      1,557       1,587          1,704          1,871           1,383
                                                   -----       -----          -----          -----           -----
    Total loans charged-off                        2,196       2,968          1,980          2,365           1,741
                                                   -----       -----          -----          -----           -----
Recoveries of loans previously
  charged-off
  Real estate                                          5           5              7              4               1
  Commercial and agricultural                         65         109            299            196             151
  Installment                                        574         564            441            455             438
                                                   -----       -----          -----          -----           -----
    Total recoveries                                 644         678            747            655             590
                                                   -----       -----          -----          -----           -----
    Net loans charged-off                          1,552       2,290          1,233          1,710           1,151
Additions to allowance charged to
  operating expense                                3,737       3,287          2,661          3,628           1,975
                                                  ------      ------         ------          -----           -----
Balance at end of year                           $16,167     $13,982        $12,985        $11,557          $9,639
                                                  ======      ======         ======         ======           =====

Net loans charged-off as a percent of
  average loans outstanding for the year            .11%        .17%           .10%           .15%            .12%

Allowance for loan losses as a
  percent of loans outstanding at
  the end of the year                              1.11        1.00           1.00            .96             .89


     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.

     Further discussion of the provision and allowance for loan losses as well as non-performing loans, a critical accounting policy, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference to Item 7, Part II of this report.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)


     (B) The Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:


                                         2001                             2000                             1999
                                         ----                             ----                             ----
                                              Percent                          Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------     -------------- -------------
                                                                (dollars in thousands)

Commercial and
  agricultural                  $ 8,823         33.0%            $ 4,683        27.4%            $ 4,211        25.9%
Real estate
  mortgage                          299         50.5               1,243        56.4               1,208        58.8
Installment                       1,499         16.5               2,057        16.2               1,783        15.3
Unallocated                       5,546                            5,999                           5,783
                                 ------        -----              ------       -----              ------       -----
    Total                       $16,167        100.0%            $13,982       100.0%            $12,985       100.0%
                                 ======        =====              ======       =====              ======       =====



                                        1998                             1997
                                        ----                             ----
                                              Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans
                             -------------- -------------     -------------- -------------
                                               (dollars in thousands)

Commercial and
  agricultural                  $ 3,776         23.4%             $2,920        20.8%
Real estate
  mortgage                          965         61.6               1,080        62.6
Installment                       1,437         15.0               1,383        16.6
Unallocated                       5,379                            4,256
                                 ------        -----               -----       -----
    Total                       $11,557        100.0%             $9,639       100.0%
                                 ======        =====               =====       =====


V.       DEPOSITS

     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:


                                         2001                             2000                             1999
                                         ----                             ----                             ----
                                Average                          Average                           Average
                                Balance        Rate              Balance        Rate               Balance        Rate
                                -------        ----              -------        ----               -------        ----
                                                                 (dollars in thousands)


Non-interest bearing demand      $ 138,200                      $  126,596                       $  125,936
Savings and NOW                    583,817    1.97%                574,556      2.58%               576,194      2.38%
Time deposits                      623,657    5.31                 655,591      5.64                578,294      5.26
                                 ---------                       ---------                        ---------
    Total                       $1,345,674    3.32%             $1,356,743      3.82%            $1,280,424      3.45%
                                 =========                       =========                        =========


     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2001:

                                                                (in thousands)

                Three months or less                               $ 87,672
                Over three through six months                        37,417
                Over six months through one year                     30,707
                Over one year                                        83,209
                                                                    -------
                Total                                              $239,005
                                                                    =======


VI.           RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:


                                                        2001       2000       1999        1998        1997
                                                        ----       ----       ----        ----        ----

Net income as a percent of
   Average common equity                               18.52%     16.59%      7.26%      10.72%       1.37%
   Average total assets                                 1.35       1.15        .52        0.72         .09

Dividends declared per share as a
  percent of net income per share                      32.00      34.31      60.00       31.43      223.08

Average shareholders' equity as a percent
  of average total assets                               7.28       6.92       7.16        6.76        6.69



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

ITEM 2.  PROPERTIES

The Registrant and the Banks operate a total of 94 facilities in Michigan. The individual properties are not materially significant to the Registrants' or the Banks' business or to the consolidated financial statements.

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


Currently, no material legal proceedings are pending which involve the Registrant or the Banks.


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

The following sets forth certain information with respect to the Registrant's executive officers and certain key officers of its subsidiaries (included for information purposes only) at December 31, 2001.



                                                                             First elected
                                                                           as an officer of
Name (Age)                            Position with Registrant              the Registrant
----------                            ------------------------              --------------

Charles C. Van Loan (54)              President, Chief Executive                 1984
                                      Officer and Director

Robert N. Shuster (44)                Executive Vice President and               1999
                                      Chief Financial Officer

Edward B. Swanson (48)                President and Chief Executive              1989
                                      Officer - Independent Bank
                                      South Michigan

Michael M. Magee, Jr. (46)            President and Chief Executive              1993
                                      Officer - Independent Bank

Ronald L. Long (42)                   President and Chief Executive              1993
                                      Officer - Independent Bank
                                      East Michigan

David C. Reglin (42)                  President and Chief Executive              1998
                                      Officer - Independent Bank
                                      West Michigan

Peter R. Graves (44)                  Senior Vice President, Commercial          1999
                                      Loans - Independent Bank
                                      Corporation

Richard E. Butler (50)                Senior Vice President, Operations -        1998
                                      Independent Bank Corporation



Prior to being named President and Chief Executive Officer in 1998, Mr. Reglin was Senior Vice President of Independent Bank West Michigan since 1991.

Prior to being named Executive Vice President and Chief Financial Officer in 2001, Mr. Shuster was President and Chief Executive Officer of Independent Bank MSB since 1999 and President and CEO of Mutual Savings Bank, f.s.b since 1994.

Prior to being named Senior Vice President in 1999, Mr. Graves was Vice President of the Registrant's commercial loan services department.

Mr. Butler joined the Registrant in 1998 as Senior Vice President. Prior to that time Mr. Butler was Vice President, Mortgage Servicing Operations at the former First of America Bank -- Michigan, N.A.

The President and Chief Executive Officer of each of the Registrant's subsidiary banks serve as members of various committees of the Registrant.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


The information set forth under the caption "Quarterly Summary " on Page A-35 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" on Page A-13 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-2 through A-12 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the caption "Asset/liability management" on page A-11 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and the independent auditor's report are set forth on pages A-14 through A-34 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

                    Independent Auditor's Report

                    Consolidated Statements of Financial Condition at
                      December 31, 2001 and 2000

                    Consolidated Statements of Operations for the years ended
                      December 31, 2001, 2000 and 1999

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 2001, 2000 and 1999

                    Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 2001, 2000 and 1999

                    Consolidated Statements of Comprehensive Income
                      for the years ended December 31, 2001, 2000 and 1999

                    Notes to Consolidated Financial Statements

PART II.

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" on page A-35 of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission and as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to Directors of the Registrant, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 through 4 and page 14, respectively, of the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 2001" and "Aggregated Stock Option Exercises in 2001 and Year End Option Values" on pages 11 through 12 of the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" on pages 8 through 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" on pages 1, 2 and 11, respectively, of the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" on pages 8 through 10 of the definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" on page 13 of the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (as filed with the commission) is incorporated herein by reference.

PART IV.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   1. Financial Statements
         All financial statements of the Registrant are incorporated herein by reference as set forth in the Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

      2. Financial Statement Schedules
         Not applicable

      3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The
         Exhibit Index is located on the final page of this report on Form 10-K.

(b)      Reports on Form 8-K
         A report on Form 8-K was filed on January 18, 2002, under item 9. The report included supplemental data to the Registrant's press release dated January 18, 2002, regarding its earnings during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 19, 2002.

INDEPENDENT BANK CORPORATION


    s/Charles C. Van Loan                        Charles C. Van Loan, President and Chief Executive Officer
-------------------------------------------------       (Principal Executive Officer)

    s/Robert N. Shuster                          Robert N. Shuster, Executive Vice President and Chief
-------------------------------------------------       Financial Officer (Principal Financial Officer)

    s/James J. Twarozynski                       James J. Twarozynski, Senior Vice President and Controller
-------------------------------------------------      (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each director of the Registrant, whose signature appears below hereby appoints Charles C. Van Loan and Robert N. Shuster and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


Keith E. Bazaire, Director              s/
                                      ------------------------------------------


Terry L. Haske, Director                s/Terry L. Haske
                                      ------------------------------------------


Robert L. Hetzler, Director             s/
                                      ------------------------------------------


Thomas F. Kohn, Director                s/Thomas F. Kohn
                                      ------------------------------------------


Robert J. Leppink, Director             s/
                                      ------------------------------------------


Charles A. Palmer, Director             s/Charles A. Palmer
                                      ------------------------------------------


Charles C. Van Loan, Director           s/Charles C. Van Loan
                                      ------------------------------------------


Arch V. Wright, Jr., Director           s/Arch V. Wright, Jr.
                                      ------------------------------------------


Jeffrey A. Bratsburg, Director          s/Jeffrey A. Bratsburg
                                      ------------------------------------------

                                  EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

13 Appendix to the Registrant's definitive proxy statement, dated March 15, 2002, relating to the April 16, 2002 Annual Meeting of Shareholders. This appendix was filed with the Commission as part of the Company's proxy statement and was delivered to the Company's shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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

3.1(a) Amendments to Article III and Article VI of the Articles of Incorporation
       (incorporated herin by reference to Exhibit 3.1(a) to the Registrant's report on Form 10-K for the year ended December 31, 2000).

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