Form 10-Q
period 2002-03-31
INDEPENDENT BANK CORP /MI/
filed 2002-05-13
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002
                                           --------------

Commission file number   0-7818
                      --------------

                          INDEPENDENT BANK CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Michigan                                  38-2032782
     ----------------------                      --------------------
    (State or jurisdiction of               (I.R.S. Employer Identification
   Incorporation or Organization)                       Number)


            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
                               ------------------
              (Registrant's telephone number, including area code)

                                      NONE
                                    --------
                Former name, address and fiscal year, if changed
                               since last report.

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO______


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, par value $1                      11,701,305
----------------------------------       -------------------------------
            Class                          Outstanding at May 10, 2002

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                           Page
                                                                                         Number(s)

PART I -          Financial Information

Item 1.           Consolidated Statements of Financial Condition
                    March 31, 2002 and December 31, 2001                                    2

                  Consolidated Statements of Operations
                    Three-month periods ended March 31, 2002 and 2001                       3

                  Consolidated Statements of Cash Flows
                    Three-month periods ended March 31, 2002 and 2001                       4

                  Consolidated Statements of Shareholders' Equity
                    Three-month periods ended March 31, 2002 and 2001                       5

                  Notes to Interim Consolidated Financial Statements                        6-13

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     14-22

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                22

PART II -         Other Information

Item 6.           Exhibits & Reports on Form 8-K                                            23



Part I
Item 1.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition




                                                                                      March 31,       December 31,
                                                                                         2002              2001
                                                                                    ----------------  ----------------
                                                                                               (unaudited)
                                                                                   ----------------------------------
                                                                                              (in thousands)
Assets
Cash and due from banks                                                            $      47,663    $       50,525
Securities available for sale                                                            349,156           290,303
Federal Home Loan Bank stock, at cost                                                     21,521            21,266
Loans held for sale                                                                       27,822            77,220
Loans
  Commercial                                                                             491,194           482,046
  Real estate mortgage                                                                   629,486           661,462
  Installment                                                                            236,749           241,176
                                                                                    -------------    --------------
                                                                       Total Loans     1,357,429         1,384,684
  Allowance for loan losses                                                              (16,804)          (16,167)
                                                                                    -------------    --------------
                                                                         Net Loans     1,340,625         1,368,517
Property and equipment, net                                                               36,325            35,944
Accrued income and other assets                                                           49,808            44,682
                                                                                    -------------    --------------
                                                                      Total Assets $   1,872,920    $    1,888,457
                                                                                    =============    ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                             $     149,974    $      160,598
  Savings and NOW                                                                        635,268           601,949
  Time                                                                                   680,210           624,820
                                                                                    -------------    --------------
                                                                    Total Deposits     1,465,452         1,387,367
Federal funds purchased                                                                   19,300            35,100
Other borrowings                                                                         206,207           288,010
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                                                 17,250            17,250
Accrued expenses and other liabilities                                                    31,535            28,827
                                                                                    -------------    --------------
                                                                 Total Liabilities     1,739,744         1,756,554
                                                                                    -------------    --------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--30,000,000 shares authorized;
    issued and outstanding:  11,733,088 shares at March 31, 2002
    and 11,864,876 shares at December 31, 2001                                            11,733            11,865
  Capital surplus                                                                         77,536            82,512
  Retained earnings                                                                       44,350            39,355
  Accumulated other comprehensive loss                                                      (443)           (1,829)
                                                                                    -------------    --------------
                                                        Total Shareholders' Equity       133,176           131,903
                                                                                    -------------    --------------
                                        Total Liabilities and Shareholders' Equity $   1,872,920    $    1,888,457
                                                                                    =============    ==============









See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2002          2001
                                                                                   -----------   -----------
                                                                                         (unaudited)
                                                                                   -------------------------
                                                                                        (in thousands,
                                                                                       except per share
                                                                                           amounts)
Interest Income
  Interest and fees on loans                                                      $    27,054   $    30,164
  Securities available for sale
    Taxable                                                                             2,711         2,272
    Tax-exempt                                                                          1,643         1,403
  Other investments                                                                       313           389
                                                                                   -----------   -----------
                                                           Total Interest Income       31,721        34,228
                                                                                   -----------   -----------
Interest Expense
  Deposits                                                                              8,626        12,931
  Other borrowings                                                                      3,628         4,185
                                                                                   -----------   -----------
                                                          Total Interest Expense       12,254        17,116
                                                                                   -----------   -----------
                                                             Net Interest Income       19,467        17,112
Provision for loan losses                                                                 927           633
                                                                                   -----------   -----------
                             Net Interest Income After Provision for Loan Losses       18,540        16,479
                                                                                   -----------   -----------
Non-interest Income
  Service charges on deposit accounts                                                   2,712         1,818
  Net gains (losses) on asset sales
    Real estate mortgage loans                                                          1,806           995
    Securities                                                                            (34)           35
  Other income                                                                          2,641         2,158
                                                                                   -----------   -----------
                                                       Total Non-interest Income        7,125         5,006
                                                                                   -----------   -----------
Non-interest Expense
  Salaries and employee benefits                                                        8,788         7,652
  Occupancy, net                                                                        1,306         1,290
  Furniture and fixtures                                                                1,106         1,058
  Other expenses                                                                        4,542         4,099
                                                                                   -----------   -----------
                                                      Total Non-interest Expense       15,742        14,099
                                                                                   -----------   -----------
                                                Income Before Federal Income Tax        9,923         7,386
Federal income tax expense                                                              2,814         2,093
                                                                                   -----------   -----------
      Net Income Before Cumulative Effect of Change in Accounting Principle             7,109         5,293
Cumulative effect of change in accounting principle, net of tax                                         (35)
                                                                                   -----------   -----------
                                                                      Net Income  $     7,109   $     5,258
                                                                                   ===========   ===========
Net Income Per Share Before Cumulative Effect of Change in
 Accounting Principle
  Basic                                                                           $       .60   $       .44
  Diluted                                                                                 .59           .43
Net Income Per Share
  Basic                                                                           $       .60   $       .43
  Diluted                                                                                 .59           .43
Dividends Per Common Share
  Declared                                                                        $       .18   $       .15
  Paid                                                                                    .18           .14



See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                                  Three months ended
                                                                                       March 31,
                                                                                  2002          2001
                                                                              ----------------------------
                                                                                      (unaudited)
                                                                              ----------------------------
                                                                                    (in thousands)

Net Income                                                                   $        7,109   $     5,258
                                                                              ---------------  -----------
Adjustments to Reconcile Net Income
  to Net Cash from (used in) Operating Activities
    Proceeds from sales of loans held for sale                                      149,118        67,509
    Disbursements for loans held for sale                                           (97,914)      (86,777)
    Provision for loan losses                                                           927           633
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               1,298         1,700
    Net gains on sales of real estate mortgage loans                                 (1,806)         (995)
    Net gains (losses) on sales of securities                                            34           (35)
    Decrease in deferred loan fees                                                      418            11
    Increase in accrued income and other assets                                      (5,372)       (1,404)
    Increase in accrued expenses and other liabilities                                4,179         6,586
                                                                              ---------------  -----------
                                                                                     50,882       (12,772)
                                                                              ---------------  -----------
                                Net Cash from (used in) Operating Activities         57,991        (7,514)
                                                                              ---------------  -----------

Cash Flow from (used in) Investing Activities
  Proceeds from the sale of securities available for sale                             2,498         2,163
  Proceeds from the maturity of securities available for sale                         1,849         5,930
  Principal payments received on securities available for sale                        8,508         7,411
  Purchases of securities available for sale                                        (71,725)       (8,503)
  Principal payments on portfolio loans purchased                                     9,204         1,441
   Portfolio loans made to customers, net of principal payments                      17,343         1,489
  Capital expenditures                                                               (1,253)       (1,058)
                                                                              ---------------  -----------
                                Net Cash from (used in) Investing Activities        (33,576)        8,873
                                                                              ---------------  -----------
Cash Flow used in Financing Activities
  Net increase (decrease) in total deposits                                          78,085       (36,108)
  Net increase (decrease) in short-term borrowings                                   23,431       (25,022)
  Proceeds from Federal Home Loan Bank advances                                     107,240       232,500
  Payments of Federal Home Loan Bank advances                                      (228,274)     (176,350)
  Retirement of long-term debt                                                                       (500)
  Dividends paid                                                                     (2,135)       (1,740)
  Proceeds from issuance of common stock                                              1,348           286
  Repurchase of common stock                                                         (6,972)       (3,703)
                                                                              ---------------  -----------
                                       Net Cash used in Financing Activities        (27,277)      (10,637)
                                                                              ---------------  -----------
                                   Net Decrease in Cash and Cash Equivalents         (2,862)       (9,278)
Cash and Cash Equivalents at Beginning of Period                                     50,525        58,149
                                                                              ---------------  -----------
                                  Cash and Cash Equivalents at End of Period $       47,663   $    48,871
                                                                              ===============  ===========

Cash paid during the period for
  Interest                                                                   $       12,546   $    17,316
  Income taxes                                                                        1,000           686
Transfer of loans to other real estate                                                  560           671
Transfer of securities held to maturity to available for sale                                      20,098





See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity



                                                                                   Three months ended
                                                                                       March 31,
                                                                                   2002          2001
                                                                               -----------    ----------
                                                                                      (unaudited)
                                                                               -------------------------
                                                                                    (in thousands)

Balance at beginning of period                                                $    131,903 $    128,336
  Net income                                                                         7,109        5,258
  Cash dividends declared                                                           (2,114)      (1,839)
  Issuance of common stock                                                           1,864          871
  Repurchase of common stock                                                        (6,972)      (3,703)
  Net change in accumulated other comprehensive
    income (loss), net of related tax effect (note 4)                                1,386         (546)
                                                                               ------------ ------------
Balance at end of period                                                      $    133,176 $    128,377
                                                                               ============ ============






































See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of March 31, 2002 and December 31, 2001, and the results of operations for the three-month periods ended March 31, 2002 and 2001. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. The Registrant's critical accounting policies include the adequacy of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, and the valuation of our deferred tax assets. Refer to our 2001 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Management's assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $12.5 million at March 31, 2002, and $9.0 million at December 31, 2001. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. Comprehensive income for the three-month periods ended March 31 follows:



                                                                     Three months ended
                                                                          March 31,
                                                                    2002           2001
                                                                  --------       ---------
                                                                       (in thousands)
      Net income                                                 $   7,109      $    5,258
      Net change in unrealized gain on securities
        available for sale, net of related tax effect                  295           2,216
      Cumulative effect of change in accounting
        principle, net of related tax effect                                          (731)
      Net change in unrealized gain (loss) on derivative
        instruments, net of related tax effect                       1,091          (2,031)
                                                                  ---------      ----------
      Comprehensive income                                       $   8,495      $    4,712
                                                                  =========      ==========


5. The Registrant's reportable segments are based upon legal entities. The Registrant has four reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM") and Independent Bank East Michigan ("IBEM"), collectively the "Banks." The Registrant evaluates performance based principally on net income of the respective reportable segments. The Registrant consolidated two segments, IB and Independent Bank MSB, during the third quarter of 2001. Prior period financial information has been restated to reflect the consolidation.

                                   (unaudited)

A summary of selected financial information for the Registrant's reportable segments for the three-month periods ended March 31, follows:



Three months ended March 31,
                                    IB          IBWM         IBSM         IBEM        OTHER(1)       TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2002
  Total assets                $    873,729 $    370,351 $    291,905 $    328,683 $      8,252    $ 1,872,920
  Interest income                   14,948        6,606        4,904        5,256            7         31,721
  Net interest income                8,949        4,679        2,990        3,306         (457)        19,467
  Provision for loan losses            187          110          280          350                         927
  Income (loss) before
    income tax                       5,062        3,062        1,461        1,123         (785)         9,923
  Net income (loss)                  3,670        2,106        1,066          946         (679)         7,109


2001
  Total assets                $    904,547 $    353,835 $    218,301 $    307,312 $      4,358    $ 1,788,353
  Interest income                   16,727        7,378        4,290        5,827            6         34,228
  Net interest income                7,840        4,211        2,348        3,292         (579)        17,112
  Provision for loan losses            243          150           90          150                         633
  Income (loss) before
    income tax                       3,522        2,408        1,117        1,350       (1,011)         7,386
  Net income (loss)                  2,519        1,564          828        1,087         (740)         5,258



(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:



                                                                                          Three months ended
                                                                                              March 31,
                                                                                        2002              2001
                                                                                     ------------      -----------
                                                                                    (in thousands, except per share
                                                                                               amounts)
     Net income before cumulative effect of change in
        accounting principle                                                        $      7,109      $     5,293
                                                                                     ============      ===========
     Net income                                                                     $      7,109      $     5,258
                                                                                     ============      ===========

     Average shares outstanding (Basic) (1)                                               11,799           12,126
       Effect of dilutive securities -- stock options                                        222              144
                                                                                     ------------      -----------
              Average shares outstanding (Diluted)                                        12,021           12,270
                                                                                     ============      ===========
     Net income per share before cumulative effect of
        change in accounting principle
        Basic                                                                       $        .60      $       .44
        Diluted                                                                              .59              .43
     Net income per share
        Basic                                                                       $        .60      $       .43
        Diluted                                                                              .59              .43


     (1) Shares outstanding have been adjusted for a 5% stock dividend in 2001.

7. The Registrant adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") on January 1, 2001. SFAS #133, which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

The Registrant's derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:


                                                                                          March 31, 2002
                                                                                             Average
                                                                                Notional     Maturity      Fair
                                                                                 Amount      (years)       Value
                                                                              --------------------------------------
                                                                                      (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                      $39,000          6.9     $(1,283)
                                                                              ========================================

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                                        $173,000          1.8     $(4,465)
   Interest-rate collar agreements                                                  10,000          1.6        (412)
                                                                              ----------------------------------------
        Total                                                                     $183,000          1.8     $(4,877)
                                                                              ========================================

No hedge designation
   Pay fixed interest-rate swap agreements                                         $26,000          0.6       $(574)
   Pay variable interest-rate swap agreements                                       15,000          0.4         (13)
   Interest-rate cap agreements                                                     47,000          0.2           0
   Interest-rate floor agreements                                                   10,000          0.6           0
   Rate-lock real estate mortgage loan commitments                                  26,000          0.1        (344)
   Mandatory commitments to sell real estate mortgage loans                         50,000          0.1         448
                                                                              ----------------------------------------
        Total                                                                     $174,000          0.3       $(483)
                                                                              ========================================



                                   (unaudited)

The Banks have established management objectives and strategies which include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. Management monitors the Banks' interest rate risk position via simulation modeling reports (See "Asset/liability management"). The goal of the Banks' asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

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

Upon adoption of SFAS #133, the Banks recorded the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, the Banks adjust their balance sheets to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $3.1 million, net of tax, of unrealized losses on Cash Flow Hedges at March 31, 2002 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2002 is 5.6 years.

The Banks also use long-term, fixed-rate brokered CDs to fund a portion of their balance sheets. These instruments expose the Banks to variability in fair value due to changes in interest rates. To meet their objectives, the Banks may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments ("Fair Value Hedges"). Fair Value Hedges currently include pay-variable interest rate swaps.

Also, upon adoption of SFAS #133, the Banks recorded Fair Value Hedges at fair value in accrued expenses and other liabilities. The hedged items (primarily fixed-rate debt obligations) were also recorded at fair value through the statement of operations, which offsets the adjustment to Fair Value Hedges. On an ongoing basis, the Banks will adjust their respective balance sheets to reflect the then current fair value of both the Fair Value Hedges and the respective hedged items. To the extent that the change in value of the Fair Value Hedges do not offset the change in the value of the hedged items, the ineffective portion is immediately recognized as interest expense.

                                   (unaudited)

Certain derivative financial instruments, discussed in the following paragraphs, are not designated as hedges. The fair value of these derivative financial instruments have been recorded on the Banks' balance sheets and are adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of derivative financial instruments not designated as hedges, are recognized currently as interest expense.

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

In the ordinary course of business, the Banks enter into rate-lock real estate mortgage loan commitments with customers ("Rate Lock Commitments"). These commitments expose the Banks to interest rate risk. The Banks also enter into mandatory commitments to sell real estate mortgage loans ("Mandatory Commitments") to hedge price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect the Banks' loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of real estate mortgage loans. Interest expense and net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of derivative instruments, which are not designated as hedges.

The impact of SFAS #133 on net income and other comprehensive income for the three-months ended March 31, 2002 and 2001 is as follows:



                                                                      Income (Expense)
                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-
        month period ended March 31, 2002

        Interest rate swap agreements not
          designated as hedges                   $              261                        $               261
        Rate Lock Commitments                                 1,281                                      1,281
        Mandatory Commitments                                (2,105)                                    (2,105)
        Fair value hedges                                         1                                          1
        Ineffectiveness of cash flow hedges                      24                                         24
        Cash flow hedges                                         11  $                 63                   74
        Reclassification adjustment                                                 1,615                1,615
                                                  ------------------   -------------------  -------------------
          Total                                                (527)                1,678                1,151
        Federal income tax                                     (184)                  587                  403
                                                  ------------------   -------------------  -------------------
          Net                                    $             (343)  $             1,091  $               748
                                                  ==================   ===================  ===================



                                   (unaudited)





                                                                       Income (Expense)
                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)

      Change in fair value during the three-
        month period ended March 31, 2001

        Option contracts not designated as
          hedges                                 $              (27)                       $               (27)
        Interest rate swap agreements not
          designated as hedges                                 (329)                                      (329)
        Rate Lock Commitments                                  (112)                                      (112)
        Mandatory Commitments                                    60                                         60
        Fair value hedges                                        (4)                                        (4)
        Ineffectiveness of cash flow hedges                       4                                          4
        Cash flow hedges                                         33   $            (3,034)              (3,001)
        Reclassification adjustment                                                   (43)                 (43)
                                                  ------------------  --------------------  -------------------
          Total                                                (375)               (3,077)              (3,452)
        Federal income tax                                     (131)               (1,046)              (1,177)
                                                  ------------------   -------------------  -------------------
          Net                                    $             (244)  $            (2,031) $            (2,275)
                                                  ==================   ===================  ===================

      Cumulative effect of change in accounting principle at January 1, 2001

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
                                                  ==================   ===================  ===================



                                   (unaudited)

8. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS #141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS #142"). These two Statements have a profound effect on how organizations account for business combinations and for the purchased goodwill and intangible assets that arise from those combinations or are acquired otherwise. SFAS #141 was effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001, and requires that such combinations be accounted for using the purchase method of accounting. SFAS #142 was effective for fiscal years beginning after December 15, 2001 and requires that the amortization of goodwill cease and that goodwill instead only be reviewed for impairment. Prior to 2002, the Registrant had been amortizing approximately $0.7 million, net of tax, of goodwill annually. This amortization ceased upon adoption of SFAS #142 on January 1, 2002. Based on Management's review of goodwill recorded on the Registrant's Statement of Condition, no impairment existed as of January 1, 2002.

Intangible assets, net of amortization, were comprised of the following at March 31, 2002 and December 31, 2001:



                                              March 31, 2002                  December 31, 2001
                                      -------------------------------- --------------------------------
                                          Gross                            Gross
                                         Carrying       Accumulated       Carrying       Accumulated
                                          Amount        Amortization       Amount        Amortization
                                      ---------------  --------------- ---------------  ---------------
                                                          (dollars in thousands)

  Amortized intangible assets -
     Core deposit intangibles        $        12,686  $         6,198 $        12,666  $         5,952
                                      ===============  =============== ===============  ===============

  Unamortized intangible assets -
      Goodwill                       $         7,299                  $         6,859
                                      ===============                  ===============


Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.


                                                     (dollars in thousands)
Year ending December 31:
     2002                                               $       982
     2003                                                       982
     2004                                                       982
     2005                                                       982
     2006                                                       982
     2007 and thereafter                                      1,578
                                                         -----------
          Total                                         $     6,488
                                                         ===========


                                   (unaudited)



Changes in the carrying amount of goodwill by reporting segment for the three months ended March 31, 2002 were as follows:


                                        ------------------------------------------------------------------------------
                                            IB          IBWM        IBSM         IBEM         OTHER(1)        TOTAL
                                        ------------------------------------------------------------------------------
                                                                   (dollars in thousands)

  Balance, January 1, 2002             $     6,314  $        32  $            $       180  $       333    $      6,859
  Goodwill acquired during period              440                                                                 440
                                        -----------  -----------  -----------  -----------  -----------    ------------
  Balance, March 31, 2002              $     6,754  $        32  $            $       180  $       333    $      7,299
                                        ===========  ===========  ===========  ===========  ===========    ============


(1) Includes items relating to the Registrant and certain insignificant operations.

The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142:



                                                                        Three months ended
                                                                             March 31,
                                                                  --------------------------------
                                                                       2002             2001
                                                                  ---------------  ---------------
                                                                       (dollars in thousands)
Net income:
     Reported net income                                         $         7,109  $         5,258
     Add back -- goodwill amortization                                                        168
                                                                  ---------------  ---------------
          Adjusted net income                                    $         7,109  $         5,426
                                                                  ===============  ===============

Basic earnings per share:
     Reported net income                                         $           .60              .43
     Add back -- goodwill amortization                                                        .02
                                                                  ---------------  ---------------
          Adjusted net income                                    $           .60  $           .45
                                                                  ===============  ===============

Diluted earnings per share:
     Reported net income                                         $           .59  $           .43
     Add back -- goodwill amortization                                                        .01
                                                                  ---------------  ---------------
          Adjusted net income                                    $           .59  $           .44
                                                                  ===============  ===============

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS #144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS #144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS #144 did not have a material impact on the Registrant's financial condition or results of operations.

9. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expressions such as "expects," "intends," "believes," and "should" which are necessarily statements of belief as to the expected outcomes of future events. Actual results could differ materially from those contained in, or implied by such forward-looking statements. Independent Bank Corporation undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2001 Annual Report on Form 10-K.


                               FINANCIAL CONDITION

SUMMARY Our total assets declined slightly during the first three months of 2002. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.357 billion at March 31, 2002, down $27.3 million from December 31, 2001 primarily due to a decline in real estate mortgage loans. (See "Portfolio loans and asset quality.") Loans held for sale declined by $49.4 million, as the volume of loan sales in the first quarter of 2002 exceeded new originations of such loans. The declines in these asset categories were partially offset by an increase in securities available for sale.

Deposits totaled $1.465 billion at March 31, 2002, compared to $1.387 billion at December 31, 2001. The $78.1 million increase in total deposits during the period principally reflects an increase in savings and NOW accounts and an increase in brokered certificates of deposit ("Brokered CDs"). Other borrowings totaled $206.2 million at March 31, 2002, a decline of $81.8 million from December 31, 2001, attributable to the payoff of short-term and maturing borrowings as a result of funds generated from the growth in deposits.

SECURITIES We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and other asset-backed securities. We continually measure and evaluate our asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. (See "Asset/liability management.")

SECURITIES


                                                     Unrealized
                                                     ------------------------------
                                     Amortized                                            Fair
                                        Cost             Gains           Losses          Value
                                    --------------   --------------   -------------  -------------
                                                      (in thousands)
Securities available for sale
  March 31, 2002                       $344,970          $ 6,133          $1,947        $349,156
  December 31, 2001                     286,571            5,789           2,057         290,303


The purchase or sale of securities is dependent upon our assessment of investment and funding opportunities as well as our asset/liability management needs. Securities available for sale increased to $349.2 million at March 31, 2002 from $290.3 million at December 31, 2001. This increase was the result of purchases of securities during the first quarter of 2002 primarily to offset declines in other interest earning assets such as Portfolio Loans and loans held for sale. Sales of securities available for sale were as follows:

SALES OF SECURITIES AVAILABLE FOR SALE


                            Three months ended
                                 March 31,
                          2002            2001
                      --------------  --------------
                              (in thousands)

Proceeds                     $2,498          $2,163
                      ==============   =============

Gross gains                    $ 45             $35
Gross losses                    (79)
                      --------------   -------------
 Net Gains                     $(34)            $35
                      ==============   =============

PORTFOLIO LOANS AND ASSET QUALITY We believe that our decentralized structure provides important advantages in serving the credit needs of our principal lending markets. In addition to the communities served by our branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators.

Although each of our Banks' management and Boards of Directors retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our corporate loan committee as well as the centralization of commercial loan credit services and loan review functions promotes compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

We generally retain loans that may be profitably funded within established risk parameters. (See "Liquidity and capital resources.") As a result, we often retain adjustable-rate and balloon real estate mortgage loans, while 15- and 30-year, fixed-rate obligations are sold to mitigate exposure to changes in interest rates. (See "Asset/liability management.") Although total real estate mortgage loan origination volume increased substantially in the first quarter of 2002 compared to the first quarter of 2001, our balance of real estate mortgage loans declined. This decline reflects an increase in prepayments in the portfolio (caused primarily by refinancing activity resulting from lower interest rates) as well as new origination volume being primarily 15- and 30-year fixed rate obligations, which are generally sold as explained above. If borrowers continue to prefer longer-term fixed rate mortgage loans, we believe it may be difficult to grow our real estate mortgage loan portfolio in the foreseeable future.

The $9.1 million increase in commercial loans during the three months ended March 31, 2002, principally reflects our emphasis on lending opportunities within this category of loans, particularly in the Lansing and Grand Rapids markets. Loans secured by real estate comprise the majority of new commercial loans. Weaker economic conditions and intense competition slowed our growth of commercial loans. Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. Management views loan growth consistent with prevailing quality standards as its major near term challenge.

  NON-PERFORMING ASSETS


                                                         March 31,           December 31,
                                                            2002                 2001
                                                      -----------------    -----------------
                                                             (dollars in thousands)
  Non-accrual loans                                             $8,715               $5,990
  Loans 90 days or more past due and
     still accruing interest                                     3,462                2,771
  Restructured loans                                               284                  285
                                                      -----------------    -----------------
                           Total non-performing loans           12,461                9,046
  Other real estate                                              1,818                1,610
                                                      -----------------    -----------------
                          Total non-performing assets          $14,279              $10,656
                                                      =================    =================
  As a percent of Portfolio Loans
     Non-performing loans                                    0.92%                 0.65%
     Non-performing assets                                   1.05                  0.77
     Allowance for loan losses                               1.24                  1.17
  Allowance for loan losses as a percent of
     non-performing loans                                     135                   179


Non-performing loans increased by $3.4 million during the first quarter of 2002 and totaled $12.5 million, or 0.92% of total Portfolio Loans at March 31, 2002. The increase in total non-performing loans by loan category during the first quarter of 2002 was: commercial: $2.3 million, real estate mortgage: $0.8 million and installment: $0.3 million. The increase in commercial non-performing loans is primarily due to the addition of a $2.1 million loan on a hotel property in Bad Axe, Michigan. As of March 31, 2002 a specific reserve of approximately $0.6 million had been established on this loan. We are vigorously pursuing collection of this credit, but it is likely that the loan will remain non-performing throughout 2002 as we proceed with the collection process. The increase in non-performing real estate mortgage loans and installment loans is believed to primarily reflect economic conditions in some of our markets that have led to higher unemployment as well as other factors affecting consumer credit such as increased debt levels.

Impaired loans totaled approximately $7.1 million and $4.1 million at March 31, 2002 and 2001, respectively. At those same dates, certain impaired loans with balances of approximately $4.4 million and $0.5 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.5 million and $0.2 million, respectively. Our average investment in impaired loans was approximately $6.1 million for the three-month period ended March 31, 2002. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first quarter of 2002 was approximately $0.1 million.

ALLOWANCE FOR LOAN LOSSES

                                                             Three months ended
                                                                 March 31,
                                                            2002           2001
                                                        -------------   -----------
                                                               (in thousands)
Balance at beginning of period                               $16,167        $13,982
Additions (deduction)
  Provision charged to operating expense                         927            633
  Recoveries credited to allowance                               203            156
  Loans charged against the allowance                           (493)          (449)
                                                        -------------   ------------
Balance at end of period                                     $16,804        $14,322
                                                        =============   ============

Net loans charged against the allowance to
  average Portfolio Loans (annualized)                         0.08%          0.08%


In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during our review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                 March 31,         December 31,
                                                                   2002                2001
                                                            ----------------------------------------
                                                                        (in thousands)
Specific allocations                                                    $ 1,500               $ 500
Other adversely rated loans                                               6,487               7,284
Historical loss allocations                                               2,513               2,837
Additional allocations based on subjective factors                        6,304               5,546
                                                            ----------------------------------------
                                                                        $16,804             $16,167
                                                            ========================================


DEPOSITS AND BORROWINGS Our competitive position within many of the markets served by our branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, we compete principally on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.

We have implemented funding strategies that incorporate other borrowings and Brokered CDs to finance a portion of the Portfolio Loans. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.


                                                    March 31, 2002                     December 31, 2001
                                             -------------------------------   -----------------------------
                                                        Average                           Average
                                               Amount   Maturity    Rate        Amount   Maturity     Rate
                                             -------------------------------   -----------------------------
                                                                (dollars in thousands)
Brokered CDs(1)                               $218,556  2.1 years   3.44%     $163,315  1.7 years      3.83%
Fixed rate FHLB advances(1)                     81,049  6.7 years   5.01       129,084  4.1 years      4.08
Variable rate FHLB advances(1)                  20,000  0.4 years   1.95        93,000  0.4 years      1.83
Securities sold under agreements to
   Repurchase(1)                                88,882  0.1 years   1.83        54,963  0.2 years      1.94
Federal funds purchased                         19,300      1 day   1.91        35,100      1 day      1.86
                                              -------- ----------   ----     ---------- ---------   ---------
      Total                                   $427,787  2.4 years   3.27%     $475,462  1.8 years      3.15%
                                              ======== ==========   ====     ========== =========   =========

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management".) At March 31, 2002, we employed interest-rate caps, floors and collars with an aggregate notional amount of $67.0 million. We also employed interest-rate swaps with an aggregate notional amount of $253.0 million. (See note #7 to interim consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes unsecured debt and Preferred Securities.

We believe that diversified portfolios of quality commercial and consumer loans will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been an integral component of our capital management strategies.

To supplement our balance sheet and capital management activities, we regularly repurchase our common stock. We purchased 239,000 shares at an average price of $29.22 in the first quarter of 2002 compared to 182,000 shares at an average price of $20.35 per share during the first quarter of 2001. As of March 31, 2002 we had 558,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

CAPITALIZATION


                                                               March 31,         December 31,
                                                                  2002               2001
                                                             ----------------- --------------
                                                                     (in thousands)
Unsecured debt                                                  $  10,500       $  10,500
                                                                 --------        --------
Preferred Securities                                               17,250          17,250
                                                                 --------        --------
Shareholders' Equity
  Preferred stock, no par value
  Common Stock, par value $1.00 per share                          11,733          11,865
  Capital surplus                                                  77,536          82,512
  Retained earnings                                                44,350          39,355
  Accumulated other comprehensive income (loss)                     (443)         (1,829)
                                                                 --------        --------
          Total shareholders' equity                              133,176         131,903
                                                                 --------        --------
          Total capitalization                                   $160,926        $159,653
                                                                 ========        ========

Total shareholders' equity at March 31, 2002 was up slightly from December 31, 2001, as the retention of earnings, the issuance of common stock pursuant to certain compensation plans and a decline in accumulated other comprehensive loss was partially offset by purchases of our common stock. Shareholders' equity totaled $133.2 million, equal to 7.11% of total assets at

March 31, 2002. At December 31, 2001, shareholders' equity totaled $131.9 million, which was equal to 6.98% of assets.

     CAPITAL RATIOS

                                                              March 31, 2002       December 31, 2001
                                                            --------------------- ----------------------

     Equity capital                                                 7.11%                   6.98%
     Tier 1 leverage (tangible equity capital)                      7.44                    7.28
     Tier 1 risk-based capital                                      9.99                    9.82
     Total risk-based capital                                      11.22                   10.98


(1) Based on year to date average balances for the respective periods

ASSET/LIABILITY MANAGEMENT Interest-rate risk is created by differences in the pricing characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest-rate risk.

Our asset/liability management efforts are intended to identify sources of interest-rate risk and to evaluate opportunities to structure our balance sheet in a manner that is consistent with our mission to maintain profitable financial leverage. The marginal cost of funds is a principal consideration in the implementation of our balance sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors.

We employ simulation analyses to monitor our interest-rate risk profiles and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates.


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $7.1 million during the three months ended March 31, 2002, compared to $5.3 million during the comparable period in 2001. The increase in net income reflects increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense, the provision for loan losses and federal income taxes. The amortization of intangible assets declined by $0.2 million during the three month period ended March 31, 2002, compared to the comparable quarter in 2001, as the result of adoption of SFAS #142. (See note #8 to interim consolidated financial statements.)



KEY PERFORMANCE RATIOS


                                                  Three months
                                                 ended March 31,
                                               2002          2001
                                            --------------------------
Net income to
  Average assets                               1.55%         1.21%
  Average equity                               21.34         16.45

Earnings per common share
  Basic                                        $0.60         $0.43
  Diluted                                       0.59          0.43


NET INTEREST INCOME Tax equivalent net interest income totaled $20.5 million during the three months ended March 31, 2002. The increase from $18.0 million during the comparable period of 2001 reflects a 35 basis point increase in our tax equivalent net interest income as a percentage of average earning assets ("Net Yield") as well as a $94.2 million increase in average earning assets. As a result of SFAS #133, tax equivalent net interest income increased by $0.3 million in the first quarter of 2002, compared to a decrease in tax equivalent net interest income of approximately $0.3 million in the first quarter of 2001. (See note #7 to interim consolidated financial statements.)

Average earning assets totaled $1.754 billion during the first quarter of 2002 up from $1.659 billion during the comparable period in 2001. This growth primarily reflects an increase in securities available for sale. The average balance of Portfolio Loans grew only slightly in the first three months of 2002 compared to the first three months of 2001, and declined from the fourth quarter of 2001. (See "Portfolio Loans and asset quality.")

Net Yield was equal to 4.70% during the three months ended March 31, 2002, compared to 4.35% during the corresponding period of 2001. The increase in Net Yield was primarily due to a decline in interest expense as a percent of average earning assets resulting from a lower interest rate environment. The Federal Reserve Bank cut the target federal funds rate eleven times in 2001, leading to generally lower rates on our deposits and borrowings. Partially offsetting the decline in interest expense was a decline in tax equivalent interest income as a percent of average earning assets ("Asset Yield"). The decline in Asset Yield was also generally due to a lower interest rate environment that resulted in the prepayment of higher yielding loans as well as the origination of new loans and the purchase of securities available for sale at lower relative interest rates.

     NET INTEREST INCOME AND SELECTED RATIOS

                                                            Three months
                                                           ended March 31,
                                                         2002            2001
                                                    ---------------  ------------
Average earning assets (in thousands)                  $1,753,560      $1,659,363
Tax equivalent net interest income                         20,498          18,016

As a percent of average earning assets
    Tax equivalent interest income                           7.53%           8.53%
    Interest expense                                         2.83            4.18
    Tax equivalent net interest income                       4.70            4.35

Average earning assets as a
  percent of average assets                                 94.44%          94.05%

Free-funds ratio                                            11.48%          10.52%


PROVISION FOR LOAN LOSSES The provision for loan losses was $0.9 million during the three months ended March 31, 2002, compared to $0.6 million during the three-month period in 2001. The increase in the provision reflects our assessment of the allowance for loan losses taking into consideration factors including an increase in non-performing and impaired loans. (See "Portfolio loans and asset quality.")

NON-INTEREST INCOME Non-interest income, including net gains on the sale of real estate mortgage loans, grew to $7.1 million during the three months ended March 31, 2002. The $2.1 million increase from $5.0 million during the comparable period of 2001 principally reflects a $0.9 million increase in service charges on deposit accounts and a $0.8 million increase in net gains on the sale of real estate mortgage loans.

     NON-INTEREST INCOME

                                                      Three months ended
                                                           March 31,
                                                     2002            2001
                                                  ------------    ------------
                                                          (in thousands)
Service charges on deposit
  accounts                                             $2,712          $1,818
Net gains (losses) on asset sales
  Real estate mortgage loans                            1,806             995
  Securities                                              (34)             35
Manufactured home loan origination fees
  and commissions                                         444             353
Title insurance fees                                      623             286
Real estate mortgage loan servicing fees                  295             391
Mutual fund and annuity commissions                       229             172
Other                                                   1,050             956
                                                  ------------    ------------
      Total non-interest income                        $7,125          $5,006
                                                  ============    ============

The increase in net gains on the sale of real estate mortgage loans reflects an increase in the volume of loans sold partially offset by a decline in net gains as a percentage of real estate mortgage loans sold (the "Loan Sales Margin"). The volume of loans sold during the first quarter of 2002 may not be indicative of real estate mortgage loan sales in future quarters as a result of the decline in loans held for sale. The Loan Sales Margin declined in the first quarter of 2002 compared to 2001, primarily because 2001 activity included a much higher percentage of sales of loans with servicing rights released. During 2001 we were selling a higher percentage of loans with servicing rights released because of the price being paid for such servicing by outside third parties. The price being paid for mortgage loan servicing declined in the latter part of 2001 as mortgage loan refinancing activity increased. As a result, in late 2001 we made a decision to retain the servicing on the majority of the real estate mortgage loans that we were selling. Depending on relative prices being paid for mortgage loan servicing in the future, we may again begin to sell a higher percentage of real estate mortgage loans on a service-released basis.


                                                                           Three months ended
                                                                                 March 31,
                                                                           2002           2001
                                                                       -------------  -------------
                                                                               (in thousands)
Real estate mortgage loans originated                                      $140,720       $115,971
Real estate mortgage loans sold                                             147,312         66,514
Real estate mortgage loans sold with servicing rights released               12,337         57,919
Net gains on the sale of real estate mortgage loans                           1,806            995
Net gains as a percent of real estate mortgage loans sold                      1.23%          1.50%


The volume of loans sold is dependent upon our ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. (See "Portfolio loans and asset quality.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates.

Service charges on deposit accounts increased by 49.2% to $2.7 million during the three months ended March 31, 2002, from $1.8 million during the comparable period in 2001. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations, and increases in certain fees on both retail and commercial checking accounts that we implemented in the second quarter of 2001.

Title insurance fees increased substantially during the first quarter of 2002 compared to the first quarter of 2001 as a result of growth in mortgage lending volume primarily associated with increased refinancing activity. Real estate mortgage loan servicing fees declined in the first quarter of 2002 compared to the year earlier period due primarily to a lower average balance of real estate mortgage loans serviced for others (the "Mortgage Servicing Portfolio"). The average balance of the Mortgage Servicing Portfolio was lower in 2002 compared to 2001 because we sold a majority of our real estate mortgage loans on a service-released basis during the first ten months of 2001 (as described above) and due to increased prepayments in the Mortgage Servicing Portfolio resulting from higher refinancing activity.

We capitalized approximately $1.1 million and $0.1 million of related servicing rights during the three-month periods ended March 31, 2002 and 2001, respectively. Amortization of capitalized servicing rights for both periods was $0.3 million. The book value of capitalized mortgage servicing rights was $5.1 million at March 31, 2002. The fair value of capitalized servicing rights, which relate to approximately $671 million of loans sold and serviced, approximated
$8 million at that same date.

NON-INTEREST EXPENSE Non-interest expense totaled $15.7 million during the three months ended March 31, 2002 an increase of $1.6 million or 11.7% from the corresponding period in 2001. The majority of the increase in total non-interest expense resulted from increases in salaries and benefits (including performance based compensation) due primarily to merit pay increases that were effective January 1, 2002, staffing level increases associated with the expansion and growth of our organization and a rise in health care costs. Intangible asset amortization declined to $0.2 million during the three months ended March 31, 2002, from $0.4 million from the same period in 2001 as the result of the adoption of SFAS #142. (See note #8 to interim consolidated financial statements.)

NON-INTEREST EXPENSE

                                                           Three months ended
                                                                March 31,
                                                          2002            2001
                                                      ------------    -----------
                                                              (in thousands)
Salaries                                                  $ 5,818         $ 5,486
Performance-based compensation and benefits                 1,190             809
Other benefits                                              1,780           1,357
                                                      ------------    -----------
  Salaries and benefits                                     8,788           7,652
Occupancy, net                                              1,306           1,290
Furniture and fixtures                                      1,106           1,058
Data processing                                               713             554
Communications                                                646             588
Advertising                                                   612             501
Loan and collection                                           505             465
Supplies                                                      333             369
Amortization of intangible assets                             246             427
Other                                                       1,487           1,195
                                                      ------------    -----------
      Total non-interest expense                          $15,742         $14,099
                                                      ============    ===========

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by the Registrant have occurred since December 31, 2001.

Part II

Item 6.  Exhibits & Reports on Form 8-K

   (a)   Exhibit Number & Description
         11.  Computation of Earnings Per Share

   (b)   Reports on Form 8-K
         A report on Form 8-K was filed on April 16, 2002, under item 9. The report included supplemental data to the Registrant's press release dated April 16, 2002, regarding its earnings during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    May 10, 2002       By       /s/Robert N. Shuster
    --------------------     ---------------------------------------------------
                                    Robert N. Shuster, Principal Financial
                                                  Officer

Date    May 10, 2002       By       /s/James J. Twarozynski
    --------------------     ---------------------------------------------------
                                    James J. Twarozynski, Principal
                                                  Accounting Officer

                                 Exhibit Index

Exhibit No.             Exhibit Description

   11                   Computation of Earnings Per Share