Form 10-Q
period 2002-06-30
INDEPENDENT BANK CORP /MI/
filed 2002-08-13
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

Commission file number   0-7818
                         ------

                          INDEPENDENT BANK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                  38-2032782
--------------------------------        ---------------------------------------
  (State or jurisdiction of             (I.R.S. Employer Identification Number)
Incorporation or Organization)

            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
      ------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       YES    X     NO
                                                            -------     --------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1                           11,622,948
     --------------------------                  ------------------------------
             Class                               Outstanding at August 12, 2002

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
                                                                                             Number(s)
                                                                                             ---------
PART I -          Financial Information

Item 1.           Consolidated Statements of Financial Condition
                    June 30, 2002 and December 31, 2001                                          2

                  Consolidated Statements of Operations
                    Three- and Six-month periods ended June 30, 2002 and 2001                    3

                  Consolidated Statements of Cash Flows
                    Six-month periods ended June 30, 2002 and 2001                               4

                  Consolidated Statements of Shareholders' Equity
                    Six-month periods ended June 30, 2002 and 2001                               5

                  Notes to Interim Consolidated Financial Statements                             6-15

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          16-26

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     26

PART II -         Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                            27

Item 6.           Exhibits & Reports on Form 8-K                                                 27

Part I
Item 1.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                       June 30,        December 31,
                                                                                         2002              2001
                                                                                   ----------------- -----------------
                                                                                              (unaudited)
                                                                                   -----------------------------------
                                                                                              (in thousands)
Assets
Cash and due from banks                                                            $      57,734     $     50,525
Securities available for sale                                                            380,558          290,303
Federal Home Loan Bank stock, at cost                                                     21,521           21,266
Loans held for sale                                                                       34,184           77,220
Loans
  Commercial                                                                             513,903          482,046
  Real estate mortgage                                                                   615,159          661,462
  Installment                                                                            248,435          241,176
                                                                                   --------------    -------------
                                                                      Total Loans      1,377,497        1,384,684
  Allowance for loan losses                                                              (17,494)         (16,167)
                                                                                   --------------    -------------
                                                                        Net Loans      1,360,003        1,368,517
Property and equipment, net                                                               38,239           35,944
Accrued income and other assets                                                           42,398           44,682
                                                                                   --------------    -------------
                                                                     Total Assets  $   1,934,637     $  1,888,457
                                                                                   ==============    =============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                             $     158,609     $    160,598
  Savings and NOW                                                                        634,771          601,949
  Time                                                                                   702,604          624,820
                                                                                   --------------    -------------
                                                                   Total Deposits      1,495,984        1,387,367
Federal funds purchased                                                                   33,650           35,100
Other borrowings                                                                         217,202          288,010
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                              17,250           17,250
Accrued expenses and other liabilities                                                    29,616           28,827
                                                                                   --------------    -------------
                                                                Total Liabilities      1,793,702        1,756,554
                                                                                   --------------    -------------
Shareholders' Equity
  Preferred stock, no par value - 200,000 shares authorized; none outstanding
  Common stock, $1.00 par value - 30,000,000 shares authorized;
    issued and outstanding:  11,723,396 shares at June 30, 2002
    and 11,864,876 shares at December 31, 2001                                            11,723           11,865
  Capital surplus                                                                         76,525           82,512
  Retained earnings                                                                       49,529           39,355
  Accumulated other comprehensive income (loss)                                            3,158           (1,829)
                                                                                   --------------    -------------
                                                       Total Shareholders' Equity        140,935          131,903
                                                                                   --------------    -------------
                                       Total Liabilities and Shareholders' Equity  $   1,934,637     $  1,888,457
                                                                                   ==============    =============



See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                 2002         2001          2002          2001
                                                              -----------  ------------  ------------  -----------
                                                                    (unaudited)                (unaudited)
                                                              -------------------------  -------------------------
                                                                    (in thousands, except per share amounts)
Interest Income
  Interest and fees on loans                                  $   26,849   $    29,423   $    53,903   $   59,587
  Securities available for sale
    Taxable                                                        3,315         2,086         6,026        4,358
    Tax-exempt                                                     1,757         1,438         3,400        2,841
  Other investments                                                  334           379           647          768
                                                              -----------  ------------  ------------  -----------
                                     Total Interest Income        32,255        33,326        63,976       67,554
                                                              -----------  ------------  ------------  -----------
Interest Expense
  Deposits                                                         9,042        11,428        17,668       24,359
  Other borrowings                                                 2,970         4,788         6,598        8,973
                                                              -----------  ------------  ------------  -----------
                                    Total Interest Expense        12,012        16,216        24,266       33,332
                                                              -----------  ------------  ------------  -----------
                                       Net Interest Income        20,243        17,110        39,710       34,222
Provision for loan losses                                          1,166         1,261         2,093        1,894
                                                              -----------  ------------  ------------  -----------
       Net Interest Income After Provision for Loan Losses        19,077        15,849        37,617       32,328
                                                              -----------  ------------  ------------  -----------
Non-interest Income
  Service charges on deposit accounts                              3,241         2,265         5,953        4,083
  Net gains on asset sales
    Real estate mortgage loans                                     1,238         2,052         3,044        3,047
    Securities                                                       210           123           176          158
  Other income                                                     2,896         2,898         5,537        5,056
                                                              -----------  ------------  ------------  -----------
                                 Total Non-interest Income         7,585         7,338        14,710       12,344
                                                              -----------  ------------  ------------  -----------
Non-interest Expense
  Salaries and employee benefits                                   9,262         7,874        18,050       15,526
  Occupancy, net                                                   1,344         1,183         2,650        2,473
  Furniture and fixtures                                           1,144         1,109         2,250        2,167
  Other expenses                                                   4,754         4,802         9,296        8,901
                                                              -----------  ------------  ------------  -----------
                                Total Non-interest Expense        16,504        14,968        32,246       29,067
                                                              -----------  ------------  ------------  -----------
                          Income Before Federal Income Tax        10,158         8,219        20,081       15,605
Federal income tax expense                                         2,870         1,970         5,684        4,063
                                                              -----------  ------------  ------------  -----------
  Net Income Before Cumulative Effect of Change
    in Accounting Principle                                        7,288         6,249        14,397       11,542
Cumulative effect of change in accounting
  principle, net of tax                                                                                       (35)
                                                              -----------  ------------  ------------  -----------
                        Net Income                            $    7,288   $     6,249   $    14,397   $   11,507
                                                              ===========  ============  ============  ===========
Net Income Per Share Before Cumulative
  Effect of Change in Accounting Principle
  Basic                                                       $      .62   $       .52   $      1.22   $      .95
  Diluted                                                            .61           .51          1.20          .94
Net Income Per Share
  Basic                                                       $      .62   $       .52   $      1.22   $      .95
  Diluted                                                            .61           .51          1.20          .94
Dividends Per Common Share
  Declared                                                    $      .18   $       .15   $       .36   $      .30
  Paid                                                               .18           .15           .36          .29




See notes to interim consolidated financial statements.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                   Six months ended
                                                                                       June 30,
                                                                                  2002          2001
                                                                              ----------------------------
                                                                                      (unaudited)
                                                                              ----------------------------
                                                                                      (in thousands)
Net Income                                                                    $      14,397  $     11,507
                                                                              -------------  -------------
Adjustments to Reconcile Net Income
  to Net Cash from (used in) Operating Activities
    Proceeds from sales of loans held for sale                                      246,365       197,634
    Disbursements for loans held for sale                                          (200,285)     (213,040)
    Provision for loan losses                                                         2,093         1,894
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               3,160         3,219
    Net gains on sales of real estate mortgage loans                                 (3,044)       (3,047)
    Net gains on sales of securities                                                   (176)         (158)
    Decrease in deferred loan fees                                                      895            70
    (Increase) decrease in accrued income and other assets                            1,684        (1,464)
    Decrease in accrued expenses and other liabilities                                 (942)         (677)
                                                                              --------------  ------------
                                                                                     49,750       (15,569)
                                                                              --------------  ------------
                                Net Cash from (used in) Operating Activities         64,147        (4,062)
                                                                              --------------  ------------

Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                            23,013         5,084
  Proceeds from the maturity of securities available for sale                         2,673        10,946
  Principal payments received on securities available for sale                       15,333        11,582
  Purchases of securities available for sale                                       (124,179)      (27,396)
  Portfolio loans purchased                                                                       (36,480)
  Principal payments on portfolio loans purchased                                    13,634         1,314
  Portfolio loans made to customers, net of principal payments                       (8,108)       (7,908)
  Capital expenditures                                                               (4,546)       (1,652)
                                                                              --------------  ------------
                                       Net Cash used in Investing Activities        (82,180)      (44,510)
                                                                              --------------  ------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                         108,617       (88,068)
  Net increase (decrease) in short-term borrowings                                   40,527       (18,570)
  Proceeds from Federal Home Loan Bank advances                                     214,040       465,500
  Payments of Federal Home Loan Bank advances                                      (326,825)     (317,897)
  Retirement of long-term debt                                                                     (1,000)
  Dividends paid                                                                     (4,248)       (3,579)
  Proceeds from issuance of common stock                                              2,148         1,110
  Repurchase of common stock                                                         (9,017)       (4,957)
                                                                              --------------  ------------
                                          Net Cash from Financing Activities         25,242        32,539
                                                                              --------------  ------------
                        Net Increase (Decrease) in Cash and Cash Equivalents          7,209       (16,033)
Cash and Cash Equivalents at Beginning of Period                                     50,525        58,149
                                                                              --------------  ------------
                                  Cash and Cash Equivalents at End of Period  $      57,734   $    42,116
                                                                              ==============  ============

Cash paid during the period for
  Interest                                                                    $      23,932   $    36,553
  Income taxes                                                                        4,100         4,296
Transfer of loans to other real estate                                                  935         1,336
Transfer of securities held to maturity to available for sale                                      20,098




See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                                  Six months ended
                                                                                      June 30,
                                                                                 2002          2001
                                                                              ------------  -----------
                                                                                      (unaudited)
                                                                                 -----------------------
                                                                                   (in thousands)

Balance at beginning of period                                                $   131,903  $   128,336
  Net income                                                                       14,397       11,507
  Cash dividends declared                                                          (4,224)      (3,679)
  Issuance of common stock                                                          2,889        1,798
  Repurchase of common stock                                                       (9,017)      (4,957)
  Net change in accumulated other comprehensive
    income (loss), net of related tax effect (note 4)                               4,987       (1,583)
                                                                              ------------ ------------
Balance at end of period                                                      $   140,935  $   131,422
                                                                              ============ ============






See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of June 30, 2002 and December 31, 2001, and the results of operations for the three- and six-month periods ended June 30, 2002 and 2001. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the adequacy of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights and the valuation of our deferred tax assets. Refer to our 2001 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $12.0 million at June 30, 2002, and $9.0 million at December 31, 2001. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods. The provision for income taxes for the three month period ended June 30, 2001 also includes a benefit in the amount of $0.4 million resulting from an adjustment of net deferred tax assets associated with an increase in our statutory tax rate from 34% to 35%.

4. Comprehensive income for the three-month and the six-month periods ended June 30 follows:

                                                             Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                             2002           2001         2002            2001
                                                           ---------      ----------   ----------      ---------
                                                                              (in thousands)
   Net income                                              $  7,288       $   6,249    $  14,397       $ 11,507
   Net change in unrealized gain on securities
     available for sale, net of related tax effect            4,640            (524)       4,935          1,692
   Cumulative effect of change in accounting
     principle, net of related tax effect                                                                  (731)
   Net change in unrealized loss on derivative
     instruments, net of related tax effect                  (1,039)           (513)          52         (2,544)
                                                           ---------      ----------   ----------      ---------
   Comprehensive income                                    $ 10,889       $   5,212    $  19,384       $  9,924
                                                           =========      ==========   ==========      =========


5. Our reportable segments are based upon legal entities. We have four reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM") and Independent Bank East Michigan ("IBEM"), collectively the "Banks." We evaluate performance based principally on net income of the respective reportable segments. We consolidated two segments, IB and Independent Bank MSB, during the third quarter of 2001. Prior period financial information has been restated to reflect the consolidation.

                                   (unaudited)

A summary of selected financial information for our reportable segments for the three-month and six-month periods ended June 30, follows:

Three months ended June 30,
                                   IB          IBWM        IBSM         IBEM         OTHER(1)        TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2002
  Total assets                $    918,241 $    377,439 $    300,321 $    336,814 $      1,822    $ 1,934,637
  Interest income                   15,272        6,804        4,875        5,296            8         32,255
  Net interest income                9,299        4,850        3,090        3,462         (458)        20,243
  Provision for loan losses            536          360          120          150                       1,166
  Income (loss) before
    income tax                       4,988        2,833        1,516        1,402         (581)        10,158
  Net income (loss)                  3,646        1,951        1,095        1,117         (521)         7,288


2001
  Total assets                $    931,494 $    359,526 $    227,979 $    324,443 $    (13,721)   $ 1,829,721
  Interest income                   16,469        7,080        4,216        5,552            9         33,326
  Net interest income                7,892        4,249        2,299        3,193         (523)        17,110
  Provision for loan losses            771          150           90          250                       1,261
  Income (loss) before
    income tax                       3,771        2,747        1,272        1,328         (899)         8,219
  Net income (loss)                  2,721        1,871          943        1,038         (324)         6,249

Six months ended June 30,
                                   IB          IBWM        IBSM         IBEM         OTHER(1)        TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2002
  Total assets                $    918,241 $    377,439 $    300,321 $    336,814 $      1,822    $ 1,934,637
  Interest income                   30,220       13,410        9,779       10,552           15         63,976
  Net interest income               18,248        9,529        6,080        6,768         (915)        39,710
  Provision for loan losses            723          470          400          500                       2,093
  Income (loss) before
    income tax                      10,050        5,895        2,977        2,525       (1,366)        20,081
  Net income (loss)                  7,316        4,057        2,161        2,063       (1,200)        14,397


2001
  Total assets                $    931,494 $    359,526 $    227,979 $    324,443 $    (13,721)   $ 1,829,721
  Interest income                   33,196       14,458        8,505       11,380           15         67,554
  Net interest income               15,732        8,460        4,646        6,486       (1,102)        34,222
  Provision for loan losses          1,014          300          180          400                       1,894
  Income (loss) before
    income tax                       7,293        5,155        2,389        2,678       (1,910)        15,605
  Net income (loss)                  5,240        3,435        1,771        2,125       (1,064)        11,507

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

                                                                     Three months ended           Six months ended
                                                                          June 30,                    June 30,
                                                                    2002           2001         2002           2001
                                                                  ----------     ----------   ---------      ----------
                                                                        (in thousands, except per share amounts)
     Net income before cumulative effect of change in
       accounting principle                                       $   7,288      $   6,249    $ 14,397       $  11,542
                                                                  ==========     ==========   =========      ==========
     Net income                                                   $   7,288      $   6,249    $ 14,397       $  11,507
                                                                  ==========     ==========   =========      ==========

     Shares outstanding (Basic) (1)                                  11,722         12,056      11,760          12,091
       Effect of dilutive securities - stock options                    222            166         221             155
                                                                  ----------     ----------   ---------      ----------
              Average shares outstanding (Diluted)                   11,944         12,222      11,981          12,246
                                                                  ==========     ==========   =========      ==========
     Net income per share before cumulative effect of
       change in accounting principle
       Basic                                                      $     .62      $     .52    $   1.22       $     .95
       Diluted                                                          .61            .51        1.20             .94
     Net income per share
       Basic                                                      $     .62      $     .52    $   1.22       $     .95
       Diluted                                                          .61            .51        1.20             .94

     (1) Shares outstanding have been adjusted for a 5% stock dividend in 2001.

7. We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") on January 1, 2001. SFAS #133, which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                          June 30, 2002
                                                                                             Average
                                                                                Notional     Maturity      Fair
                                                                                 Amount      (years)       Value
                                                                              ------------   -----------  ----------
                                                                                      (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                      $29,000        6.7     $   (61)
                                                                              ============   ========     =======
Cash Flow Hedge
   Pay fixed interest-rate swap agreements                                        $177,000        1.5     $(6,012)
   Interest-rate collar agreements                                                  10,000        1.4        (438)
                                                                              ------------   --------     -------
        Total                                                                     $187,000        1.5     $(6,450)
                                                                              ============   ========     =======
No hedge designation
   Pay fixed interest-rate swap agreements                                         $26,000        0.3     $  (356)
   Pay variable interest-rate swap agreements                                       15,000        0.2          (3)
   Interest-rate cap agreements                                                     22,000        0.1           0
   Interest-rate floor agreements                                                   10,000        0.3           0
   Rate-lock real estate mortgage loan commitments                                  20,000        0.1         (28)
   Mandatory commitments to sell real estate mortgage loans                         43,000        0.1        (207)
                                                                              ------------   --------     -------
        Total                                                                     $136,000        0.2     $  (594)
                                                                              ============   ========     =======

                                   (unaudited)

We have established management objectives and strategies which include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports (See "Asset/liability management"). The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We use variable rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates ("Cash Flow Hedges"). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps and interest-rate collars.

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate collars, we will receive cash if interest rates rise above a predetermined level while we will make cash payments if interest rates fall below a predetermined level. As a result, we effectively have variable rate debt with an established maximum and minimum rate.

Upon adoption of SFAS #133, we recorded the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $6.0 million, net of tax, of unrealized losses on Cash Flow Hedges at June 30, 2002 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2002 is 5.3 years.

We also use long-term, fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments ("Fair Value Hedges"). Fair Value Hedges currently include pay-variable interest rate swaps.

Also, upon adoption of SFAS #133, we recorded Fair Value Hedges at fair value in accrued expenses and other liabilities. The hedged items (primarily fixed-rate debt obligations) were also recorded at fair value through the statement of operations, which offsets the adjustment to Fair Value Hedges. On an ongoing basis, we will adjust our balance sheet to reflect the then current fair value of both the Fair Value Hedges and the respective hedged items. To the extent that the change in value of the Fair Value Hedges do not offset the change in the value of the hedged items, the ineffective portion is immediately recognized as interest expense.

                                   (unaudited)

Certain derivative financial instruments, discussed in the following paragraphs, are not designated as hedges. The fair value of these derivative financial instruments have been recorded on our balance sheet and are adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of derivative financial instruments not designated as hedges, are recognized currently as interest expense.

Interest rate caps are used to help manage fluctuations in cash flows resulting from interest rate risk on certain short-term debt obligations. Under these agreements, we will receive cash if interest rates rise above a predetermined level. Pay-fixed interest-rate swaps are also used to manage fluctuations in cash flows resulting from changes in interest rates on certain short-term debt obligations.

In the ordinary course of business, we enter into rate-lock real estate mortgage loan commitments with customers ("Rate Lock Commitments"). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell real estate mortgage loans ("Mandatory Commitments") to hedge price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of real estate mortgage loans. Interest expense and net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of derivative instruments, which are not designated as hedges.

The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows:

                                                                         Income (Expense)
                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-
        month period ended June 30, 2002

        Interest rate swap agreements not
          designated as hedges                    $             228                         $              228
        Rate Lock Commitments                                   316                                        316
        Mandatory Commitments                                  (655)                                      (655)
        Fair value hedges                                        21                                         21
        Ineffectiveness of cash flow hedges                      (2)                                        (2)
        Cash flow hedges                                          8    $           (3,230)              (3,222)
        Reclassification adjustment                                                 1,631                1,631
                                                  ------------------   -------------------  -------------------
          Total                                                 (84)               (1,599)              (1,683)
        Federal income tax                                      (29)                 (560)                (589)
                                                  ------------------   -------------------  -------------------
          Net                                     $             (55)   $           (1,039)  $           (1,094)
                                                  ==================   ===================  ===================

                                   (unaudited)


                                                                         Income (Expense)
                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the six-
        month period ended June 30, 2002

        Interest rate swap agreements not
          designated as hedges                    $             489                         $              489
        Rate Lock Commitments                                 1,597                                      1,597
        Mandatory Commitments                                (2,760)                                    (2,760)
        Fair value hedges                                        22                                         22
        Ineffectiveness of cash flow hedges                      22                                         22
        Cash flow hedges                                         19    $           (3,167)              (3,148)
        Reclassification adjustment                                                 3,246                3,246
                                                  ------------------   -------------------  -------------------
          Total                                                (611)                   79                 (532)
        Federal income tax                                     (214)                   27                 (187)
                                                  ------------------   -------------------  -------------------
          Net                                     $            (397)   $               52   $             (345)
                                                  ==================   ===================  ===================




                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-
        month period ended June 30, 2001
        Option contracts not designated as
          hedges                                  $              (1)                        $               (1)
        Interest rate swap agreements not
          designated as hedges                                 (308)                                      (308)
        Rate Lock Commitments                                  (278)                                      (278)
        Mandatory Commitments                                   253                                        253
        Ineffectiveness of cash flow hedges                     (23)                                       (23)
        Cash flow hedges                                         13    $             (777)                (764)
        Reclassification adjustment                                                  (464)                (464)
                                                  ------------------   -------------------  -------------------
          Total                                                (344)               (1,241)              (1,585)
        Federal income tax                                     (120)                 (434)                (554)
                                                  ------------------   -------------------  -------------------
          Net                                     $            (224)   $             (807)  $           (1,031)
                                                  ==================   ===================  ===================

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the six-
        month period ended June 30, 2001
        Option contracts not designated as
          hedges                                  $             (28)                        $              (28)
        Interest rate swap agreements not
          designated as hedges                                 (637)                                      (637)
        Rate Lock Commitments                                  (390)                                      (390)
        Mandatory Commitments                                   313                                        313
        Fair value hedges                                        (4)                                        (4)
        Ineffectiveness of cash flow hedges                     (19)                                       (19)
        Cash flow hedges                                         46    $           (3,811)              (3,765)
        Reclassification adjustment                                                  (507)                (507)
                                                  ------------------   -------------------  -------------------
          Total                                                (719)               (4,318)              (5,037)
        Federal income tax                                     (251)               (1,480)              (1,731)
                                                  ------------------   -------------------  -------------------
          Net                                     $            (468)   $           (2,838)  $           (3,306)
                                                  ==================   ===================  ===================

                                   (unaudited)

8. On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS #141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS #142"). These two Statements have a profound effect on how organizations account for business combinations and for the purchased goodwill and intangible assets that arise from those combinations or are acquired otherwise. SFAS #141 was effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001, and requires that such combinations be accounted for using the purchase method of accounting. SFAS #142 was effective for fiscal years beginning after December 15, 2001 and requires that the amortization of goodwill cease and that goodwill instead only be reviewed for impairment. Prior to 2002, we had been amortizing approximately $0.7 million, net of tax, of goodwill annually. This amortization ceased upon adoption of SFAS #142 on January 1, 2002. Based on our review of goodwill recorded on the Statement of Condition, no impairment existed as of January 1, 2002.

Intangible assets, net of amortization, were comprised of the following at June 30, 2002 and December 31, 2001:

                                               June 30, 2002                  December 31, 2001
                                      -------------------------------- --------------------------------
                                          Gross                            Gross
                                         Carrying       Accumulated       Carrying       Accumulated
                                          Amount        Amortization       Amount        Amortization
                                      ---------------  --------------- ---------------  ---------------
                                                          (dollars in thousands)
  Amortized intangible assets -
     Core deposit intangibles         $       12,686   $        6,444  $       12,666   $        5,952
                                      ===============  =============== ===============  ===============

  Unamortized intangible assets -
      Goodwill                        $        7,299                   $        6,859
                                      ===============                  ===============


Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2007 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                      (dollars in thousands)

Six months ending December 31, 2002                      $                 490
Year ending December 31:
     2003                                                                  982
     2004                                                                  982
     2005                                                                  982
     2006                                                                  982
     2007 and thereafter                                                 1,824
                                                         ----------------------
          Total                                          $               6,242
                                                         ======================

                                   (unaudited)

Changes in the carrying amount of goodwill by reporting segment for the six months ended June 30, 2002 were as follows:

                                            IB          IBWM        IBSM         IBEM         OTHER(1)       TOTAL
                                        ------------------------------------------------------------------------------
                                                                   (dollars in thousands)
  Balance, January 1, 2002              $    6,314   $       32   $            $      180   $      333     $     6,859
  Goodwill acquired during period              440                                                                 440
                                        -----------  -----------  -----------  -----------  -----------    ------------
  Balance, June 30, 2002                $    6,754   $       32   $            $      180   $      333     $     7,299
                                        ===========  ===========  ===========  ===========  ===========    ============

(1) Includes items relating to the Registrant and certain insignificant operations.

The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142:

                                                        Three months ended                Six months ended
                                                             June 30,                         June 30,
                                                  -------------------------------- --------------------------------
                                                       2002             2001            2002             2001
                                                  ---------------  --------------- ---------------  ---------------
                                                                      (dollars in thousands)
Net income:
     Reported net income                          $        7,288   $        6,249  $       14,397   $       11,507
     Add back - goodwill amortization                                         168                              336
                                                  ---------------  --------------- ---------------  ---------------
          Adjusted net income                     $        7,288   $        6,417  $       14,397   $       11,843
                                                  ===============  =============== ===============  ===============

Basic earnings per share:
     Reported net income                          $          .62   $          .52  $         1.22   $          .95
     Add back - goodwill amortization                                         .01                              .03
                                                  ---------------  --------------- ---------------  ---------------
          Adjusted net income                     $          .62   $          .53  $         1.22   $          .98
                                                  ===============  =============== ===============  ===============

Diluted earnings per share:
     Reported net income                          $          .61   $          .51  $         1.20   $          .94
     Add back - goodwill amortization                                         .02                              .03
                                                  ---------------  --------------- ---------------  ---------------
          Adjusted net income                     $          .61   $          .53  $         1.20   $          .97
                                                  ===============  =============== ===============  ===============

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS #144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS #144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS #144 did not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS #145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS #145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases." SFAS #145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS #145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. The adoption of SFAS #145 is not expected to have a material impact on our results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS #146") which addresses financial accounting and reporting for costs associated with exit or disposal activities (including restructuring) and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS #146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3 the liability was recognized at the date of an entity's commitment to an exit plan. SFAS #146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of SFAS #146 is not expected to have a material impact on our results of operations.

9. The results of operations for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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


                               FINANCIAL CONDITION

SUMMARY Our total assets increased $46.2 million during the first six months of 2002. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.377 billion at June 30, 2002, down $7.2 million from December 31, 2001 due to a decline in real estate mortgage loans. (See "Portfolio loans and asset quality.") Loans held for sale declined by $43.0 million, as the volume of loan sales in the first half of 2002 exceeded new originations of such loans. The declines in these asset categories were offset by a $90.3 million increase in securities available for sale.

Deposits totaled $1.496 billion at June 30, 2002, compared to $1.387 billion at December 31, 2001. The $108.6 million increase in total deposits during the period principally reflects an increase in savings and NOW accounts and an increase in brokered certificates of deposit ("Brokered CDs"). Other borrowings totaled $217.2 million at June 30, 2002, a decline of $70.8 million from December 31, 2001 due to the payoff of short-term and maturing borrowings primarily as a result of funds generated from the growth in deposits.

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

SECURITIES

                                                               Unrealized
                                                      ----------------------------
                                     Amortized                                            Fair
                                        Cost             Gains           Losses          Value
                                    --------------   --------------   -------------   -------------
                                                              (in thousands)
Securities available for sale
  June 30, 2002                          $369,234         $ 12,089        $    765        $380,558
  December 31, 2001                       286,571            5,789           2,057         290,303

The purchase or sale of securities is dependent upon our assessment of investment and funding opportunities as well as our asset/liability management needs. Securities available for sale increased to $380.6 million at June 30, 2002 from $290.3 million at December 31, 2001. This increase was the result of purchases of securities during the first half of 2002 (in particular during the first three months of 2002) primarily to offset declines in other interest earning assets such as Portfolio Loans and loans held for sale. Sales of securities available for sale were as follows:


SALES OF SECURITIES AVAILABLE FOR SALE

                            Three months ended               Six months ended
                                 June 30,                        June 30,
                          2002            2001            2002            2001
                      --------------   --------------  --------------  -------------
                                          (in thousands)

Proceeds                    $20,515          $2,921         $23,013          $5,084
                      ==============   =============   =============   =============

Gross gains                    $295            $125            $340            $160
Gross losses                    (85)             (2)           (164)             (2)
                      --------------   -------------   -------------   -------------
 Net Gains                     $210            $123            $176            $158
                      ==============   =============   =============   =============

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

Although each of our Banks' management and Boards of Directors retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our corporate loan committee as well as the centralization of the commercial loan credit services and loan review functions promotes compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

We generally retain loans that may be profitably funded within established risk parameters. (See "Liquidity and capital resources.") As a result, we often retain adjustable-rate and balloon real estate mortgage loans, while 15- and 30-year, fixed-rate obligations are sold to mitigate exposure to changes in interest rates. (See "Asset/liability management.") Although total real estate mortgage loan origination volume in the first half of 2002 was comparable to the first half of 2001, our balance of real estate mortgage loans declined. This decline reflects an increase in prepayments in the portfolio (caused primarily by refinancing activity resulting from lower interest rates) as well as new origination volume being primarily 15- and 30-year fixed rate obligations, which are generally sold as explained above. If borrowers continue to prefer longer-term fixed rate mortgage loans, we believe it may be difficult to grow our real estate mortgage loan portfolio in the future.

The $31.9 million increase in commercial loans during the first six months of 2002, principally reflects our emphasis on lending opportunities within this category of loans, particularly in the

Lansing and Grand Rapids markets. Loans secured by real estate comprise the majority of new commercial loans.

Historically we have been able to originate sufficient new Portfolio Loans to offset scheduled loan amortization and loan prepayments. However, in the first half of 2002 this was not true due to the decline in real estate mortgage loans and slower growth in commercial loans and installment (consumer) loans. Weaker economic conditions and intense competition slowed our growth of commercial loans and installment loans. Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans can adversely impact future operating results.

  NON-PERFORMING ASSETS

                                                          June 30,           December 31,
                                                            2002                 2001
                                                      -----------------    -----------------
                                                             (dollars in thousands)
  Non-accrual loans                                             $8,023               $5,990
  Loans 90 days or more past due and
    still accruing interest                                      3,676                2,771
  Restructured loans                                               276                  285
                                                      -----------------    -----------------
                           Total non-performing loans           11,975                9,046
  Other real estate                                              1,518                1,610
                                                      -----------------    -----------------
                          Total non-performing assets          $13,493              $10,656
                                                      =================    =================
  As a percent of Portfolio Loans
     Non-performing loans                                         0.87 %               0.65 %
     Non-performing assets                                        0.98                 0.77
     Allowance for loan losses                                    1.27                 1.17
  Allowance for loan losses as a percent of
     non-performing loans                                          146                  179

Non-performing loans increased by $2.9 million during the first six months of 2002 and totaled $12.0 million, or 0.87% of total Portfolio Loans at June 30, 2002. The increase in total non-performing loans by loan category is: commercial $2.2 million, real estate mortgage $0.4 million and installment $0.3 million. The increase in commercial non-performing loans is primarily due to the addition of a $2.1 million loan on a hotel property in Bad Axe, Michigan. A specific reserve of approximately $0.5 million was established on this loan in the first quarter of 2002. We are vigorously pursuing collection of this credit, but it is likely that the loan will remain non-performing throughout 2002 as we proceed with the collection process. The increase in non-performing real estate mortgage loans and installment loans is believed to primarily reflect economic conditions in some of our markets that have led to job losses as well as other factors affecting consumer credit such as increased debt levels.

Impaired loans totaled approximately $8.1 million and $3.1 million at June 30, 2002 and 2001, respectively. At those same dates, certain impaired loans with balances of approximately $4.8 million and $0.2 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.4 million and $0.1 million, respectively. Our average investment in impaired loans was approximately $6.8 million for the six-month period ended June 30, 2002. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first six months of 2002 was approximately $0.1 million.

ALLOWANCE FOR LOAN LOSSES

                                                               Six months ended
                                                                   June 30,
                                                            2002           2001
                                                        -------------   ------------
                                                              (in thousands)
Balance at beginning of period                               $16,167        $13,982
Additions (deduction)
  Provision charged to operating expense                       2,093          1,894
  Recoveries credited to allowance                               395            302
  Loans charged against the allowance                         (1,161)
                                                                             (1,029)
                                                        -------------   ------------
Balance at end of period                                     $17,494        $15,149
                                                        =============   ============

Net loans charged against the allowance to
  average Portfolio Loans (annualized)                          0.11%          0.10%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                 June 30,             December 31,
                                                                   2002                   2001
                                                            --------------------   --------------------
                                                                          (in thousands)
Specific allocations                                            $ 1,415                $   500
Other adversely rated loans                                       6,828                  7,284
Historical loss allocations                                       3,008                  2,837
Additional allocations based on subjective factors                6,243                  5,546
                                                                --------               --------
                                                                $17,494                $16,167
                                                                ========               ========

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

We have implemented funding strategies that incorporate other borrowings and Brokered CDs to finance a portion of the Portfolio Loans and securities. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

                                                     June 30, 2002                     December 31, 2001
                                            --------------------------------   ----------------------------------
                                                         Average                           Average
                                              Amount     Maturity    Rate        Amount    Maturity      Rate
                                            --------------------------------   ----------------------------------
                                                             (dollars in thousands)
Brokered CDs(1)                             $253,430    1.7 years    3.13%     $163,315    1.7 years     3.83%
Fixed rate FHLB advances(1)                   60,998    8.6 years    5.94       129,084    4.1 years     4.08
Variable rate FHLB advances(1)                48,300    0.4 years    2.22        93,000    0.4 years     1.83

Securities sold under agreements to
   Repurchase(1)                              93,174    0.1 years    1.91        54,963    0.2 years     1.94
Federal funds purchased                       33,650        1 day    2.07        35,100        1 day     1.86
                                            --------------------------------   ----------------------------------
      Total                                 $489,552    2.0 years    3.08%     $475,462    1.8 years     3.15%
                                            ================================   ==================================

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management".) At June 30, 2002, we employed interest-rate caps, floors and collars with an aggregate notional amount of $42.0 million. We also employed interest-rate swaps with an aggregate notional amount of $247.0 million. (See note #7 to interim consolidated financial statements.)

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

To supplement our balance sheet and capital management activities, we regularly repurchase our common stock. We purchased 307,000 shares at an average price of $29.41 per share in the first six months of 2002 compared to 254,000 shares at an average price of $19.52 per share during the first six months of 2001. As of June 30, 2002 we had 490,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

CAPITALIZATION

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                           -------------------    -------------------
                                                                        (in thousands)
Unsecured debt                                                $  10,500              $  10,500
                                                              ---------              ---------
Preferred Securities                                             17,250                 17,250
                                                              ---------              ---------
Shareholders' Equity
  Preferred stock, no par value
  Common Stock, par value $1.00 per share                        11,723                 11,865
  Capital surplus                                                76,525                 82,512
  Retained earnings                                              49,529                 39,355
  Accumulated other comprehensive income (loss)                   3,158                 (1,829)
                                                              ---------              ---------
          Total shareholders' equity                            140,935                131,903
                                                              ---------              ---------
          Total capitalization                                $ 168,685              $ 159,653
                                                              =========              =========

Total shareholders' equity at June 30, 2002 increased $9.0 million from December 31, 2001, as the retention of earnings and a positive change in accumulated other comprehensive income (loss) were partially offset by purchases of our common stock and cash dividends declared. The change in accumulated other comprehensive income (loss) was due primarily to an increase in the market value of securities available for sale over their book value due principally to declining interest rates which led to higher prices on fixed income securities. Shareholders' equity totaled $140.9 million, equal to 7.28% of total assets at June 30, 2002. At December 31, 2001, shareholders' equity totaled $131.9 million, which was equal to 6.98% of total assets.

CAPITAL RATIOS

                                                            June 30, 2002        December 31, 2001
                                                         --------------------- ----------------------
Equity capital                                                  7.28%                   6.98%
Tier 1 leverage (tangible equity capital)                       7.57                    7.28
Tier 1 risk-based capital                                      10.08                    9.82
Total risk-based capital                                       11.33                   10.98

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


                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $7.3 million and $14.4 million during the three- and six-month periods ended June 30, 2002. The increases from the comparable periods in 2001 primarily reflect increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and federal income taxes. The amortization of intangible assets declined by $0.2 million and $0.4 million, respectively, during the three- and six-month periods ended June 30, 2002 from the comparable periods in 2001, as a result of the adoption of SFAS #142. (See note #8 to interim consolidated financial statements.)

KEY PERFORMANCE RATIOS

                                                 Three months ended                 Six months ended
                                                      June 30,                           June 30,
                                                2002             2001              2002             2001
                                           --------------   --------------    --------------   --------------
Net income to
  Average assets                                1.55%            1.41%             1.55%            1.31%
  Average equity                               21.41            19.47             21.38            18.01

Earnings per common share
  Basic                                        $0.62            $0.52             $1.22            $0.95
  Diluted                                       0.61             0.51              1.20             0.94


NET INTEREST INCOME Tax equivalent net interest income increased by 18.2% to $21.3 million and by 16.0% to $41.8 million, respectively, during the three- and six-month periods in 2002. Increases from the comparable periods of 2001 reflect an increase in average earning assets and an increase in tax equivalent net interest income as a percent of average earning assets ("Net Yield") as well as adjustments related to SFAS #133.

Pursuant to SFAS #133, we recorded adjustments, which increased tax equivalent net interest income by $0.3 million and $0.6 million, respectively, in the three- and six-month periods ended June 30, 2002. This compares to adjustments, which reduced tax equivalent net interest income by approximately $0.3 million and $0.6 million, respectively, in the three- and six-month periods ended June 30, 2001. These adjustments relate principally to certain derivative financial instruments that are not designated as hedges. The changes in the fair value of these derivative financial instruments are recognized currently as adjustments to interest expense.

Average earning assets totaled $1.779 billion and $1.766 billion during the three- and six-month periods in 2002, respectively. The increases from the corresponding periods of 2001 principally reflect increases in securities available for sale. The average balance of Portfolio Loans declined in both the three- and six-month periods ended June 30, 2002 compared to the like periods in 2001. (See "Portfolio Loans and asset quality.")

Net Yield increased by 48 basis points to 4.80% during the three-month period in 2002 and by 41 basis points to 4.75% during the six-month period in 2002 as compared to the like periods in 2001. The increase in Net Yield was primarily due to a decline in interest expense as a percent of average earning assets resulting from a lower interest rate environment. The Federal Reserve Bank cut the target federal funds rate eleven times in 2001, leading to generally lower rates on our deposits and borrowings. Partially offsetting the decline in interest expense was a decline in tax equivalent interest income as a percent of average earning assets ("Yield on Interest Earning Assets"). The decline in Yield on Interest Earning Assets was also generally due to a lower interest rate environment that resulted in the prepayment of higher yielding loans and the origination of new loans and the purchase of securities available for sale at lower relative interest rates.

   NET INTEREST INCOME AND SELECTED RATIOS

                                                            Three months ended              Six months ended
                                                                June 30,                       June 30,
                                                           2002            2001           2002           2001
                                                       --------------  -------------  -------------  --------------
   Average earning assets (in thousands)                $1,779,117      $1,670,563     $1,766,408     $1,664,557
   Tax equivalent net interest income                       21,342                                        36,065
                                                                            18,049         41,840

   As a percent of average earning assets
       Tax equivalent interest income                         7.51%           8.21%          7.52%          8.38%
       Interest expense                                       2.71            3.89           2.77           4.04
       Tax equivalent net interest income                     4.80            4.32           4.75           4.34

   Average earning assets as a
     percent of average assets                               94.49%          93.86%         94.45%         93.97%

   Free-funds ratio                                          11.72%          11.01%         11.60%         10.74%


PROVISION FOR LOAN LOSSES The provision for loan losses was $1.2 million during the three months ended June 30, 2002, compared to $1.3 million during the three-month period in 2001. During the six-month periods ended June 30, 2002 and 2001, the provision was $2.1 million and $1.9 million, respectively. The changes in the provision reflect our assessment of the allowance for loan losses. (See "Portfolio Loans and asset quality.")

NON-INTEREST INCOME Non-interest income totaled $7.6 million during the three months ended June 30, 2002, a $0.2 million increase from the comparable period in 2001. This increase was primarily due to an increase in service charges on deposits that was partially offset by a decline in net gains on the sale of real estate mortgage loans. Non-interest income increased to $14.7 million during the six months ended June 30, 2002, from $12.3 million a year earlier due primarily to an increase in service charges on deposits.

   NON-INTEREST INCOME

                                                        Three months ended           Six months ended
                                                             June 30,                    June 30,
                                                       2002          2001          2002           2001
                                                     ----------    ----------    ----------    -----------
                                                                        (in thousands)
   Service charges on deposit accounts                  $3,241        $2,265        $5,953        $4,083
   Net gains on asset sales
     Real estate mortgage loans                          1,238         2,052         3,044         3,047
     Securities                                            210           123           176           158
   Manufactured home loan origination fees
     and commissions                                       553           676           997         1,029
   Title insurance fees                                    464           562         1,087           848
   Real estate mortgage loan servicing fees                273           165           568           556
   Mutual fund and annuity commissions                     349           218           578           390
   Other                                                 1,257         1,277         2,307         2,233
                                                     ----------    ----------    ----------    ----------
         Total non-interest income                      $7,585        $7,338       $14,710       $12,344
                                                     ==========    ==========    ==========    ==========

Service charges on deposit accounts increased by 43.1% to $3.2 million and by 45.8% to $6.0 million during the three- and six-month periods ended June 30, 2002, respectively, from the comparable periods in 2001. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations, and increases in certain fees on both retail and commercial checking accounts that we implemented in the second quarter of 2001.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans decreased by $0.8 million during the three months ended June 30, 2002 from the same period in 2001 and were nearly unchanged on a year to date comparative basis. Beginning in the second quarter of 2001 and continuing into the first quarter of 2002 our volume of real estate mortgage loans originated and sold increased significantly due to a surge in mortgage loan refinance activity generally resulting from lower interest rates. Mortgage loan refinance volume began to subside in the first quarter of 2002 and continued to ease into the second quarter of 2002. However, in late June 2002 interest rates for mortgage loans began to decline and mortgage loan applications related to refinancing once again began to increase. Also during the second quarter of 2002 gains on the sale of real estate mortgage loans were reduced by approximately $0.2 million as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133. This reduction in gains on the sale of real estate mortgage loans primarily represents a timing difference that is expected to reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

                                                                Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                              2002            2001            2002           2001
                                                          --------------  -------------   -------------  --------------
                                                                                 (in thousands)
Real estate mortgage loans originated                          $152,759       $192,081        $293,479       $308,052
Real estate mortgage loans sold                                  91,500        128,073         243,320        194,587
Real estate mortgage loans sold with servicing
  rights released                                                 9,158        112,481          21,495        170,400
Net gains on the sale of real estate mortgage loans               1,238          2,052           3,044          3,047
Net gains as a percent of real estate mortgage
  loans sold                                                       1.35%          1.60%           1.25%          1.57%

The volume of loans sold is dependent upon our ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. (See "Portfolio loans and asset quality.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates and thus can often be a volatile part of our overall revenues.

Net gains as a percentage of real estate mortgage loans sold declined in 2002 compared to 2001. The decline in these gains as a percentage of real estate mortgage loans sold is partially attributed to the majority of such sales in 2001 being done on a "service-released" basis. Because of generally higher prices being paid for mortgage loan servicing in 2001, we began to sell our real estate mortgage loans on a service-released basis. Beginning in the third quarter of 2001, the price being paid for mortgage loan servicing declined and we began to then retain the servicing on the majority of our real estate mortgage loan sales. Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods.

We capitalized approximately $1.9 million and $0.2 million of related servicing rights during the six-month periods ended June 30, 2002 and 2001, respectively. The significant difference between the amount of capitalized originated mortgage loan servicing rights between 2002 and 2001 is due to the majority of loans being sold on a servicing retained basis in 2002 compared to a servicing released basis in 2001 as described above. Amortization of capitalized servicing rights was $0.7 million for each of those periods, respectively. The second quarter of 2001 included $0.2 million in additional amortization of capitalized mortgage servicing rights as a result of acceleration in prepayment activity. The book value of capitalized mortgage servicing rights was $5.5 million at June 30, 2002. The fair value of capitalized servicing rights, which relate to approximately $841 million of real estate mortgage loans sold and serviced, approximated $6.4 million at that same date.

Title insurance fees decreased in the second quarter of 2002 compared to the second quarter of 2001 but increased in the comparative six-month periods. The changes in title insurance fees primarily reflect the changes in our mortgage loan origination volume. Mutual fund and annuity commissions have increased in 2002 compared to 2001 due primarily to higher sales volumes.


NON-INTEREST EXPENSE Non-interest expense increased by $1.5 million to $16.5 million and by $3.2 million to $32.2 million during the three- and six-month periods ended June 30, 2002, respectively, compared to the like periods in 2001. The increase in non-interest expense is due primarily to an increase in compensation and benefits expense that is attributable to merit pay increases that were effective January 1, 2002, staffing level increases associated with the expansion and growth of the organization and increases in performance-based compensation and health care insurance costs. We adopted SFAS #142 on January 1, 2002 and as a result, intangible asset amortization declined to $0.2 million in the second quarter of 2002, from $0.4 million in the second quarter of 2001 and to $0.5 million for the first six months of 2002 compared to $0.9 million for the comparative period in 2001.

NON-INTEREST EXPENSE

                                                 Three months ended                    Six months ended
                                                      June 30,                             June 30,
                                               2002              2001               2002              2001
                                          ---------------   ---------------    ---------------   ----------------
                                                                        (in thousands)
Salaries                                         $ 6,312           $ 5,408            $12,130           $10,894
Performance-based compensation
  and benefits                                     1,359             1,051              2,549             1,860
Other benefits                                     1,591             1,415              3,371             2,772
                                          ---------------   ---------------    ---------------   ---------------
  Salaries and benefits                            9,262             7,874             18,050            15,526
Occupancy, net                                     1,344             1,183              2,650             2,473
Furniture and fixtures                             1,144             1,109              2,250             2,167
Data processing                                      714               583              1,427             1,137
Communications                                       567               577              1,213             1,165
Advertising                                          565               633              1,177             1,134
Loan and collection                                  710               608              1,215             1,073
Supplies                                             338               298                671               667
Amortization of intangible assets                    246               425                492               852
Other                                              1,614             1,678              3,101             2,873
                                          ---------------   ---------------    ---------------   ---------------
      Total non-interest expense                 $16,504           $14,968            $32,246           $29,067
                                          ===============   ===============    ===============   ===============

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes in the market risk faced by us have occurred since December 31, 2001.

Part II

Item 4.  Submission of Matters to a Vote of Security-Holders

         Our Annual Meeting of Shareholders was held on April 16, 2002. As described in our proxy statement, dated March 15, 2002, matters considered at that meeting were:

     (1) Election of two nominees to the board of directors

         Terry L. Haske and Thomas F. Kohn were elected to serve three-year terms expiring in 2005.

         Directors whose term of office as a director continued after the meeting were Robert L. Hetzler, Robert J. Leppink, Arch V. Wright, Jr., Jeffrey A. Bratsburg, Charles A. Palmer, and Charles C. Van Loan.

     (2) To consider and vote upon a proposal to approve our Long-Term Incentive Plan.

         The proposal was passed. Tabulations on this proposal are set forth below.

                                                                         Broker Non-Votes
                                    Votes FOR        Votes AGAINST       and Abstentions
                                    ---------        -------------       ---------------
                                    9,577,331              855,968           179,705

Item 6.  Exhibits & Reports on Form 8-K

     (a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
         11.   Computation of Earnings Per Share
         99.1 Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
         99.2 Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     (b) Reports on Form 8-K
         A report on Form 8-K was filed on July 24, 2002, under item 9. The report included supplemental data to our press release dated July 24, 2002, regarding our earnings during the quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  August 12, 2002                By       /s/ Robert N. Shuster
    ------------------------           -----------------------------------------
                                              Robert N. Shuster, Principal
                                                   Financial Officer

Date  August 12, 2002                By       /s/ James J. Twarozynski
    ------------------------           -----------------------------------------
                                              James J. Twarozynski, Principal
                                                     Accounting Officer

                                 EXHIBIT INDEX

NUMBER       DESCRIPTION
------       -----------
11           Computation of Earnings Per Share

99.1         Certificate of the Chief Executive Officer of
             Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2         Certificate of the Chief Financial Officer of
             Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).