Form 10-Q
period 2002-09-30
INDEPENDENT BANK CORP /MI/
filed 2002-11-12
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

Commission file number 0-7818

INDEPENDENT BANK CORPORATION (Exact name of registrant as specified in its charter)
Michigan (State or jurisdiction of Incorporation or Organization)	38-2032782 (I.R.S. Employer Identification Number)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1 Class	11,973,877 Outstanding at November 8, 2002

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX

Page Number(s)
PART I -	Financial Information
Item 1.	Consolidated Statements of Financial Condition
   September 30, 2002 and December 31, 2001
Consolidated Statements of Operations
   Three- and Nine-month periods ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows
   Nine-month periods ended September 30, 2002 and 2001
Consolidated Statements of Shareholders' Equity
   Nine-month periods ended September 30, 2002 and 2001
	Notes to Interim Consolidated Financial Statements	2 3 4 5 6-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27-28
PART II -	Other Information
Item 4.	Exhibits & Reports on Form 8-K	29

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to Independent Bank Corporation’s management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of Independent Bank Corporation’s management for future or past operations, products or services, and forecasts of the Company’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of Independent Bank Corporation’s management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as the changes in Independent Bank Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the results of regulatory examinations, changes in industries where the Company has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Independent Bank Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this document, Independent Bank Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                                     September 30,     December 31,
                                                                                         2002              2001
                                                                                    ----------------  ----------------
                                                                                               (unaudited)
                                                                                    ----------------------------------
Assets                                                                                       (in thousands)
Cash and due from banks                                                            $      61,971    $       50,525
Securities available for sale                                                            365,918           290,303
Federal Home Loan Bank stock, at cost                                                     21,521            21,266
Loans held for sale                                                                      120,040            77,220
Loans
  Commercial                                                                             526,547           482,046
  Real estate mortgage                                                                   601,391           661,462
  Installment                                                                            250,168           241,176
                                                                                    -------------    --------------
                                                                       Total Loans     1,378,106         1,384,684
  Allowance for loan losses                                                              (17,698)          (16,167)
                                                                                    -------------    --------------
                                                                         Net Loans     1,360,408         1,368,517
Property and equipment, net                                                               39,325            35,944
Bank owned life insurance                                                                 35,007
Accrued income and other assets                                                           40,872            44,682
                                                                                    -------------    --------------
                                                                      Total Assets $   2,045,062    $    1,888,457
                                                                                    =============    ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                             $     181,628    $      160,598
  Savings and NOW                                                                        630,114           601,949
  Time                                                                                   715,044           624,820
                                                                                    -------------    --------------
                                                                    Total Deposits     1,526,786         1,387,367
Federal funds purchased                                                                   50,175            35,100
Other borrowings                                                                         279,450           288,010
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                              17,250            17,250
Accrued expenses and other liabilities                                                    32,987            28,827
                                                                                    -------------    --------------
                                                                 Total Liabilities     1,906,648         1,756,554
                                                                                    -------------    --------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--30,000,000 shares authorized;
    issued and outstanding:  11,966,530 shares at September 30, 2002
    and 11,864,876 shares at December 31, 2001                                            11,967            11,865
  Capital surplus                                                                         83,926            82,512
  Retained earnings                                                                       36,342            39,355
  Accumulated other comprehensive income (loss)                                            6,179            (1,829)
                                                                                    -------------    --------------
                                                        Total Shareholders' Equity       138,414           131,903
                                                                                    -------------    --------------
                                        Total Liabilities and Shareholders' Equity $   2,045,062    $    1,888,457
                                                                                    =============    ==============

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                 2002         2001          2002          2001
                                                              -----------  ------------  ------------  -----------
                                                                    (unaudited)                (unaudited)
                                                              -------------------------  -------------------------
Interest Income                                                    (in thousands, except per share amounts)
  Interest and fees on loans                                 $    27,616  $     29,734  $     81,519  $    89,321
  Securities available for sale
    Taxable                                                        3,223         2,451         9,249        6,809
    Tax-exempt                                                     1,776         1,485         5,176        4,326
  Other investments                                                  340           378           987        1,146
                                                              -----------  ------------  ------------  -----------
                                     Total Interest Income        32,955        34,048        96,931      101,602
                                                              -----------  ------------  ------------  -----------
Interest Expense
  Deposits                                                         8,994        10,601        26,662       34,960
  Other borrowings                                                 2,957         5,007         9,555       13,980
                                                              -----------  ------------  ------------  -----------
                                    Total Interest Expense        11,951        15,608        36,217       48,940
                                                              -----------  ------------  ------------  -----------
                                       Net Interest Income        21,004        18,440        60,714       52,662
Provision for loan losses                                            752         1,061         2,845        2,955
                                                              -----------  ------------  ------------  -----------
       Net Interest Income After Provision for Loan Losses        20,252        17,379        57,869       49,707
                                                              -----------  ------------  ------------  -----------
Non-interest Income
  Service charges on deposit accounts                              3,457         2,808         9,410        6,891
  Net gains on asset sales
    Real estate mortgage loans                                     1,280         1,294         4,324        4,341
    Securities                                                       550                         726          158
  Other income                                                     1,394         2,856         6,931        7,912
                                                              -----------  ------------  ------------  -----------
                                 Total Non-interest Income         6,681         6,958        21,391       19,302
                                                              -----------  ------------  ------------  -----------
Non-interest Expense
  Compensation and employee benefits                               9,620         7,854        27,670       23,380
  Occupancy, net                                                   1,371         1,229         4,021        3,702
  Furniture and fixtures                                           1,123         1,040         3,373        3,207
  Other expenses                                                   4,963         5,483        14,259       14,384
                                                              -----------  ------------  ------------  -----------
                                Total Non-interest Expense        17,077        15,606        49,323       44,673
                                                              -----------  ------------  ------------  -----------
                          Income Before Federal Income Tax         9,856         8,731        29,937       24,336
Federal income tax expense                                         2,743         2,486         8,427        6,549
                                                              -----------  ------------  ------------  -----------
     Net Income Before Cumulative Effect of Change
     in Accounting Principle                                       7,113         6,245        21,510       17,787
Cumulative effect of change in accounting
     principle, net of tax                                                                                    (35)
                                                              -----------  ------------  ------------  -----------
                                    Net Income               $     7,113  $      6,245  $     21,510  $    17,752
                                                              ===========  ============  ============  ===========
Net Income Per Share Before Cumulative
  Effect of Change in Accounting Principle
  Basic                                                      $       .58  $        .49  $       1.75  $      1.40
  Diluted                                                            .57           .48          1.72         1.38
Net Income Per Share
  Basic                                                      $       .58  $        .49  $       1.75  $      1.40
  Diluted                                                            .57           .48          1.72         1.38
Dividends Per Common Share
  Declared                                                   $       .17  $        .15  $        .51  $       .44
  Paid                                                               .17           .15           .51          .43

See notes to interim consolidated financial statements.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                 Nine months ended
                                                                                   September 30,
                                                                                2002          2001
                                                                            ----------------------------
                                                                                    (unaudited)
                                                                            ----------------------------
                                                                                  (in thousands)
Net Income                                                                 $       21,510 $      17,752
                                                                            -------------- -------------
Adjustments to Reconcile Net Income
  to Net Cash from (used in) Operating Activities
    Proceeds from sales of loans held for sale                                    353,258       298,314
    Disbursements for loans held for sale                                        (391,754)     (310,889)
    Provision for loan losses                                                       2,845         2,955
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                             4,684         4,815
    Net gains on sales of real estate mortgage loans                               (4,324)       (4,341)
    Net gains on sales of securities                                                 (726)         (158)
    Decrease in deferred loan fees                                                    748           269
    (Increase) decrease in accrued income and other assets                          2,964        (2,084)
    Increase (decrease) in accrued expenses and other liabilities                    (402)        4,241
                                                                            -------------- -------------
                                                                                  (32,707)       (6,878)
                                                                            -------------- -------------
                              Net Cash from (used in) Operating Activities        (11,197)       10,874
                                                                            -------------- -------------

Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                          53,484         5,084
  Proceeds from the maturity of securities available for sale                       3,512        13,266
  Principal payments received on securities available for sale                     27,247        17,446
  Purchases of securities available for sale                                     (146,468)      (92,245)
  Portfolio loans purchased                                                                     (36,480)
  Principal payments on portfolio loans purchased                                  13,634         1,942
  Portfolio loans made to customers, net of principal payments                     (9,118)       19,994
  Purchase of bank owned life insurance                                           (35,000)
  Capital expenditures                                                             (6,730)       (2,879)
                                                                            -------------- -------------
                                     Net Cash used in Investing Activities        (99,439)      (73,872)
                                                                            -------------- -------------
Cash Flow from Financing Activities
  Net increase (decrease) in total deposits                                       139,419       (17,809)
  Net increase in short-term borrowings                                            74,194        22,806
  Proceeds from Federal Home Loan Bank advances                                   372,290       739,500
  Payments of Federal Home Loan Bank advances                                    (439,969)     (673,484)
  Retirement of long-term debt                                                                   (1,000)
  Dividends paid                                                                   (6,355)       (5,418)
  Proceeds from issuance of common stock                                            2,231         2,186
  Repurchase of common stock                                                      (19,728)      (10,188)
                                                                            -------------- -------------
                                        Net Cash from Financing Activities        122,082        56,593
                                                                            -------------- -------------
                      Net Increase (Decrease) in Cash and Cash Equivalents         11,446        (6,405)
Cash and Cash Equivalents at Beginning of Period                                   50,525        58,149
                                                                            -------------- -------------
                                Cash and Cash Equivalents at End of Period $       61,971 $      51,744
                                                                            ============== =============

Cash paid during the period for
  Interest                                                                 $       37,684 $      50,378
  Income taxes                                                                      8,464         4,296
Transfer of loans to other real estate                                              2,089         1,797
Transfer of securities held to maturity to available for sale                                                                                                   20,098

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                  2002          2001
                                                                               ------------  -----------
                                                                                       (unaudited)
                                                                               -------------------------
                                                                                    (in thousands)

Balance at beginning of period                                                $    131,903 $    128,336
  Net income                                                                        21,510       17,752
  Cash dividends declared                                                           (6,264)      (5,501)
  Issuance of common stock                                                           2,985        3,066
  Repurchase of common stock                                                       (19,728)     (10,188)
  Net change in accumulated other comprehensive
    income (loss), net of related tax effect (note 4)                                8,008       (1,841)
                                                                               ------------ ------------
Balance at end of period                                                      $    138,414 $    131,624
                                                                               ============ ============

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      In the opinion of management of the Registrant, the accompanying unaudited consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial condition of the Registrant as of September 30, 2002 and December 31, 2001, and the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the adequacy of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights and the valuation of our deferred tax assets. Refer to our 2001 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.     Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $13.5 million at September 30, 2002, and $9.0 million at December 31, 2001. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

3.     The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods. The provision for income taxes for the nine-month period ended September 30, 2001 also includes a benefit in the amount of $0.4 million resulting from an adjustment of net deferred tax assets associated with an increase in our statutory tax rate from 34% to 35%. The adjustment was recognized during the three-month period ended June 30, 2001.

4.     Comprehensive income for the three-month and the nine-month periods ended September 30 follows:

                                                     Three months ended               Nine months ended
                                                       September 30,                    September 30,
                                                     2002           2001         2002            2001
                                                   ---------      ----------   ----------      ---------
                                                                      (in thousands)
Net income                                        $   7,113      $    6,245   $   21,510      $  17,752
Net change in unrealized gain on securities
  available for sale, net of related tax effect       3,856           2,125        8,792          3,817
Cumulative effect of change in accounting
  principle, net of related tax effect                                                             (731)
Net change in unrealized loss on derivative
  instruments, net of related tax effect               (836)         (2,383)        (784)        (4,927)
                                                   ---------      ----------   ----------      ---------
Comprehensive income                              $  10,133      $    5,987   $   29,518      $  15,911
                                                   =========      ==========   ==========      =========

5.     Our reportable segments are based upon legal entities. We have four reportable segments: Independent Bank (“IB”), Independent Bank West Michigan (“IBWM”), Independent Bank South Michigan (“IBSM”) and Independent Bank East Michigan (“IBEM”), collectively the “Banks.” We evaluate performance based principally on net income of the respective reportable segments. We consolidated two segments, IB and Independent Bank MSB, during the third quarter of 2001. Prior period financial information has been restated to reflect the consolidation.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments for the three-month and nine-month periods ended September 30, follows:

Three months ended September 30,
                                   IB          IBWM        IBSM         IBEM         OTHER(1)        TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2002
  Total assets                $    956,677 $    430,215 $    313,014 $    339,699 $      5,457    $ 2,045,062
  Interest income                   15,677        7,065        4,919        5,286            8         32,955
  Net interest income                9,742        5,031        3,238        3,451         (458)        21,004
  Provision for loan losses            287          210          180           75                         752
  Income (loss) before
    income tax                       5,130        2,595        1,599        1,398         (866)         9,856
  Net income (loss)                  3,751        1,807        1,150        1,123         (718)         7,113

2001
  Total assets                $    885,122 $    368,057 $    286,336 $    324,173 $      4,469    $ 1,868,157
  Interest income                   16,420        7,291        4,528        5,804            5         34,048
  Net interest income                8,608        4,370        2,575        3,402         (515)        18,440
  Provision for loan losses            291          400           90          280                       1,061
  Income (loss) before
    income tax                       4,568        2,276        1,466        1,350         (929)         8,731
  Net income (loss)                  3,285        1,571        1,073        1,052         (736)         6,245

Nine months ended September 30,
                                   IB          IBWM        IBSM         IBEM         OTHER(1)        TOTAL
                               -------------------------------------------------------------------------------
                                                              (in thousands)
2002
  Total assets                $    956,677 $    430,215 $    313,014 $    339,699 $      5,457    $ 2,045,062
  Interest income                   45,897       20,475       14,698       15,838           23         96,931
  Net interest income               27,990       14,560        9,318       10,219       (1,373)        60,714
  Provision for loan losses          1,010          680          580          575                       2,845
  Income (loss) before
    income tax                      15,180        8,490        4,576        3,923       (2,232)        29,937
  Net income (loss)                 11,067        5,864        3,311        3,186       (1,918)        21,510

2001
  Total assets                $    885,122 $    368,057 $    286,336 $    324,173 $      4,469    $ 1,868,157
  Interest income                   49,617       21,749       13,034       17,182           20        101,602
  Net interest income               24,341       12,830        7,221        9,887       (1,617)        52,662
  Provision for loan losses          1,305          700          270          680                       2,955
  Income (loss) before
    income tax                      11,861        7,431        3,855        4,028       (2,839)        24,336
  Net income (loss)                  8,525        5,006        2,844        3,177       (1,800)        17,752

(1)   Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

                                                                     Three months ended          Nine months ended
                                                                       September 30,               September 30,
                                                                    2002           2001         2002           2001
                                                                  ----------     ----------   ---------      ----------
                                                                        (in thousands, except per share amounts)
     Net income before cumulative effect of change in
       accounting principle                                      $    7,113     $    6,245   $  21,510      $   17,787
                                                                  ==========     ==========   =========      ==========
     Net income                                                  $    7,113     $    6,245   $  21,510      $   17,752
                                                                  ==========     ==========   =========      ==========

     Shares outstanding (Basic) (1)                                  12,187         12,669      12,294          12,687
       Effect of dilutive securities - stock options                    230            238         230             187
                                                                  ----------     ----------   ---------      ----------
              Average shares outstanding (Diluted)                   12,417         12,907      12,524          12,874
                                                                  ==========     ==========   =========      ==========
     Net income per share before cumulative effect of
       change in accounting principle
       Basic                                                     $      .58     $      .49   $    1.75      $     1.40
       Diluted                                                          .57            .48        1.72            1.38
     Net income per share
       Basic                                                     $      .58     $      .49   $    1.75      $     1.40
       Diluted                                                          .57            .48        1.72            1.38

     (1) Shares outstanding have been adjusted for a 5% stock dividend in 2002.

7.     We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS #133”) on January 1, 2001. SFAS #133, which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                        September 30, 2002
                                                                                             Average
                                                                                Notional     Maturity      Fair
                                                                                 Amount      (years)       Value
                                                                              ---------------------------------------
                                                                                      (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                      $25,000          7.5         $52
                                                                              =======================================

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                                        $216,000          1.6     $(7,309)
   Interest-rate collar agreements                                                  10,000          1.1        (474)
                                                                              ---------------------------------------
        Total                                                                     $226,000          1.6     $(7,783)
                                                                              =======================================

No hedge designation
   Pay fixed interest-rate swap agreements                                         $18,000          0.3       $(132)
   Interest-rate floor agreements                                                   10,000          0.1           0
   Rate-lock real estate mortgage loan commitments                                 118,000          0.1       1,303
   Mandatory commitments to sell real estate mortgage loans                        225,000          0.1      (2,114)
                                                                              ---------------------------------------
        Total                                                                     $371,000          0.1       $(943)
                                                                              =======================================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports (See “Asset/liability management”). The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We use variable rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps and interest-rate collars.

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate collars, we will receive cash if interest rates rise above a predetermined level while we will make cash payments if interest rates fall below a predetermined level. As a result, we effectively have variable rate debt with an established maximum and minimum rate.

Upon adoption of SFAS #133, we recorded the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $4.7 million, net of tax, of unrealized losses on Cash Flow Hedges at September 30, 2002 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2002 is 5.1 years.

We also use long-term, fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments (“Fair Value Hedges”). Fair Value Hedges currently include pay-variable interest rate swaps.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain derivative financial instruments are not designated as hedges. The fair value of these derivative financial instruments have been recorded on our balance sheet and are adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of derivative financial instruments not designated as hedges, are recognized currently as interest expense.

In the ordinary course of business, we enter into rate-lock real estate mortgage loan commitments with customers (“Rate Lock Commitments”). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell real estate mortgage loans (“Mandatory Commitments”) to hedge price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of real estate mortgage loans. Interest expense and net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of derivative instruments, which are not designated as hedges.

The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                                      Other
                                                                  Comprehensive
                                              Net Income              Income               Total
                                           ------------------   -------------------  -------------------
                                                                  (in thousands)
Change in fair value during the three-
  month period ended September 30, 2002

  Interest rate swap agreements not
    designated as hedges                  $              227                        $               227
  Rate Lock Commitments                                1,331                                      1,331
  Mandatory Commitments                               (1,907)                                    (1,907)
  Fair value hedges                                        -                                          -
  Ineffectiveness of cash flow hedges                     32                                         32
  Cash flow hedges                                       (30)  $            (3,030)              (3,060)
  Reclassification adjustment                                                1,745                1,745
                                           ------------------   -------------------  -------------------
    Total                                               (347)               (1,285)              (1,632)
  Federal income tax                                    (121)                 (449)                (570)
                                           ------------------   -------------------  -------------------
    Net                                   $             (226)  $              (836) $            (1,062)
                                           ==================   ===================  ===================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

                                                                      Other
                                                                  Comprehensive
                                              Net Income              Income               Total
                                           ------------------   -------------------  -------------------
                                                                  (in thousands)
Change in fair value during the nine-
  month period ended September 30, 2002

  Interest rate swap agreements not
    designated as hedges                  $              716                        $               716
  Rate Lock Commitments                                2,928                                      2,928
  Mandatory Commitments                               (4,667)                                    (4,667)
  Fair value hedges                                       22                                         22
  Ineffectiveness of cash flow hedges                     54                                         54
  Cash flow hedges                                       (11)  $            (6,197)              (6,208)
  Reclassification adjustment                                                4,991                4,991
                                           ------------------   -------------------  -------------------
    Total                                               (958)               (1,206)              (2,164)
  Federal income tax                                    (335)                 (422)                (757)
                                           ------------------   -------------------  -------------------
    Net                                   $             (623)  $              (784) $            (1,407)
                                           ==================   ===================  ===================

                                                                      Other
                                                                  Comprehensive
                                              Net Income              Income               Total
                                           ------------------   -------------------  -------------------
                                                                  (in thousands)
Change in fair value during the three-
  month period ended September 30, 2001
  Option contracts not designated as
    hedges                                $               (1)                       $                (1)
  Interest rate swap agreements not
    designated as hedges                                  91                                         91
  Rate Lock Commitments                                  (47)                                       (47)
  Mandatory Commitments                                 (232)                                      (232)
  Fair value hedges                                       43                                         43
  Ineffectiveness of cash flow hedges                    (25)                                       (25)
  Cash flow hedges                                      (124)  $            (4,580)              (4,704)
  Reclassification adjustment                                                  968                  968
                                           ------------------   -------------------  -------------------
    Total                                               (295)               (3,612)              (3,907)
  Federal income tax                                    (100)               (1,229)              (1,329)
                                           ------------------   -------------------  -------------------
    Net                                   $             (195)  $            (2,383) $            (2,578)
                                           ==================   ===================  ===================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

                                                                      Other
                                                                  Comprehensive
                                              Net Income              Income               Total
                                           ------------------   -------------------  -------------------
                                                                  (in thousands)
Change in fair value during the nine-
  month period ended September 30, 2001
  Option contracts not designated as
    hedges                                $              (29)                       $               (29)
  Interest rate swap agreements not
    designated as hedges                                (546)                                      (546)
  Rate Lock Commitments                                  266                                        266
  Mandatory Commitments                                 (622)                                      (622)
  Fair value hedges                                       39                                         39
  Ineffectiveness of cash flow hedges                    (44)                                       (44)
  Cash flow hedges                                       (78)  $            (8,941)              (9,019)
  Reclassification adjustment                                                1,475                1,475
                                           ------------------   -------------------  -------------------
    Total                                             (1,014)               (7,466)              (8,480)
  Federal income tax                                    (345)               (2,539)              (2,884)
                                           ------------------   -------------------  -------------------
    Net                                   $             (669)  $            (4,927) $            (5,596)
                                           ==================   ===================  ===================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS #141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS #142”). These two Statements have a profound effect on how organizations account for business combinations and for the purchased goodwill and intangible assets that arise from those combinations or are acquired otherwise. SFAS #141 was effective for all business combinations initiated after June 30, 2001, and for all purchase method business combinations completed after June 30, 2001, and requires that such combinations be accounted for using the purchase method of accounting. SFAS #142 was effective for fiscal years beginning after December 15, 2001 and requires that the amortization of goodwill cease and that goodwill instead only be reviewed for impairment. Prior to 2002, we had been amortizing approximately $0.7 million, net of tax, of goodwill annually. This amortization ceased upon adoption of SFAS #142 on January 1, 2002. Based on our review of goodwill recorded on the Statement of Condition, no impairment existed as of January 1, 2002 or September 30, 2002.

Intangible assets, net of amortization, were comprised of the following at September 30, 2002 and December 31, 2001:

                                            September 30, 2002                December 31, 2001
                                      -------------------------------- --------------------------------
                                          Gross                            Gross
                                         Carrying       Accumulated       Carrying       Accumulated
                                          Amount        Amortization       Amount        Amortization
                                      ---------------  --------------- ---------------  ---------------
                                                          (dollars in thousands)

  Amortized intangible assets -
     Core deposit intangibles        $        12,686  $         6,688 $        12,666  $         5,952
                                      ===============  =============== ===============  ===============

  Unamortized intangible assets -
      Goodwill                       $         7,299                  $         6,859
                                      ===============                  ===============

Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2007 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                      (dollars in thousands)

Three months ending December 31, 2002                   $                  245
Year ending December 31:
     2003                                                                  982
     2004                                                                  982
     2005                                                                  982
     2006                                                                  982
     2007 and thereafter                                                 1,825
                                                         ----------------------
          Total                                         $                5,998
                                                         ======================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in the carrying amount of goodwill by reporting segment for the nine months ended September 30, 2002 were as follows:

                                        ------------------------------------------------------------------------------
                                            IB          IBWM        IBSM         IBEM         OTHER(1)       TOTAL
                                        ------------------------------------------------------------------------------
                                                                   (dollars in thousands)

  Balance, January 1, 2002             $     6,314  $        32  $            $       180  $       333    $      6,859
  Goodwill acquired during period              440                                                                 440
                                        -----------  -----------  -----------  -----------  -----------    ------------
  Balance, September 30, 2002          $     6,754  $        32  $            $       180  $       333    $      7,299
                                        ===========  ===========  ===========  ===========  ===========    ============

(1)   Includes items relating to the Registrant and certain insignificant operations.

The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142:

                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                  -------------------------------- --------------------------------
                                                       2002             2001            2002             2001
                                                  ---------------  --------------- ---------------  ---------------
                                                                      (dollars in thousands)
Net income:
     Reported net income                         $         7,113  $         6,245 $        21,510  $        17,752
     Add back - goodwill amortization                                         178                              534
                                                  ---------------  --------------- ---------------  ---------------
          Adjusted net income                    $         7,113  $         6,423 $        21,510  $        18,286
                                                  ===============  =============== ===============  ===============

Basic earnings per share:
     Reported net income                         $           .58  $           .49 $          1.75  $          1.40
     Add back - goodwill amortization                                         .02                              .04
                                                  ---------------  --------------- ---------------  ---------------
          Adjusted net income                    $           .58  $           .51 $          1.75  $          1.44
                                                  ===============  =============== ===============  ===============

Diluted earnings per share:
     Reported net income                         $           .57  $           .48 $          1.72  $          1.38
     Add back - goodwill amortization                                         .02                              .04
                                                  ---------------  --------------- ---------------  ---------------
          Adjusted net income                    $           .57  $           .50 $          1.72  $          1.42
                                                  ===============  =============== ===============  ===============

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS #144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS #144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS #144 did not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS #145”) which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS #145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases.” SFAS #145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS #145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The adoption of SFAS #145 is not expected to have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS #146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities (including restructuring) and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS #146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3 the liability was recognized at the date of an entity’s commitment to an exit plan. SFAS #146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of SFAS #146 is not expected to have a material impact on our financial condition or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions,” (“SFAS #147”) which requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141, “Business Combinations” and the related intangibles accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 is generally effective immediately and will not have a material impact on our financial condition or results of operations.

9.     The results of operations for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2001 Annual Report on Form 10-K.

FINANCIAL CONDITION

Summary Our total assets increased $156.6 million during the first nine months of 2002. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.378 billion at September 30, 2002, down $6.6 million from December 31, 2001 due to a decline in real estate mortgage loans. (See “Portfolio loans and asset quality.”) Loans held for sale increased by $42.8 million, as the origination of real estate mortgage loans held for sale exceeded the volume of such loan sales. Securities available for sale increased by $75.6 million during the first nine months of 2002 and we purchased $35.0 million of separate account bank owned life insurance on August 1, 2002 (See “Securities”).

Deposits totaled $1.527 billion at September 30, 2002, compared to $1.387 billion at December 31, 2001. The $139.4 million increase in total deposits during the period principally reflects increases in non-interest bearing checking accounts, savings and NOW accounts and brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $279.5 million at September 30, 2002, a decline of $8.6 million from December 31, 2001 due to the payoff of short-term and maturing borrowings primarily as a result of funds generated from the growth in deposits.

Securities We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and other asset-backed securities. We continually measure and evaluate our asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. (See “Asset/liability management.”)

     Securities
                                                                   Unrealized
                                                           ----------------------------
                                          Amortized                                            Fair
                                             Cost             Gains           Losses          Value
                                         --------------   --------------   -------------   -------------
                                                                   (in thousands)
     Securities available for sale
       September 30, 2002                     $348,660         $ 18,149            $891        $365,918
       December 31, 2001                       286,571            5,789           2,057         290,303

The purchase or sale of securities is dependent upon our assessment of investment and funding opportunities as well as our asset/liability management needs. The increase in securities available for sale was the result of purchases of securities during the first nine months of 2002 (in particular during the first three months of 2002) primarily to offset lower than expected growth in Portfolio Loans. Sales of securities available for sale were as follows:

     Sales of securities available for sale
                                  Three months ended               Nine months ended
                                     September 30,                   September 30,
                                 2002            2001            2002            2001
                           --------------   -------------   -------------   -------------
                                                   (in thousands)

     Proceeds                    $30,471       $    -            $53,484          $5,084
                           ==============   =============   =============   =============

     Gross gains                    $566       $    -               $906            $160
     Gross losses                    (16)                           (180)             (2)
                           --------------   -------------   -------------   -------------
      Net Gains                     $550       $    -               $726            $158
                           ==============   =============   =============   =============

Proceeds from the sale of approximately $34.8 million of securities (with $29.5 million of such sales occurring in July 2002 and $5.3 million of such sales occurring in June 2002) were utilized to purchase $35.0 million in separate account bank owned life insurance on August 1, 2002. The separate account is invested in 20% risk weighted assets (“AAA” or “AA” rated securities) and is managed by PIMCO. The insurance is provided under a Group Flexible Premium Non-Participating Variable Life Insurance Contract issued by The Prudential Insurance Company of America. At the time of purchase, approximately $1.4 million of the $35.0 million bank owned life insurance premium payment was allocable to a deferred acquisition cost tax (the “DAC tax”) under Section 848 of the Internal Revenue Code of 1986, as amended. The DAC tax is recovered, without interest, under the insurance contract through a credit over a ten-year period. Because the DAC tax is recovered without interest, we recorded a $0.25 million one-time charge (as a reduction of other non-interest income) to discount the DAC tax receivable. This discount will be accreted to income over the timeframe that the DAC tax receivable is recovered. The $0.25 million one-time charge largely offset the $0.26 million of income recorded in the third quarter of 2002 from the net increase in the cash surrender value of the bank owned life insurance.

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

Although each of our Banks’ management and Boards of Directors retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our corporate loan committee as well as the centralization of the commercial loan credit services and loan review functions promotes compliance with such established underwriting standards. The centralization of retail loan services also provides for consistent service quality and facilitates compliance with consumer protection laws and regulations.

We generally retain loans that may be profitably funded within established risk parameters. (See “Liquidity and capital resources.”) As a result, we often retain adjustable-rate and balloon real estate mortgage loans, while 15- and 30-year, fixed-rate obligations are sold to mitigate exposure to changes in interest rates. (See “Asset/liability management.”) Although total real estate mortgage loan origination volume in the first nine months of 2002 was $76.5 million higher than the comparable period in 2001, our balance of real estate mortgage loans (excluding loans held for sale) declined. This decline reflects an increase in prepayments in the portfolio (caused primarily by refinancing activity resulting from lower interest rates) as well as new origination volume being primarily 15- and 30-year fixed rate obligations, which are generally sold as explained above. If borrowers continue to prefer longer-term fixed rate mortgage loans, we believe it may be difficult to grow our real estate mortgage loan portfolio in the future.

The $44.5 million increase in commercial loans during the first nine months of 2002, principally reflects our emphasis on lending opportunities within this category of loans, particularly in the Lansing and Grand Rapids markets. Loans secured by real estate comprise the majority of new commercial loans.

Historically we have been able to originate sufficient new Portfolio Loans to offset scheduled loan amortization and loan prepayments. However, in the first nine months of 2002 this was not true due to the decline in real estate mortgage loans and slower growth in commercial loans and installment (consumer) loans. Weaker economic conditions and intense competition slowed our growth of commercial loans and installment loans. Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans can adversely impact future operating results.

     Non-performing assets
                                                            September 30,         December 31,
                                                                 2002                 2001
                                                           -----------------    -----------------
                                                                  (dollars in thousands)
     Non-accrual loans                                               $7,803               $5,990
     Loans 90 days or more past due and
       still accruing interest                                        5,413                2,771
     Restructured loans                                                 275                  285
                                                           -----------------    -----------------
                                Total non-performing loans           13,491                9,046
     Other real estate                                                2,230                1,610
                                                           -----------------    -----------------
                               Total non-performing assets          $15,721              $10,656
                                                           =================    =================
     As a percent of Portfolio Loans
       Non-performing loans                                       0.98%                0.65%
       Non-performing assets                                      1.14                  0.77
       Allowance for loan losses                                  1.28                  1.17
     Allowance for loan losses as a percent of
       non-performing loans                                        131                   179

Non-performing loans increased by $4.4 million during the first nine months of 2002 and totaled $13.5 million, or 0.98% of total Portfolio Loans at September 30, 2002. The increase in total non-performing loans by loan category is: commercial $3.5 million, real estate mortgage $0.7 million and installment $0.2 million. The increase in the level of non-performing commercial loans in 2002 was due primarily to the addition of a $2.1 million loan on a hotel property located in Bad Axe, Michigan, a $0.9 million loan on a residential lot development project and a $0.6 million loan on a retail strip center. A specific reserve of approximately $0.6 million has been established on the hotel loan, which is now in the process of foreclosure. The residential lot development loan was paid off on October 18, 2002 as a result of the Company making a new loan to a different borrower. The increase in non-performing real estate mortgage loans and installment loans is believed to primarily reflect economic conditions in some of our markets that have led to job losses as well as other factors affecting consumer credit such as increased debt levels.

Impaired loans totaled approximately $8.2 million and $4.3 million at September 30, 2002 and 2001, respectively. At those same dates, certain impaired loans with balances of approximately $5.0 million and $1.6 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.8 million and $0.4 million, respectively. Our average investment in impaired loans was approximately $7.1 million for the nine-month period ended September 30, 2002. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first nine months of 2002 was approximately $0.2 million.

     Allowance for loan losses
                                                                  Nine months ended
                                                                    September 30,
                                                                 2002           2001
                                                             -------------   ------------
                                                                   (in thousands)
     Balance at beginning of period                               $16,167        $13,982
     Additions (deduction)
       Provision charged to operating expense                       2,845          2,955
       Recoveries credited to allowance                               551            476
       Loans charged against the allowance                        (1,865)         (1,651)
                                                             -------------   ------------
     Balance at end of period                                     $17,698        $15,762
                                                             =============   ============

     Net loans charged against the allowance to
       average Portfolio Loans (annualized)                          0.12%         0.11%

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

Allocation of the Allowance for Loan Losses
                                                               September 30,          December 31,
                                                                   2002                   2001
                                                            --------------------   --------------------
                                                                          (in thousands)
Specific allocations                                                     $1,784                  $ 500
Other adversely rated loans                                               6,595                  7,284
Historical loss allocations                                               3,009                  2,837
Additional allocations based on subjective factors                        6,310                  5,546
                                                            --------------------   --------------------
                                                                        $17,698                $16,167
                                                            ====================   ====================

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

                                                  September 30, 2002                   December 31, 2001
                                            --------------------------------   ----------------------------------
                                                        Average                            Average
                                              Amount    Maturity    Rate         Amount    Maturity     Rate
                                            --------------------------------   ----------------------------------
                                                             (dollars in thousands)
Brokered CDs(1)                             $283,281   1.8 years    2.95%      $163,315   1.7 years     3.83%
Fixed rate FHLB advances(1)                   62,904   8.1 years    5.83        129,084   4.1 years     4.08
Variable rate FHLB advances(1)                91,500   0.4 years    2.14         93,000   0.4 years     1.83
Securities sold under agreements to
   Repurchase(1)                             109,185   0.2 years    1.86         54,963   0.2 years     1.94
Federal funds purchased                       50,175       1 day    2.13         35,100       1 day     1.86
                                            --------------------------------   ----------------------------------
      Total                                 $597,045   1.8 years    2.86%      $475,462   1.8 years     3.15%
                                            ================================   ==================================

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management”.) At September 30, 2002, we employed interest-rate floors and collars with an aggregate notional amount of $20.0 million. We also employed interest-rate swaps with an aggregate notional amount of $259.0 million. (See note #7 to interim consolidated financial statements.)

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

To supplement our balance sheet and capital management activities, we regularly repurchase our common stock. We purchased 670,000 shares at an average price of $29.43 per share in the first nine months of 2002 compared to 447,000 shares at an average price of $22.75 per share during the first nine months of 2001. As of September 30, 2002 we had 158,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

     Capitalization
                                                                September 30,           December 31,
                                                                     2002                   2001
                                                              -------------------    -------------------
                                                                           (in thousands)
     Unsecured debt                                                      $10,500                $10,500
                                                              -------------------    -------------------
     Preferred Securities                                                 17,250                 17,250
                                                              -------------------    -------------------
     Shareholders' Equity
       Preferred stock, no par value
       Common Stock, par value $1.00 per share                            11,967                 11,865
       Capital surplus                                                    83,926                 82,512
       Retained earnings                                                  36,342                 39,355
       Accumulated other comprehensive income (loss)                       6,179                (1,829)
                                                              -------------------    -------------------
               Total shareholders' equity                                138,414                131,903
                                                              -------------------    -------------------
               Total capitalization                                     $166,164               $159,653
                                                              ===================    ===================

Total shareholders’ equity at September 30, 2002 increased $6.5 million from December 31, 2001, as our earnings and a positive change in accumulated other comprehensive income (loss) were partially offset by purchases of our common stock and cash dividends declared. The change in accumulated other comprehensive income (loss) was due primarily to an increase in the market value of securities available for sale over their book value due principally to declining interest rates which led to higher prices on fixed income securities. Shareholders’ equity totaled $138.4 million, equal to 6.77% of total assets at September 30, 2002. At December 31, 2001, shareholders’ equity totaled $131.9 million, which was equal to 6.98% of total assets.

   Capital ratios
                                                            September 30, 2002      December 31, 2001
                                                          ----------------------- ----------------------
   Equity capital                                                   6.77%                  6.98%
   Tier 1 leverage (tangible equity capital)                        7.00                   7.28
   Tier 1 risk-based capital                                        9.26                   9.82
   Total risk-based capital                                        10.47                  10.98

Asset/liability management Interest-rate risk is created by differences in the pricing characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans also create interest-rate risk.

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

RESULTS OF OPERATIONS

Summary Net income totaled $7.1 million and $21.5 million during the three- and nine-month periods ended September 30, 2002. The increases from the comparable periods in 2001 primarily reflect increases in net interest income, service charges on deposit accounts and securities gains, which were partially offset by a decline in real estate mortgage loan servicing fees and by increases in non-interest expense and federal income taxes. The amortization of intangible assets declined by $0.2 million and $0.5 million, respectively, during the three- and nine-month periods ended September 30, 2002 from the comparable periods in 2001, as a result of the adoption of SFAS #142. (See note #8 to interim consolidated financial statements.)

Key performance ratios
                                          Three months ended                 Nine months ended
                                             September 30,                      September 30,
                                         2002             2001              2002             2001
                                     --------------   --------------    --------------   --------------
Net income to
  Average assets                              1.44%           1.35%            1.51%           1.32%
  Average equity                             19.88            18.43             20.86            18.16

Earnings per common share
  Basic                                      $0.58            $0.49             $1.75            $1.40
  Diluted                                     0.57             0.48              1.72             1.38

Net interest income Tax equivalent net interest income increased by 13.9% to $22.1 million and by 15.3% to $64.0 million, respectively, during the three- and nine-month periods in 2002. Increases from the comparable periods of 2001 reflect an increase in average earning assets and an increase in tax equivalent net interest income as a percent of average earning assets (“Net Yield”) as well as adjustments related to SFAS #133.

Pursuant to SFAS #133, we recorded adjustments, which increased tax equivalent net interest income by $0.2 million and $0.8 million, respectively, in the three- and nine-month periods ended September 30, 2002. This compares to adjustments, which reduced tax equivalent net interest income by approximately $0.02 million and $0.6 million, respectively, in the three- and nine-month periods ended September 30, 2001. These adjustments relate principally to certain derivative financial instruments that are not designated as hedges. The changes in the fair value of these derivative financial instruments are recognized currently as adjustments to interest expense.

Average earning assets totaled $1.828 billion and $1.787 billion during the three- and nine-month periods in 2002, respectively. The increases from the corresponding periods of 2001 principally reflect increases in securities available for sale. The average balance of Portfolio Loans declined in both the three- and nine-month periods ended September 30, 2002 compared to the like periods in 2001. (See “Portfolio Loans and asset quality.”)

Net Yield increased by 36 basis points to 4.82% during the three-month period in 2002 and by 40 basis points to 4.78% during the nine-month period in 2002 as compared to the like periods in 2001. The increase in Net Yield was primarily due to a decline in interest expense as a percent of average earning assets resulting from a lower interest rate environment. The Federal Reserve Bank cut the target federal funds rate eleven times in 2001, leading to generally lower rates on our deposits and borrowings. Partially offsetting the decline in interest expense was a decline in tax equivalent interest income as a percent of average earning assets (“Yield on Interest Earning Assets”). The decline in Yield on Interest Earning Assets was also generally due to a lower interest rate environment that resulted in the prepayment of higher yielding loans and the origination of new loans and the purchase of securities available for sale at lower relative interest rates.

Average Balances and Tax Equivalent Rates
                                                                            Three Months Ended
                                                                               September 30,
                                                             2002                                     2001
                                              ------------------------------------  ------------------------------------------
                                               Average                                    Average
                                               Balance     Interest     Rate              Balance     Interest     Rate
                                              ----------   ---------   -------          ----------    ---------   -------
Assets                                                                    (dollars in thousands)
Taxable loans (1)                            $ 1,428,149  $   27,456      7.65%     $ 1,434,456   $   29,543      8.20%
Tax-exempt loans (1,2)                            11,541         246      8.46              12,681          294      9.20
Taxable securities                               221,333       3,223      5.78             148,408        2,451      6.55
Tax-exempt securities (2)                        145,557       2,801      7.63             119,784        2,363      7.83
Other investments                                 21,521         340      6.27              20,811          378      7.21
                                              ----------   ---------                    ----------    ---------
                    Interest Earning Assets    1,828,101      34,066      7.41           1,736,140       35,029      8.03
                                                           ---------                                  ---------
Cash and due from banks                           40,513                                    36,066
Other assets, net                                 87,496                                    65,842
                                              ----------                                ----------
                               Total Assets  $ 1,956,110                               $ 1,838,048
                                              ==========                                ==========

Liabilities
Savings and NOW                              $   637,858       1,878      1.17         $   587,287        2,780      1.88
Time deposits                                    712,287       7,116      3.96             599,038        7,821      5.18
Other borrowings                                 277,199       2,957      4.23             350,894        5,007      5.66
                                              ----------   ---------                    ----------    ---------
               Interest Bearing Liabilities    1,627,344      11,951      2.91           1,537,219       15,608      4.03
                                                           ---------                                  ---------
Demand deposits                                  157,227                                   139,520
Other liabilities                                 29,580                                    26,873
Shareholders' equity                             141,959                                   134,436
                                              ----------                                ----------
 Total liabilities and shareholders' equity  $ 1,956,110                               $ 1,838,048
                                              ==========                                ==========

         Tax Equivalent Net Interest Income               $   22,115                                 $   19,421
                                                           =========                                  =========

         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.82%                                   4.46%
                                                                       =======                                    =======
(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates
                                                                             Nine Months Ended
                                                                               September 30,
                                                             2002                                     2001
                                              ------------------------------------  ------------------------------------------
                                               Average                                    Average
                                               Balance     Interest     Rate              Balance     Interest     Rate
                                              ----------   ---------   -------          ----------    ---------   -------
Assets                                                                    (dollars in thousands)
Taxable loans (1)                            $ 1,403,633  $   81,047      7.71%     $ 1,410,149   $   88,752      8.40%
Tax-exempt loans (1,2)                            11,541         726      8.41              13,429          875      8.71
Taxable securities                               212,014       9,249      5.83             129,795        6,809      7.01
Tax-exempt securities (2)                        138,465       8,163      7.88             115,278        6,844      7.94
Other investments                                 21,547         987      6.12              20,031        1,146      7.65
                                              ----------   ---------   -------          ----------    ---------   -------
                    Interest Earning Assets    1,787,200     100,172      7.49           1,688,682      104,426      8.25
                                                           ---------                                  ---------
Cash and due from banks                           39,163                                    38,804
Other assets, net                                 72,747                                    66,848
                                              ----------                                ----------
                               Total Assets  $ 1,899,110                               $ 1,794,334
                                              ==========                                ==========

Liabilities
Savings and NOW                              $   631,633       5,778      1.22         $   581,301        9,360      2.15
Time deposits                                    679,968      20,884      4.11             618,911       25,600      5.53
Long-term debt                                                                                 496           26      7.01
Other borrowings                                 272,111       9,555      4.69             302,359       13,954      6.17
                                              ----------   ---------                    ----------    ---------
               Interest Bearing Liabilities    1,583,712      36,217      3.06           1,503,067       48,940      4.35
                                                           ---------                                  ---------
Demand deposits                                  149,775                                   135,049
Other liabilities                                 27,741                                    25,494
Shareholders' equity                             137,882                                   130,724
                                              ----------                                ----------
 Total liabilities and shareholders' equity  $ 1,899,110                               $ 1,794,334
                                              ==========                                ==========

         Tax Equivalent Net Interest Income               $   63,955                                 $   55,486
                                                           =========                                  =========

         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.78%                                   4.38%
                                                                       =======                                    =======
(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Provision for loan losses The provision for loan losses was $0.8 million during the three months ended September 30, 2002, compared to $1.1 million during the three-month period in 2001. During the nine-month periods ended September 30, 2002 and 2001, the provision was $2.8 million and $3.0 million, respectively. The changes in the provision reflect our assessment of the allowance for loan losses. (See "Portfolio Loans and asset quality.")

Non-interest income Non-interest income totaled $6.7 million during the three months ended September 30, 2002, a $0.3 million decrease from the comparable period in 2001. This decrease was primarily due to a decline in real estate mortgage loan servicing fees partially offset by increases in service charges on deposits and securities gains. Non-interest income increased to $21.4 million during the nine months ended September 30, 2002, from $19.3 million a year earlier due primarily to increases in service charges on deposits and securities gains partially offset by a decline in real estate mortgage loan servicing fees.

Non-Interest Income
                                                     Three months ended           Nine months ended
                                                        September 30,                September 30,
                                                     2002          2001          2002          2001
                                                   ----------    ----------    ----------    ----------
                                                                      (in thousands)
Service charges on deposit accounts                   $3,457        $2,808        $9,410        $6,891
Net gains on asset sales
  Real estate mortgage loans                           1,280         1,294         4,324         4,341
  Securities                                             550                         726           158
Title insurance fees                                     580           509         1,667         1,357
Manufactured home loan origination fees
  and commissions                                        445           613         1,442         1,642
Mutual fund and annuity commissions                      203           214           781           604
Real estate mortgage loan servicing fees              (1,118)          284          (550)          840
Other                                                  1,284         1,236         3,591         3,469
                                                   ----------    ----------    ----------    ----------
      Total non-interest income                       $6,681        $6,958       $21,391       $19,302
                                                   ==========    ==========    ==========    ==========

Service charges on deposit accounts increased by 23.1% to $3.5 million and by 36.6% to $9.4 million during the three- and nine-month periods ended September 30, 2002, respectively, from the comparable periods in 2001. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations, and increases in certain fees on both retail and commercial checking accounts that we implemented in the second quarter of 2001.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans were nearly unchanged on both a quarterly and year to date comparative basis from 2001 to 2002. Beginning in the second quarter of 2001 and continuing into the first quarter of 2002 our volume of real estate mortgage loans originated and sold increased significantly due to a surge in mortgage loan refinance activity generally resulting from lower interest rates. Mortgage loan refinance volume began to subside in the first quarter of 2002 and continued to ease into the second quarter of 2002. However, in late June 2002 interest rates for mortgage loans began to decline and mortgage loan applications related to refinancing once again dramatically increased. Also during the third quarter of 2002, gains on the sale of real estate mortgage loans were reduced by approximately $0.6 million, net, as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133 (compared to a $0.3 million decrease in the third quarter of 2001). This reduction in gains on the sale of real estate mortgage loans primarily represents a timing difference that is expected to reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

The volume of loans sold is dependent upon our ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. See “Portfolio loans and asset quality.” Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates and thus can often be a volatile part of our overall revenues.

                                                                Three months ended              Nine months ended
                                                                  September 30,                   September 30,
                                                              2002            2001            2002           2001
                                                          --------------  -------------   -------------  --------------
                                                                                 (in thousands)
Real estate mortgage loans originated                          $251,695       $160,599        $545,174       $468,651
Real estate mortgage loans sold                                 105,613         99,385         348,933        293,972
Real estate mortgage loans sold with servicing
  rights released                                                53,828         85,885          75,323        256,285
Net gains on the sale of real estate mortgage loans               1,280          1,294           4,324          4,341
Net gains as a percent of real estate mortgage
  loans sold ("Loan Sale Margin")                                  1.21%          1.30%           1.24%          1.48%
Impact of SFAS #133 adjustments on the Loan
  Sale Margin                                                    (0.56)%        (0.30)%         (0.24)%        (0.13)%

Net gains as a percentage of real estate mortgage loans sold declined in 2002 compared to 2001. The decline in these gains as a percentage of real estate mortgage loans sold during the nine-month period is partially attributed to the majority of such sales in 2001 being done on a “service-released” basis. Because of generally higher prices being paid for mortgage loan servicing in 2001, we began to sell our real estate mortgage loans on a service-released basis. Beginning in the third quarter of 2001, the price being paid for mortgage loan servicing declined and we began to then retain the servicing on the majority of our real estate mortgage loan sales. In mid-2002 mortgage loan servicing values firmed and we once again began to sell real estate mortgage loans on a service-released basis. Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods.

Real estate mortgage loan servicing fees declined to a negative $1.1 million in the third quarter of 2002 compared to $0.3 million in the third quarter of 2001. This decline is due to a $0.4 million increase in the amortization of capitalized mortgage servicing rights and a $1.1 million impairment charge on such servicing rights. Both the increased level of amortization and the impairment charge reflect the decline in interest rates, which has resulted in a dramatic increase in the current and expected future level of mortgage loan refinancing/prepayment activity. The remaining book value of capitalized mortgage servicing rights was $4.1 million at September 30, 2002. The estimated fair value of capitalized servicing rights, which relate to approximately $790 million of real estate mortgage loans sold and serviced, approximated $4.6 million at that same date. We capitalized approximately $0.4 million and $0.1 million of related servicing rights during the three-month periods ended September 30, 2002 and 2001, respectively. The difference between the amount of capitalized originated mortgage loan servicing rights between 2002 and 2001 is due to the mix of loans being sold on a servicing retained compared to a servicing released basis in the comparative periods. Amortization of capitalized mortgage servicing rights totaled $0.7 million and $0.3 million during the three-month periods ended September 30, 2002 and 2001, respectively.

Title insurance fees increased in both the third quarter and year-to-date periods of 2002 compared to 2001 due primarily to our increased mortgage loan origination volume. Manufactured home loan origination fees and commissions have decreased in 2002 compared to 2001 due primarily to lower loan origination volumes as a result of an industry wide decline in manufactured home sales.

Non-interest expense Non-interest expense increased by $1.5 million to $17.1 million and by $4.7 million to $49.3 million during the three- and nine-month periods ended September 30, 2002, respectively, compared to the like periods in 2001. The increase in non-interest expense is due primarily to an increase in compensation and benefits expense that is attributable to merit pay increases that were effective January 1, 2002, staffing level increases associated with the expansion and growth of the organization and increases in performance-based compensation and health care insurance costs. We adopted SFAS #142 on January 1, 2002 and as a result, intangible asset amortization declined to $0.2 million in the third quarter of 2002, from $0.4 million in the third quarter of 2001 and to $0.7 million for the first nine months of 2002 compared to $1.3 million for the comparative period in 2001.

Non-Interest Expense
                                                 Three months ended                    Nine months ended
                                                   September 30,                         September 30,
                                               2002              2001               2002              2001
                                          ---------------   ---------------    ---------------   ----------------
                                                                       (in thousands)
Salaries                                         $ 6,435           $ 5,575            $18,565          $ 16,469
Performance-based compensation
  and benefits                                     1,325               782              3,874             2,642
Other benefits                                     1,860             1,497              5,231             4,269
                                          ---------------   ---------------    ---------------   ---------------
  Compensation and employee
    benefits                                       9,620             7,854             27,670            23,380
Occupancy, net                                     1,371             1,229              4,021             3,702
Furniture and fixtures                             1,123             1,040              3,373             3,207
Data processing                                      766               728              2,193             1,865
Communications                                       592               554              1,805             1,719
Advertising                                          663               613              1,840             1,747
Loan and collection                                  659               733              1,874             1,806
Supplies                                             463               433              1,134             1,100
Amortization of intangible assets                    244               426                736             1,278
Other                                              1,576             1,996              4,677             4,869
                                          ---------------   ---------------    ---------------   ---------------
      Total non-interest expense                 $17,077           $15,606            $49,323           $44,673
                                          ===============   ===============    ===============   ===============

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by us have occurred since December 31, 2001.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d – 14(c)) on November 8, 2002 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

Changes in internal controls There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2002, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective action.

Part II

Item 4.	Exhibits & Reports on Form 8-K
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	11.	Computation of Earnings Per Share
	99.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	99.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(b)	Reports on Form 8-K
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

Date	November 8, 2002	By	/s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer
Date	November 8, 2002	By	/s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer

CERTIFICATIONS

I, Charles C. Van Loan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT BANK CORPORATION
Date: November 8, 2002	By:	/s/ Charles C. Van Loan Charles C. Van Loan
	Its:	Chief Executive Officer

I, Robert N. Shuster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT BANK CORPORATION
Date: November 8, 2002	By:	/s/ Robert N. Shuster Robert N. Shuster
	Its:	Chief Financial Officer

Exhibit 11

Computation of Earnings Per Share

        See Note 6. to Notes to Interim Consolidated Financial Statements for a reconciliation of basic and diluted earnings per share for the three- and nine-month periods ending September 30, 2002 and 2001.

EXHIBIT 99.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Charles Van Loan, Chief Executive Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

INDEPENDENT BANK CORPORATION
Date: November 8, 2002	By:	/s/ Charles C. Van Loan Charles C. Van Loan
	Its:	Chief Executive Officer

EXHIBIT 99.2

CERTIFICATE OF THE
CHIEF FINANCIAL OFFICER OF
INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Robert N. Shuster, Chief Financial Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

INDEPENDENT BANK CORPORATION
Date: November 8, 2002	By:	/s/ Robert N. Shuster Robert N. Shuster
	Its:	Chief Financial Officer