Form 10-K
period 2002-12-31
INDEPENDENT BANK CORP /MI/
filed 2003-02-28
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from                  to
                                           ----------------    -----------------

Commission file Number                  0-7818
                      ----------------------------------------------------------


                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 MICHIGAN                                  38-2032782
----------------------------------------------        ---------------------
(State or other jurisdiction of incorporation)           (I.R.S. employer
                                                        identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan                48846
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (616)    527-9450
                                                   -----------------------------

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
          -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b2) Yes  X   No
                                      -----   -----

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2002, was $336,942,576.

The number of shares outstanding of the Registrant's common stock as of February 24, 2003 was 17,879,977.

Documents incorporated by reference
Portions of our definitive proxy statement, and appendix thereto, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this annual report.

                      The Exhibit Index appears on Page 24

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as "expect," "believe," "intend," "estimate," "project," "may" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management's beliefs and assumptions based on information known to Independent Bank Corporation's management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of Independent Bank Corporation's management for future or past operations, products or services, and forecasts of the Company's revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of Independent Bank Corporation's management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as the changes in Independent Bank Corporation's plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company's actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the results of regulatory examinations, changes in industries where the Company has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Independent Bank Corporation does not undertake to update forward-looking statements to reflect facts; circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this document, Independent Bank Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. BUSINESS

Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. We are registered under the Bank Holding Company Act of 1956, as amended, and own the outstanding stock of four banks (the "Banks") which are all organized under the laws of the State of Michigan.

Aside from the stock of our Banks, we have no other substantial assets. We conduct no business except for the provision of certain management and operational services to our Banks, the collection of fees and dividends from our Banks and the payment of dividends to our shareholders. Certain employee retirement plans (including employee stock ownership and deferred compensation plans) as well as health and other insurance programs have been established by us. The proportional costs of these plans are borne by each of our Banks and their respective subsidiaries.

We have no material patents, trademarks, licenses or franchises except the corporate franchises of our Banks which permit them to engage in commercial banking pursuant to Michigan law.

The following table shows each of our Banks and their total deposits and loans as of December 31, 2002:

                                  Main
                                 Office            Total               Total
        Bank                    Location          Deposits             Loans
        ----                    --------          --------             -----
        Independent Bank        Bay City        $679,029,000        $686,272,000

        Independent Bank
          West Michigan         Rockford         332,476,000         347,536,000

        Independent Bank
          South Michigan         Leslie          256,326,000         251,345,000

        Independent Bank
          East Michigan           Caro           274,956,000         225,866,000

Independent Bank (formerly Independent Bank MSB) merged with Independent Bank in 2001. Independent Bank MSB affiliated with the Registrant on September 15, 1999.

On November 7, 1996, we formed IBC Capital Finance, a Delaware statutory business trust ("IBC Capital"). IBC Capital's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees or officers of or affiliated with us. IBC Capital exists for the sole purposes of selling and issuing its preferred and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by us and certain related services. As a result, the sole assets of IBC Capital are our subordinated debentures.

Our Banks transact business in the single industry of commercial banking. Most of our Banks' offices provide full-service lobby and drive-thru services in the communities which they serve. Automatic teller machines are also provided at most locations.

Our Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services. Our Banks' mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries formed during 1998. Our Banks also offer title insurance services through a separate subsidiary. Our Banks do not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Banks' branch networks. The local economies of the communities served by our Banks are relatively stable and reasonably diversified. Our Banks serve their markets through their four main offices and a total of 77 branches, 4 drive-thru facilities and 12 loan production offices.

Our Banks compete with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than we do and offer certain services that we do not currently provide. Such competitors may also have greater lending limits than our Banks. Competition may increase as a result of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), and the easing of restrictions on interstate banking effected under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). In addition, non-bank competitors are generally not subject to the extensive regulations applicable to us.

Price (the interest charged on loans and/or paid on deposits) remains a principal means of competition within the financial services industry. Our Banks also compete on the basis of service and convenience, utilizing the strengths and benefits of our decentralized structure in providing financial services.

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of income for the three most recent years are as follows:

                                      2002            2001           2000
                                      ----            ----           ----
      Interest and fees on loans      68.0%           72.9%          75.8%
      Other interest income           12.8            10.4           11.7
      Non-interest income             19.2            16.7           12.5
                                     -----           -----          -----
                                     100.0%          100.0%         100.0%
                                     =====           =====          =====

As of December 31, 2002, we had 915 full-time employees and 275 part-time employees.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our banks.

General

Financial institutions and their holding companies are extensively regulated under Federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Michigan Office of Financial and Insurance Services, Division of Financial Institutions (the "OFIS"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of our Banks, and the public, rather than our shareholders.

Federal law and regulations establish supervisory standards applicable to the lending activities of our Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Independent Bank Corporation

General. We are a bank holding company and, as such, are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, we are subject to periodic examination by the Federal Reserve, and are required to file periodic reports of operations and such additional information as the Federal Reserve may require.

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support the subsidiary banks in circumstances where the bank holding company might not do so absent such policy.

In addition, if the OFIS deems a bank's capital to be impaired, the OFIS may require a bank to restore its capital by special assessment upon a bank holding company, as the bank's sole shareholder. If the bank holding company were to fail to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of that bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank's capital.

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

The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain cases an application to, and the prior approval of, the Federal Reserve under the BHCA and/or OFIS under Michigan banking laws, may be required.

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

Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. While we believe we are eligible to elect to operate as a financial holding company, as of the date of this filing, we have not applied for approval to operate as a financial holding company.

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

The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve has not advised us of any specific minimum Tier 1 Capital leverage ratio applicable to us.

The Federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

Dividends. Most of our revenues will be received in the form of dividends, if any, paid by our Banks. Thus, our ability to pay dividends to our shareholders will indirectly be limited by statutory restrictions on the ability of our Banks to pay dividends. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over subsidiary banks are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the amount of dividends we can pay by an insured bank which fails to meet specified capital levels.

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution, a corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. We do not have any holders of preferred stock.

Federal Securities Regulation. Our common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

Our Banks

General. Our Banks are Michigan banking corporations and their deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC. As BIF-insured Michigan chartered banks, our Banks are subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to our Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. If the actual reserve drops below the current mandated reserve of 1.25% then our BIF insurance assessments may increase.

FICO Assessments. Our Banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation ("FICO"). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF"), which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

OFIS Assessments. Michigan banks are required to pay supervisory fees to the OFIS to fund the OFIS's operations. The amount of supervisory fees paid by a bank is based upon the bank's total assets.

Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as our Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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
                                                                                to total assets of 2% or less

At December 31, 2002, each of our Bank's ratios exceeded minimum requirements for the well-capitalized category.

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

Our Banks may not pay dividends except out of their net income after deducting their losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend.

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

Insider Transactions. Our Banks are subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with us or our subsidiaries on investments in our stock or other securities issued by us or our subsidiaries and the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our Banks to their directors and officers, to our directors and officers and those of our subsidiaries, to our principal shareholders, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our director's or officer's or a principal shareholder may obtain credit from banks with which our Banks maintain a correspondent relationship.

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

Investment and Other Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be otherwise divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions are not currently expected to have a material impact on the operations of our Banks.

Consumer Banking. Our Banks' business includes making a variety of types of loans to individuals. In making these loans, our Banks are subject to State usury and regulatory laws and to various Federal statutes, including the privacy of consumer financial information provisions of the Gramm Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our Banks are subject to extensive regulation under state and Federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our Banks and their respective directors and officers.

Branching Authority. Michigan banks, such as our Banks, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals.

Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIS (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states,
(2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Our annual report on Form 10-K , quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at www.ibcp.com as soon as reasonably practicable after filing with the SEC.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE
I.  (A)       DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    (B)       INTEREST RATES AND INTEREST DIFFERENTIAL
    (C)       INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" of the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.           INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:

                                            2002          2001        2000
                                            ----          ----        ----
                                                     (in thousands)
Held to maturity
   States and political subdivisions                                 $  7,626
   Mortgage-backed                                                     11,972
   Other                                                                  500
                                                                     --------
       Total                                                         $ 20,098
                                                                     ========

Available for sale
   U.S. Treasury                           $    306     $ 10,282     $    303
   U.S. Government agencies                                             1,982
   States and political subdivisions        162,917      131,794      102,251
   Mortgage-backed                           84,923       75,806       51,345
   Other asset-backed                        42,138        3,200
   Trust preferred                           33,211       31,807       31,991
   Preferred stock                           26,297       19,636       23,049
   Corporate                                 20,817       17,082        6,022
   Other                                        637          696          504
                                           --------     --------     --------
       Total                               $371,246     $290,303     $217,447
                                           ========     ========     ========


ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
II.           INVESTMENT PORTFOLIO  (Continued)

     (B) The following table sets forth contractual maturities of securities at December 31, 2002 and the weighted average yield of such securities:

                                                             Maturing                Maturing
                                       Maturing             After One                After Five             Maturing
                                        Within              But Within               But Within               After
                                       One Year             Five Years               Ten Years              Ten Years
                                    ---------------      ------------------      ----------------    ---------------------
                                     Amount  Yield         Amount   Yield         Amount   Yield       Amount       Yield
                                    -------- ------      --------- --------      -------- -------    ----------    -------
                                                                   (dollars in thousands)
Available for sale
   U.S. Treasury                                          $    306   3.03%
   States and political
    subdivisions                     $ 2,260  8.68%         19,735   7.80         $44,964   7.60%      $ 95,958      7.44%
   Mortgage-backed                    27,689  6.43          56,985   6.35              59   5.82            190      6.45
   Other asset-backed                  4,825  6.24          17,631   5.43          19,682   6.76
   Trust preferred                                                                                       33,211      7.10
   Preferred stock                                                                                       26,297      6.60
   Corporate                           1,454  5.29          19,363   6.09
   Other securities                                                                                         637      4.84
                                     -------              --------                -------              --------
       Total                         $36,228  6.50%       $114,020   6.40%        $64,705   7.34%      $156,293      7.21%
                                     =======              ========                =======              ========

Tax equivalent adjustment
  for calculations of yield          $    69              $    539                $ 1,196              $  2,959
                                     =======              ========                =======              ========

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:


                                   Tax-Exempt                    Rate on Tax
Available for sale                    Rate        Adjustment   Equivalent Basis
------------------                 ----------     ----------   ----------------
   Under 1 year                       5.64%         3.04%            8.68%
   1-5 years                          5.07          2.73             7.80
   5-10 years                         4.94          2.66             7.60
   After 10 years                     4.83          2.42             7.25

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.          LOAN PORTFOLIO

     (A) The following table sets forth total loans outstanding at December 31:

                             2002           2001           2000           1999            1998
                             ----           ----           ----           ----            ----
                                                      (in thousands)
 Loans held for sale      $  129,577     $   77,220     $   20,817     $   12,950     $   45,699
 Real estate mortgage        601,799        661,462        772,223        757,019        695,489
 Commercial                  536,715        482,046        381,066        334,212        277,024
 Installment                 242,928        241,176        226,375        199,410        179,626
                          ----------     ----------     ----------     ----------     ----------
     Total Loans          $1,511,019     $1,461,904     $1,400,481     $1,303,591     $1,197,838
                          ==========     ==========     ==========     ==========     ==========


     The loan portfolio is periodically and systematically reviewed and the results of these reviews are reported to our Boards of Directors. The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with consumer protection laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2002:

                                    Due
                         Due      After One      Due
                        Within   But Within     After
                       One Year  Five Years  Five Years   Total
                       --------  ----------  ----------  --------
                                    (in thousands)
Real estate mortgage   $ 60,404   $ 31,962    $ 88,384   $180,750
Commercial              189,313    285,950      61,452    536,715
                       --------   --------    --------   --------
    Total              $249,717   $317,912    $149,836   $717,465
                       ========   ========    ========   ========

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2002:

                                       Fixed     Variable
                                        Rate       Rate      Total
                                      --------   --------   --------
                                              (in thousands)
Due after one but within five years   $283,323   $ 34,589   $317,912
Due after five years                   148,692      1,144    149,836
                                      --------   --------   --------
    Total                             $432,015   $ 35,733   $467,748
                                      ========   ========   ========

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.          LOAN PORTFOLIO  (Continued)

     (C) The following table sets forth non-performing loans at December 31:


                                       2002     2001     2000     1999     1998
                                       ----     ----     ----     ----     ----
                                                    (in thousands)
(a)  Loans accounted for on a
      non-accrual basis (1, 2)        $5,738   $5,990   $5,200   $2,980   $4,302

(b)  Aggregate amount of loans
      ninety days or more past due
      (excludes loans in (a) above)    3,961    2,771    1,571    2,029    2,240

(c)  Loans not included above
      which are "troubled debt
      restructurings" as defined in
      Statement of Financial
      Accounting Standards No. 15 (2)    270      285      260      270      295
                                      ------   ------   ------   ------   ------

         Total non-performing loans   $9,969   $9,046   $7,031   $5,279   $6,837
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

(2) Interest in the amount of $857,000 would have been earned in 2002 had loans in categories (a) and (c) remained at their original terms, however, only $283,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $900,000 at December 31, 2002. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to our Banks.

     At December 31, 2002, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest-bearing assets at December 31, 2002, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 2002.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                 2002          2001          2000          1999          1998
                                                 ----          ----          ----          ----          ----
                                                                    (dollars in thousands)
Total loans outstanding at the end of
  the year (net of unearned fees)             $1,511,019    $1,461,904    $1,400,481    $1,303,591    $1,197,838
                                              ==========    ==========    ==========    ==========    ==========

Average total loans outstanding for
  the year (net of unearned fees)             $1,437,925    $1,428,194    $1,352,356    $1,231,357    $1,131,143
                                              ==========    ==========    ==========    ==========    ==========

Balance of allowance for loan losses
  at beginning of year                        $   16,167    $   13,982    $   12,985    $   11,557    $    9,639
                                              ----------    ----------    ----------    ----------    ----------
Loans charged-off
  Real estate mortgage                               626           125           176           100            84
  Commercial                                       1,002           514         1,205           176           410
  Installment                                      2,129         1,557         1,587         1,704         1,871
                                              ----------    ----------    ----------    ----------    ----------
    Total loans charged-off                        3,757         2,196         2,968         1,980         2,365
                                              ----------    ----------    ----------    ----------    ----------
Recoveries of loans previously
  charged-off
  Real estate mortgage                                46             5             5             7             4
  Commercial                                          73            65           109           299           196
  Installment                                        614           574           564           441           455
                                              ----------    ----------    ----------    ----------    ----------
    Total recoveries                                 733           644           678           747           655
                                              ----------    ----------    ----------    ----------    ----------
    Net loans charged-off                          3,024         1,552         2,290         1,233         1,710
Additions to allowance charged to
  operating expense                                3,562         3,737         3,287         2,661         3,628
                                              ----------    ----------    ----------    ----------    ----------
Balance at end of year                        $   16,705    $   16,167    $   13,982    $   12,985    $   11,557
                                              ==========    ==========    ==========    ==========    ==========

Net loans charged-off as a percent of
  average loans outstanding (includes loans
  held for sale) for the year                        .21%          .11%          .17%          .10%          .15%

Allowance for loan losses as a
  percent of loans outstanding (includes
  loans held for sale) at the end of the year       1.11          1.11          1.00          1.00           .96




     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.

     Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated herein by reference to Item 7, Part II of this report.

ITEM 1.       BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.           SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

     (B) Our Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

                                  2002                      2001                        2000
                                  ----                      ----                        ----
                                       Percent                    Percent                     Percent
                         Allowance   of Loans to    Allowance   of Loans to    Allowance    of Loans to
                          Amount     Total Loans      Amount    Total Loans      Amount     Total Loans
                         ---------   -----------    ---------   -----------    ---------    -----------
                                                     (dollars in thousands)
Commercial                $ 8,115         35.5%      $ 8,823         33.0%      $ 4,683         27.4%
Real estate mortgage          507         48.4           299         50.5         1,243         56.4
Installment                 1,571         16.1         1,499         16.5         2,057         16.2
Unallocated                 6,512                      5,546                      5,999
                          -------      -------       -------      -------       -------      -------
    Total                 $16,705        100.0%      $16,167        100.0%      $13,982        100.0%
                          =======      =======       =======      =======       =======      =======


                              1999                        1998
                              ----                        ----
                                    Percent                     Percent
                      Allowance   of Loans to    Allowance    of Loans to
                        Amount    Total Loans     Amount      Total Loans
                      ---------   -----------    ---------    -----------
                                   (dollars in thousands)
Commercial             $ 4,210         25.9%      $ 3,774         23.4%
Real estate mortgage     1,208         58.8           965         61.6
Installment              1,783         15.3         1,437         15.0
Unallocated              5,784                      5,381
                       -------      -------       -------      -------
    Total              $12,985        100.0%      $11,557        100.0%
                       =======      =======       =======      =======


V.        DEPOSITS


     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

                                          2002                     2001                     2000
                                          ----                     ----                     ----
                                  Average                  Average                  Average
                                  Balance      Rate        Balance      Rate        Balance      Rate
                                  -------      ----        -------      ----        -------      ----
                                                        (dollars in thousands)
Non-interest bearing demand     $  156,294               $  138,200               $  126,596
Savings and NOW                    634,357     1.17%        583,817     1.97%        574,556     2.58%
Time deposits                      688,297     4.02         623,657     5.31         655,591     5.64
                                ----------               ----------               ----------
    Total                       $1,478,948     2.38%     $1,345,674     3.32%     $1,356,743     3.82%
                                ==========               ==========               ==========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2002:

                                                                (in thousands)
                Three months or less                               $131,318
                Over three through six months                        20,507
                Over six months through one year                     47,782
                Over one year                                       147,902
                                                                   --------
                Total                                              $347,509
                                                                   ========


VI.       RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:


                                             2002     2001     2000     1999     1998
                                            -----    -----    -----     ----    -----
Net income as a percent of
   Average common equity                    21.34%   18.52%   16.59%    7.26%   10.72%
   Average total assets                      1.52     1.35     1.15     0.52     0.72

Dividends declared per share as a
  percent of diluted net income per share   30.38    32.28    34.31    60.47    31.67

Average shareholders' equity as a percent
  of average total assets                    7.14     7.28     6.92     7.16     6.76

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

ITEM 2.       PROPERTIES

We and our Banks operate a total of 98 facilities in Michigan. The individual properties are not materially significant to us or our Banks' business or to the consolidated financial statements.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.


ITEM 3.       LEGAL PROCEEDINGS

Due to the nature of our business, our Banks are often subject to numerous legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.


Currently, we are not involved in any material pending legal proceedings.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ADDITIONAL ITEM - EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or our Directors nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to our executive officers and certain key officers of our subsidiaries (included for information purposes only) at December 31, 2002.

                                                                                              First elected
                                                                                             as an executive
Name (Age)                            Position                                                  officer
----------                            --------                                                  -------
Charles C. Van Loan (55)              President, Chief Executive Officer and Director             1984

Robert N. Shuster (45)                Executive Vice President and Chief Financial Officer        1999

Edward B. Swanson (49)                President and Chief Executive Officer - Independent         1989
                                      Bank South Michigan

Michael M. Magee, Jr. (47)            President and Chief Executive Officer - Independent         1993
                                      Bank

Ronald L. Long (43)                   President and Chief Executive Officer - Independent         1993
                                      Bank East Michigan

David C. Reglin (43)                  President and Chief Executive Officer - Independent         1998
                                      Bank West Michigan

Peter R. Graves (45)                  Senior Vice President, Commercial Loans                     1999
                                      Independent Bank Corporation

Richard E. Butler (51)                Senior Vice President, Operations - Independent             1998
                                      Bank Corporation

James J. Twarozynski (37)             Senior Vice President, Controller - Independent             2002
                                      Bank Corporation


Prior to being named Executive Vice President and Chief Financial Officer in 2001, Mr. Shuster was President and Chief Executive Officer of Independent Bank MSB since 1999 and President and CEO of Mutual Savings Bank, f.s.b since 1994.

Prior to being named President and Chief Executive Officer in 1998, Mr. Reglin was Senior Vice President of Independent Bank West Michigan since 1991.

Prior to being named Senior Vice President in 1999, Mr. Graves was Vice President of our Commercial Loan Services Department.

Mr. Butler joined us in 1998 as Senior Vice President. Prior to that time Mr. Butler was Vice President, Mortgage Servicing Operations at the former First of America Bank - Michigan, N.A.

Prior to being named Senior Vice President in 2002, Mr. Twarozynski was Vice President and Controller.

PART II.

ITEM 5.       MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Quarterly Summary " in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the caption "Asset/liability management" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

                    Independent Auditor's Report

                    Consolidated Statements of Financial Condition at
                      December 31, 2002 and 2001

                    Consolidated Statements of Operations for the years ended
                      December 31, 2002, 2001 and 2000

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 2002, 2001 and 2000

                    Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 2002, 2001 and 2000

                    Consolidated Statements of Comprehensive Income
                      for the years ended December 31, 2002, 2001 and 2000

                    Notes to Consolidated Financial Statements

PART II.

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to our Directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 2002" and "Aggregated Stock Option Exercises in 2002 and Year End Option Values" in our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

We maintain certain equity compensation plans under which common stock is authorized for issuance to employees and directors, including our Incentive Share Grant Plan, Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.

PART III.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2002.

                                                                                                    (c)
                                                                                           Number of securities
                                                 (a)                                      remaining available for
                                        Number of securities              (b)              future issuance under
                                          to be issued upon         Weighted-average        equity compensation
                                       exercise of outstanding     exercise price of         plans (excluding
                                          options, warrants       outstanding options,     securities reflected
Plan Category                              and rights (1)         warrants and rights         in column (a))
-------------                              --------------         -------------------         --------------
Equity compensation plans
  approved by security holders                1,100,000                  $13.00                    742,000
                                              =========                  ======                    =======

Equity compensation plan
  not approved by security holders                 None                                               None

(1) We have not granted warrants or rights applicable to this chart.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.

ITEM 14. CONTROLS AND PROCEDURES

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) on January 31, 2003 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our annual report on Form 10-K for the annual period ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-K for the annual period ended December 31, 2002, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective action.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.    Financial Statements
              All of our financial statements are incorporated herein by reference as set forth in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 17, 2003 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

        2.    Financial Statement Schedules
              Not applicable

        3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)           Reports on Form 8-K
              A report on Form 8-K was filed on October 23, 2002, under item 9. The report included supplemental data to our press release dated October 23, 2002, regarding our earnings during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 24, 2003.

INDEPENDENT BANK CORPORATION


/s/Charles C. Van Loan        Charles C. Van Loan, President and Chief Executive
----------------------           Officer (Principal Executive Officer)


/s/Robert N. Shuster          Robert N. Shuster, Executive Vice President and
----------------------        Chief Financial Officer (Principal Financial
                                 Officer)


/s/James J. Twarozynski       James J. Twarozynski, Senior Vice President and
----------------------           Controller (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated. Each director whose signature appears below hereby appoints Charles C. Van Loan and Robert N. Shuster and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director, and to file with the Commission any and all amendments to this Report on Form 10-K.



Terry L. Haske, Director                /s/Terry L. Haske
                                      ---------------------------------


Robert L. Hetzler, Director             /s/Robert L. Hetzler
                                      ---------------------------------


James E. McCarty, Director              /s/James E. McCarty
                                      ---------------------------------


Charles A. Palmer, Director             /s/Charles A. Palmer
                                      ---------------------------------


Charles C. Van Loan, Director           /s/Charles C. Van Loan
                                      ---------------------------------


Arch V. Wright, Jr., Director           /s/Arch V. Wright, Jr.
                                      ---------------------------------


Jeffrey A. Bratsburg, Director          /s/Jeffrey A. Bratsburg
                                      ---------------------------------

                                 CERTIFICATIONS

I, Charles C. Van Loan, certify that:

1. I have reviewed this annual report on Form 10-K of Independent Bank Corporation.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           INDEPENDENT BANK CORPORATION


Date:  February 24, 2003                   By:  /s/ Charles C. Van  Loan
                                              ---------------------------
                                                Charles C. Van Loan
                                           Its: Chief Executive Officer

I, Robert N. Shuster, certify that:

1. I have reviewed this annual report on Form 10-K of Independent Bank Corporation.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               INDEPENDENT BANK CORPORATION


Date:  February 24, 2003                       By:   /s/ Robert N. Shuster
                                                  ---------------------------
                                                     Robert N. Shuster
                                               Its:  Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit number and description
EXHIBITS FILED HEREWITH

13 Appendix to our definitive proxy statement, relating to the April 17, 2003 Annual Meeting of Shareholders. This appendix will be filed with the Commission as part of our proxy statement and will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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

EXHIBITS INCORPORATED BY REFERENCE

2 Agreement and plan of reorganization between Independent Bank Corporation and Mutual Savings Bank, f.s.b., dated March 24, 1999 (incorporated herein by reference to Exhibit 2.1 to our Form S-4 Registration Statement dated May 28, 1999, filed under Registration No. 333-79679).

3.1 Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to our report on Form 10-Q for the quarter ended June 30,
       1994).

3.1(a) Amendments to Article III and Article VI of the Articles of Incorporation
       (incorporated herein by reference to Exhibit 3.1(a) to our report on Form 10-K for the year ended December 31, 2000).

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to our report on Form 10-Q for the quarter ended June 30, 1994).

4 Automatic Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated herein by reference to our Form S-3 Registration Statement dated September 17, 1998, filed under Registration No. 3380088).

4.1 Form of Indenture, dated as of December 17, 1996 (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507) .

4.2 Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1), (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.3 Certificate of Trust of IBC Capital Finance (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.4 Trust Agreement of IBC Capital Finance dated as of November 7, 1996 (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.5 Form of Amended and Restated Trust Agreement of IBC Capital Finance dated as of December 17, 1996 (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.6 Form of Preferred Security Certificate of IBC Capital Finance (included as an exhibit to Exhibit 4.5.), (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.7 Form of Preferred Securities Guarantee Agreement for IBC Capital Finance (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

4.8 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.5), (incorporated herein by reference to our Form S-2 Registration Statement dated December 6, 1996, filed under Registration No. 33-14507).

10.1*  Deferred Benefit Plan for Directors (incorporated herein by reference to
       Exhibit 10(C) to our report on Form 10-K for the year ended December 31,
       1984).

10.2 The form of Indemnity Agreement approved by our shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).

10.3* Incentive Share Grant Plan, as amended, approved by our shareholders at its April 21, 1992 Annual Meeting (incorporated herein by reference to
       Exhibit 10 to our report on Form 10-K for the year ended December 31,
       1992).

10.4* Non-Employee Director Stock Option Plan, as amended, approved by our shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).

10.5* Employee Stock Option Plan, as amended, approved by our shareholders at its April 17, 2000 Annual Meeting (incorporated herein by reference to
       Exhibit 4 to our Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).

10.6 The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31,
       1998).

10.7* Independent Bank Corporation Long-term Incentive Plan, approved by our shareholders at its April 16, 2002 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated May 24, 2002, filed under registration No. 333-89072).

* Represents a compensation plan.