Form 10-Q
period 2003-03-31
INDEPENDENT BANK CORP /MI/
filed 2003-05-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1 Class	17,992,158 Outstanding at May 9, 2003

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX

		Page Number(s)
PART I -	Financial Information
Item 1.	Consolidated Statements of Financial Condition
   March 31, 2003 and December 31, 2002
Consolidated Statements of Operations
   Three-month periods ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows
   Three-month periods ended March 31, 2003 and 2002
Consolidated Statements of Shareholders' Equity
   Three-month periods ended March 31, 2003 and 2002
	Notes to Interim Consolidated Financial Statements	2 3 4 5 6-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II -	Other Information
Item 6.	Exhibits & Reports on Form 8-K	30

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

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                                       March 31,       December 31,
                                                                                         2003              2002
                                                                                    ----------------  ----------------
                                                                                               (unaudited)
                                                                                    ----------------------------------
Assets                                                                                       (in thousands)
Cash and due from banks                                                            $      59,798    $       60,731
Securities available for sale                                                            386,291           371,246
Federal Home Loan Bank stock, at cost                                                     10,369             9,704
Loans held for sale                                                                      106,695           129,577
Loans
  Commercial                                                                             561,096           536,715
  Real estate mortgage                                                                   593,075           601,799
  Installment                                                                            235,720           242,928
                                                                                    -------------    --------------
                                                                       Total Loans     1,389,891         1,381,442
  Allowance for loan losses                                                              (17,128)          (16,705)
                                                                                    -------------    --------------
                                                                         Net Loans     1,372,763         1,364,737
Property and equipment, net                                                               40,894            40,735
Bank owned life insurance                                                                 35,800            35,415
Accrued income and other assets                                                           48,883            45,417
                                                                                    -------------    --------------
                                                                      Total Assets $   2,061,493    $    2,057,562
                                                                                    =============    ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                             $     184,379    $      179,871
  Savings and NOW                                                                        688,498           657,530
  Time                                                                                   687,468           698,202
                                                                                    -------------    --------------
                                                                    Total Deposits     1,560,345         1,535,603
Federal funds purchased                                                                   25,245            23,840
Other borrowings                                                                         225,256           310,413
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                              67,850            17,250
Accrued expenses and other liabilities                                                    37,404            32,409
                                                                                    -------------    --------------
                                                                 Total Liabilities     1,916,100         1,919,515
                                                                                    -------------    --------------
Shareholders' Equity
  Preferred stock, no par value--200,000 shares authorized; none outstanding
  Common stock, $1.00 par value--30,000,000 shares authorized;
    issued and outstanding:  17,922,268 shares at March 31, 2003
    and 17,822,090 shares at December 31, 2002                                            17,922            17,822
  Capital surplus                                                                         75,863            75,076
  Retained earnings                                                                       48,081            41,785
  Accumulated other comprehensive income                                                   3,527             3,364
                                                                                    -------------    --------------
                                                        Total Shareholders' Equity       145,393           138,047
                                                                                    -------------    --------------
                                        Total Liabilities and Shareholders' Equity $   2,061,493    $    2,057,562
                                                                                    =============    ==============

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2003          2002
                                                                                   -----------   -----------
                                                                                         (unaudited)
                                                                                   -------------------------
                                                                                        (in thousands,
                                                                                   except per share amounts)
Interest Income
  Interest and fees on loans                                                      $    26,661   $    27,054
  Securities available for sale
    Taxable                                                                             2,899         2,711
    Tax-exempt                                                                          1,918         1,643
  Other investments                                                                       142           313
                                                                                   -----------   -----------
                                                           Total Interest Income       31,620        31,721
                                                                                   -----------   -----------
Interest Expense
  Deposits                                                                              7,171         8,626
  Other borrowings                                                                      3,642         3,628
                                                                                   -----------   -----------
                                                          Total Interest Expense       10,813        12,254
                                                                                   -----------   -----------
                                                             Net Interest Income       20,807        19,467
Provision for loan losses                                                               1,000           927
                                                                                   -----------   -----------
                             Net Interest Income After Provision for Loan Losses       19,807        18,540
                                                                                   -----------   -----------
Non-interest Income
  Service charges on deposit accounts                                                   3,271         2,712
  Net gains (losses) on assets
    Real estate mortgage loans                                                          4,032         1,806
    Securities                                                                            512           (34)
  Title insurance fees                                                                    743           623
  Manufactured home loan origination fees and commissions                                 358           434
  Other income                                                                          1,499         1,584
                                                                                   -----------   -----------
                                                       Total Non-interest Income       10,415         7,125
                                                                                   -----------   -----------
Non-interest Expense
  Compensation and employee benefits                                                    9,641         8,788
  Occupancy, net                                                                        1,598         1,306
  Furniture and fixtures                                                                1,320         1,106
  Other expenses                                                                        5,496         4,542
                                                                                   -----------   -----------
                                                      Total Non-interest Expense       18,055        15,742
                                                                                   -----------   -----------
                                                Income Before Federal Income Tax       12,167         9,923
Federal income tax expense                                                              3,350         2,814
                                                                                   -----------   -----------
                                                                      Net Income  $     8,817   $     7,109
                                                                                   ===========   ===========
Net Income Per Share
  Basic                                                                           $       .49   $       .38
  Diluted                                                                                 .49           .38
Dividends Per Common Share
  Declared                                                                        $       .14   $       .11
  Paid                                                                                    .14           .11

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                             Three months ended
                                                                                                 March 31,
                                                                                             2003          2002
                                                                                         ------------- -------------
                                                                                                (unaudited)
                                                                                         ---------------------------
                                                                                               (in thousands)
Net Income                                                                              $       8,817 $       7,109
                                                                                         ------------- -------------
Adjustments to Reconcile Net Income
  to Net Cash from (used in) Operating Activities
    Proceeds from sales of loans held for sale                                                233,776       149,118
    Disbursements for loans held for sale                                                    (206,862)      (97,914)
    Provision for loan losses                                                                   1,000           927
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                                         1,707         1,298
    Net gains on sales of real estate mortgage loans                                           (4,032)       (1,806)
    Net (gains) losses on securities                                                             (512)           34
    Decrease in deferred loan fees                                                                291           418
    Increase in accrued income and other assets                                                (4,184)       (5,372)
    Increase in accrued expenses and other liabilities                                          5,814         4,179
                                                                                         ------------- -------------
                                                                                               26,998        50,882
                                                                                         ------------- -------------
                                                     Net Cash from Operating Activities        35,815        57,991
                                                                                         ------------- -------------

Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                                       1,326         2,498
  Proceeds from the maturity of securities available for sale                                   9,278         1,849
  Principal payments received on securities available for sale                                 22,056         8,508
  Purchases of securities available for sale                                                  (48,652)      (71,725)
  Principal payments on portfolio loans purchased                                               3,131         9,204
  (Increase) decrease in portfolio loans made to customers, net of principal payments         (12,448)       17,343
  Capital expenditures                                                                         (1,422)       (1,253)
                                                                                         ------------- -------------
                                                  Net Cash used in Investing Activities       (26,731)      (33,576)
                                                                                         ------------- -------------
Cash Flow used in Financing Activities
  Net increase in total deposits                                                               24,742        78,085
  Net increase (decrease) in short-term borrowings                                            (29,246)       23,431
  Proceeds from Federal Home Loan Bank advances                                                86,100       107,240
  Payments of Federal Home Loan Bank advances                                                (140,606)     (228,274)
  Dividends paid                                                                               (2,494)       (2,135)
  Proceeds from issuance of guaranteed preferred beneficial interest in Company's
    subordinated debentures                                                                    50,600
  Proceeds from issuance of common stock                                                        1,195         1,348
  Repurchase of common stock                                                                     (308)       (6,972)
                                                                                         ------------- -------------
                                                     Net Cash from Financing Activities       (10,017)      (27,277)
                                                                                         ------------- -------------
                                              Net Decrease in Cash and Cash Equivalents          (933)       (2,862)
Cash and Cash Equivalents at Beginning of Period                                               60,731        50,525
                                                                                         ------------- -------------
                                             Cash and Cash Equivalents at End of Period $      59,798 $      47,663
                                                                                         ============= =============

Cash paid during the period for
  Interest                                                                              $      12,360 $      12,546
  Income taxes                                                                                                1,000
Transfer of loans to other real estate                                                          1,138           560

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

                                                                                 Three months ended
                                                                                     March 31,
                                                                                 2003          2002
                                                                              ------------  -----------
                                                                                      (unaudited)
                                                                                 -----------------------
                                                                                   (in thousands)

Balance at beginning of period                                               $    138,047 $    131,903
  Net income                                                                        8,817        7,109
  Cash dividends declared                                                          (2,521)      (2,114)
  Issuance of common stock                                                          1,195        1,864
  Repurchase of common stock                                                         (308)      (6,972)
  Net change in accumulated other comprehensive
    income (loss), net of related tax effect (note 4)                                 163        1,386
                                                                              ------------ ------------
Balance at end of period                                                     $    145,393 $    133,176
                                                                              ============ ============

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2003 and December 31, 2002, and the results of operations for the three-month periods ended March 31, 2003 and 2002. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2002 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.     Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $8.9 million at March 31, 2003, and $10.0 million at December 31, 2002. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

3.     The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4.     Comprehensive income for the three-month periods ended March 31 follows:

                                                                    Three months ended
                                                                         March 31,
                                                                    2003           2002
                                                                  ---------      ----------
                                                                       (in thousands)
      Net income                                                 $   8,817      $    7,109
      Net change in unrealized gain on securities
        available for sale, net of related tax effect                 (405)            295
      Net change in unrealized loss on derivative
        instruments, net of related tax effect                         568           1,091
                                                                  ---------      ----------
      Comprehensive income                                       $   8,980      $    8,495
                                                                  =========      ==========

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments for the three-month periods ended March 31, follows:

Three months ended March 31,
                                  IB        IBWM        IBSM       IBEM     Other(1)   Elimination    Total
                               --------------------------------------------------------------------------------
                                                         (in thousands)
2003
  Total assets                $  983,169 $  434,201  $ 317,030  $  341,274 $  221,619 $  235,800  $ 2,061,493
  Interest income                 15,100      6,866      4,649       5,012         12         19       31,620
  Net interest income              9,744      5,004      3,105       3,537       (583)                 20,807
  Provision for loan losses          330        360         60         250                              1,000
  Income (loss) before
    income tax                     6,311      3,432      1,955       1,347       (640)       238       12,167
  Net income (loss)                4,598      2,406      1,434       1,128       (511)       238        8,817

2002
  Total assets                $  873,729 $  370,351  $ 291,905  $  328,683 $  167,527 $  159,275  $ 1,872,920
  Interest income                 14,948      6,632      4,904       5,270          7         40       31,721
  Net interest income              8,949      4,679      2,990       3,306       (457)                 19,467
  Provision for loan losses          187        110        280         350                                927
  Income (loss) before
    income tax                     5,062      3,062      1,461       1,123       (570)       215        9,923
  Net income (loss)                3,670      2,106      1,066         946       (464)       215        7,109

(1)     Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

                                                                                     Three months ended
                                                                                          March 31,
                                                                                   2003              2002
                                                                                ------------      -----------
                                                                           (in thousands, except per share amounts)
Net income                                                                     $      8,817      $     7,109
                                                                                ============      ===========

Average shares outstanding (Basic) (1)                                               17,872           18,583
  Effect of dilutive securities - stock options                                         301              351
                                                                                ------------      -----------
         Average shares outstanding (Diluted)                                        18,173           18,934
                                                                                ============      ===========
Net income per share
   Basic                                                                       $        .49      $       .38
   Diluted                                                                              .49              .38

(1)   Shares outstanding have been adjusted for a 5% stock dividend and a three-for-two stock split in 2002.

7.     Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS #133”) which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                          March 31, 2003
                                                                                             Average
                                                                                Notional     Maturity      Fair
                                                                                 Amount      (years)       Value
                                                                              --------------------------------------
                                                                                      (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                      $10,000          6.9        $  7
                                                                              ========================================

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                                        $268,000          1.7     $(6,749)
   Interest-rate collar agreements                                                  10,000           .6        (304)
                                                                              ----------------------------------------
        Total                                                                     $278,000          1.7     $(7,053)
                                                                              ========================================

No hedge designation
   Rate-lock real estate mortgage loan commitments                                $111,000          0.1         741
   Mandatory commitments to sell real estate mortgage loans                        203,000          0.1      (1,113)
                                                                              ----------------------------------------
        Total                                                                     $314,000          0.1       $(483)
                                                                              ========================================

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

We record the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $4.9 million, net of tax, of unrealized losses on Cash Flow Hedges at March 31, 2003 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2003 is 6.3 years.

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

Also, we record Fair Value Hedges at fair value in accrued expenses and other liabilities. The hedged items (primarily fixed-rate debt obligations) are also recorded at fair value through the statement of operations, which offsets the adjustment to Fair Value Hedges. On an ongoing basis, we will adjust our balance sheet to reflect the then current fair value of both the Fair Value Hedges and the respective hedged items. To the extent that the change in value of the Fair Value Hedges do not offset the change in the value of the hedged items, the ineffective portion is immediately recognized as interest expense.

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

The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2003 and 2002 is as follows:

                                                                         Income (Expense)
                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-
        month period ended March 31, 2003

        Rate Lock Commitments                    $               57                        $                57
        Mandatory Commitments                                   539                                        539
        Fair value hedges                                         0                                          0
        Ineffectiveness of cash flow hedges                     (24)                                       (24)
        Cash flow hedges                                        (28)   $             (918)                (946)
        Reclassification adjustment                                                 1,791                1,791
                                                  -------------------------------------------------------------
          Total                                                 544                   873                1,417
        Federal income tax                                      190                   305                  495
                                                  ------------------    ------------------  -------------------
          Net                                    $              354    $              568  $               922
                                                  ==================    ==================  ===================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
                                                                         (in thousands)

      Change in fair value during the three-
        month period ended March 31, 2002

        Option contracts not designated as
          hedges
        Interest rate swap agreements not
          designated as hedges                   $              261                        $               261
        Rate Lock Commitments                                 1,281                                      1,281)
        Mandatory Commitments                                (2,105)                                    (2,105)
        Fair value hedges                                         1                                          1
        Ineffectiveness of cash flow hedges                      24                                         24
        Cash flow hedges                                         11   $                63                   74
        Reclassification adjustment                                                 1,615                1,615
                                                  -------------------------------------------------------------
          Total                                                (527)                1,678                1,151
        Federal income tax                                     (184)                  587                  403
                                                  ------------------   -------------------  -------------------
          Net                                    $             (343) $             1,091  $               748
                                                  ==================   ===================  ===================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS #141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS #142”) have a profound effect on how organizations account for business combinations and for the purchased goodwill and intangible assets that arise from those combinations or are acquired otherwise.

Intangible assets, net of amortization, were comprised of the following at March 31, 2003 and December 31, 2002:

                                             March 31, 2003                  December 31, 2002
                                      -------------------------------- --------------------------------
                                          Gross                            Gross
                                         Carrying       Accumulated       Carrying       Accumulated
                                          Amount        Amortization       Amount        Amortization
                                      ---------------  --------------- ---------------  ---------------
                                                          (dollars in thousands)

  Amortized intangible assets -
     Core deposit intangibles        $        13,386  $         7,242 $        13,386  $         6,966
                                      ===============  =============== ===============  ===============

  Unamortized intangible assets -
      Goodwill                       $         7,299                  $         7,299
                                      ===============                  ===============

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of March 31, 2003.

Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2007 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                      (dollars in thousands)

Nine months ended December 31, 2003                     $                  830
Year ending December 31:
     2004                                                                1,093
     2005                                                                1,081
     2006                                                                1,056
     2007                                                                1,021
     2008 and thereafter                                                 1,063
                                                         ----------------------
          Total                                         $                6,144
                                                         ======================

Changes in the carrying amount of goodwill by reporting segment for the three months ended March 31, 2003 were as follows:

                                        ------------------------------------------------------------------------------
                                            IB          IBWM        IBSM         IBEM         OTHER(1)       TOTAL
                                        ------------------------------------------------------------------------------
                                                                   (dollars in thousands)

  Balance, January 1, 2003             $     6,754  $        32  $            $       180  $       333    $      7,299
  Goodwill acquired during period
                                        -----------  -----------  -----------  -----------  -----------    ------------
  Balance, March 31, 2003              $     6,754  $        32  $            $       180  $       333    $      7,299
                                        ===========  ===========  ===========  ===========  ===========    ============

(1)     Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     We maintain stock option plans for our non-employee directors as well as certain of our officers and those of our Banks. Options that were granted under these plans are exercisable not earlier than one year after the date of grant, at a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant.

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

                                                                               Three months ended
                                                                                    March 31,
                                                                          2003                   2002
                                                                     ---------------        ---------------
                                                                    (in thousands except per share amounts)
      Net income - as reported                                      $        8,817         $         7,109
        Stock based compensation expense determined under
        fair value based method, net of related tax effect                    (136)                   (117)
                                                                     ---------------        ---------------
          Pro-forma net income                                      $        8,681         $         6,992
                                                                     ===============        ===============
      Income per share
        Basic
          As reported                                               $          .49         $           .38
          Pro-forma                                                            .49                     .38
        Diluted
          As reported                                               $          .49         $           .38
          Pro-forma                                                            .48                     .37

10.     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS #145”) which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS #145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases.” SFAS #145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS #145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement #4 encouraged. The adoption of SFAS #145 did not have a material impact on our financial condition or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS #146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities (including restructuring) and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS #146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under Issue 94-3 the liability was recognized at the date of an entity’s commitment to an exit plan. SFAS #146 is effective for exit or disposal activities (including restructuring) that are initiated after December 31, 2002, with early adoption encouraged. Adoption of SFAS #146 did not have a material impact on our financial condition or results of operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions,” (“SFAS #147”) which requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141, “Business Combinations” and the related intangibles accounted for in accordance with SFAS #142. SFAS #147 removes such acquisitions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and also amends SFAS #144, to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS #147 is generally effective immediately and did not have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS #148”) which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS #123”). SFAS #148 amends the disclosure requirements of SFAS #123 for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. These disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective for fiscal years ending after December 15, 2002, SFAS #148 also provides three alternate transition methods for companies that choose to adopt the fair value measurement provisions of SFAS #123. Adoption of this Statement did not have a significant impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN #45”) which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The initial recognition and measurement provisions of FIN #45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN #45 are effective for interim and annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN #46”) which addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For enterprises with variable interest entities created before February 1, 2003, this Interpretation applies no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. However, certain disclosure requirements were effective for all financial statements issued after January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

11.     The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2002 Annual Report on Form 10-K.

FINANCIAL CONDITION

Summary Our total assets increased slightly during the first three months of 2003. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.390 billion at March 31, 2003, an increase of $8.4 million from December 31, 2002. This was primarily due to an increase in commercial loans that was partially offset by declines in real estate mortgage loans and installment loans. (See “Portfolio loans and asset quality.”) Loans held for sale declined by $22.9 million, as the volume of loan sales in the first quarter of 2003 exceeded new originations of such loans. The decline in loans held for sale was partially offset by an increase in securities available for sale.

Deposits totaled $1.560 billion at March 31, 2003, compared to $1.536 billion at December 31, 2002. The $24.7 million increase in total deposits during the period principally reflects an increase in savings and NOW accounts partially offset by a decline in time deposits. Other borrowings totaled $225.3 million at March 31, 2003, a decline of $85.2 million from December 31, 2002. This was attributable to the payoff of short-term and maturing borrowings as a result of funds generated from the growth in deposits and from our $50.6 million trust preferred securities offering. On March 19, 2003 we completed the sale of $50.6 million of trust preferred securities issued by IBC Capital Finance II, a Delaware statutory trust that we formed for this offering. (See “Liquidity and capital resources.”)

Securities We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues, except for a $0.8 million impairment charge that we recorded in 2002 on a trust preferred security issued by a bank holding company. In this instance, we believe that the decline in value is directly due to credit issues and is other than temporary in nature. We also believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities

                                                                Unrealized
                                                        ---------------------------
                                      Amortized                                             Fair
                                         Cost              Gains          Losses           Value
                                     --------------    --------------   ------------    -------------
                                                               (in thousands)
Securities available for sale
    March 31, 2003                        $373,817           $15,061         $2,587        $386,291
    December 31, 2002                      358,149            14,890          1,793         371,246

Securities available for sale increased by $15.0 million during 2003 to $386.3 million at March 31, 2003. This increase was the result of purchases of securities during the first quarter of 2003 primarily to offset declines in other interest earning assets such as loans held for sale. Generally we cannot earn the same interest-rate spread on securities as we can on loans. As a result, offsetting slow loan growth with purchases of securities will tend to erode some of our profitability measures including our return on assets.

Sales of securities available for sale were as follows (See “Non-interest income.”):

                                                              Three months ended
                                                                   March 31,
                                                            2003            2002
                                                        --------------  --------------
                                                         (in thousands)

                                  Proceeds                     $1,326          $2,498
                                                        ==============   =============

                                  Gross gains                    $512            $ 45
                                  Gross losses                                    (79)
                                                        --------------   -------------
                                   Net Gains                     $512            $(34)
                                                        ==============   =============

Portfolio Loans and asset quality We believe that our decentralized loan origination structure provides important advantages in serving the credit needs of our principal lending markets. In addition to the communities served by our bank branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators.

Although the management and boards of directors of each of our banks retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, provides requisite controls and promotes compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations.

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Although total real estate mortgage loan origination volume increased substantially in the first quarter of 2003 compared to the first quarter of 2002, our balance of real estate mortgage loans declined. This decline reflects an increase in prepayments in the portfolio (caused primarily by refinancing activity resulting from lower interest rates) as well as the majority of new loan origination volume being 15- and 30-year fixed rate obligations, which are generally sold as explained above. If borrowers continue to prefer longer-term fixed rate mortgage loans, we believe it may be difficult to grow our real estate mortgage loan portfolio in the foreseeable future.

The $24.4 million increase in commercial loans during the three months ended March 31, 2003, principally reflects our emphasis on lending opportunities within this category of loans, particularly in the Lansing and Grand Rapids markets. Loans secured by real estate comprise the majority of new commercial loans.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. Management continues to view loan growth consistent with prevailing quality standards as a major near term challenge.

Non-performing assets

                                                       March 31,           December 31,
                                                          2003                 2002
                                                    -----------------    -----------------
                                                           (dollars in thousands)
Non-accrual loans                                             $6,371               $5,738
Loans 90 days or more past due and
  still accruing interest                                      2,400                3,961
Restructured loans                                               163                  270
                                                    -----------------    -----------------
                         Total non-performing loans            8,934                9,969
Other real estate                                              3,910                3,908
                                                    -----------------    -----------------
                        Total non-performing assets          $12,844              $13,877
                                                    =================    =================
As a percent of Portfolio Loans
  Non-performing loans                                     0.64%               0.72%
  Allowance for loan losses                                1.23                 1.21
Non-performing assets to total assets                      0.62                 0.67
Allowance for loan losses as a percent of
  non-performing loans                                      192                  168

The decrease in the overall level of non-performing loans in the first quarter of 2003 was due to a decline in non-performing commercial loans primarily as a result of the payoff of a $0.5 million construction loan in February 2003. Other real estate and repossessed assets totaled $3.9 million at both March 31, 2003 and December 31, 2002. Included in other real estate and repossessed assets at both dates was a hotel property (which was acquired through foreclosure in the fourth quarter of 2002) with a balance of approximately $1.5 million. A purchase agreement has been executed to sell this property for $1.2 million (we expect to provide financing to the buyers in the amount of $0.95 million at market terms). Also in April 2003 we received a cash payment of $0.4 million in settlement of a judgment against the previous owners of the hotel property. As a result of the anticipated sale of the property for $1.2 million and the aforementioned $0.4 million receipt of funds, we expect to record a modest gain on the disposition of this hotel property upon the closing of this transaction.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. The decrease in the level of loans 90 days or more past due and still accruing interest at March 31, 2003 compared to December 31, 2002 is primarily due to the aforementioned decline in non-performing commercial loans. We believe the collection of the accrued but unpaid interest on non-performing loans categorized as 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.17% on an annualized basis in the first quarter of 2003 compared to 0.08% in the first quarter of 2002. The increase in net charge-offs is primarily due to a $0.2 million charge-off on one commercial loan in the first quarter of 2003.

Impaired loans totaled approximately $7.9 million and $7.1 million at March 31, 2003 and 2002, respectively. At those same dates, certain impaired loans with balances of approximately $5.9 million and $4.4 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.7 million and $1.5 million, respectively. Our average investment in impaired loans was approximately $6.6 million for the three-month period ended March 31, 2003. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first quarter of 2003 was approximately $0.06 million compared to $0.1 million in the first quarter of 2002.

Allowance for loan losses

                                                             Three months ended
                                                                 March 31,
                                                            2003           2002
                                                        -------------   ------------
                                                              (in thousands)
Balance at beginning of period                               $16,705        $16,167
Additions (deduction)
  Provision charged to operating expense                       1,000            927
  Recoveries credited to allowance                               340            203
  Loans charged against the allowance                          (917)          (493)
                                                        -------------   ------------
Balance at end of period                                     $17,128        $16,804
                                                        =============   ============

Net loans charged against the allowance to
  average Portfolio Loans (annualized)                          0.17%         0.08%

In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and/or the general terms of the loan portfolios.

The first element reflects our estimate of probable losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, and discounted collateral exposure.

The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of losses incurred. The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied.

The third element is determined by assigning allocations based principally upon the ten-year average of loss experience for each type of loan. Average losses may be further adjusted based on the current delinquency rate. Loss analyses are conducted at least annually.

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios. (See “Provision for loan losses.”)

Allocation of the Allowance for Loan Losses

                                                                 March 31,         December 31,
                                                                   2003                2002
                                                            ----------------------------------------
                                                                        (in thousands)
Specific allocations                                                     $1,710              $1,313
Other adversely rated loans                                               6,351               6,067
Historical loss allocations                                               2,748               2,813
Additional allocations based on subjective factors                        6,319               6,512
                                                            ----------------------------------------
                                                                        $17,128             $16,705
                                                            ========================================

Deposits and borrowings Our competitive position within many of the markets served by our bank branch networks limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, we compete principally on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.

We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earnings assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

                                                    March 31, 2003                     December 31, 2002
                                            --------------------------------   ----------------------------------
                                                        Average                            Average
                                              Amount    Maturity    Rate         Amount    Maturity     Rate
                                            --------------------------------   ----------------------------------
                                                                  (dollars in thousands)
Brokered CDs(1)                               $272,284  1.5 years    2.58%       $278,012  1.9 years     3.03%
Fixed rate FHLB advances(1)                     75,856  6.6 years    5.16          62,861  7.9 years     5.83
Variable rate FHLB advances(1)                  63,700  0.3 years    1.52         131,200  0.3 years     1.50
Securities sold under agreements to
   Repurchase(1)                                85,221  0.2 years    1.41          98,712  0.1 years     1.74
Federal funds purchased                         25,245      1 day    1.56          23,840      1 day     1.38
                                            --------------------------------   ----------------------------------
      Total                                   $522,306  1.8 years    2.58%       $594,625  1.8 years     2.71%
                                            ================================   ==================================

(1)     Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $225.3 million at March 31, 2003, compared to $310.4 million at December 31, 2002. The $85.2 million decrease in other borrowed funds principally reflects decreases in FHLB advances and in Repurchase Agreements. These borrowings were paid down with funds generated from our growth in deposits and from our $50.6 million trust preferred securities offering. (See “Liquidity and capital resources.”)

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management”.) At March 31, 2003, we employed interest-rate collars with an aggregate notional amount of $10.0 million. We also employed interest-rate swaps with an aggregate notional amount of $278.0 million. (See note #7 to interim consolidated financial statements.)

Liquidity and capital resources Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes unsecured debt and trust preferred securities.

We believe that a diversified portfolio of quality loans will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been an integral component of our capital management strategies. (See “Acquisitions.”)

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. We purchased 15,000 shares at an average price of $20.50 per share in the first quarter of 2003 compared to 239,000 shares at an average price of $18.55 per share during the first quarter of 2002. As of March 31, 2003 we had 785,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors. The reduced level of repurchase activity in the first quarter of 2003 is primarily due to lengthy periods of time during which we could not trade in our common stock because we possessed information regarding potential acquisitions (See “Acquisitions.”) or information on a pending offering of trust preferred securities.

Capitalization

                                                               March 31,       December 31,
                                                                  2003             2002
                                                           ------------------------------------
                                                                      (in thousands)
Unsecured debt                                                                  $  12,600
                                                                                 --------
Trust Preferred Securities                                       $ 67,850          17,250
                                                                  -------        --------
Shareholders' Equity
  Preferred stock, no par value
  Common Stock, par value $1.00 per share                          17,922          17,822
  Capital surplus                                                  75,863          75,076
  Retained earnings                                                48,081          41,785
  Accumulated other comprehensive income (loss)                     3,527           3,364
                                                                  -------         -------
          Total shareholders' equity                              145,393         138,047
                                                                  -------        --------
          Total capitalization                                   $213,243        $167,897
                                                                  =======         =======

On March 19, 2003 we completed the sale of $50.6 million of trust preferred securities issued by IBC Capital Finance II, a Delaware statutory trust that we formed for the offering. Each trust preferred security has a par value of $25 and a distribution rate of 8.25% per year with cumulative quarterly cash distributions. Also on March 19, 2003 we called for the redemption of all of the $17.25 million 9.25% trust preferred securities issued by IBC Capital Finance in 1996. These securities were redeemed on April 21, 2003 and as a result, the $67.85 million of trust preferred securities we had outstanding at March 31, 2003 was reduced to $50.6 million. At March 31, 2003 approximately $47.2 million of our outstanding trust preferred securities (which are accounted for as debt under generally accepted accounting principles) qualified as Tier 1 capital for regulatory purposes.

Total shareholders’ equity at March 31, 2003 was up $7.3 million from December 31, 2002, due primarily to the retention of earnings and the issuance of common stock pursuant to certain compensation plans, partially offset by purchases of our common stock and cash dividends that we declared. Shareholders’ equity totaled $145.4 million, equal to 7.05% of total assets at March 31, 2003. At December 31, 2002, shareholders’ equity totaled $138.0 million, which was equal to 6.71% of assets.

Capital ratios
                                                          March 31, 2003        December 31, 2002
                                                       ---------------------- ----------------------
Equity capital                                                  7.05%                   6.71%
Tier 1 leverage (tangible equity capital)                       8.76                    7.14
Tier 1 risk-based capital                                      11.70                    9.36
Total risk-based capital                                       14.23                   10.49

Asset/liability management Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans also create interest-rate risk.

Our asset/liability management efforts identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with our mission to maintain profitable financial leverage within established risk parameters. We evaluate various opportunities and alternate balance-sheet strategies carefully and consider the likely impact on our risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of our balance-sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report quarterly to our respective banks’ boards of directors.

We employ simulation analyses to monitor each bank’s interest-rate risk profiles and evaluate potential changes in each banks’ net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our balance sheets. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

RESULTS OF OPERATIONS

Summary Net income totaled $8.8 million during the three months ended March 31, 2003, compared to $7.1 million during the comparable period in 2002. The increase in net income reflects increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and federal income taxes.

Key performance ratios

                                                          Three months
                                                        ended March 31,
                                                    2003              2002
                                              ------------------------------------
Net income (annualized) to
  Average assets                                       1.78%            1.55%
  Average equity                                      25.19             21.34

Earnings per common share
  Basic                                               $0.49             $0.38
  Diluted                                              0.49              0.38

Net interest income Tax equivalent net interest income totaled $22.0 million during the three months ended March 31, 2003. The increase from $20.5 million during the comparable period of 2002 reflects a 5 basis point increase in our tax equivalent net interest income as a percentage of average earning assets (“Net Yield”) as well as a $111.4 million increase in average earning assets. As a result of SFAS #133, tax equivalent net interest income decreased by $0.05 million in the first quarter of 2003, compared to an increase in tax equivalent net interest income of approximately $0.3 million in the first quarter of 2002. (See note #7 to interim consolidated financial statements.)

Average interest earning assets totaled $1.865 billion during the first quarter of 2003 up from $1.754 billion during the comparable period in 2002. This growth primarily reflects an increase in loans held for sale and securities available for sale. The average balance of Portfolio Loans grew only slightly in the first three months of 2003 compared to the first three months of 2002. (See “Portfolio Loans and asset quality.”)

Net Yield was equal to 4.75% during the three months ended March 31, 2003, compared to 4.70% during the corresponding period of 2002. The increase in Net Yield was primarily due to a decline in interest expense as a percent of average earning assets resulting from a lower interest rate environment. Substantially offsetting the decline in interest expense was a decline in tax equivalent interest income as a percent of average earning assets (“Asset Yield”). The decline in Asset Yield was also generally due to a lower interest rate environment that resulted in the prepayment of higher yielding loans as well as the origination of new loans and the purchase of securities available for sale at lower relative interest rates.

Average Balances and Tax Equivalent Rates

                                                                            Three Months Ended
                                                                                 March 31,
                                                             2003                                     2002
                                              ------------------------------------  ------------------------------------------
                                                Average                                    Average
                                                Balance     Interest     Rate              Balance     Interest     Rate
                                              -----------  ----------  --------         ------------  ----------  --------
Assets                                                                    (dollars in thousands)
Taxable loans (1)                             $ 1,467,558  $   26,504      7.28%     $  1,405,750  $   26,897      7.71%
Tax-exempt loans (1,2)                             11,988         242      8.19               11,625         241      8.41
Taxable securities                                210,108       2,899      5.60              181,543       2,711      6.06
Tax-exempt securities (2)                         165,236       3,037      7.45              133,043       2,590      7.90
Other investments                                  10,111         142      5.70               21,599         313      5.88
                                               ----------   ---------                     ----------   ---------
                    Interest Earning Assets     1,865,001      32,824      7.10            1,753,560      32,752      7.53
Cash and due from banks                            41,139   ---------                         37,992   ---------
Other assets, net                                 104,742                                     65,698
                                               ----------                                 ----------
                               Total Assets   $ 2,010,882                                $ 1,857,250
                                               ==========                                 ==========

Liabilities
Savings and NOW                               $   679,372       1,420      0.85          $   623,813       1,964      1.28
Time deposits                                     662,630       5,751      3.52              640,053       6,662      4.22
Other borrowings                                  336,681       3,642      4.39              288,388       3,628      5.10
                                               ----------   ---------                     ----------   ---------
               Interest Bearing Liabilities     1,678,683      10,813      2.61            1,552,254      12,254      3.20
Demand deposits                                   160,241   ---------                        142,863   ---------
Other liabilities                                  29,994                                     27,058
Shareholders' equity                              141,964                                    135,075
                                               ----------                                 ----------
 Total liabilities and shareholders' equity   $ 2,010,882                                $ 1,857,250
                                               ==========                                 ==========

         Tax Equivalent Net Interest Income                $   22,011                                 $   20,498
                                                            =========                                  =========

         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                                4.75%                                   4.70%
                                                                        =======                                    =======

(1)     All domestic
(2)     Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Provision for loan losses The provision for loan losses was $1.0 million during the three months ended March 31, 2003, compared to $0.9 million during the three-month period in 2002. The slight increase in the provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See “Portfolio loans and asset quality.”)

Non-interest income Non-interest income, including net gains on the sale of real estate mortgage loans, grew to $10.4 million during the three months ended March 31, 2003. The $3.3 million increase from $7.1 million during the comparable period of 2002 principally reflects increases in service charges on deposit accounts, net gains on the sale of real estate mortgage loans, securities gains, and income from bank owned life insurance partially offset by a decline in real estate mortgage loan servicing fees.

Non-Interest Income

                                                      Three months ended
                                                           March 31,
                                                     2003            2002
                                                  ------------    ------------
                                                         (in thousands)
Service charges on deposit
  accounts                                             $3,271          $2,712
Net gains (losses) on assets
  Real estate mortgage loans                            4,032           1,806
  Securities                                              512             (34)
Title insurance fees                                      743             623
Bank owned life insurance                                 378
Manufactured home loan origination fees
  and commissions                                         358             434
Mutual fund and annuity commissions                       256             229
Real estate mortgage loan servicing fees                 (350)            295
Other                                                   1,215           1,060
                                                  ------------    ------------
      Total non-interest income                       $10,415          $7,125
                                                  ============    ============

Service charges on deposits totaled $3.3 million in the first quarter of 2003, a $0.6 million or 20.6% increase from the comparable period in 2002. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate of service charges on deposits to moderate in future periods.

Gains on the sale of real estate mortgage loans were $4.0 million and $1.8 million in the first quarters of 2003 and 2002, respectively. Real estate mortgage loan sales totaled $229.7 million in the first quarter of 2003 compared to $147.3 million in the first quarter of 2002. During the first quarter of 2003, gains on the sale of real estate mortgage loans were increased by approximately $0.5 million, net, as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133 (compared to a $35,000 decrease in the first quarter of 2002). This SFAS #133 related increase in gains on the sale of real estate mortgage loans primarily represents a timing difference that reversed from year end 2002 when the applicable commitments to sell real estate mortgage loans in the secondary market were fulfilled in the first quarter of 2003. Real estate mortgage loans originated totaled $262.1 million in the first quarter of 2003 compared to $140.7 million in the comparable quarter of 2002. The increases in real estate mortgage loan origination volume, loans sold and gains on such sales are primarily due to lower interest rates which have resulted in record levels of mortgage loan refinance activity. Based on current interest rates, we would expect this level of refinance activity to decline after the second quarter of 2003 and would therefore expect lower levels of gains on the sale of real estate mortgage loans in the last two quarters of 2003 compared to the first two quarters of this year.

                                                                            Three months ended
                                                                                March 31,
                                                                           2003           2002
                                                                       -------------  -------------
                                                                               (in thousands)

Real estate mortgage loans originated                                      $262,128       $140,720
Real estate mortgage loans sold                                             229,744        147,312
Real estate mortgage loans sold with servicing rights released               16,757         12,337
Net gains on the sale of real estate mortgage loans                           4,032          1,806
Net gains as a percent of real estate mortgage loans sold
  ("Loans Sale Margin")                                                        1.75%          1.23%
SFAS #133 adjustments included in the Loan Sale Margin                         0.22%         (0.02)%

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

We generated $0.5 million in gains on securities in the first quarter of 2003 due primarily to the call (at par) of a preferred stock that was purchased at a discount. There was a modest loss on the sale of securities in the first quarter of 2002.

Title insurance fees increased during the first quarter of 2003 compared to the first quarter of 2002 as a result of growth in mortgage lending volume primarily associated with increased refinancing activity. In August 2002 we acquired $35.0 million in separate account bank owned life insurance on which we earned $0.4 million in the first quarter of 2003 as a result of an increase in cash surrender value.

Manufactured home loan origination fees and commissions declined during the first quarter of 2003 compared to the first quarter of 2002. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, recent regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first quarter of 2003 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Real estate mortgage loan servicing fees declined to an expense of $0.4 million in the first quarter of 2003 compared to $0.3 million of income in the first quarter of 2002. This decline is due to a $0.5 million increase in the amortization of capitalized mortgage loan servicing rights and an additional $0.2 million impairment charge that was recorded on such servicing rights during the quarter. The impairment reserve on capitalized mortgage loan servicing rights totaled $1.3 million at March 31, 2003 compared to $1.1 million at December 31, 2002. The increased level of amortization reflects the decline in interest rates, which has resulted in an increase in the level of mortgage loan refinancing/prepayment activity in the first quarter of 2003. The increase in the impairment reserve reflects the valuation of capitalized mortgage loan servicing rights at March 31, 2003 compared to December 31, 2002 as expected future prepayment rates used in the valuation of this asset accelerated in the first quarter of 2003. We capitalized approximately $1.9 million and $1.1 million of related servicing rights during the three-month periods ended March 31, 2003 and 2002, respectively. Amortization of capitalized servicing rights during those same periods was $0.9 million and $0.3 million, respectively. At March 31, 2003 we were servicing approximately $874 million in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.55% and a weighted average service fee of 25.4 basis points. Remaining capitalized mortgage servicing rights at March 31, 2003 totaled $5.3 million, representing approximately 61 basis points on the related amount of real estate mortgage loans serviced for others.

Non-interest expense Non-interest expense totaled $18.1 million during the three months ended March 31, 2003 an increase of $2.3 million or 14.7% from the corresponding period in 2002.

Non-Interest Expense

                                                          Three months ended
                                                               March 31,
                                                         2003            2002
                                                      ------------    ------------
                                                              (in thousands)
Salaries                                                  $ 6,291         $ 5,818
Performance-based compensation and benefits                 1,304           1,190
Other benefits                                              2,046           1,780
                                                      ------------    ------------
  Compensation and employee benefits                        9,641           8,788
Occupancy, net                                              1,598           1,306
Furniture and fixtures                                      1,320           1,106
Data processing                                               923             713
Communications                                                684             646
Advertising                                                   769             612
Loan and collection                                           942             505
Supplies                                                      464             333
Amortization of intangible assets                             276             246
Other                                                       1,438           1,487
                                                      ------------    ------------
      Total non-interest expense                          $18,055         $15,742
                                                      ============    ============

The increase in non-interest expense is primarily due to increases in compensation and employee benefits, occupancy and furniture and fixtures costs, and data processing, advertising, supplies and loan and collection expenses. The increase in compensation and employee benefits expense is primarily attributable to merit pay increases that were effective January 1, 2003, staffing level increases associated with the expansion and growth of the organization and increases in performance-based compensation and health care insurance costs. The increases in occupancy, furniture and fixtures, advertising and supplies expenses are due primarily to costs associated with four new branch offices opened during the last seven months of 2002, additional loan production offices added in conjunction with the Company’s purchase of Saginaw Bay Mortgage in March 2002 and two new loan production offices opened during the first quarter of 2003. Data processing costs increased due primarily to a new five-year contract for core data processing services that was effective in March 2002 and due to the overall growth of the organization. The increase in loan and collection expenses reflects costs associated with the holding or disposal of other real estate and repossessed assets.

ACQUISITIONS

On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. Mepco had gross revenues of $11.6 million and after-tax earnings of $1.1 million in 2002. For the first three months of 2003, Mepco had gross revenues of $3.4 million and after tax earnings of $0.45 million. Mepco’s total assets and finance receivables were $101.2 million and $93.7 million, respectively, at March 31, 2003, compared to $96.1 million and $88.7 million, respectively, at December 31, 2002. On a consolidated basis, utilizing Mepco’s average level of borrowings and our incremental cost of funds for the first quarter of 2003, we expect to be able to reduce Mepco’s interest expense by approximately $1.8 million (pre-tax) annually. As a result of the closing of this transaction we issued 247,672 shares of common stock and paid out $5.0 million in cash on April 15, 2003 as the initial consideration. Under the terms of the agreement and plan of merger additional consideration may be paid in the future pursuant to a five-year earn out.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, mortgage servicing rights, derivative financial instruments, income taxes and goodwill are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.

Our methodology for determining the allowance and related provision for loan losses is described above in “Financial Condition – Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we have recorded in the most recent quarter.

At March 31, 2003 we had approximately $5.3 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We utilize an outside third party (with expertise in the valuation of mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions. Using more aggressive assumptions (primarily lower estimated rates of prepayments) would have resulted in a higher valuation of approximately $1.0 million at March 31, 2003. Using more conservative assumptions (primarily higher estimated rates of prepayments) would have resulted in a lower valuation of approximately $0.9 million at March 31, 2003.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At March 31, 2003 we had approximately $268.0 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. Because of the steep decline in interest rates over the past two years, the fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately negative $6.7 million at March 31, 2003. If we could not continue to account for these fixed pay interest-rate swaps as cash flow hedges, because for example, we were unable to continue to renew some or all of the related short-term or variable rate debt obligations that are being hedged, we could have to recognize some or all of the $6.7 million negative fair market value as an immediate charge against earnings. We expect to continue to be able to qualify for and account for these fixed pay interest-rate swaps as cash flow hedges.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2002 we had recorded a net deferred tax asset of $13.3 million, which included a net operating loss carryforward of $8.2 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.

At March 31, 2003 we had recorded $7.3 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose for the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable and even utilizing more conservative assumptions on valuation would not presently result in any impairment in the amount of goodwill that we have recorded. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2002.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14(c) and 15d – 14(c)) on April 30, 2003 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2003.

Changes in internal controls There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date through the date of this filing of Form 10-Q for the quarterly period ended March 31, 2003, nor were there any significant deficiencies or material weaknesses in our internal controls that would require corrective action.

Part II

Item 6.	Exhibits & Reports on Form 8-K
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	4.1	Certificate of Trust of IBC Capital Finance II dated February 26, 2003.
	4.2	Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003.
	4.3	Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003.
	4.4	Preferred Securities Guarantee Agreement dated March 19, 2003.
	4.5	Agreement as to Expenses and Liabilities dated March 19, 2003.
	4.6	Indenture dated March 19, 2003
	4.7	8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003.
	11.	Computation of Earnings Per Share
	99.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	99.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(b)	Reports on Form 8-K
A report on Form 8-K was filed on January 16, 2003, under item 9. The report included supplemental data to the Registrant's press release dated January 16, 2003, regarding its earnings during the quarter ended December 31, 2002.
A report on Form 8-K was filed on February 26, 2003, under item 9. The report included a press release regarding our execution of a definitive agreement to acquire Mepco Insurance Premium Financing Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 9, 2003	By	/s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer
Date	May 9, 2003	By	/s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer

CERTIFICATIONS

I, Charles C. Van Loan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT BANK CORPORATION
Date: May 9, 2003	By:	/s/ Charles C. Van Loan Charles C. Van Loan
	Its:	Chief Executive Officer

I, Robert N. Shuster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

INDEPENDENT BANK CORPORATION
Date: May 9, 2003	By:	/s/ Robert N. Shuster Robert N. Shuster
	Its:	Chief Financial Officer