Form 10-Q
period 2003-06-30
INDEPENDENT BANK CORP /MI/
filed 2003-08-08
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        YES   X        NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1 Class	17,790,935 Outstanding at August 5, 2003

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX

		Page Number(s)
PART I -	Financial Information
Item 1.	Consolidated Statements of Financial Condition
   June 30, 2003 and December 31, 2002
Consolidated Statements of Operations
   Three- and Six-month periods ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows
   Six-month periods ended June 30, 2003 and 2002
Consolidated Statements of Shareholders' Equity
   Six-month periods ended June 30, 2003 and 2002
	Notes to Interim Consolidated Financial Statements	2 3 4 5 6-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
PART II -	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits & Reports on Form 8-K	33

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

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                       June 30,        December 31,
                                                                         2003              2002
                                                                  ----------------  ----------------
                                                                             (unaudited)
                                                                  ----------------------------------
Assets                                                                      (in thousands)
Cash and due from banks                                          $      73,114    $       60,731
Securities available for sale                                          429,606           371,246
Federal Home Loan Bank stock, at cost                                   12,032             9,704
Loans held for sale                                                    131,174           129,577
Loans
  Commercial                                                           581,832           536,715
  Real estate mortgage                                                 607,968           601,799
  Installment                                                          235,907           242,928
  Finance receivables                                                  108,704
                                                                    -------------    --------------
                                                     Total Loans     1,534,411         1,381,442
  Allowance for loan losses                                            (17,880)          (16,705)
                                                                    -------------    --------------
                                                       Net Loans     1,516,531         1,364,737
Property and equipment, net                                             42,260            40,735
Bank owned life insurance                                               36,184            35,415
Goodwill                                                                16,244             7,299
Other intangibles                                                        8,510             6,420
Accrued income and other assets                                         34,626            31,698
                                                                    -------------    --------------
                                                    Total Assets $   2,300,281    $    2,057,562
                                                                    =============    ==============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                           $     218,936    $      179,871
  Savings and NOW                                                      679,919           657,530
  Time                                                                 754,541           698,202
                                                                    -------------    --------------
                                                  Total Deposits     1,653,396         1,535,603
Federal funds purchased                                                 42,300            23,840
Other borrowings                                                       341,459           310,413
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                            50,600            17,250
Accrued expenses and other liabilities                                  59,018            32,409
                                                                    -------------    --------------
                                               Total Liabilities     2,146,773         1,919,515
                                                                    -------------    --------------
Shareholders' Equity
  Preferred stock, no par value-200,000 shares authorized; none outstanding
  Common stock, $1.00 par value-30,000,000 shares authorized;
    issued and outstanding:  17,880,811 shares at June 30, 2003
    and 17,822,090 shares at December 31, 2002                          17,881            17,822
  Capital surplus                                                       74,352            75,076
  Retained earnings                                                     54,351            41,785
  Accumulated other comprehensive income                                 6,924             3,364
                                                                    -------------    --------------
                                      Total Shareholders' Equity       153,508           138,047
                                                                    -------------    --------------
                      Total Liabilities and Shareholders' Equity $   2,300,281    $    2,057,562
                                                                    =============    ==============

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                        2003        2002          2003          2002
                                                    -----------  ------------  ------------  -----------
                                                          (unaudited)                (unaudited)
                                                    -------------------------  -------------------------
Interest Income                                          (in thousands, except per share amounts)
  Interest and fees on loans                       $    30,444  $     26,849  $     57,105  $    53,903
  Securities available for sale
    Taxable                                              2,949         3,315         5,848        6,026
    Tax-exempt                                           1,930         1,757         3,848        3,400
  Other investments                                        135           334           277          647
                                                    -----------  ------------  ------------  -----------
                           Total Interest Income        35,458        32,255        67,078       63,976
                                                    -----------  ------------  ------------  -----------
Interest Expense
  Deposits                                               7,430         9,042        14,601       17,668
  Other borrowings                                       4,561         2,970         8,203        6,598
                                                    -----------  ------------  ------------  -----------
                          Total Interest Expense        11,991        12,012        22,804       24,266
                                                    -----------  ------------  ------------  -----------
                             Net Interest Income        23,467        20,243        44,274       39,710
Provision for loan losses                                  710         1,166         1,710        2,093
                                                    -----------  ------------  ------------  -----------
    Net Interest Income After Provision for
      Loan Losses                                       22,757        19,077        42,564       37,617
                                                    -----------  ------------  ------------  -----------
Non-interest Income
  Service charges on deposit accounts                    3,677         3,241         6,948        5,953
  Net gains on asset sales
    Real estate mortgage loans                           4,317         1,238         8,349        3,044
    Securities                                              47           210           559          176
  Title insurance fees                                     907           464         1,650        1,087
  Manufactured home loan origination fees
    and commissions                                        389           493           747          927
  Real estate mortgage loan service fees, net           (1,047)          273        (1,397)         568
  Other income                                           2,121         1,666         3,970        2,955
                                                    -----------  ------------  ------------  -----------
                       Total Non-interest Income        10,411         7,585        20,826       14,710
                                                    -----------  ------------  ------------  -----------
Non-interest Expense
  Compensation and employee benefits                    10,795         9,262        20,436       18,050
  Occupancy, net                                         1,626         1,344         3,224        2,650
  Furniture and fixtures                                 1,424         1,144         2,744        2,250
  Other expenses                                         6,802         4,754        12,298        9,296
                                                    -----------  ------------  ------------  -----------
                      Total Non-interest Expense        20,647        16,504        38,702       32,246
                                                    -----------  ------------  ------------  -----------
                        Income Before Income Tax        12,521        10,158        24,688       20,081
Income tax expense                                       3,390         2,870         6,740        5,684
                                                    -----------  ------------  ------------  -----------
                                  Net Income       $     9,131  $      7,288  $     17,948  $    14,397
                                                    ===========  ============  ============  ===========
Net Income Per Share
  Basic                                            $       .51  $        .39  $       1.00  $       .78
  Diluted                                                  .50           .39           .98          .76
Dividends Per Common Share
  Declared                                         $       .16  $        .11  $        .30  $       .23
  Paid                                                     .16           .11           .30          .23

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                    Six months ended
                                                                                        June 30,
                                                                                   2003          2002
                                                                              ------------- --------------
                                                                                      (unaudited)
                                                                              ----------------------------
                                                                                    (in thousands)
Net Income                                                                   $       17,948 $      14,397
                                                                              ------------- --------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                      480,601       246,365
    Disbursements for loans held for sale                                          (473,849)     (200,285)
    Provision for loan losses                                                         1,710         2,093
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                               3,647         3,160
    Net gains on sales of real estate mortgage loans                                 (8,349)       (3,044)
    Net gains on sales of securities                                                   (559)         (176)
    Deferred loan fees                                                                 (582)          895
    (Increase) decrease in accrued income and other assets                             (875)        1,684
    Increase in accrued expenses and other liabilities                               (1,570)         (942)
                                                                              ------------- --------------
                                                                                        174        49,750
                                                                              ------------- --------------
                                          Net Cash from Operating Activities         18,122        64,147
                                                                              ------------- --------------

Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                             3,333        23,013
  Proceeds from the maturity of securities available for sale                        13,926         2,673
  Principal payments received on securities available for sale                       53,238        15,333
  Purchases of securities available for sale                                       (124,842)     (124,179)
  Principal payments on portfolio loans purchased                                     4,854        13,634
  Portfolio loans made to customers, net of principal payments                      (58,055)       (8,108)
  Acquisition of business, less cash received                                        (2,991)
  Capital expenditures                                                               (2,850)       (4,546)
                                                                              ------------- --------------
                                       Net Cash used in Investing Activities       (113,387)      (82,180)
                                                                              ------------- --------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                    117,793       108,617
  Net increase (decrease) in short-term borrowings                                  (38,412)       40,527
  Proceeds from Federal Home Loan Bank advances                                     307,400       214,040
  Payments of Federal Home Loan Bank advances                                      (299,375)     (326,825)
  Dividends paid                                                                     (5,002)       (4,248)
  Proceeds from issuance of guaranteed preferred beneficial interest in
    Company's subordinated debentures                                                48,712
  Redemption of guaranteed preferred beneficial interest in
    Company's subordinated debentures                                               (17,250)
  Proceeds from issuance of common stock                                              1,601         2,148
  Repurchase of common stock                                                         (7,819)       (9,017)
                                                                              ------------- --------------
                                          Net Cash from Financing Activities        107,648        25,242
                                                                              ------------- --------------
                                   Net Increase in Cash and Cash Equivalents         12,383         7,209
Cash and Cash Equivalents at Beginning of Period                                     60,731        50,525
                                                                              ------------- --------------
                                  Cash and Cash Equivalents at End of Period $       73,114 $      57,734
                                                                              ============= ==============

Cash paid during the period for
  Interest                                                                   $       23,386 $      23,932
  Income taxes                                                                        6,530         4,100
Transfer of loans to other real estate                                                2,914           935

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

                                                         Six months ended
                                                             June 30,
                                                        2003          2002
                                                    ------------  -----------
                                                           (unaudited)
                                                     ------------------------
                                                         (in thousands)

Balance at beginning of period                      $    138,047 $    131,903
  Net income                                              17,948       14,397
  Cash dividends declared                                 (5,381)      (4,224)
  Issuance of common stock                                 7,153        2,889
  Repurchase of common stock                              (7,819)      (9,017)
  Net change in accumulated other comprehensive
    income, net of related tax effect (note 4)             3,560        4,987
                                                     ------------ ------------
Balance at end of period                            $    153,508 $    140,935
                                                     ============ ============

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2003 and December 31, 2002, and the results of operations for the three- and six-month periods ended June 30, 2003 and 2002. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2002 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.     Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $8.7 million at June 30, 2003, and $10.0 million at December 31, 2002. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

3.     The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4.     Comprehensive income for the six-month periods ended June 30 follows:

                                                             Three months ended          Six months ended
                                                                  June 30,                   June 30,
                                                             2003          2002         2003         2002
                                                           --------      --------     --------     --------
                                                                            (in thousands)
      Net income                                          $   9,131     $   7,288    $  17,948    $  14,397
      Net change in unrealized gain on securities
        available for sale, net of related tax effect         4,398         4,640        3,993        4,935
      Net change in unrealized loss on derivative
        instruments, net of related tax effect               (1,001)       (1,039)        (433)          52
                                                           --------      --------     --------     --------
      Comprehensive income                                $  12,528     $  10,889    $  21,508    $  19,384
                                                           ========      ========     ========     ========

The net change in unrealized gain on securities available for sale for the three months ended June 30, 2003 and 2002, reflect net gains reclassified into earnings of $0.05 million and $0.2 million, respectively. These amounts for the six months ended June 30, 2003 and 2002, were $0.6 million and $0.2 million, respectively. The reclassification of these amounts from comprehensive income resulted in a federal income tax expense of $0.02 million and $0.07 million, for the three months ended June 30, 2003 and 2002, respectively and $0.2 million and $0.1 million, for the six months ended June 30, 2003 and 2002, respectively.

5.     Our reportable segments are based upon legal entities. We have five reportable segments: Independent Bank (“IB”), Independent Bank West Michigan (“IBWM”), Independent Bank South Michigan (“IBSM”), Independent Bank East Michigan (“IBEM”) and Mepco Insurance Premium Financing, Inc. (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments for the three-month and six-month periods ended June 30, follows:

Three months ended June 30,
                                   IB         IBWM       IBSM        IBEM       Mepco    Other(1)   Elimination    Total
                                 -----------------------------------------------------------------------------------------
                                                          (in thousands)
2003
  Total assets                $  1,004,191 $  492,196 $  328,232  $ 355,071  $  124,620 $  212,497 $  216,526  $ 2,300,281
  Interest income                   15,546      7,148      4,513      4,978       3,290          9         26       35,458
  Net interest income               10,006      5,194      2,975      3,489       3,020     (1,217)                 23,467
  Provision for loan losses            380        285       (400)       400          45                                710
  Income (loss) before
    income tax                       5,703      3,580      2,162      1,474       1,146     (1,267)       277       12,521
  Net income (loss)                  4,224      2,506      1,578      1,265         698       (863)       277        9,131

2002
  Total assets                $    918,241 $  377,439 $  300,321  $ 336,814             $  175,337 $  173,515  $ 1,934,637
  Interest income                   15,273      6,810      4,878      5,299                      8         13       32,255
  Net interest income                9,299      4,850      3,090      3,462                   (458)                 20,243
  Provision for loan losses            536        360        120        150                                          1,166
  Income (loss) before
    income tax                       4,988      2,833      1,516      1,402                   (469)       112       10,158
  Net income (loss)                  3,646      1,951      1,095      1,117                   (409)       112        7,288

Six months ended June 30,

                                   IB         IBWM       IBSM        IBEM       Mepco    Other(1)   Elimination    Total
                                 -----------------------------------------------------------------------------------------
                                                          (in thousands)
2003
  Total assets                $  1,004,191 $  492,196 $  328,232  $ 355,071  $  124,620 $  212,497 $  216,526  $ 2,300,281
  Interest income                   30,646     14,014      9,162      9,990       3,290         21         45       67,078
  Net interest income               19,750     10,198      6,080      7,026       3,020     (1,800)                 44,274
  Provision for loan losses            710        645       (340)       650          45                              1,710
  Income (loss) before
    income tax                      12,014      7,012      4,117      2,821       1,146     (1,907)       515       24,688
  Net income (loss)                  8,822      4,912      3,012      2,393         698     (1,374)       515       17,948

2002
  Total assets                $    918,241 $  377,439 $  300,321  $ 336,814             $  175,337 $  173,515  $ 1,934,637
  Interest income                   30,221     13,442      9,782     10,569                     15         53       63,976
  Net interest income               18,248      9,529      6,080      6,768                   (915)                 39,710
  Provision for loan losses            723        470        400        500                                          2,093
  Income (loss) before
    income tax                      10,050      5,895      2,977      2,525                 (1,039)       327       20,081
  Net income (loss)                  7,316      4,057      2,161      2,063                   (873)       327       14,397

(1)   Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

                                                                     Three months ended          Six months ended
                                                                          June 30,                    June 30,
                                                                    2003           2002         2003           2002
                                                                  ----------     ----------   ---------      ----------
                                                                        (in thousands, except per share amounts)
     Net income                                                  $    9,131     $    7,288   $  17,948      $   14,397
                                                                  ==========     ==========   =========      ==========

     Average shares outstanding (Basic) (1)                          17,952         18,462      17,913          18,522
       Effect of dilutive securities - stock options                    362            350         335             348
                                                                  ----------     ----------   ----------     ----------
              Average shares outstanding (Diluted)                   18,314         18,812      18,248          18,870
                                                                  ==========     ==========   =========      ==========
     Net income per share
       Basic                                                     $      .51     $      .39   $    1.00      $      .78
       Diluted                                                          .50            .39         .98             .76

    (1)   Shares outstanding have been adjusted for a 5% stock dividend and three-for-two stock split in 2002.

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

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                          June 30, 2003
                                                                                             Average
                                                                                Notional     Maturity      Fair
                                                                                 Amount       (years)     Value
                                                                              ------------------------------------
                                                                                      (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                   $ 30,000         5.7       $108
                                                                              ====================================
Cash Flow Hedge
   Pay fixed interest-rate swap agreements                                      $350,500         1.7    $(8,390)
   Interest-rate collar agreements                                                10,000          .4       (198)
                                                                              ------------------------------------
        Total                                                                   $360,500         1.7    $(8,588)
                                                                              ====================================
No hedge designation
   Rate-lock real estate mortgage loan commitments                              $127,000         0.1     $  996
   Mandatory commitments to sell real estate mortgage loans                      251,000         0.1          6
                                                                              ------------------------------------
        Total                                                                   $378,000         0.1     $1,002
                                                                              ====================================

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

We record the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $4.5 million, net of tax, of unrealized losses on Cash Flow Hedges at June 30, 2003 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2003 is 6.1 years.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 is as follows:

                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-
        month period ended June 30, 2003

        Rate Lock Commitments                    $              255                        $               255
        Mandatory Commitments                                 1,119                                      1,119
        Ineffectiveness of cash flow hedges                       5                                          5
        Cash flow hedges                                              $            (3,367)              (3,367)
        Reclassification adjustment                                                 1,827                1,827
                                                  ------------------   -------------------  -------------------
          Total                                               1,379                (1,540)                (161)
        Income tax                                              483                  (539)                 (56)
                                                  ------------------   -------------------  -------------------
          Net                                    $              896   $            (1,001) $              (105)
                                                  ==================   ===================  ===================

                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the six-
        month period ended June 30, 2003

        Rate Lock Commitments                    $              492                        $               492
        Mandatory Commitments                                 1,498                                      1,498
        Ineffectiveness of cash flow hedges                     (19)                                       (19)
        Cash flow hedges                                        (28) $             (4,285)              (4,313)
        Reclassification adjustment                                                 3,618                3,618
                                                  ------------------   -------------------  -------------------
          Total                                               1,943                  (667)               1,276
        Income tax                                              680                  (234)                 446
                                                  ------------------   -------------------  -------------------
          Net                                    $            1,263   $              (433)$               830
                                                  ==================   ===================  ===================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the three-
        month period ended June 30, 2002
        Interest rate swap agreements not
          designated as hedges                   $              228                        $               228
        Rate Lock Commitments                                   316                                        316
        Mandatory Commitments                                  (655)                                      (655)
        Fair value hedges                                        21                                         21
        Ineffectiveness of cash flow hedges                      (2)                                        (2)
        Cash flow hedges                                          8   $            (3,230)              (3,222)
        Reclassification adjustment                                                 1,631                1,631
                                                  -------------------------------------------------------------
          Total                                                 (84)               (1,599)              (1,683)
        Income tax                                              (29)                 (560)                (589)
                                                  ------------------   -------------------  -------------------
          Net                                    $              (55)  $            (1,039) $            (1,094)
                                                  ==================   ===================  ===================

                                                                             Other
                                                                         Comprehensive
                                                     Net Income              Income               Total
                                                  ------------------   -------------------  -------------------
                                                                         (in thousands)
      Change in fair value during the six-
        month period ended June 30, 2002
        Interest rate swap agreements not
          designated as hedges                   $              489                        $               489
        Rate Lock Commitments                                 1,597                                      1,597
        Mandatory Commitments                                (2,760)                                    (2,760)
        Fair value hedges                                        22                                         22
        Ineffectiveness of cash flow hedges                      22                                         22
        Cash flow hedges                                         19   $            (3,167)              (3,148)
        Reclassification adjustment                                                 3,246                3,246
                                                  -------------------------------------------------------------
          Total                                                (611)                   79                 (532)
        Income tax                                             (214)                   27                 (187)
                                                  ------------------   -------------------  -------------------
          Net                                    $             (397)  $                52  $              (345)
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

Intangible assets, net of amortization, were comprised of the following at June 30, 2003 and December 31, 2002:

                                                June 30, 2003                  December 31, 2002
                                      -------------------------------- --------------------------------
                                          Gross                            Gross
                                         Carrying       Accumulated       Carrying       Accumulated
                                          Amount        Amortization       Amount        Amortization
                                      ---------------  --------------- ---------------  ---------------
                                                          (dollars in thousands)

  Amortized intangible assets
     Core deposit                    $        13,386  $         7,518 $        13,386  $         6,966
     Customer relationship                     2,604              173
     Other                                       220                9
                                      ---------------  --------------- ---------------  ---------------
        Total                        $        16,210  $         7,700 $        13,386  $         6,966
                                      ===============  =============== ===============  ===============

  Unamortized intangible assets -
      Goodwill                       $        16,244                  $         7,299
                                      ===============                  ===============

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of June 30, 2003.

Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2008 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                        (dollars in thousands)

Six months ending December 31, 2003                     $                  992
Year ending December 31:
     2004                                                                1,803
     2005                                                                1,570
     2006                                                                1,398
     2007                                                                1,265
     2008 and thereafter                                                 1,482
                                                         ----------------------
          Total                                         $                8,510
                                                         ======================

Changes in the carrying amount of goodwill by reporting segment for the six months ended June 30, 2003 were as follows:

                                        ----------------------------------------------------------------------------------
                                           IB        IBWM       IBSM        IBEM       Mepco      OTHER(1)        TOTAL
                                        -----------------------------------------------------------------------------------
                                                               (dollars in thousands)

  Balance, January 1, 2003             $    6,754 $       32 $           $     180  $          $         333  $     7,299
  Goodwill acquired during period                                                        8,945                      8,945
                                        ---------- ---------- ----------  ---------  ---------- -------------  -----------
  Balance, June 30, 2003               $    6,754 $       32 $           $     180  $    8,945 $         333  $    16,244
                                        ========== ========== ==========  =========  ========== =============  ===========

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

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

                                                                     Three months ended         Six months ended
                                                                          June 30,                  June 30,
                                                                   2003          2002          2003          2002
                                                                 ----------    ----------    ----------    ----------
                                                                        (in thousands except per share amounts)
      Net income - as reported                                  $   9,131     $    7,288    $  17,948     $   14,397
        Stock based compensation expense determined under
        fair value based method, net of related tax effect           (375)          (579)        (974)          (998)
                                                                 ----------    ----------    ----------    ----------
          Pro-forma net income                                  $   8,756     $    6,709    $  16,974     $   13,399
                                                                 ==========    ==========    ==========    ==========
      Income per share
        Basic
          As reported                                           $     .51     $      .39    $    1.00     $      .78
          Pro-forma                                                   .49            .36          .95            .72
        Diluted
          As reported                                           $     .50     $      .39    $     .98     $      .76
          Pro-forma                                                   .48            .36          .93            .71

10.     On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. with the purpose of adding a high margin business with good growth prospects and to take advantage of our relatively lower cost of funds and greater access to capital. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. As a result of the closing of this transaction we issued 247,672 shares of common stock and paid out $5.0 million in cash on April 15, 2003 as the initial consideration. Under the terms of the agreement and plan of merger additional contingent consideration may be paid in the future pursuant to a five-year earn out. Included in our second quarter 2003 results are Mepco’s operations subsequent to April 15, 2003. During this two and one-half month period, Mepco recorded approximately $3.3 million in interest income and fees on loans, $0.3 million in interest expense (which was eliminated in consolidation because it was related to an inter-company borrowing), a $0.1 million provision for credit losses, $0.1 million in other non-interest income, $1.9 million in non-interest expense, $1.1 million in income before income taxes and $0.7 million in net income. At June 30, 2003 Mepco had total assets of $124.6 million, including finance receivables of $108.7 million. We recorded purchase accounting adjustments in the second quarter of 2003 related to the Mepco acquisition including recording goodwill of $8.9 million, establishing a customer relationship intangible of $2.6 million, a covenant not to compete of $0.2 million and writing down fixed assets (software in the process of development) by $2.3 million. The customer relationship intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years. Included in the second quarter of 2003 was $0.2 million for amortization of the customer relationship intangible and the covenant not to compete.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a condensed balance sheet of Mepco at our date of acquisition:

                                                         (in thousands)
Cash                                                             $ 2,217
Finance receivables, net                                          99,721
Property and equipment                                             1,233
Intangible assets                                                  2,824
Goodwill                                                           8,945
Other assets                                                       2,820
                                                    --------------------
     Total assets acquired                                       117,760
                                                    --------------------

Short-term borrowings                                             79,893
Financed premiums payable                                         24,628
Other liabilities                                                  3,028
                                                    --------------------
     Total liabilities assumed                                   107,549
                                                    --------------------
     Net assets acquired                                         $10,211
                                                    ====================

11.     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS #145”) which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS #145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases.” SFAS #145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS #145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement #4 encouraged. The adoption of SFAS #145 did not have a material impact on our financial condition or results of operations.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS #149”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS #133”) to clarify the definition of a derivative and expand the nature of exemptions from SFAS #133. SFAS #149 also clarifies the application of hedge accounting when using certain instruments and the application of SFAS #133 to embedded derivative instruments. SFAS #149 also modifies the cash flow presentation of derivative instruments that contain financing elements. This Statement is effective for contracts entered into or modified after June 30, 2003, with early adoption encouraged. Adoption of this Statement did not have a significant impact on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS #150”) which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS #150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a significant impact on our financial condition or results of operations.

12.     The results of operations for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

Summary Our total assets increased $242.7 million during the first six months of 2003 due primarily to our acquisition of Mepco Insurance Premium Financing, Inc. (“Mepco”) (See note #10 to interim consolidated financial statements) and increases in securities available for sale and commercial loans. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.534 billion at June 30, 2003, an increase of $153.0 million from December 31, 2002 due primarily to an increase in commercial loans and the addition of finance receivables as a result of the Mepco acquisition. (See “Portfolio loans and asset quality.”)

Deposits totaled $1.653 billion at June 30, 2003, compared to $1.536 billion at December 31, 2002. The $117.8 million increase in total deposits during the period principally reflects increases in demand deposits, savings and NOW accounts and an increase in brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $341.5 million at June 30, 2003, an increase of $31.0 million from December 31, 2002 due primarily to funding growth in securities available for sale and Portfolio Loans. Guaranteed preferred beneficial interests in Company’s subordinated debentures (“Trust Preferred Securities”) increased $33.4 million in the first six months of 2003 as a result of the March 19, 2003 issuance of $50.6 million of 8.25% Trust Preferred Securities partially offset by the April 21, 2003 payoff of $17.3 million of 9.25% Trust Preferred Securities that were originally issued in 1996.

Securities We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities issued by other bank holding companies. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues, except for a $0.8 million impairment charge that we recorded in 2002 on a trust preferred security issued by a bank holding company. In this instance, we believe that the decline in value is directly due to credit issues and is other than temporary in nature. We also believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities

                                                              Unrealized
                                                      ----------------------------
                                      Amortized                                           Fair
                                         Cost             Gains           Losses          Value
                                    --------------   --------------   -------------   -------------
                                                              (in thousands)
Securities available for sale
  June 30, 2003                          $410,367         $ 20,416          $1,177        $429,606
  December 31, 2002                       358,149           14,890           1,793         371,246

The purchase or sale of securities is dependent upon our assessment of investment and funding opportunities as well as our asset/liability management needs. Securities available for sale increased to $429.6 million at June 30, 2003 from $371.2 million at December 31, 2002. This increase was the result of purchases of securities during the first half of 2003 (in particular during the second quarter of 2003) primarily to leverage a portion of the proceeds of our $50.6 million 8.25% Trust Preferred Securities issuance.

Sales of securities available for sale were as follows:

Sales of securities available for sale

                            Three months ended              Six months ended
                                 June 30,                        June 30,
                           2003            2002            2003            2002
                      --------------   -------------   -------------   -------------
                                              (in thousands)

Proceeds                     $2,007         $20,515          $3,333         $23,013
                      ==============   =============   =============   =============

Gross gains                     $47            $295            $559            $340
Gross losses                                    (85)                           (164)
                      --------------   -------------   -------------   -------------
 Net Gains                      $47            $210            $559            $176
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

Our recent acquisition of Mepco added the financing of insurance premiums and extended automobile warranties to our lending activities. These are new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States although its insurance premium financing business is presently concentrated in California and Illinois. Mepco generally does not evaluate the creditworthiness of the individual borrower but instead primarily relies on the loan collateral (the unearned insurance premium or automobile warranty contract) in the event of default. As a result, we have established and monitor insurance carrier concentration limits in order to manage our collateral exposure. The insurance carrier concentration limits are primarily based on the insurance company’s AM Best rating and statutory surplus level. Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or automobile warranty contract in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan origination activities and initial borrower contact is entirely done through unrelated third parties (primarily insurance agents and automobile warranty administrators). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Although total real estate mortgage loan origination volume increased substantially in the first six months of 2003 compared to the first six months of 2002, our balance of real estate mortgage loans only increased modestly. This reflects an increase in prepayments in the portfolio (caused primarily by refinancing activity resulting from lower interest rates) as well as the majority of new loan origination volume being 15- and 30-year fixed rate obligations, which are generally sold as explained above. If borrowers continue to prefer longer-term fixed rate mortgage loans, we believe it may be difficult to grow our real estate mortgage loan portfolio in the foreseeable future.

The $45.1 million increase in commercial loans during the first six months of 2003, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $108.7 million of finance receivables at June 30, 2003 are comprised principally of loans to businesses to finance insurance premiums and loans to individuals to finance extended automobile warranties. The finance receivables are a result of our acquisition of Mepco. (See note #10 to interim consolidated financial statements.)

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major near term challenge.

   Non-performing assets

                                                          June 30,           December 31,
                                                            2003                 2002
                                                      -----------------    -----------------
                                                              (dollars in thousands)
  Non-accrual loans                                             $5,308               $5,738
  Loans 90 days or more past due and
    still accruing interest                                      3,201                3,961
  Restructured loans                                               161                  270
                                                      -----------------    -----------------
                           Total non-performing loans            8,670                9,969
  Other real estate                                              3,320                3,908
                                                      -----------------    -----------------
                          Total non-performing assets          $11,990              $13,877
                                                      =================    =================
  As a percent of Portfolio Loans
     Non-performing loans                                    0.57%                0.72%
     Allowance for loan losses                               1.17                  1.21
   Non-performing assets to total assets                     0.52                  0.67
   Allowance for loan losses as a percent of
     non-performing loans                                     206                   168

The decrease in the overall level of non-performing loans in the first half of 2003 was due to declines in non-performing commercial, real estate mortgage and consumer loans partially offset by the addition of $1.2 million in non-performing finance receivables (as a result of the Mepco acquisition). The decline in non-performing commercial loans is due primarily to the pay-off of a $1.1 million loan in the second quarter of 2003. The decline in non-performing real estate mortgage and consumer loans may be reflective of somewhat improving economic conditions and is also partially due to the transfer of real estate mortgage loans to other real estate as a result of foreclosure. Other real estate and repossessed assets totaled $3.3 million at June 30, 2003 a decline of $0.6 million from December 31, 2002. The decline in other real estate and repossessed assets is due primarily to the sale of a $1.2 million hotel property in June 2003, partially offset by the aforementioned increase in the level of residential homes acquired through foreclosure.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. The decrease in the level of loans 90 days or more past due and still accruing interest at June 30, 2003 compared to December 31, 2002 is primarily due to the aforementioned overall decline in non-performing loans. We believe the collection of the accrued but unpaid interest on non-performing loans categorized as 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.15% on an annualized basis in the first half of 2003 compared to 0.11% in the first half of 2002. The increase in net charge-offs is primarily due to a $0.2 million charge-off on one commercial loan in the first quarter of 2003.

Impaired loans totaled approximately $10.4 million and $8.1 million at June 30, 2003 and 2002, respectively. At those same dates, certain impaired loans with balances of approximately $7.6 million and $4.8 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.9 million and $1.4 million, respectively. Our average investment in impaired loans was approximately $7.9 million for the six-month period ended June 30, 2003. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first six months of 2003 was approximately $0.2 million compared to $0.1 million in the first six months of 2002.

Allowance for loan losses

                                                                Six months ended
                                                                    June 30,
                                                            2003                2002
                                                        ------------       -------------
                                                                (in thousands)
Balance at beginning of period                               $16,705            $16,167
Additions (deduction)
  Allowance on loans acquired                                    517
  Provision charged to operating expense                       1,710              2,093
  Recoveries credited to allowance                               564                395
  Loans charged against the allowance                         (1,616)            (1,161)
                                                        -------------       ------------
Balance at end of period                                     $17,880            $17,494
                                                        =============       ============

Net loans charged against the allowance to
       average Portfolio Loans (annualized)                     0.15%             0.11%

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

Allocation of the Allowance for Loan Losses

                                                                 June 30,          December 31,
                                                                   2003                2002
                                                            ----------------------------------------
                                                                        (in thousands)
Specific allocations                                                    $ 1,860             $ 1,313
Other adversely rated loans                                               6,179               6,067
Historical loss allocations                                               3,633               2,813
Additional allocations based on subjective factors                        6,208               6,512
                                                            ----------------------------------------
                                                                        $17,880             $16,705
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

                                                      June 30, 2003                   December 31, 2002
                                            --------------------------------   ----------------------------------
                                                        Average                            Average
                                              Amount    Maturity    Rate         Amount    Maturity     Rate
                                            --------------------------------   ----------------------------------
                                                                 (dollars in thousands)
Brokered CDs(1)                               $346,830  1.8 years     2.46%      $278,012  1.9 years       3.03%
Fixed rate FHLB advances(1)                     78,786  6.2 years     4.96         62,861  7.9 years       5.83
Variable rate FHLB advances(1)                 123,300  0.4 years     1.37        131,200  0.3 years       1.50
Securities sold under agreements to
   Repurchase(1)                               136,116  0.2 years     1.33         98,712  0.1 years       1.74
Federal funds purchased                         42,300      1 day     1.48         23,840      1 day       1.38
                                            --------------------------------   ----------------------------------
      Total                                   $727,332  1.6 years     2.28%      $594,625  1.8 years       2.71%
                                            ================================   ==================================

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowings, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $341.5 million at June 30, 2003, compared to $310.4 million at December 31, 2002. The $31.1 million increase in other borrowings principally reflects the funding of growth in securities available for sale and Portfolio Loans. (See “Liquidity and capital resources.”)

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management”.) At June 30, 2003, we employed interest-rate collars with an aggregate notional amount of $10.0 million and interest-rate swaps with an aggregate notional amount of $380.5 million. (See note #7 to interim consolidated financial statements.)

Liquidity and capital resources Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes unsecured debt and Trust Preferred Securities.

We believe that diversified portfolios of quality commercial and consumer loans and finance receivables will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been an integral component of our capital management strategies.

To supplement our balance sheet and capital management activities, we regularly repurchase our common stock. We purchased 347,000 shares at an average price of $22.53 per share in the first six months of 2003 compared to 484,000 shares at an average price of $18.67 per share during the first six months of 2002. As of June 30, 2003 we had 453,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

Capitalization

                                              June 30,          December 31,
                                                2003                2002
                                          ----------------    ----------------
                                                     (in thousands)
Unsecured debt                                                         $12,600
                                                              ----------------
Trust Preferred Securities                        $ 50,600              17,250
                                          ----------------    ----------------
Shareholders' Equity
  Preferred stock, no par value
  Common Stock, par value $1.00 per share           17,881              17,822
  Capital surplus                                   74,352              75,076
  Retained earnings                                 54,351              41,785
  Accumulated other comprehensive income             6,924               3,364
                                          ----------------    ----------------
          Total shareholders' equity               153,508             138,047
                                          ----------------    ----------------
          Total capitalization                    $204,108            $167,897
                                          ================    ================

Total shareholders’ equity at June 30, 2003 increased $15.5 million from December 31, 2002, as the retention of earnings, a positive change in accumulated other comprehensive income and common stock issued for the Mepco acquisition, were partially offset by purchases of our common stock and cash dividends declared. The change in accumulated other comprehensive income was due primarily to an increase in the market value of securities available for sale over their book value due principally to declining interest rates which led to higher prices on fixed income securities. Shareholders’ equity totaled $153.5 million, equal to 6.67% of total assets at June 30, 2003. At December 31, 2002, shareholders’ equity totaled $138.0 million, which was equal to 6.71% of total assets.

Capital ratios

                                          June 30, 2003      December 31, 2002
                                        -----------------  ---------------------
Equity capital                                  6.67%               6.71%
Tier 1 leverage (tangible equity capital)       7.82                7.14
Tier 1 risk-based capital                      10.27                9.36
Total risk-based capital                       11.45               10.49

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

We employ simulation analyses to monitor each bank’s interest-rate risk profile and evaluate potential changes in each bank’s net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our balance sheets. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

RESULTS OF OPERATIONS

Summary Net income totaled $9.1 million and $17.9 million during the three- and six-month periods ended June 30, 2003. The increases from the comparable periods in 2002 primarily reflect increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and income taxes.

   Key performance ratios

                              Three months ended           Six months ended
                                   June 30,                    June 30,
                             2003          2002           2003          2002
                         -----------   -----------    -----------   -----------
Net income to
  Average assets                1.66%        1.55%        1.71%        1.55%
  Average equity               24.37         21.41         24.76         21.38

Earnings per common share
  Basic                        $0.51         $0.39          $1.00         $0.78
  Diluted                       0.50          0.39            .98          0.76

Net interest income Tax equivalent net interest income increased by 15.7% to $24.7 million and by 11.6% to $46.7 million, respectively, during the three- and six-month periods in 2003 compared to 2002. These increases primarily reflect an increase in average interest-earning assets and to a lesser degree an increase in tax equivalent net interest income as a percent of average earning assets (“Net Yield”). Also, the Mepco acquisition positively impacted both our level of interest earning assets and our Net Yield in 2003. (See note #10 to interim consolidated financial statements.)

Pursuant to SFAS #133, we recorded adjustments, which increased tax equivalent net interest income by $0.01 million in the second quarter of 2003 and decreased it by $0.04 million year to date in 2003. This compares to adjustments, which increased tax equivalent net interest income by approximately $0.3 million and $0.6 million, respectively, in the three- and six-month periods ended June 30, 2002. These adjustments relate principally to certain derivative financial instruments that are not designated as hedges. The changes in the fair value of these derivative financial instruments are recognized currently as adjustments to interest expense.

Average interest-earning assets totaled $2.040 billion and $1.953 billion during the three- and six-month periods in 2003, respectively. The increases from the corresponding periods of 2002 principally reflect increases in securities available for sale, loans held for sale and commercial loans and for the second quarter of 2003 only, finance receivables. The Mepco acquisition added $92.0 million in average loan balances (finance receivables) during the second quarter of 2003.

Net Yield increased by 5 basis points to 4.85% during the three-month period in 2003 and also by 5 basis points to 4.80% during the six-month period in 2003 as compared to the like periods in 2002. The increase in Net Yield was due to the Mepco acquisition that added $92.0 million in average loans at a weighted average yield of 14.34% during the second quarter of 2003 and added $46.3 million in average loans at the same weighted average yield for the first half of 2003. Declining interest rates and increased levels of lower cost core deposits were the primary reasons for the decline in interest expense as a percentage of average interest-earning assets. Partially offsetting the decline in interest expense was a decline in tax equivalent interest income as a percent of average earning assets (“Yield on Interest Earning Assets”). The decline in Yield on Interest Earning Assets was also generally due to a lower interest rate environment that resulted in the prepayment of higher yielding loans and the origination of new loans and the purchase of securities available for sale at lower relative interest rates.

Average Balances and Tax Equivalent Rates

                                                                           Three Months Ended
                                                                                 June 30,
                                                             2003                                     2002
                                              ------------------------------------  ------------------------------------------
                                               Average                                    Average
                                               Balance     Interest     Rate              Balance     Interest     Rate
                                              -----------  ----------  --------         ------------  ----------  --------
Assets                                                                    (dollars in thousands)
Taxable loans (1)                            $ 1,597,452  $   30,289      7.60%      $  1,376,832   $   26,694      7.77%
Tax-exempt loans (1,2)                            11,802         238      8.09              11,377          239      8.43
Taxable securities                               250,058       2,949      4.73             226,411        3,315      5.87
Tax-exempt securities (2)                        168,758       3,063      7.28             142,976        2,772      7.78
Other investments                                 11,847         135      4.57              21,521          334      6.22
                                               ---------      ------                     ---------       ------
                    Interest Earning Assets    2,039,917      36,674      7.20           1,779,117       33,354      7.51
                                                              ------                                     ------
Cash and due from banks                           49,960                                    38,881
Other assets, net                                120,133                                    64,825
                                               ---------                                 ---------
                               Total Assets  $ 2,210,010                               $ 1,882,823
                                              ==========                                ==========

Liabilities
Savings and NOW                              $   683,172       1,377      0.81         $   633,074        1,936      1.23
Time deposits                                    749,204       6,053      3.24             686,774        7,106      4.15
Other borrowings                                 396,414       4,561      4.61             250,793        2,970      4.75
                                               ---------      ------                     ---------       ------
               Interest Bearing Liabilities    1,828,790      11,991      2.63           1,570,641       12,012      3.07
                                                              ------                                     ------
Demand deposits                                  175,549                                   149,040
Other liabilities                                 55,363                                    26,592
Shareholders' equity                             150,308                                   136,550
                                               ---------                                 ---------
 Total liabilities and shareholders' equity  $ 2,210,010                               $ 1,882,823
                                              ==========                                ==========

         Tax Equivalent Net Interest Income               $   24,683                                 $   21,342
                                                           =========                                  =========

         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.85%                                     4.80%
                                                                       =======                                    =======
(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

                                                                            Six Months Ended
                                                                                 June 30,
                                                             2003                                     2002
                                              ------------------------------------  ------------------------------------------
                                               Average                                    Average
                                               Balance     Interest     Rate              Balance     Interest     Rate
                                              -----------  ----------  --------         ------------  ----------  --------
Assets                                                                    (dollars in thousands)
Taxable loans (1)                            $ 1,532,855  $   56,793      7.44%       $ 1,391,212   $   53,591      7.74%
Tax-exempt loans (1,2)                            11,894         480      8.14              11,500          480      8.42
Taxable securities                               230,193       5,848      5.12             204,102        6,026      5.95
Tax-exempt securities (2)                        167,006       6,100      7.37             138,036        5,362      7.83
Other investments                                 10,983         277      5.09              21,558          647      6.05
                                               ---------     -------                     ---------       ------
                    Interest Earning Assets    1,952,931      69,498      7.15           1,766,408       66,106      7.52
                                                             -------                                     ------
Cash and due from banks                           45,379                                    38,466
Other assets, net                                112,760                                    65,257
                                               ---------                                 ---------
                               Total Assets  $ 2,111,070                               $ 1,870,131
                                              ===========                               ===========

Liabilities
Savings and NOW                              $   681,282       2,797      0.83         $   628,468        3,900      1.25
Time deposits                                    706,156      11,804      3.37             663,542       13,768      4.18
Long-term debt
Other borrowings                                 366,713       8,203      4.51             269,527        6,598      4.94
                                               ---------     -------                     ---------       ------
               Interest Bearing Liabilities    1,754,151      22,804      2.62           1,561,537       24,266      3.13
                                                             -------                                     ------
Demand deposits                                  167,646                                   145,978
Other liabilities                                 43,115                                    26,807
Shareholders' equity                             146,158                                   135,809
                                               ---------                                 ---------
 Total liabilities and shareholders' equity  $ 2,111,070                               $ 1,870,131
                                              ==========                                ==========

         Tax Equivalent Net Interest Income               $   46,694                                 $   41,840
                                                           =========                                  =========

         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.80%                                     4.75%
                                                                       =======                                     =======
(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Provision for loan losses The provision for loan losses was $0.7 million during the three months ended June 30, 2003, compared to $1.2 million during the three-month period in 2002. During the six-month periods ended June 30, 2003 and 2002, the provision was $1.7 million and $2.1 million, respectively. The declines in the provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See “Portfolio loans and asset quality.”)

Non-interest income Non-interest income totaled $10.4 million during the three months ended June 30, 2003, a $2.8 million increase from the comparable period in 2002. This increase was primarily due to increases in service charges on deposits, net gains on the sale of real estate mortgage loans, title insurance fees and income from bank owned life insurance that were partially offset by a decline in real estate mortgage loan servicing fees. Non-interest income increased to $20.8 million during the six months ended June 30, 2003, from $14.7 million a year earlier and the components of this change were largely similar to the quarterly comparative periods.

Non-Interest Income

                                                       Three months ended           Six months ended
                                                            June 30,                     June 30,
                                                       2003          2002          2003          2002
                                                    -----------   -----------    ----------    ----------
                                                                       (in thousands)
Service charges on deposit accounts                     $3,677        $3,241        $6,948        $5,953
Net gains on asset sales
  Real estate mortgage loans                             4,317         1,238         8,349         3,044
  Securities                                                47           210           559           176
Title insurance fees                                       907           464         1,650         1,087
Bank owned life insurance                                  364                         742
Manufactured home loan origination fees
  and commissions                                          389           493           747           927
Mutual fund and annuity commissions                        334           349           590           578
Real estate mortgage loan servicing fees, net           (1,047)          273        (1,397)          568
Other                                                    1,423         1,317         2,638         2,377
                                                    -----------   -----------    ----------   -----------
      Total non-interest income                        $10,411        $7,585       $20,826       $14,710
                                                    ===========   ===========    ==========   ===========

Service charges on deposit accounts increased by 13.5% to $3.7 million and by 16.7% to $6.9 million during the three- and six-month periods ended June 30, 2003, respectively, from the comparable periods in 2002. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate of service charges on deposits to moderate in future periods.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans increased by $3.1 million during the three months ended June 30, 2003 from the same period in 2002 and increased by $5.3 million on a year to date comparative basis. The increases in real estate mortgage loan origination volume, loans sold and gains on such sales are primarily due to lower interest rates which have resulted in record levels of mortgage loan refinance activity in 2003. Based on current interest rates, we would expect this level of refinance activity to decline by the last quarter of 2003 and would therefore expect lower levels of gains on the sale of real estate mortgage loans in the last quarter of 2003 compared to the first three-quarters of this year. Also during the three- and six-month periods ended June 30, 2003 gains on the sale of real estate mortgage loans were increased by approximately $0.4 million and $0.9 million, respectively as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133 (compared to a decline of $0.2 million for both the three- and six-month periods ended June 30, 2002). The SFAS #133 adjustments to gains on the sale of real estate mortgage loans primarily represent timing differences that reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

                                                               Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                              2003            2002            2003           2002
                                                          --------------  -------------   -------------  --------------
                                                                                 (in thousands)
Real estate mortgage loans originated                          $363,083       $152,759        $625,211       $293,479
Real estate mortgage loans sold                                 242,508         91,500         472,252        243,320
Real estate mortgage loans sold with servicing
  rights released                                                13,958          9,158          30,715         21,495
Net gains on the sale of real estate mortgage loans               4,317          1,238           8,349          3,044
Net gains as a percent of real estate mortgage
  loans sold ("Loan Sale Margin")                                  1.78%          1.35%           1.77%          1.25%
SFAS #133 adjustments included in the Loan
  Sale Margin                                                      0.15%        (0.22)%           0.18%        (0.10)%

The volume of loans sold is dependent upon our ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. (See “Portfolio loans and asset quality.”) Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates and thus can often be a volatile part of our overall revenues.

Net gains as a percentage of real estate mortgage loans sold increased in 2003 compared to 2002 due primarily to the high level of demand for mortgage loans in 2003 (because of refinancing activity) that permitted us to widen our profit margins compared to periods when demand is lower and competition among mortgage lenders is greater.

The increase in title insurance fees in 2003 compared to 2002 primarily reflects the changes in our mortgage loan origination volume.

In August 2002 we acquired $35.0 million in separate account bank owned life insurance on which we earned $0.4 million and $0.7 million, respectively in the three- and six-months ended June 30, 2003 as a result of an increase in cash surrender value.

Manufactured home loan origination fees and commissions declined in 2003 compared to 2002. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. In addition, record low interest rates for mortgage loans have made traditional housing more affordable and reduced the demand for manufactured homes. Finally, recent regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first half of 2003 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Real estate mortgage loan servicing fees declined significantly in 2003 compared to 2002. The decline is due to an increase in the amortization of capitalized mortgage loan servicing rights and impairment charges recorded on such servicing rights. The impairment reserve on capitalized mortgage loan servicing rights totaled $1.8 million at June 30, 2003, $1.3 million at March 31, 2003 and $1.1 million at December 31, 2002. The increased level of amortization reflects the decline in interest rates, which has resulted in an increase in the level of mortgage loan refinancing/prepayment activity in 2003. The increase in the impairment reserve reflects the valuation of capitalized mortgage loan servicing rights at each quarter end as expected future prepayment rates used in the valuation of this asset accelerated in the first half of 2003. We capitalized approximately $4.0 million and $1.9 million of related servicing rights during the six-month periods ended June 30, 2003 and 2002, respectively. Amortization of capitalized servicing rights during those same periods was $2.1 million and $0.7 million, respectively. At June 30, 2003 we were servicing approximately $938 million in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.28% and a weighted average service fee of 26 basis points. Capitalized mortgage servicing rights at June 30, 2003 totaled $5.6 million, representing approximately 59 basis points on the related amount of real estate mortgage loans serviced for others.

Non-interest expense Non-interest expense increased by $4.1 million to $20.6 million and by $6.5 million to $38.7 million during the three- and six-month periods ended June 30, 2003, respectively, compared to the like periods in 2002. The Mepco acquisition accounted for $1.9 million of the increases in both the three- and six-month periods ended June 30, 2003. The balance of the increases in non-interest expense are primarily due to increases in compensation and employee benefits, occupancy and furniture and fixtures costs, and data processing, advertising, supplies and loan and collection expenses. The increase in compensation and employee benefits expense is primarily attributable to merit pay increases that were effective January 1, 2003, staffing level increases associated with the expansion and growth of the organization and increases in performance-based compensation and health care insurance costs. The increases in occupancy, furniture and fixtures, advertising and supplies expenses are due primarily to costs associated with four new branch offices opened during the last seven months of 2002, additional loan production offices added in conjunction with the Company’s purchase of Saginaw Bay Mortgage in March 2002 and two new loan production offices opened during the first quarter of 2003. Data processing costs increased due primarily to a new five-year contract for core data processing services that was effective in March 2002 and due to the overall growth of the organization. The increase in loan and collection expenses reflects costs associated with the holding or disposal of other real estate and repossessed assets. Amortization of intangible assets increased because of the Mepco acquisition. (See note #10 to interim consolidated financial statements.)

Non-Interest Expense

                                                 Three months ended                   Six months ended
                                                      June 30,                             June 30,
                                               2003              2002               2003              2002
                                          ---------------   ---------------    ---------------   ----------------
                                                                      (in thousands)
Salaries                                         $ 6,972           $ 6,312            $13,263           $12,130
Performance-based compensation
  and benefits                                     1,586             1,359              2,890             2,549
Other benefits                                     2,237             1,591              4,283             3,371
                                          ---------------   ---------------    ---------------   ---------------
  Compensation and employee
    benefits                                      10,795             9,262             20,436            18,050
Occupancy, net                                     1,626             1,344              3,224             2,650
Furniture and fixtures                             1,424             1,144              2,744             2,250
Data processing                                      973               714              1,896             1,427
Communications                                       712               567              1,396             1,213
Advertising                                          974               565              1,743             1,177
Loan and collection                                  889               710              1,831             1,215
Supplies                                             495               338                959               671
Amortization of intangible assets                    458               246                734               492
Other                                              2,301             1,614              3,739             3,101
                                          ---------------   ---------------    ---------------   ---------------
      Total non-interest expense                 $20,647           $16,504            $38,702           $32,246
                                          ===============   ===============    ===============   ===============

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

At June 30, 2003 we had approximately $5.6 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We utilize an outside third party (with expertise in the valuation of mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions. Using more aggressive assumptions (primarily lower estimated rates of prepayments) would have resulted in a higher valuation of approximately $0.9 million at June 30, 2003. Using more conservative assumptions (primarily higher estimated rates of prepayments) would have resulted in a lower valuation of approximately $1.0 million at June 30, 2003.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At June 30, 2003 we had approximately $350.5 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. Because of the steep decline in interest rates over the past two years, the fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately negative $8.4 million at June 30, 2003. If we could not continue to account for these fixed pay interest-rate swaps as cash flow hedges, because for example, we were unable to continue to renew some or all of the related short-term or variable rate debt obligations that are being hedged, we could have to recognize some or all of the $8.4 million negative fair market value as an immediate charge against earnings. We expect to continue to be able to qualify for and account for these fixed pay interest-rate swaps as cash flow hedges.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2002 we had recorded a net deferred tax asset of $13.3 million, which included a net operating loss carry-forward of $8.2 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.

At June 30, 2003 we had recorded $16.2 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the past acquisitions of other banks, a mobile home loan origination company and more recently Mepco Insurance Premium Financing, Inc. (See note #10 to interim consolidated financial statements.) We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable and even utilizing more conservative assumptions on valuation would not presently result in any impairment in the amount of goodwill that we have recorded. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2002.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of the period ended June 30, 2003, have concluded that, based upon that evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.

Changes in internal controls During the fiscal period covered by this report, there were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 4.	Submission of Matters to a Vote of Security-Holders
Our Annual Meeting of Shareholders was held on April 17, 2003. As described in our proxy statement, dated March 14, 2003, the following matter was considered at that meeting:
(1)	Election of directors:
Charles A. Palmer was elected to serve a two-year term expiring in 2005.
Robert L. Hetzler, James E. McCarty and Arch V. Wright, Jr. were elected to serve three-year terms expiring in 2006.
Directors whose term of office as a director continued after the meeting were Jeffrey A. Bratsburg, Charles C. Van Loan and Terry L. Haske.
Item 6.	Exhibits & Reports on Form 8-K
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	11	Computation of Earnings Per Share.
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(b)	Reports on Form 8-K
A report on Form 8-K was filed on April 16, 2003, under item 9. The report included our press release dated April 16, 2003, regarding our earnings during the quarter ended March 31, 2003.
An additional report on Form 8-K was filed on April 16, 2003, under item 9. The report included supplemental data to the Registrant´s press release dated April 16, 2003, regarding its earnings during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 5, 2003	By	/s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer
Date	August 5, 2003	By	/s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer

Exhibit 11

Computation of Earnings Per Share

        See Note 6. of Notes to Interim Consolidated Financial Statements for a reconciliation of basic and diluted earnings per share for the three- and six-month periods ending June 30, 2003 and 2002.

EXHIBIT 31.1

CERTIFICATION

I, Charles C. Van Loan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this quarterly report any change in the registrant´s internal control over financial reporting that occurred during the registrant´s most recent fiscal quarter (the registrant´s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant´s internal control over financial reporting;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

INDEPENDENT BANK CORPORATION
Date: August 5, 2003	By:	/s/ Charles C. Van Loan Charles C. Van Loan
	Its:	Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Robert N. Shuster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this quarterly report any change in the registrant´s internal control over financial reporting that occurred during the registrant´s most recent fiscal quarter (the registrant´s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant´s internal control over financial reporting;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

INDEPENDENT BANK CORPORATION
Date: August 5, 2003	By:	/s/ Robert N. Shuster Robert N. Shuster
	Its:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
INDEPENDENT BANK CORPORATION

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

         I, Charles C. Van Loan, Chief Executive Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

INDEPENDENT BANK CORPORATION
Date: August 5, 2003	By:	/s/ Charles C. Van Loan Charles C. Van Loan
	Its:	Chief Executive Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Independent Bank Corporation and will be retained by Independent Bank Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
INDEPENDENT BANK CORPORATION

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

         I, Robert N. Shuster, Chief Financial Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

INDEPENDENT BANK CORPORATION
Date: August 5, 2003	By:	/s/ Robert N. Shuster Robert N. Shuster
	Its:	Chief Financial Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Independent Bank Corporation and will be retained by Independent Bank Corporation and furnished to the Securities and Exchange Commission or its staff upon request.