Form 10-Q
period 2003-09-30
INDEPENDENT BANK CORP /MI/
filed 2003-11-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        YES   X        NO

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1 Class	19,543,018 Outstanding at November 6, 2003

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX

		Page Number(s)
PART I -	Financial Information

Item 1	Consolidated Statements of Financial Condition
	September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Operations
	Three- and Nine-month periods ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows
	Nine-month periods ended September 30, 2003 and 2002	4
	Consolidated Statements of Shareholders' Equity
	Nine-month periods ended September 30, 2003 and 2002	5
	Notes to Interim Consolidated Financial Statements	6-15
Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16-32
Item 3	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4	Controls and Procedures	32

PART II -	Other Information

Item 5	Other Information (Information furnished pursuant
	to Item 11 "Temporary Suspension of Trading under Registrant's Employee Benefit Plans")	33-34
Item 6	Exhibits & Reports on Form 8-K	34

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

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	September 30, 2003	December 31, 2002

	(unaudited)

Assets	(in thousands)
Cash and due from banks	$54,633	$60,731
Securities available for sale	437,687	371,246
Federal Home Loan Bank stock, at cost	13,895	9,704
Loans held for sale	69,780	129,577
Loans
Commercial	594,462	536,715
Real estate mortgage	657,723	601,799
Installment	237,820	242,928
Finance receivables	125,560

Total Loans	1,615,565	1,381,442
Allowance for loan losses	(17,848)	(16,705)

Net Loans	1,597,717	1,364,737
Property and equipment, net	43,330	40,735
Bank owned life insurance	36,545	35,415
Goodwill	16,289	7,299
Other intangibles	8,017	6,420
Accrued income and other assets	37,869	31,698

Total Assets	$2,315,762	$2,057,562

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$195,871	$179,871
Savings and NOW	688,767	657,530
Time	754,720	698,202

Total Deposits	1,639,358	1,535,603
Federal funds purchased	67,460	23,840
Other borrowings	346,190	310,413
Guaranteed preferred beneficial interests in
Company's subordinated debentures	50,600	17,250
Financed premiums payable	26,406
Accrued expenses and other liabilities	31,099	32,409

Total Liabilities	2,161,113	1,919,515

Shareholders' Equity
Preferred stock, no par value--200,000 shares authorized;
none outstanding
Common stock, $1.00 par value--30,000,000 shares authorized;
issued and outstanding: 19,525,840 shares at September 30, 2003
and 17,822,090 shares at December 31, 2002	19,526	17,822
Capital surplus	119,434	75,076
Retained earnings	11,094	41,785
Accumulated other comprehensive income	4,595	3,364

Total Shareholders' Equity	154,649	138,047

Total Liabilities and Shareholders' Equity	$2,315,762	$2,057,562

See notes to interim consolidated financial statements.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)

Interest Income	(in thousands, except per share amounts)
Interest and fees on loans	$30,945	$27,616	$88,050	$81,519
Securities available for sale
Taxable	2,727	3,223	8,575	9,249
Tax-exempt	2,134	1,776	5,982	5,176
Other investments	165	340	442	987

Total Interest Income	35,971	32,955	103,049	96,931

Interest Expense
Deposits	6,769	8,994	21,370	26,662
Other borrowings	3,943	2,957	12,146	9,555

Total Interest Expense	10,712	11,951	33,516	36,217

Net Interest Income	25,259	21,004	69,533	60,714
Provision for loan losses	569	752	2,279	2,845

Net Interest Income After Provision for Loan Losses	24,690	20,252	67,254	57,869

Non-interest Income
Service charges on deposit accounts	3,855	3,457	10,803	9,410
Net gains (losses) on asset sales
Real estate mortgage loans	5,652	1,280	14,001	4,324
Securities	(1,314)	550	(755)	726
Title insurance fees	983	580	2,633	1,667
Manufactured home loan origination fees
and commissions	535	445	1,282	1,442
Real estate mortgage loan servicing	201	(1,118)	(1,196)	(550)
Other income	1,902	1,487	5,872	4,372

Total Non-interest Income	11,814	6,681	32,640	21,391

Non-interest Expense
Compensation and employee benefits	11,241	9,620	31,677	27,670
Occupancy, net	1,611	1,371	4,835	4,021
Furniture and fixtures	1,381	1,123	4,125	3,373
Loss on prepayment of borrowings	983		983	59
Other expenses	7,078	4,963	19,376	14,200

Total Non-interest Expense	22,294	17,077	60,996	49,323

Income Before Income Tax	14,210	9,856	38,898	29,937
Income tax expense	3,890	2,743	10,630	8,427

Net Income	$10,320	$7,113	$28,268	$21,510

Net Income Per Share
Basic	$.53	$.35	$1.44	$1.06
Diluted	.51	.35	1.41	1.04
Dividends Per Common Share
Declared	$.16	$.10	$.43	$.31
Paid	.16	.10	.43	.31

See notes to interim consolidated financial statements.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2003	2002

	(unaudited)

	(in thousands)
Net Income	$28,268	$21,510

Adjustments to Reconcile Net Income
to Net Cash from (used in) Operating Activities
Proceeds from sales of loans held for sale	785,755	353,258
Disbursements for loans held for sale	(711,957)	(391,754)
Provision for loan losses	2,279	2,845
Depreciation and amortization of premiums and accretion of
discounts on securities and loans	5,585	4,684
Net gains on sales of real estate mortgage loans	(14,001)	(4,324)
Net (gains) losses on sales of securities	755	(726)
Deferred loan fees	(566)	748
(Increase) decrease in accrued income and other assets	(2,961)	2,964
Increase (decrease) in accrued expenses and other liabilities	57	(402)

	64,946	(32,707)

Net Cash from (used in) Operating Activities	93,214	(11,197)

Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	13,247	53,484
Proceeds from the maturity of securities available for sale	18,123	3,512
Principal payments received on securities available for sale	82,777	27,247
Purchases of securities available for sale	(186,684)	(146,468)
Principal payments on portfolio loans purchased	6,079	13,634
Portfolio loans made to customers, net of principal payments	(141,051)	(9,118)
Acquisition of business, less cash received	(3,036)
Purchase of bank owned life insurance		(35,000)
Capital expenditures	(5,158)	(6,730)

Net Cash used in Investing Activities	(215,703)	(99,439)

Cash Flow from Financing Activities
Net increase in total deposits	103,755	139,419
Net increase (decrease) in short-term borrowings	(15,669)	74,194
Proceeds from Federal Home Loan Bank advances	525,250	372,290
Payments of Federal Home Loan Bank advances	(510,077)	(439,969)
Dividends paid	(7,915)	(6,355)
Proceeds from issuance of guaranteed preferred beneficial interest in
Company's subordinated debentures	48,712
Redemption of guaranteed preferred beneficial interest in
Company's subordinated debentures	(17,250)
Proceeds from issuance of common stock	2,089	2,231
Repurchase of common stock	(12,504)	(19,728)

Net Cash from Financing Activities	116,391	122,082

Net Increase (Decrease) in Cash and Cash Equivalents	(6,098)	11,446
Cash and Cash Equivalents at Beginning of Period	60,731	50,525

Cash and Cash Equivalents at End of Period	$54,633	$61,971

Cash paid during the period for
Interest	$34,219	$37,684
Income taxes	8,518	8,464
Transfer of loans to other real estate	3,108	2,089

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Nine months ended September 30,
	2003	2002

	(unaudited)

	(in thousands)
Balance at beginning of period	$138,047	$131,903
Net income	28,268	21,510
Cash dividends declared	(8,228)	(6,264)
Issuance of common stock	7,835	2,985
Repurchase of common stock	(12,504)	(19,728)
Net change in accumulated other comprehensive
income, net of related tax effect (note 4)	1,231	8,008

Balance at end of period	$154,649	138,414

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2003 and December 31, 2002, and the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2002 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.     Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $9.0 million at September 30, 2003, and $10.0 million at December 31, 2002. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

3.     The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4.     Comprehensive income for the three- and nine-month periods ended September 30 follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)
Net income	$10,320	$7,113	$28,268	$21,510
Net change in unrealized gain on securities
available for sale, net of related tax effect	(4,378)	3,856	(385)	8,792
Net change in unrealized loss on derivative
instruments, net of related tax effect	2,049	(836)	1,616	(784)

Comprehensive income	$7,991	$10,133	$29,499	$29,518

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)
Gain (loss) reclassified into earnings	$(1,314)	$550	$(755)	$726
Federal income tax expense (benefit) as a
result of the reclassification of these
amounts from comprehensive income	(460)	193	(264)	254

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments for the three-month and nine-month periods ended September 30, follows:

Three months ended September 30,
	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total

	(in thousands)
2003
Total assets	$1,009,718	$468,382	$338,096	$354,268	$140,693	$214,264	$209,659	$2,315,762
Interest income	15,050	7,417	4,560	5,007	3,956	1	20	35,971
Net interest income	10,457	5,536	3,097	3,563	3,602	(996)		25,259
Provision for loan losses	224	219	192	(136)	70			569
Income (loss) before
income tax	6,098	4,610	1,774	1,896	1,193	(1,037)	324	14,210
Net income (loss)	4,499	3,213	1,348	1,492	725	(633)	324	10,320

2002
Total assets	$956,677	$430,215	$313,014	$339,699		$173,142	$167,685	$2,045,062
Interest income	15,687	7,066	4,920	5,287		8	13	32,955
Net interest income	9,742	5,031	3,238	3,451		(458)		21,004
Provision for loan losses	287	210	180	75				752
Income (loss) before
income tax	5,130	2,595	1,599	1,398		(700)	166	9,856
Net income (loss)	3,751	1,807	1,150	1,123		(552)	166	7,113

Nine months ended September 30,
	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total

	(in thousands)
2003
Total assets	$1,009,718	$468,382	$338,096	$354,268	$140,693	$214,264	$209,659	$2,315,762
Interest income	45,696	21,431	13,722	14,997	7,246	22	65	103,049
Net interest income	30,207	15,734	9,177	10,589	6,622	(2,796)		69,533
Provision for loan losses	934	864	(148)	514	115			2,279
Income (loss) before
income tax	18,112	11,622	5,891	4,717	2,339	(2,944)	839	38,898
Net income (loss)	13,321	8,125	4,360	3,885	1,423	(2,007)	839	28,268

2002
Total assets	$956,677	$430,215	$313,014	$339,699		$173,142	$167,685	$2,045,062
Interest income	45,908	20,508	14,702	15,856		23	66	96,931
Net interest income	27,990	14,560	9,318	10,219		(1,373)		60,714
Provision for loan losses	1,010	680	580	575				2,845
Income (loss) before
income tax	15,180	8,490	4,576	3,923		(1,739)	493	29,937
Net income (loss)	11,067	5,864	3,311	3,186		(1,425)	493	21,510

(1) Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income	$10,320	$7,113	$28,268	$21,510

Average shares outstanding (Basic)(1)	19,594	20,108	19,667	20,285
Effect of dilutive securities - stock options	469	381	405	380

Average shares outstanding (Diluted)	20,063	20,489	20,072	20,665

Net income per share
Basic	$.53	$.35	$1.44	$1.06
Diluted	.51	.35	1.41	1.04

    (1) Shares outstanding have been adjusted for a 10% stock dividend in 2003.

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

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	September 30, 2003
	Notional Amount	Average Maturity (years)	Fair Value

	(dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements	$51,000	4.5	$47

Cash Flow Hedge
Pay fixed interest-rate swap agreements	$342,500	1.6	$(5,367)
Interest-rate collar agreements	10,000	0.1	(69)

Total	$352,500	1.6	$(5,436)

No hedge designation
Pay variable interest-rate swap agreements	$5,000	0.5	$(1)
Rate-lock real estate mortgage loan commitments	34,000	0.1	655
Mandatory commitments to sell real estate mortgage loans	102,000	0.1	(1,046)

Total	$141,000	0.1	$(392)

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

We record the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $3.1 million, net of tax, of unrealized losses on Cash Flow Hedges at September 30, 2003 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2003 is 5.8 years.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002 is as follows:

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the three-
month period ended September 30, 2003

Interest-rate swap agreements
not designated as hedges	$(1)		$(1)
Rate Lock Commitments	(341)		(341)
Mandatory Commitments	(1,052)		(1,052)
Ineffectiveness of cash flow hedges	2		2
Cash flow hedges		$1,446	1,446
Reclassification adjustment		1,711	1,711

Total	(1,392)	3,157	1,765
Income tax	(487)	1,108	621

Net	$(905)	$2,049	$1,144

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the nine-
month period ended September 30, 2003

Interest-rate swap agreements
not designated as hedges	$(1)		$(1)
Rate Lock Commitments	151		151
Mandatory Commitments	446		446
Ineffectiveness of cash flow hedges	(17)		(17)
Cash flow hedges	(28)	$(2,839)	(2,867)
Reclassification adjustment		5,329	5,329

Total	551	2,490	3,041
Income tax	193	874	1,067

Net	$358	$1,616	$1,974

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the three-
month period ended September 30, 2002

Interest rate swap agreements not
designated as hedges	$227		$227
Rate Lock Commitments	1,331		1,331
Mandatory Commitments	(1,907)		(1,907)
Ineffectiveness of cash flow hedges	32		32
Cash flow hedges	(30)	$(3,030)	(3,060)
Reclassification adjustment		1,745	1,745

Total	(347)	(1,285)	(1,632)
Income tax	(121)	(449)	(570)

Net	$(226)	$(836)	$(1,062)

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the nine-
month period ended September 30, 2002

Interest rate swap agreements not
designated as hedges	$716		$716
Rate Lock Commitments	2,928		2,928
Mandatory Commitments	(4,667)		(4,667)
Fair value hedges	22		22
Ineffectiveness of cash flow hedges	54		54
Cash flow hedges	(11)	$(6,197)	(6,208)
Reclassification adjustment		4,991	4,991

Total	(958)	(1,206)	(2,164)
Income tax	(335)	(422)	(757)

Net	$(623)	$(784)	$(1,407)

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

Intangible assets, net of amortization, were comprised of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars in thousands)

Amortized intangible assets
Core deposit	$13,386	$7,792	$13,386	$6,966
Customer relationship	2,604	381
Other	220	20

Total	$16,210	$8,193	$13,386	$6,966

Unamortized intangible assets -
Goodwill	$16,289		$7,299

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of September 30, 2003.

Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2008 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Three months ending December 31, 2003	$492
Year ending December 31:
2004	1,803
2005	1,570
2006	1,398
2007	1,265
2008 and thereafter	1,489

Total	$8,017

Changes in the carrying amount of goodwill by reporting segment for the nine months ended September 30, 2003 were as follows:

	IB	IBWM		IBSM	IBEM		Mepco	Other(1)	Total

	(dollars in thousands)

Balance, January 1, 2003	$6,754	$32	$		$180	$		$333	$7,299
Goodwill acquired during period							8,990		8,990

Balance, September 30, 2003	$6,754	$32	$		$180		$8,990	$333	$16,289

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

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income- as reported	$10,320	$7,113	$28,268	$21,510
Stock based compensation expense determined under fair value based method, net of related tax effect	(394)	(580)	(1,368)	(1,578)

Pro-forma net income	$9,926	$6,533	$26,900	$19,932

Income per share
Basic As reported	$.53	$.35	$1.44	$1.06
Pro-forma	.51	.32	1.37	.98
Diluted As reported	$.51	$.35	$1.41	$1.04
Pro-forma	.49	.32	1.34	.96

10.     On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. with the purpose of adding a high margin business with good growth prospects and to take advantage of our relatively lower cost of funds and greater access to capital. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. As a result of the closing of this transaction we issued 272,439 shares of common stock and paid out $5.0 million in cash on April 15, 2003 as the initial consideration. Under the terms of the agreement and plan of merger additional contingent consideration may be paid in the future pursuant to a five-year earn out. Included in our 2003 results are Mepco’s operations subsequent to April 15, 2003. During the third quarter of 2003, Mepco recorded approximately $4.0 million in interest income and fees on loans, $0.4 million in interest expense (which was eliminated in consolidation because it was related to an inter-company borrowing), a $0.1 million provision for credit losses, $0.1 million in other non-interest income, $2.4 million in non-interest expense, $1.2 million in income before income taxes and $0.7 million in net income. At September 30, 2003 Mepco had total assets of $140.7 million, including finance receivables of $125.6 million. We recorded purchase accounting adjustments related to the Mepco acquisition including recording goodwill of $9.0 million, establishing a customer relationship intangible of $2.6 million, a covenant not to compete of $0.2 million and writing down fixed assets (software in the process of development) by $2.3 million. The customer relationship intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years. Included in the third quarter of 2003 was $0.2 million for amortization of the customer relationship intangible and the covenant not to compete.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a condensed balance sheet of Mepco at our date of acquisition:

(in thousands)
Cash	$ 2,217
Finance receivables, net	99,721
Property and equipment	1,233
Intangible assets	2,824
Goodwill	8,990
Other assets	2,820

Total assets acquired	117,805

Short-term borrowings	79,893
Financed premiums payable	24,628
Other liabilities	3,028

Total liabilities assumed	107,549

Net assets acquired	$ 10,256

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN #46”) which addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For enterprises with variable interest entities created before February 1, 2003, this Interpretation applies no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. However, certain disclosure requirements were effective for all financial statements issued after January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS #149”) which amends SFAS #133 to clarify the definition of a derivative and expand the nature of exemptions from SFAS #133. SFAS #149 also clarifies the application of hedge accounting when using certain instruments and the application of SFAS #133 to embedded derivative instruments. SFAS #149 also modifies the cash flow presentation of derivative instruments that contain financing elements. This Statement is effective for contracts entered into or modified after June 30, 2003, with early adoption encouraged. Adoption of this Statement did not have a significant impact on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS #150”) which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS #150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS #150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this statement that have not been deferred did not have a significant impact on our financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on our financial condition or results of operations.

12.     The results of operations for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

Summary Our total assets increased $258.2 million during the first nine months of 2003 due primarily to our acquisition of Mepco Insurance Premium Financing, Inc. (“Mepco”) (See note #10 to interim consolidated financial statements) and increases in securities available for sale, commercial loans and real estate mortgage loans, partially offset by a decline in loans held for sale. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.616 billion at September 30, 2003, an increase of $234.1 million from December 31, 2002 due primarily to an increase in commercial loans and real estate mortgage loans and the addition of finance receivables as a result of the Mepco acquisition. (See “Portfolio loans and asset quality.”)

Deposits totaled $1.639 billion at September 30, 2003, compared to $1.536 billion at December 31, 2002. The $103.8 million increase in total deposits during the period principally reflects increases in demand deposits, savings and NOW accounts and an increase in brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $346.2 million at September 30, 2003, an increase of $35.8 million from December 31, 2002 due primarily to funding growth in securities available for sale and Portfolio Loans. Guaranteed preferred beneficial interests in Company’s subordinated debentures (“Trust Preferred Securities”) increased $33.4 million in the first nine months of 2003 as a result of the March 19, 2003 issuance of $50.6 million of 8.25% Trust Preferred Securities partially offset by the April 21, 2003 payoff of $17.3 million of 9.25% Trust Preferred Securities that were originally issued in 1996.

Securities We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities issued by other bank holding companies. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that any unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues, except for a $1.5 million impairment charge through earnings (one-half of which we recorded in the third quarter of 2003 and the other half we recorded in the fourth quarter of 2002) on a trust preferred security issued by a bank holding company and a $0.3 million impairment charge recorded through earnings related to anticipated sales of $6.3 million of municipal securities. (See “Results of Operations – Noninterest income.”). In the instance related to the trust preferred security, we believe that the decline in value is directly due to credit issues and is other than temporary in nature. We also believe that we have the ability to hold securities with unrealized losses (that we have not recognized in earnings) to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities
		Unrealized

	Amortized Cost	Gains	Losses	Fair Value

		(in thousands)
Securities available for sale
September 30, 2003	$425,182	$ 14,392	$ 1,887	$437,687
December 31, 2002	358,149	14,890	1,793	371,246

The purchase or sale of securities is dependent upon our assessment of investment and funding opportunities as well as our asset/liability management needs. Securities available for sale increased to $437.7 million at September 30, 2003 from $371.2 million at December 31, 2002. This increase was the result of purchases of securities during the first nine months of 2003 (in particular during the second quarter of 2003) primarily to leverage a portion of the proceeds of our $50.6 million 8.25% Trust Preferred Securities issuance.

Activity related to securities available for sale was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)
Proceeds	$ 9,914	$ 30,471	$ 13,247	$ 53,484

Gross gains	$ 221	$ 566	$ 780	$ 906
Gross losses	(1,535)	(16)	(1,535)	(180)

Net gains (losses)	$(1,314)	$ 550	$ (755)	$ 726

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

Our recent acquisition of Mepco added the financing of insurance premiums and extended automobile warranties to our lending activities. These are new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States although its insurance premium financing business is presently concentrated in California and Illinois. Mepco generally does not evaluate the creditworthiness of the individual borrower but instead primarily relies on the loan collateral (the unearned insurance premium or automobile warranty contract) in the event of default. As a result, we have established and monitor insurance carrier concentration limits in order to manage our collateral exposure. The insurance carrier concentration limits are primarily based on the insurance company’s AM Best rating and statutory surplus level. Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or automobile warranty contract in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan origination activities and initial borrower contact is entirely done through unrelated third parties (primarily insurance agents and automobile warranty administrators or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Although total real estate mortgage loan origination volume increased substantially in the first nine months of 2003 compared to the first nine months of 2002, our balance of real estate mortgage loans increased at a more moderate pace. This reflects an increase in prepayments in the portfolio (caused primarily by refinancing activity resulting from lower interest rates) as well as the majority of new loan origination volume being 15- and 30-year fixed rate obligations, which generally are sold as explained above. If borrowers continue to prefer longer-term fixed rate mortgage loans, we believe it may be difficult to grow our real estate mortgage loan portfolio in the foreseeable future.

The $57.7 million increase in commercial loans during the first nine months of 2003, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $125.6 million of finance receivables at September 30, 2003 are comprised principally of loans to businesses to finance insurance premiums and loans to individuals to finance extended automobile warranties. The finance receivables are a result of our acquisition of Mepco. (See note #10 to interim consolidated financial statements.)

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short- and long-term challenge.

Non-performing assets
	September 30, 2003	December 31, 2002

	(dollars in thousands)
Non-accrual loans	$ 5,047	$ 5,738
Loans 90 days or more past due and
still accruing interest	3,619	3,961
Restructured loans	286	270

Total non-performing loans	8,952	9,969
Other real estate and repossessed assets	3,080	3,908

Total non-performing assets	$12,032	$13,877

As a percent of Portfolio Loans
Non-performing loans	0.55%	0.72%
Allowance for loan losses	1.10	1.21
Non-performing assets to total assets	0.52	0.67
Allowance for loan losses as a percent of
non-performing loans	199	168

The decrease in the overall level of non-performing loans in the first nine months of 2003 was due to declines in non-performing commercial and real estate mortgage loans partially offset by the addition of $1.5 million in non-performing finance receivables (as a result of the Mepco acquisition). The decline in non-performing commercial loans is due primarily to the pay-off of a $1.1 million loan in the second quarter of 2003. The decline in non-performing real estate mortgage loans may be reflective of somewhat improving economic conditions and is also partially due to the transfer of real estate mortgage loans to other real estate as a result of foreclosure. Other real estate and repossessed assets totaled $3.1 million at September 30, 2003 a decline of $0.8 million from December 31, 2002. The decline in other real estate and repossessed assets is due primarily to the sale of a $1.2 million hotel property in June 2003, partially offset by the aforementioned increase in the level of residential homes acquired through foreclosure.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. The decrease in the level of loans 90 days or more past due and still accruing interest at September 30, 2003 compared to December 31, 2002 is primarily due to the aforementioned overall decline in non-performing loans. We believe the collection of the accrued but unpaid interest on non-performing loans categorized as 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.15% on an annualized basis in the nine months of 2003 compared to 0.12% in the first nine months of 2002. The increase in net charge-offs is primarily due to a $0.2 million charge-off on one commercial loan in the first quarter of 2003.

Impaired loans totaled approximately $13.4 million and $8.2 million at September 30, 2003 and 2002, respectively. At those same dates, certain impaired loans with balances of approximately $11.3 million and $5.0 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.9 million and $1.8 million, respectively. Our average investment in impaired loans was approximately $9.3 million for the nine-month period ended September 30, 2003. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first nine months of 2003 was approximately $0.3 million compared to $0.2 million in the first nine months of 2002.

Allowance for loan losses

	Nine months ended September 30,
	2003	2002

	(in thousands)
Balance at beginning of period	$ 16,705	$ 16,167
Additions (deduction)
Allowance on loans acquired	517
Provision charged to operating expense	2,279	2,845
Recoveries credited to allowance	795	551
Loans charged against the allowance	(2,448)	(1,865)

Balance at end of period	$ 17,848	$ 17,698

Net loans charged against the allowance to
average Portfolio Loans (annualized)	0.15%	0.12%

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

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios. (See "Provision for loan losses.")

Allocation of the Allowance for Loan Losses

	September 30, 2003	December 31, 2002

	(in thousands)
Specific allocations	$1,921	$1,313
Other adversely rated loans	6,150	6,067
Historical loss allocations	3,406	2,813
Additional allocations based on subjective factors	6,371	6,512

	$17,848	$16,705

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

	September 30, 2003			December 31, 2002

	Amount	Average Maturity	Rate	Amount	Average Maturity	Rate

	(dollars in thousands)
Brokered CDs(1)	$354,503	2.2 years	2.43%	$278,012	1.9 years	3.03%
Fixed rate FHLB advances(1)	61,684	7.1 years	5.04	62,861	7.9 years	5.83
Variable rate FHLB advances(1)	147,550	0.3 years	1.32	131,200	0.3 years	1.50
Securities sold under agreements to Repurchase(1)	133,961	0.1 years	1.26	98,712	0.1 years	1.74
Federal funds purchased	67,460	1 day	1.29	23,840	1 day	1.38

Total	$765,158	1.7 years	2.12%	$594,625	1.8 years	2.71%

       (1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowings, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $346.2 million at September 30, 2003, compared to $310.4 million at December 31, 2002. The $35.8 million increase in other borrowings principally reflects the funding of growth in securities available for sale and Portfolio Loans. (See “Liquidity and capital resources.”)

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management”.) At September 30, 2003, we employed interest-rate collars with an aggregate notional amount of $10.0 million and interest-rate swaps with an aggregate notional amount of $398.5 million. (See note #7 to interim consolidated financial statements.)

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

To supplement our balance sheet and capital management activities, we regularly repurchase our common stock. We purchased 570,000 shares at an average price of $21.94 per share in the first nine months of 2003 compared to 1.1 million shares at an average price of $17.84 per share during the first nine months of 2002. As of September 30, 2003 we had 282,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

Capitalization

	September 30, 2003	December 31, 2002

	(in thousands)
Unsecured debt		$ 12,600

Preferred Securities	$ 50,600	17,250

Shareholders' Equity
Preferred stock, no par value
Common Stock, par value $1.00 per share	19,526	17,822
Capital surplus	119,434	75,076
Retained earnings	11,094	41,785
Accumulated other comprehensive income	4,595	3,364

Total shareholders' equity	154,649	138,047

Total capitalization	$205,249	$167,897

Total shareholders’ equity at September 30, 2003 increased $16.6 million from December 31, 2002, as the retention of earnings, a positive change in accumulated other comprehensive income and common stock issued for the Mepco acquisition, were partially offset by purchases of our common stock and cash dividends declared. Shareholders’ equity totaled $154.6 million, equal to 6.68% of total assets at September 30, 2003. At December 31, 2002, shareholders’ equity totaled $138.0 million, which was equal to 6.71% of total assets.

Capital ratios

	September 30, 2003	December 31, 2002

Equity capital	6.68%	6.71%
Tier 1 leverage (tangible equity capital)	7.64	7.14
Tier 1 risk-based capital	10.36	9.36
Total risk-based capital	11.45	10.49

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

RESULTS OF OPERATIONS

Summary Net income totaled $10.3 million and $28.3 million during the three- and nine-month periods ended September 30, 2003. The increases from the comparable periods in 2002 primarily reflect increases in net interest income and non-interest income, which were partially offset by increases in non-interest expense and income taxes.

Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income to
Average assets	1.75%	1.44%	1.73%	1.51%
Average equity	26.77	19.88	25.45	20.86

Earnings per common share
Basic	$0.53	$0.35	$1.44	$1.06
Diluted	0.51	0.35	1.41	1.04

Net interest income Tax equivalent net interest income increased by 20.2% to $26.6 million and by 14.6% to $73.3 million, respectively, during the three- and nine-month periods in 2003 compared to 2002. For all periods a tax rate of 35% was used to compute tax equivalent net interest income. These increases primarily reflect an increase in average interest-earning assets and to a lesser degree an increase in tax equivalent net interest income as a percent of average earning assets (“Net Yield”). Also, the Mepco acquisition positively impacted both our level of interest earning assets and our Net Yield in 2003. (See note #10 to interim consolidated financial statements.)

Pursuant to SFAS #133, we recorded adjustments, which had a negligible effect on tax equivalent net interest income in both the three- and nine-month periods in 2003. These adjustments, increased tax equivalent net interest income by approximately $0.2 million and $0.8 million, respectively, in the three- and nine-month periods ended September 30, 2002. The adjustments relate principally to certain derivative financial instruments that are not designated as hedges. The changes in the fair value of these derivative financial instruments are recognized currently as adjustments to interest expense.

Average interest-earning assets totaled $2.158 billion and $2.022 billion during the three- and nine-month periods in 2003, respectively. The increases from the corresponding periods of 2002 principally reflect increases in securities available for sale, real estate mortgage loans (including loans held for sale), commercial loans and finance receivables (as a result of the Mepco acquisition).

Net Yield increased by 8 basis points to 4.90% during the three-month period in 2003 and by 6 basis points to 4.84% during the nine-month period in 2003 as compared to the like periods in 2002. The increase in Net Yield was due to the Mepco acquisition that added $119.8 million in average loans at a weighted average yield of 13.10% during the third quarter of 2003 and added $70.9 million in average loans at a weighted average yield of 13.70% for the first nine months of 2003. Declining interest rates (through the first half of 2003) and increased levels of lower cost core deposits were the primary reasons for the decline in interest expense as a percentage of average interest-earning assets. Partially offsetting the decline in interest expense was a decline in tax equivalent interest income as a percent of average interest-earning assets (“Yield on Interest Earning Assets”). The decline in Yield on Interest Earning Assets was also generally due to a lower interest rate environment through the first half of 2003 that resulted in the prepayment of higher yielding loans and the origination of new loans and the purchase of securities available for sale at lower relative interest rates.

Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2003				2002

	Average Balance	Interest	Rate		Average Balance	Interest	Rate

Assets	(dollars in thousands)
Taxable loans (1)	$1,698,405	$30,797	7	.22%	$1,428,149	$27,456	7	.65%
Tax-exempt loans (1,2)	11,236	228	7.98		11,541	246	8.46
Taxable securities	246,360	2,727	4.39		221,333	3,223	5.78
Tax-exempt securities (2)	188,775	3,376	7.10		145,557	2,801	7.63
Other investments	13,414	165	4.88		21,521	340	6.27

Interest Earning Assets	2,158,190	37,293	6.87		1,828,101	34,066	7.41

Cash and due from banks	55,626				40,513
Other assets, net	121,333				87,496

Total Assets	$2,335,149				$1,956,110

Liabilities
Savings and NOW	$696,523	1,070	0.61		$637,858	1,878	1.17
Time deposits	771,731	5,699	2.93		712,287	7,116	3.96
Other borrowings	452,372	3,943	3.46		277,199	2,957	4.23

Interest Bearing Liabilities	1,920,626	10,712	2.21		1,627,344	11,951	2.91

Demand deposits	204,480				157,227
Other liabilities	57,121				29,580
Shareholders' equity	152,922				141,959

Total liabilities and shareholders' equity	$2,335,149				$1,956,110

Tax Equivalent Net Interest Income		$26,581				$22,115

Tax Equivalent Net Interest Income
as a Percent of Earning Assets			4	.90%			4	.82%

(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2003				2002

	Average Balance	Interest	Rate		Average Balance	Interest	Rate

Assets	(dollars in thousands)
Taxable loans (1)	$1,588,440	$87,590	7	.36%	$1,403,633	$81,047	7	.71%
Tax-exempt loans (1,2)	11,674	708	8.11		11,541	726	8.41
Taxable securities	235,641	8,575	4.87		212,014	9,249	5.83
Tax-exempt securities (2)	174,344	9,476	7.27		138,465	8,163	7.88
Other investments	11,802	442	5.01		21,547	987	6.12

Interest Earning Assets	2,021,901	106,791	7.06		1,787,200	100,172	7.49

Cash and due from banks	48,897				39,163
Other assets, net	117,029				72,747

Total Assets	$2,187,827				$1,899,110

Liabilities
Savings and NOW	$686,418	3,867	0.75		$631,633	5,778	1.22
Time deposits	728,254	17,503	3.21		679,968	20,884	4.11
Other borrowings	395,579	12,146	4.11		272,111	9,555	4.69

Interest Bearing Liabilities	1,810,251	33,516	2.48		1,583,712	36,217	3.06

Demand deposits	179,975				149,775
Other liabilities	49,090				27,741
Shareholders' equity	148,511				137,882

Total liabilities and shareholders' equity	$2,187,827				$1,899,110

Tax Equivalent Net Interest Income		$73,275				$63,955

Tax Equivalent Net Interest Income
as a Percent of Earning Assets			4.84%				4.78%

(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Provision for loan losses The provision for loan losses was $0.6 million during the three months ended September 30, 2003, compared to $0.8 million during the three-month period in 2002. During the nine-month periods ended September 30, 2003 and 2002, the provision was $2.3 million and $2.8 million, respectively. The declines in the provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See “Portfolio loans and asset quality.”)

Non-interest income Non-interest income totaled $11.8 million during the three months ended September 30, 2003, a $5.1 million increase from the comparable period in 2002. This increase was primarily due to increases in service charges on deposits, net gains on the sale of real estate mortgage loans, title insurance fees, real estate mortgage loan servicing revenue and income from bank owned life insurance that were partially offset by securities losses. Non-interest income increased to $32.6 million during the nine months ended September 30, 2003, from $21.4 million a year earlier and the components of this change were largely similar to the quarterly comparative periods.

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)
Service charges on deposit accounts	$3,855	$3,457	$10,803	$9,410
Net gains (losses) on asset sales
Real estate mortgage loans	5,652	1,280	14,001	4,324
Securities	(1,314)	550	(755)	726
Title insurance fees	983	580	2,633	1,667
Bank owned life insurance	360	8	1,102	8
Manufactured home loan origination fees
and commissions	535	445	1,282	1,442
Mutual fund and annuity commissions	319	203	909	781
Real estate mortgage loan servicing	201	(1,118)	(1,196)	(550)
Other	1,223	1,276	3,861	3,583

Total non-interest income	$11,814	$6,681	$32,640	$21,391

Service charges on deposit accounts increased by 11.5% to $3.9 million and by 14.8% to $10.8 million during the three- and nine-month periods ended September 30, 2003, respectively, from the comparable periods in 2002. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans increased by $4.4 million during the three months ended September 30, 2003 from the same period in 2002 and increased by $9.7 million on a year to date comparative basis. The increases in real estate mortgage loan origination volume, loans sold and gains on such sales are primarily due to lower interest rates through the first half of 2003 which have resulted in record levels of mortgage loan refinance activity and subsequent loan sales. However, mortgage loan refinance activity began to decline in the third quarter of 2003 (due generally to somewhat higher interest rates) and we would therefore expect lower levels of gains on the sale of real estate mortgage loans in the last quarter of 2003 compared to the first three-quarters of this year. As evidence of this impact, our real estate mortgage loan application volume fell by 40% in the third quarter of 2003 compared to the second quarter of 2003. Also during the three- and nine-month periods ended September 30, 2003 gains on the sale of real estate mortgage loans decreased by approximately $0.5 million and increased by approximately $0.4 million, respectively, as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133 (compared to declines of $0.6 million and $0.8 million, respectively, in the three- and nine-month periods ended September 30, 2002). The SFAS #133 adjustments to gains on the sale of real estate mortgage loans primarily represent timing differences that reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)
Real estate mortgage loans originated	$344,999	$251,695	$970,210	$545,174
Real estate mortgage loans sold	299,502	105,613	771,754	348,933
Real estate mortgage loans sold with servicing
rights released	12,802	53,828	43,517	75,323
Net gains on the sale of real estate mortgage loans	5,652	1,280	14,001	4,324
Net gains as a percent of real estate mortgage
loans sold ("Loan Sale Margin")	1.89%	1.21%	1.81%	1.24%
SFAS #133 adjustments included in the Loan
Sale Margin	(0.16)%	(0.56)%	0.05%	(0.24)%

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

Securities losses totaled $1.3 million and $0.8 million, respectively, in the third quarter and first nine months of 2003 compared to securities gains of $0.6 million and $0.7 million, respectively, in the third quarter and first nine months of 2002. Included in the third quarter of 2003 is an impairment charge of $0.75 million which represents the write-off of the remainder of a $1.5 million trust preferred security that was purchased in 1999, which was issued by an unaffiliated bank holding company (we recorded an initial impairment charge of $0.75 million on this security in the fourth quarter of 2002). This unaffiliated bank holding company continues to experience financial difficulties, suspended the payment of interest on this security in 2002, and more recently has become a defendant in class action securities litigation. As a result of these circumstances and the lack of any bid in the market for the sale of this security, the remaining book value of this asset was written off. The remainder of securities losses (net) in the third quarter of 2003 is composed of losses on municipal securities ($0.8 million) with the sales proceeds being reinvested in higher yield securities, partially offset by $0.2 million in securities gains primarily from the sale or call of some trust preferred securities. In the third quarter of 2002, the Company generated $0.6 million in gains on the sale of $30.5 million of securities the proceeds from which (along with proceeds from securities sales in June 2002) were primarily utilized to purchase $35.0 million of separate-account bank owned life insurance.

The increase in title insurance fees in 2003 compared to 2002 primarily reflects the changes in our mortgage loan origination volume.

In August 2002 we acquired $35.0 million in separate account bank owned life insurance on which we earned $0.4 million and $1.1 million, respectively in the three- and nine-months ended September 30, 2003 as a result of an increase in cash surrender value.

On a year to date basis, manufactured home loan origination fees and commissions declined in 2003 compared to 2002. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. In addition, low interest rates for mortgage loans have made traditional housing more affordable and reduced the demand for manufactured homes. Finally, recent regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. Despite these challenges, we achieved an increase in manufactured home loan origination fees and commissions on a third quarter comparative basis due primarily to increases in our product pricing and on-going marketing efforts. However, because of continuing challenging conditions in the manufactured home industry, it is uncertain whether our efforts will be successful in generating enhanced revenues in the future.

Real estate mortgage loan servicing has been a volatile component of non-interest income over the past two years due primarily to significant swings in prepayment rates on mortgage loans which have impacted the amortization of capitalized originated mortgage loan servicing rights as well as the fair value of this asset. Real estate mortgage loan servicing revenues increased to $0.2 million of income in the third quarter of 2003 compared to an expense of $1.1 million in the third quarter of 2002. This increase is primarily due to changes in the impairment reserve on capitalized mortgage loan servicing rights. During the third quarter of 2003 we recorded a $0.6 million recovery of valuation allowances from previously recorded impairment charges. During the third quarter of 2002 we recorded a $1.1 million impairment charge. The impairment reserve on capitalized mortgage loan servicing rights totaled $1.2 million at September 30, 2003, $1.8 million at June 30, 2003, $1.3 million at March 31, 2003 and $1.1 million at December 31 and September 30, 2002. The changes in the impairment reserve reflects the valuation of capitalized originated mortgage loan servicing rights at each quarter end as the fair value of this asset is significantly impacted by expected future mortgage loan prepayment rates. The amortization of capitalized originated mortgage loan servicing rights has been higher in 2003 compared to 2002 due to a higher level of mortgage loan refinancing/prepayment activity. We capitalized approximately $6.6 million and $2.3 million of mortgage loan servicing rights during the nine-month periods ended September 30, 2003 and 2002, respectively. Amortization of capitalized mortgage loan servicing rights during those same periods was $3.3 million and $1.4 million, respectively. At September 30, 2003 we were servicing approximately $1.1 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.99% and a weighted average service fee of 26 basis points. Capitalized mortgage loan servicing rights at September 30, 2003 totaled $7.7 million, representing approximately 71 basis points on the related amount of real estate mortgage loans serviced for others.

Non-interest expense Non-interest expense increased by $5.2 million to $22.3 million and by $11.7 million to $61.0 million during the three- and nine-month periods ended September 30, 2003, respectively, compared to the like periods in 2002. The Mepco acquisition accounted for $2.4 million and $4.3 million, respectively, of the increases in non-interest expense in the three- and nine-month periods ended September 30, 2003. The balance of the increases in non-interest expense are primarily due to increases in compensation and employee benefits, occupancy and furniture and fixtures costs, and data processing, advertising, legal and professional and loan and collection expenses as well as a loss on the prepayment of borrowings. The increase in compensation and employee benefits expense is primarily attributable to merit pay increases that were effective January 1, 2003, staffing level increases associated with the expansion and growth of the organization and increases in performance-based compensation and health care insurance costs. The increases in occupancy, furniture and fixtures, and advertising expenses are due primarily to costs associated with four new branch offices opened during the last seven months of 2002, additional loan production offices added in conjunction with the Company’s purchase of Saginaw Bay Mortgage in March 2002, two new loan production offices opened during the first quarter of 2003 and the development and marketing of new products and services. Data processing costs increased due primarily to a new five-year contract for core data processing services that was effective in March 2002 and due to the overall growth of the organization. The increase in legal and professional fees primarily relates to costs incurred at Mepco as well as expenses related to corporate governance activities and other general matters. The increase in loan and collection expenses reflects costs associated with the holding or disposal of other real estate and repossessed assets. Amortization of intangible assets increased because of the Mepco acquisition. (See note #10 to interim consolidated financial statements.) During the third quarter of 2003 we prepaid $5.0 million in FHLB advances with a weighted average cost of 7.45% and a weighted average remaining maturity of 6.5 years and incurred a loss of $1.0 million and replaced these FHLB advances with $5.0 million in new borrowings with a weighted average cost of 3.65% and weighted average maturity of five years.

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)
Salaries	$7,183	$6,435	$20,446	$18,565
Performance-based compensation
and benefits	1,670	1,325	4,560	3,874
Other benefits	2,388	1,860	6,671	5,231

Compensation and employee
benefits	11,241	9,620	31,677	27,670
Occupancy, net	1,611	1,371	4,835	4,021
Furniture and fixtures	1,381	1,123	4,125	3,373
Data processing	1,025	766	2,921	2,193
Advertising	1,151	663	2,894	1,840
Loan and collection	824	659	2,655	1,874
Communications	738	592	2,134	1,805
Supplies	461	463	1,420	1,134
Legal and professional	584	302	1,415	801
Amortization of intangible assets	492	244	1,226	736
Loss on prepayment of borrowings	983		983	59
Other	1,803	1,274	4,711	3,817

Total non-interest expense	$22,294	$17,077	$60,996	$49,323

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, mortgage loan servicing rights, derivative financial instruments, income taxes and goodwill are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.

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

At September 30, 2003 we had approximately $7.7 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We utilize an outside third party (with expertise in the valuation of mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At September 30, 2003 we had approximately $342.5 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. Because of the general decline in interest rates over the past two years, the fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately negative $5.4 million at September 30, 2003. If we could not continue to account for these fixed pay interest-rate swaps as cash flow hedges, because for example, we were unable to continue to renew some or all of the related short-term or variable rate debt obligations that are being hedged, we could have to recognize some or all of the $5.4 million negative fair market value as an immediate charge against earnings. We expect to continue to be able to qualify for and account for these fixed pay interest-rate swaps as cash flow hedges.

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

At September 30, 2003 we had recorded $16.3 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the past acquisitions of other banks, a mobile home loan origination company and more recently Mepco Insurance Premium Financing, Inc. (See note #10 to interim consolidated financial statements.) We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable and even utilizing more conservative assumptions on valuation would not presently result in any impairment in the amount of goodwill that we have recorded. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2002.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of the period ended September 30, 2003, have concluded that, based upon that evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

Changes in internal controls During the fiscal period covered by this report, there were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 5. Other Information (Information furnished pursuant to Item 11 “Temporary Suspension of Trading under Registrant’s Employee Benefit Plans”).

On July 22, 2003, management sent a notice to our directors and executive officers informing them that between the dates of August 20, 2003 and August 27, 2003, inclusive, they would be proscribed from trading in our common stock, due to trading limitations in the Independent Bank Corporation KSOP (our combined 401 (k) and employee stock ownership plan), consistent with the restrictions set forth in Section 306(a) of the Sarbanes-Oxley Act of 2002. A copy of this notice follows:

July 22, 2003

<Name of Section 16 filer>
<Street Address>
<City, State, Zip Code>

RE: Notice of Blackout Period for Trading in Independent Bank Corporation common stock (Nasdaq: IBCP) pursuant to Regulation BTR

Dear <Section 16 filer>:

This letter is official notice of a blackout period for trading in Independent Bank Corporation common stock.

The reason for the blackout period is because trading activity in the Independent Bank Corporation (IBC) KSOP (our combined 401-k and Employee Stock Ownership Plan) will be halted as a result of a data processing conversion being completed by our Plan administrator (U.S. Bank).
All types of transactions in the IBC KSOP are suspended during the blackout period (transfers, sales, liquidations, loans, etc.).
The specific security subject to the blackout period is Independent Bank Corporation common stock, par value $1, traded on the Nasdaq under the symbol “IBCP.” No transactions in this security should be conducted during the blackout period.
The blackout period will begin on August 20, 2003 and end on August 27, 2003.
The name, address and telephone number of the person who has been designated to respond to questions regarding this blackout period is: Robert N. Shuster, Chief Financial Officer, Independent Bank Corporation, 230 West Main Street, Ionia, Michigan 48846, Telephone (616) 527-9450, extension 1257.

Thank you for your cooperation.

Very truly yours, Robert N. Shuster Executive Vice President and Chief Financial Officer

The preceding information is being furnished pursuant to “Item 11, Temporary Suspension of Trading under Registrant’s Employee Benefit Plans” in accordance with Release No. 33-8216 of the Securities and Exchange Commission.

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
A report on Form 8-K was filed on July 23, 2003, under item 9. The report included our press release dated July 23, 2003, regarding our earnings during the quarter ended June 30, 2003.
An additional report on Form 8-K was filed on July 23, 2003, under item 9. The report included supplemental data to the Registrant’s press release dated July 23, 2003, regarding its earnings during the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 6, 2003	By	/s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer
Date	November 6, 2003	By	/s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer

Exhibit 11

Computation of Earnings Per Share

        See Note 6. of Notes to Interim Consolidated Financial Statements for a reconciliation of basic and diluted earnings per share for the three- and nine-month periods ending September 30, 2003 and 2002.

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

INDEPENDENT BANK CORPORATION
Date: November 6, 2003	By: Its:	/s/ Charles C. Van Loan Charles C. Van Loan Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Robert N. Shuster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation;
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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

INDEPENDENT BANK CORPORATION
Date: November 6, 2003	By: Its:	/s/ Robert N. Shuster Robert N. Shuster Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE
CHIEF EXECUTIVE OFFICER OF
INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Charles C. Van Loan, Chief Executive Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

INDEPENDENT BANK CORPORATION
Date: November 6, 2003	By: Its:	/s/ Charles C. Van Loan Charles C. Van Loan Chief Executive Officer

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
CHIEF FINANCIAL OFFICER OF
INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Robert N. Shuster, Chief Financial Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

INDEPENDENT BANK CORPORATION
Date: November 6, 2003	By: Its:	/s/ Robert N. Shuster Robert N. Shuster Chief Financial Officer

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