Form 10-K
period 2003-12-31
INDEPENDENT BANK CORP /MI/
filed 2004-03-10
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________ to__________________

Commission file number 0-7818

                          INDEPENDENT BANK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            MICHIGAN                                    38-2032782
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
         incorporation)


     230 W. Main St., P.O. Box 491, Ionia, Michigan                 48846
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

     8.25% Cumulative Trust Preferred Securities, $25.00 Liquidation Amount
--------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/   No  / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____.

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b2) Yes /X/   No / /

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2003, was $419,580,604.

The number of shares outstanding of the Registrant's common stock as of March 4, 2004 was 19,622,403.

Documents incorporated by reference

Portions of our definitive proxy statement, and appendix thereto, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this annual report.

                      The Exhibit Index appears on Page 23

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

The following table shows each of our Banks and their total deposits and loans as of December 31, 2003:

                                        Main
                                       Office                  Total                  Total
Bank                                  Location               Deposits                 Loans
----                                  --------             ------------            ------------
Independent Bank                      Bay City             $810,966,000            $868,460,000

Independent Bank
   West Michigan                      Rockford              353,448,000             364,133,000

Independent Bank
   South Michigan                      Leslie               278,932,000             235,773,000

Independent Bank
   East Michigan                        Caro                273,286,000             231,669,000

On April 15, 2003 we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. Mepco is operated as a wholly owned subsidiary of Independent Bank.

During the first quarter of 2003, we formed IBC Capital Finance II, a Delaware statutory business trust ("IBC Capital II"). IBC Capital II's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees or officers of or affiliated with us. IBC Capital II exists for the sole purposes of selling and issuing its preferred and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by us and certain related services. As a result, the sole assets of IBC Capital II are our subordinated debentures.

Our Banks transact business in the single industry of commercial banking. Most of our Banks' offices provide full-service lobby and drive-thru services in the communities which they serve. Automatic teller machines are also provided at most locations.

Our Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, insurance premium and automobile warranty financing and safe deposit box services. Our Banks' mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries formed during 1998. Insurance premium and automobile warranty financing activity is conducted through a separate subsidiary owned by one of our Banks. Our Banks also offer title insurance services through a separate subsidiary and provide investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Banks do not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Banks' branch networks. The local economies of the communities served by our Banks are relatively stable and reasonably diversified. Our Banks serve their markets through their four main offices and a total of 77 branches, 4 drive-thru facilities and 12 loan production offices.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

                                     2003            2002           2001
                                     -----           -----          -----
Interest and fees on loans            65.3%           68.0%          72.9%
Other interest income                 11.3            12.8           10.4
Non-interest income                   23.4            19.2           16.7
                                     -----           -----          -----
                                     100.0%          100.0%         100.0%
                                     =====           =====          =====

As of December 31, 2003, we had 960 full-time employees and 259 part-time employees.

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

Included in our Tier 1 capital is $50.6 million of trust preferred securities (classified on our balance sheet as "Guaranteed preferred beneficial interests in Company's subordinated debentures"). In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in Tier 1 capital until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow us to include trust preferred securities in Tier 1 capital.

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

                                       TOTAL                 TIER 1
                                    RISK-BASED             RISK-BASED
                                   CAPITAL RATIO          CAPITAL RATIO              LEVERAGE RATIO
                                   -------------          -------------         ---------------------------
Well capitalized                   10% or above           6% or above           5% or above
Adequately capitalized              8% or above           4% or above           4% or above
Undercapitalized                   Less than 8%           Less than 4%          Less than 4%
Significantly undercapitalized     Less than 6%           Less than 3%          Less than 3%
Critically undercapitalized                 --                     --           A ratio of tangible equity
                                                                                to total assets of 2% or less

At December 31, 2003, each of our Bank's ratios exceeded minimum requirements for the well-capitalized category.

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

Insider Transactions. Our Banks are subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with us or our subsidiaries on investments in our stock or other securities issued by us or our subsidiaries and the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our Banks to their directors and officers, to our directors and officers and those of our subsidiaries, to our principal shareholders, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our Banks maintain a correspondent relationship.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at www.ibcp.com as soon as reasonably practicable after filing with the SEC.

ITEM 1. BUSINESS -- STATISTICAL DISCLOSURE

I.  (A)  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

    (B)  INTEREST RATES AND INTEREST DIFFERENTIAL

    (C)  INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" of the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO


 (A) The following table sets forth the book value of securities at December 31:

                                                  2003         2002         2001
                                                --------     --------     --------
                                                          (in thousands)
Available for sale
   U.S. Treasury                                $    301     $    306     $ 10,282
   States and political subdivisions             197,791      162,917      131,794
   Mortgage-backed                               138,986       84,923       75,806
   Other asset-backed                             33,130       42,138        3,200
   Trust preferred                                31,078       33,211       31,807
   Preferred stock                                30,263       26,297       19,636
   Corporate                                      21,909       20,817       17,082
   Other                                             538          637          696
                                                --------     --------     --------
       Total                                    $453,996     $371,246     $290,303
                                                ========     ========     ========

         (B) The following table sets forth contractual maturities of securities at December 31, 2003 and the weighted average yield of such securities:

                                                             Maturing                Maturing
                                        Maturing             After One              After Five              Maturing
                                         Within              But Within             But Within               After
                                        One Year             Five Years              Ten Years             Ten Years
                                     -------------        ---------------         --------------        ---------------
                                     Amount   Yield        Amount   Yield         Amount    Yield        Amount    Yield
                                     -------  -----       --------  -----         -------   -----        ------    -----
                                                                   (dollars in thousands)
Available for sale
   U.S. Treasury                     $   301  3.03%
   States and political
   subdivisions                        3,714  7.74        $ 25,479   7.72%        $50,375   7.48%       $118,223   7.08%
   Mortgage-backed                     8,809  4.93         129,918   4.39              90   7.22             169   5.47
   Other asset-backed                                       29,873   6.29           3,257   6.96
   Trust preferred                                                                                        31,078   7.32
   Preferred stock                     1,225  8.22                                  2,064   7.86          26,974   5.13
   Corporate                           7,147  7.28          14,762   5.38
   Other securities                                                                                          538   6.16
                                     -------              --------                -------               --------
       Total                         $21,196  6.03%       $200,032   5.17%        $55,786   7.47%       $176,982   6.82%
                                     =======              ========                =======               ========

Tax equivalent adjustment
  for calculations of yield             $128                  $688                 $1,363                 $3,296
                                     =======              ========                =======               ========

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

                          Tax-Exempt                    Rate on Tax
Available for sale           Rate       Adjustment    Equivalent Basis
------------------        ----------    ----------    ----------------
Under 1 year                 5.27%         2.59%            7.86%
1-5 years                    5.02          2.70             7.72
5-10 years                   4.90          2.60             7.50
After 10 years               4.43          2.27             6.70

III. LOAN PORTFOLIO

         (A) The following table sets forth total loans outstanding at December 31:

                             2003         2002         2001         2000         1999
                          ----------   ----------   ----------   ----------   ----------
                                                 (in thousands)
Loans held for sale       $   32,642   $  129,577   $   77,220   $   20,817   $   12,950
Real estate mortgage         681,602      601,799      661,462      772,223      757,019
Commercial                   603,558      536,715      482,046      381,066      334,212
Installment                  234,562      242,928      241,176      226,375      199,410
Finance receivables          147,671
                          ----------   ----------   ----------   ----------   ----------
    Total Loans           $1,700,035   $1,511,019   $1,461,904   $1,400,481   $1,303,591
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

         (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2003:

                                    Due
                          Due     After One      Due
                        Within   But Within     After
                       One Year  Five Years   Five Years    Total
                       --------  ----------   ----------  --------
                                     (in thousands)
Real estate mortgage   $ 62,453   $ 44,244     $  5,397   $112,094
Commercial              194,647    346,179       62,732    603,558
Finance receivables     130,163     17,508                 147,671
                       --------   --------     --------   --------
    Total              $387,263   $407,931     $ 68,129   $863,323
                       ========   ========     ========   ========

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2003:

                                              Fixed     Variable
                                               Rate       Rate       Total
                                             --------   --------   --------
                                                     (in thousands)
Due after one but within five years          $361,732   $ 46,199   $407,931
Due after five years                           67,188        941     68,129
                                             --------   --------   --------
    Total                                    $428,920   $ 47,140   $476,060
                                             ========   ========   ========

         (C) The following table sets forth non-performing loans at December 31:

                                              2003       2002        2001         2000        1999
                                              ----       ----        ----         ----        ----
                                                                (in thousands)
(a)   Loans accounted for on a
      non-accrual basis (1, 2)               $ 9,122    $5,738      $5,990       $5,200      $2,980

(b)   Aggregate amount of loans
      ninety days or more past due
      (excludes loans in (a) above)            3,284     3,961       2,771        1,571       2,029

(c)   Loans not included above which
      are "troubled debt restruc-
      turings" as defined in State-
      ment of Financial Accounting
      Standards No. 15 (2)                       335       270         285          260         270
                                             -------    ------      ------       ------      ------
          Total non-performing loans         $12,741    $9,969      $9,046       $7,031      $5,279
                                             =======    ======      ======       ======      ======

(1) The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2) Interest in the amount of $665,000 would have been earned in 2003 had loans in categories (a) and (c) remained at their original terms, however, only $316,000 was included in interest income for the year with respect to these loans.

         Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $7,300,000 at December 31, 2003. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to our Banks.

         At December 31, 2003, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

         There were no other interest-bearing assets at December 31, 2003, that would be required to be disclosed above (Item III(C)), if such assets were loans.

         There were no foreign loans outstanding at December 31, 2003.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

         (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                 2003        2002           2001           2000            1999
                                                 ----        ----           ----           ----            ----
                                                                 (dollars in thousands)
Total loans outstanding at the end of
  the year (net of unearned fees)             $1,700,035  $1,511,019     $1,461,904     $1,400,481      $1,303,591
                                              ==========  ==========     ==========     ==========      ==========

Average total loans outstanding for
  the year (net of unearned fees)             $1,623,565  $1,437,925     $1,428,194     $1,352,356      $1,231,357
                                              ==========  ==========     ==========     ==========      ==========

Balance of allowance for loan losses
  at beginning of year                        $   16,705  $   16,167     $   13,982     $   12,985      $   11,557
                                              ----------  ----------     ----------     ----------      ----------
Loans charged-off
  Real estate mortgage                               413         626            125            176             100
  Commercial                                       1,628       1,002            514          1,205             176
  Installment                                      2,412       2,129          1,557          1,587           1,704
  Finance receivables                                160
                                              ----------  ----------     ----------     ----------      ----------
    Total loans charged-off                        4,613       3,757          2,196          2,968           1,980
                                              ----------  ----------     ----------     ----------      ----------
Recoveries of loans previously
  charged-off
  Real estate mortgage                               115          46              5              5               7
  Commercial                                         216          73             65            109             299
  Installment                                        756         614            574            564             441
                                              ----------  ----------     ----------     ----------      ----------
    Total recoveries                               1,087         733            644            678             747
                                              ----------  ----------     ----------     ----------      ----------
    Net loans charged-off                          3,526       3,024          1,552          2,290           1,233
Additions to allowance charged to
  operating expense                                4,032       3,562          3,737          3,287           2,661
Allowance on loans from business acquired            517
                                              ----------  ----------     ----------     ----------      ----------
Balance at end of year                        $   17,728  $   16,705     $   16,167     $   13,982      $   12,985
                                              ==========  ==========     ==========     ==========      ==========

Net loans charged-off as a percent of
  average loans outstanding (includes loans
  held for sale) for the year                        .22%        .21%           .11%           .17%            .10%

Allowance for loan losses as a
  percent of loans outstanding (includes
  loans held for sale) at the end of the year       1.04        1.11           1.11           1.00            1.00

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

         (B) Our Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

                                        2003                             2002                           2001
                                        ----                             ----                           ----
                                              Percent                         Percent                          Percent
                               Allowance    of Loans to         Allowance   of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount     Total Loans          Amount      Total Loans
                               ---------    -----------         ---------   -----------         ---------    -----------
                                                                (dollars in thousands)
Commercial                      $ 8,654         35.5%            $ 8,115        35.5%            $ 8,823         33.0%
Real estate mortgage                467         42.0                 507        48.4                 299         50.5
Installment                       1,600         13.8               1,571        16.1               1,499         16.5
Finance receivables                 699          8.7
Unallocated                       6,308                            6,512                           5,546
                                -------        -----             -------       -----             -------        -----
    Total                       $17,728        100.0%            $16,705       100.0%            $16,167        100.0%
                                =======        =====             =======       =====             =======        =====

                                        2000                             1999
                                        ----                             ----
                                              Percent                          Percent
                               Allowance    of Loans to         Allowance    of Loans to
                                Amount      Total Loans          Amount      Total Loans
                               ---------    -----------         ---------    -----------
                                               (dollars in thousands)
Commercial                      $ 4,683         27.4%            $ 4,210        25.9%
Real estate mortgage              1,243         56.4               1,208        58.8
Installment                       2,057         16.2               1,783        15.3
Unallocated                       5,999                            5,784
                                -------        -----             -------       -----
    Total                       $13,982        100.0%            $12,985       100.0%
                                =======        =====             =======       =====

V. DEPOSITS

         The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

                                          2003                             2002                              2001
                                          ----                             ----                              ----
                                 Average                          Average                          Average
                                 Balance        Rate              Balance       Rate               Balance        Rate
                                 -------        ----              -------       ----               -------        ----
                                                               (dollars in thousands)
Non-interest bearing demand     $  183,032                       $  156,294                       $  138,200
Savings and NOW                    688,697      0.71%               634,357     1.17%                583,817      1.97%
Time deposits                      741,731      3.09                688,297     4.02                 623,657      5.31
                                ----------                       ----------                       ----------
    Total                       $1,613,460      1.72%            $1,478,948     2.38%             $1,345,674      3.32%
                                ==========                       ==========                       ==========

         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2003:

                                                (in thousands)
Three months or less                               $117,561
Over three through six months                        69,678
Over six months through one year                     53,855
Over one year                                       255,135
                                                   --------
Total                                              $496,229
                                                   ========

VI. RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                                       2003       2002       2001        2000        1999
                                                       ----       ----       ----        ----        ----
Net income as a percent of
   Average common equity                               24.89%    21.34%      18.52%      16.59%       7.26%
   Average total assets                                 1.69      1.52        1.35        1.15        0.52

Dividends declared per share as a
  percent of diluted net income per share               31.6     30.38       32.28       34.31       60.47

Average shareholders' equity as a percent
  of average total assets                               6.80      7.14        7.28        6.92        7.16

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

ITEM 2. PROPERTIES

We and our Banks operate a total of 99 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Banks' business or to the consolidated financial statements.

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

The following sets forth certain information with respect to our executive officers and certain key officers of our subsidiaries (included for information purposes only) at December 31, 2003.

                                                                                              First elected
                                                                                             as an executive
Name (Age)                            Position                                                  officer
----------                            --------                                                  -------
Charles C. Van Loan (56)              President, Chief Executive Officer and Director             1984

Robert N. Shuster (46)                Executive Vice President and Chief Financial Officer        1999

Edward B. Swanson (50)                President and Chief Executive Officer - Independent         1989
                                      Bank South Michigan

Michael M. Magee, Jr. (48)            President and Chief Executive Officer - Independent         1993
                                      Bank

Ronald L. Long (44)                   President and Chief Executive Officer - Independent         1993
                                      Bank East Michigan

David C. Reglin (44)                  President and Chief Executive Officer - Independent         1998
                                      Bank West Michigan

Peter R. Graves (46)                  Senior Vice President, Commercial Loans                     1999
                                      Independent Bank Corporation

Richard E. Butler (52)                Senior Vice President, Operations - Independent             1998
                                      Bank Corporation

James J. Twarozynski (38)             Senior Vice President, Controller - Independent             2002
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

Prior to being named Senior Vice President in 2002, Mr. Twarozynski was Vice President and Controller.

PART II.

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Quarterly Summary " in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the caption "Asset/liability management" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

                    Independent Auditor's Report

                    Consolidated Statements of Financial Condition at
                      December 31, 2003 and 2002

                    Consolidated Statements of Operations for the years ended
                      December 31, 2003, 2002 and 2001

                    Consolidated Statements of Cash Flows for the years ended
                      December 31, 2003, 2002 and 2001

                    Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 2003, 2002 and 2001

                    Consolidated Statements of Comprehensive Income
                      for the years ended December 31, 2003, 2002 and 2001

                    Notes to Consolidated Financial Statements

PART II.

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this annual report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our annual report on Form 10-K for the annual period ended December 31, 2003.

There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to our Directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. A copy of our Code of Ethics is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 2003" and "Aggregated Stock Option Exercises in 2003 and Year End Option Values" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

We maintain certain equity compensation plans under which common stock is authorized for issuance to employees and directors, including our Incentive Share Grant Plan, Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.

PART III.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                                                                                                    (c)
                                                                                           Number of securities
                                                 (a)                                      remaining available for
                                        Number of securities              (b)              future issuance under
                                          to be issued upon         Weighted-average        equity compensation
                                       exercise of outstanding     exercise price of         plans (excluding
                                          options, warrants       outstanding options,     securities reflected
Plan Category                              and rights (1)         warrants and rights         in column (a))
-------------                              --------------         -------------------         --------------
Equity compensation plans
  approved by security holders                1,121,000                   $14.30                   496,000
                                              =========                    =====                   =======

Equity compensation plan
  not approved by security holders                 None                                               None

(1) We have not granted warrants or rights applicable to this chart.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Audit Matters and Our Relationship With Our Independent Public Accountants" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Financial Statements

              All of our financial statements are incorporated herein by reference as set forth in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2004 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

        2.    Financial Statement Schedules

              Not applicable

        3. Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

(b)           Reports on Form 8-K

              A report on Form 8-K was filed on October 23, 2003, under item 12. The report included our press release dated October 23, 2003, regarding our earnings during the quarter ended September 30, 2003. An additional report on Form 8-K was filed on October 23, 2003, under item 12. The report included supplemental data to the Registrant's press release dated October 23, 2003, regarding its earnings during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 4, 2004.

INDEPENDENT BANK CORPORATION

    s/Charles C. Van Loan        Charles C. Van Loan, President and Chief
---------------------------------Executive Officer
                                      (Principal Executive Officer)

    s/Robert N. Shuster          Robert N. Shuster, Executive Vice President
--------------------------------- and Chief Financial Officer
                                      (Principal Financial Officer)

    s/James J. Twarozynski       James J. Twarozynski, Senior Vice President
---------------------------------       and Controller
                                       (Principal Accounting Officer)

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

Terry L. Haske, Director                s/Terry L. Haske
                                        ----------------------------------------

Robert L. Hetzler, Director             s/Robert L. Hetzler
                                        ----------------------------------------

James E. McCarty, Director              s/James E. McCarty
                                        ----------------------------------------

Charles A. Palmer, Director             s/Charles A. Palmer
                                        ----------------------------------------

Charles C. Van Loan, Director           s/Charles C. Van Loan
                                        ----------------------------------------

Jeffrey A. Bratsburg, Director          s/Jeffrey A. Bratsburg
                                        ----------------------------------------

                                  EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

13 Appendix to our definitive proxy statement, relating to the April 23, 2004 Annual Meeting of Shareholders. This appendix will be filed with the Commission as part of our proxy statement and will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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

4.1 Certificate of Trust of IBC Capital Finance II dated February 26, 2003 (incorporated herein by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.2 Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.3 Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.4 Preferred Securities Guarantee Agreement dated March 19, 2003 (incorporated herein by reference to Exhibit 4.4 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.5 Agreement as to Expenses and Liabilities dated March 19, 2003 (incorporated herein by reference to Exhibit 4.5 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.6      Indenture dated March 19, 2003 (incorporated herein by reference to
         Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31,
         2003).

4.7 8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

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

10.8 Agreement and Plan of Merger by and among Independent Bank Corporation, IBC Merger Co., Mepco Insurance Premium Financing, Inc., and the shareholders of Mepco Insurance Premium Financing, Inc., dated February 24, 2003 (incorporated herein by reference to Exhibit 99.2 to our Form 8-K dated February 24, 2003).

* Represents a compensation plan.