Form 10-Q
period 2004-03-31
INDEPENDENT BANK CORP /MI/
filed 2004-05-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

Commission file number 0-7818

INDEPENDENT BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2032782
(State or jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	Number)

230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
(Address of principal executive offices)

(616) 527-9450
(Registrant’s telephone number, including area code)

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No___

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	19,763,022
Class	Outstanding at May 5, 2004

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX		Number(s)

PART I - Financial Information

Item 1.	Consolidated Statements of Financial Condition
	March 31, 2004 and December 31, 2003	2
	Consolidated Statements of Operations
	Three-month periods ended March 31, 2004 and 2003	3
	Consolidated Statements of Cash Flows
	Three-month periods ended March 31, 2004 and 2003	4
	Consolidated Statements of Shareholders' Equity
	Three-month periods ended March 31, 2004 and 2003	5
	Notes to Interim Consolidated Financial Statements	6-14
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33

PART II - Other Information

Item 2.	Changes in securities, use of proceeds and issuer purchases of
	equity securities	34
Item 6.	Exhibits & Reports on Form 8-K	34

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

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31, 2004	December 31, 2003

	(unaudited)

	(in thousands)
Assets Cash and due from banks	$57,268	$61,741
Securities available for sale	454,148	453,996
Federal Home Loan Bank stock, at cost	13,965	13,895
Loans held for sale	53,784	32,642
Loans
Commercial	609,626	603,558
Real estate mortgage	686,707	681,602
Installment	231,911	234,562
Finance receivables	175,768	147,671

Total Loans	1,704,012	1,667,393
Allowance for loan losses	(17,726)	(17,728)

Net Loans	1,686,286	1,649,665
Property and equipment, net	46,049	43,979
Bank owned life insurance	37,222	36,850
Goodwill	16,689	16,696
Other intangibles	7,071	7,523
Accrued income and other assets	41,783	43,135

Total Assets	$2,414,265	$2,360,122

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$201,315	$192,733
Savings and NOW	731,380	700,541
Time	779,518	809,532

Total Deposits	1,712,213	1,702,806
Federal funds purchased	45,205	53,885
Other borrowings	358,053	331,819
Subordinated debentures	52,165	52,165
Financed premiums payable	36,813	26,340
Accrued expenses and other liabilities	37,280	30,891

Total Liabilities	2,241,729	2,197,906

Shareholders' Equity
Preferred stock, no par value--200,000 shares authorized; none outstanding
Common stock, $1.00 par value--30,000,000 shares authorized;
issued and outstanding: 19,691,374 shares at March 31, 2004
and 19,568,867 shares at December 31, 2003	19,691	19,569
Capital surplus	120,841	119,353
Retained earnings	22,245	16,953
Accumulated other comprehensive income	9,759	6,341

Total Shareholders' Equity	172,536	162,216

Total Liabilities and Shareholders' Equity	$2,414,265	$2,360,122

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended March 31,
	2004	2003

	(unaudited)

	(in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$30,126	$26,661
Securities available for sale
Taxable	3,094	2,899
Tax-exempt	2,229	1,918
Other investments	166	142

Total Interest Income	35,615	31,620

Interest Expense
Deposits	6,202	7,171
Other borrowings	4,038	3,642

Total Interest Expense	10,240	10,813

Net Interest Income	25,375	20,807
Provision for loan losses	801	1,000

Net Interest Income After Provision for Loan Losses	24,574	19,807

Non-interest Income
Service charges on deposit accounts	3,641	3,271
Net gains on asset sales
Real estate mortgage loans	1,059	4,032
Securities	493	512
Title insurance fees	544	743
Manufactured home loan origination fees	289	358
Real estate mortgage loan servicing	(684)	(350)
Other income	2,095	1,849

Total Non-interest Income	7,437	10,415

Non-interest Expense
Compensation and employee benefits	11,099	9,641
Occupancy, net	1,823	1,598
Furniture and fixtures	1,390	1,320
Other expenses	6,346	5,496

Total Non-interest Expense	20,658	18,055

Income Before Income Tax	11,353	12,167
Income tax expense	2,910	3,350

Net Income	$8,443	$8,817

Net Income Per Share
Basic	$.43	$.45
Diluted	.42	.44
Dividends Per Common Share
Declared	$.16	$.13
Paid	.16	.13

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2004	2003

	(unaudited)

	(in thousands)

Net Income	$8,443	$8,817

Adjustments to Reconcile Net Income
to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	69,793	233,776
Disbursements for loans held for sale	(89,876)	(206,862)
Provision for loan losses	801	1,000
Depreciation and amortization of premiums and accretion of
discounts on securities and loans	2,435	1,707
Net gains on sales of real estate mortgage loans	(1,059)	(4,032)
Net gains on sales of securities	(493)	(512)
Deferred loan fees	(208)	291
Increase in accrued income and other assets	(1,171)	(2,296)
Increase in accrued expenses and other liabilities	17,229	5,814

	(2,549)	28,886

Net Cash from Operating Activities	5,894	37,703

Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	13,112	1,326
Proceeds from the maturity of securities available for sale	1,024	9,278
Principal payments received on securities available for sale	10,013	22,056
Purchases of securities available for sale	(18,377)	(48,652)
Principal payments on portfolio loans purchased	2,235	3,131
Portfolio loans originated, net of principal payments	(39,449)	(12,448)
Purchase of common securities		(1,565)
Capital expenditures	(3,521)	(1,422)

Net Cash used in Investing Activities	(34,963)	(28,296)

Cash Flow from (used in) Financing Activities
Net increase in total deposits	9,407	24,742
Net decrease in short-term borrowings	(590)	(29,246)
Proceeds from Federal Home Loan Bank advances	146,400	86,100
Payments of Federal Home Loan Bank advances	(128,256)	(140,606)
Dividends paid	(2,934)	(2,494)
Proceeds from issuance of subordinated debentures		50,277
Proceeds from issuance of common stock	569	1,195
Repurchase of common stock		(308)

Net Cash from (used in) Financing Activities	24,596	(10,340)

Net Decrease in Cash and Cash Equivalents	(4,473)	(933)
Cash and Cash Equivalents at Beginning of Period	61,741	60,731

Cash and Cash Equivalents at End of Period	$57,268	$59,798

Cash paid during the period for
Interest	$10,164	$12,360
Income taxes
Transfer of loans to other real estate	1,043	1,138

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Three months ended March 31,
	2004	2003

	(unaudited)

	(in thousands)
Balance at beginning of period	$162,216	$138,047
Net income	8,443	8,817
Cash dividends declared	(3,151)	(2,521)
Issuance of common stock	1,610	1,195
Repurchase of common stock		(308)
Net change in accumulated other comprehensive
income, net of related tax effect (note 4)	3,418	163

Balance at end of period	$172,536	$145,393

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2004 and December 31, 2003, and the results of operations for the three-month periods ended March 31, 2004 and 2003. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2003 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.     Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $10.7 million at March 31, 2004, and $12.7 million at December 31, 2003. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

3.     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4.     Comprehensive income for the three-month periods ended March 31 follows:

	Three months ended March 31,
	2004	2003

	(in thousands)
Net income	$8,443	$8,817
Net change in unrealized gain on securities
available for sale, net of related tax effect	3,921	(405)
Net change in unrealized loss on derivative
instruments, net of related tax effect	(503)	568

Comprehensive income	$11,861	$8,980

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended March 31,
	2004	2003

	(in thousands)
Gain reclassified into earnings	$493	$512
Federal income tax expense as a
result of the reclassification of these
amounts from comprehensive income	173	179

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:

As of or for the three months ended March 31,

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total

	(in thousands)
2004
Total assets	$1,021,575	$467,169	$371,337	$348,920	$193,728	$233,285	$221,749	$2,414,265
Interest income	14,807	6,810	4,839	4,861	4,299	4	5	35,615
Net interest income	10,333	5,269	3,379	3,646	3,818	(1,070)		25,375
Provision for loan losses	353	148	104	40	156			801
Income (loss) before
income tax	4,790	3,084	1,808	1,449	1,690	(1,273)	195	11,353
Net income (loss)	3,672	2,233	1,357	1,179	1,032	(835)	195	8,443

2003
Total assets	$983,169	$434,201	$317,030	$341,274		$221,619	$235,800	$2,061,493
Interest income	15,100	6,866	4,649	5,012		12	19	31,620
Net interest income	9,744	5,004	3,105	3,537		(583)		20,807
Provision for loan losses	330	360	60	250				1,000
Income (loss) before
income tax	6,311	3,432	1,955	1,347		(640)	238	12,167
Net income (loss)	4,598	2,406	1,434	1,128		(511)	238	8,817

(1)     Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months ended March 31,
	2004	2003

	(in thousands, except per share amounts)
Net income	$8,443	$8,817

Average shares outstanding (Basic) (1)	19,611	19,660
Effect of dilutive securities - stock options	433	331

Average shares outstanding (Diluted)	20,044	19,991

Net income per share
Basic	$.43	$.45
Diluted	.42	.44

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

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	March 31, 2004
	Notional Amount	Average Maturity (years)	Fair Value

	(dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements	$86,159	4.3	$155

Cash Flow Hedge - pay fixed interest-rate swap agreements	$349,000	1.4	$(4,953)

No hedge designation
Pay fixed interest-rate swap agreements	$15,000	1.6	$(143)
Pay variable interest-rate swap agreements	15,000	0.5	12
Rate-lock real estate mortgage loan commitments	58,800	0.1	246
Mandatory commitments to sell real estate mortgage loans	102,000	0.1	23

Total	$190,800	0.3	$138

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps.

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate collars, we will receive cash if interest rates rise above a predetermined level while we will make cash payments if interest rates fall below a predetermined level. As a result, we effectively have variable rate debt with an established maximum and minimum rate.

We record the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.1 million, net of tax, of unrealized losses on Cash Flow Hedges at March 31, 2004 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2004 is 5.3 years.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2004 and 2003 is as follows:

	Net Income	Other Comprehensive Income	Total
	(in thousands)
Change in fair value during the three-
month period ended March 31, 2004
Interest-rate swap agreements
not designated as hedges	$(48)		$(48)
Rate Lock Commitments	52		52
Mandatory Commitments	163		163
Ineffectiveness of cash flow hedges	15		15
Cash flow hedges		$(2,163)	(2,163)
Reclassification adjustment		1,390	1,390

Total	182	(773)	(591)
Income tax	63	(270)	(207)

Net	$119	$(503)	$(384)

	Net Income	Income (Expense) Other Comprehensive Income	Total
	(in thousands)
Change in fair value during the three-
month period ended March 31, 2003
Rate Lock Commitments	$57		$57
Mandatory Commitments	539		539
Ineffectiveness of cash flow hedges	(24)		(24)
Cash flow hedges	(28)	$(918)	(946)
Reclassification adjustment		1,791	1,791

Total	544	873	1,417
Federal income tax	190	305	495

Net	$354	$568	$922

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

Intangible assets, net of amortization, were comprised of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars in thousands)
Amortized intangible assets
Core deposit	$13,386	$8,342	$13,386	$8,067
Customer relationship	2,604	755	2,604	589
Other	220	42	220	31

Total	$16,210	$9,139	$16,210	$8,687

Unamortized intangible assets -
Goodwill	$16,689		$16,696

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of March 31, 2004.

Amortization of intangibles, primarily amortization of core deposit intangibles, has been estimated through 2009 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Nine months ended December 31, 2004	$1,342
Year ending December 31:
2005	1,556
2006	1,392
2007	1,278
2008	1,032
2009 and thereafter	471

Total	$7,071

Changes in the carrying amount of goodwill by reporting segment for the three months ended March 31, 2004 were as follows:

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Total

	(dollars in thousands)
Balance, December 31, 2003	$6,754	$32	$	$180	$9,397	$333	$16,696
Goodwill adjustment during period					(7)		(7)

Balance, March 31, 2004	$6,754	$32	$	$180	$9,390	$333	$16,689

(1)Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     We maintain stock option plans for our non-employee directors as well as certain of our officers and those of our Banks and their subsidiaries. Options that were granted under these plans are exercisable not earlier than six months after the date of grant, at a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant.

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

	Three months ended March 31,
	2004	2003

	(in thousands, except per share amounts)
Net income - as reported	$8,443	$8,817
Stock based compensation expense determined under
fair value based method, net of related tax effect	(504)	(435)

Pro-forma net income	$7,939	$8,382

Income per share
Basic
As reported	$.43	$.45
Pro-forma	.40	.43
Diluted
As reported	$.42	$.44
Pro-forma	.40	.42

10.   On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. with the purpose of adding a high margin business with good growth prospects and to take advantage of our relatively lower cost of funds and greater access to capital. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. As a result of the closing of this transaction we issued 272,439 shares of common stock and paid out $5.0 million in cash on April 15, 2003as the initial consideration. Under the terms of the agreement and plan of merger additional consideration may be paid in the future primarily pursuant to a five-year earn out. During the first quarter of 2004, Mepco recorded approximately $4.3 million in interest income and fees on loans, $0.5 million in interest expense, a $0.2 million provision for credit losses, $0.1 million in non-interest income, $2.0 million in non-interest expense, $1.7 million in income before income taxes and $1.0 million in net income. At March 31, 2004 Mepco had total assets of $193.7 million, including finance receivables of $175.8 million. We recorded purchase accounting adjustments related to the Mepco acquisition including recording goodwill of $9.4 million, establishing a customer relationship intangible of $2.6 million, a covenant not to compete of $0.2 million and writing down fixed assets (software in the process of development) by $2.3 million. The customer relationship intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years. Included in the first quarter of 2004 was $0.2 million for amortization of the customer relationship intangible and the covenant not to compete.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a condensed balance sheet of Mepco at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

(in thousands)
Cash	$2,217
Finance receivables, net	99,156
Property and equipment	1,233
Intangible assets	2,824
Goodwill	9,390
Other assets	3,011

Total assets acquired	117,831

Short-term borrowings	79,893
Financed premiums payable	24,628
Other liabilities	3,028

Total liabilities assumed	107,549

Net assets acquired	$10,282

11.     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN #46”) which addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For enterprises with variable interest entities created before February 1, 2003, this Interpretation applies no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. However, certain disclosure requirements were effective for all financial statements issued after January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46 discussed in the previous paragraph. Under the general transition provisions of FIN 46R all public entities are required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R during the quarter ended March 31, 2004 did not have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS #149”) which amends SFAS #133 to clarify the definition of a derivative and expand the nature of exemptions from SFAS #133. SFAS #149 also clarifies the application of hedge accounting when using certain instruments and the application of SFAS #133 to embedded derivative instruments. SFAS #149 also modifies the cash flow presentation of derivative instruments that contain financing elements. This Statement is effective for contracts entered into or modified after June 30, 2003, with early adoption encouraged. Adoption of this Statement did not have a material impact on our financial condition or results of operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS #150”) which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS #150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS #150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent’s financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on our financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a material impact on our financial condition or results of operations.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB #105”) which provides guidance about the measurement of loan commitments required to be accounted for as derivative instruments and recognized at fair value under SFAS #133. SAB #105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB #105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. Our current policies are consistent with the guidance issued in SAB #105.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations. This SOP does not apply to loans originated by us and is effective for loans acquired in fiscal years beginning after December 15, 2004. This SOP is not expected to have a material impact on our financial condition or results of operations.

12.     The results of operations for the three-periods ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2003 Annual Report on Form 10-K.

FINANCIAL CONDITION

Summary Our total assets increased by $54.1 million during the first three months of 2004. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.704 billion at March 31, 2004, an increase of $36.6 million from December 31, 2003. This was primarily due to an increase in commercial loans, real estate mortgage loans and finance receivables that was partially offset by a decline in installment loans. (See “Portfolio loans and asset quality.”) Loans held for sale increased by $21.1 million, as the volume of new originations of such loans exceeded loan sales in the first quarter of 2004.

Deposits totaled $1.712 billion at March 31, 2004, compared to $1.703 billion at December 31, 2003. The $9.4 million increase in total deposits during the period principally reflects an increase in non-interest bearing, savings and NOW deposit accounts partially offset by a decline in time deposits. Other borrowings totaled $358.1 million at March 31, 2004, an increase of $26.2 million from December 31, 2003. This was primarily attributable to funding growth in loans held for sale.

Securities We maintain diversified securities portfolios, which may include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. We also believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities

		Unrealized

	Amortized Cost	Gains	Losses	Fair Value

		(in thousands)
Securities available for sale
March 31, 2004	$434,180	$21,848	$1,880	$454,148
December 31, 2003	444,060	15,681	1,745	453,996

Securities available for sale remained relatively unchanged during the first quarter of 2004 as a decline in amortized cost associated with the sale of some corporate securities was offset by an increase in net unrealized gains. Generally we cannot earn the same interest-rate spread on securities as we can on loans. As a result, offsetting slow loan growth with purchases of securities will tend to erode some of our profitability measures including our return on assets.

At March 31, 2004 and December 31, 2003 we had $27.9 million and $33.1 million, respectively, of asset-backed securities included in securities available for sale. Approximately 83% of our asset-backed securities at March 31, 2004 are backed by mobile home loans (compared to 86% at December 31, 2003). All of our asset-backed securities are rated as investment grade (by the major rating agencies) except for one mobile home loan asset-backed security with a balance of $3.1 million at March 31, 2004. With respect to this particular security, it had a split rating at March 31, 2004 (an above investment grade rating by one rating agency and a below investment grade rating by a different rating agency). We do not foresee, at the present time, any risk of loss (related to credit issues) on our asset-backed securities.

Sales of securities available for sale were as follows (See “Non-interest income.”):

	Three months ended March 31,
	2004	2003

	(in thousands)
Proceeds	$13,112	$1,326

Gross gains	$619	$512
Gross losses	126

Net Gains	$493	$512

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

Our April 2003 acquisition of Mepco added the financing of insurance premiums and extended automobile warranties to our lending activities. These are new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States although its insurance premium financing business is presently concentrated in California and Illinois. Mepco generally does not evaluate the creditworthiness of the individual borrower but instead primarily relies on the loan collateral (the unearned insurance premium or automobile warranty contract) in the event of default. As a result, we have established and monitor insurance carrier concentration limits in order to manage our collateral exposure. The insurance carrier concentration limits are primarily based on the insurance company’s AM Best rating and statutory surplus level. Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or automobile warranty contract in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan origination activities and initial borrower contact is entirely done through unrelated third parties (primarily insurance agents and automobile warranty administrators or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.

Although the management and board of directors of each of our banks retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, provides requisite controls and promotes compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations.

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) During the first three months of 2004 our balance of real estate mortgage loans increased by $5.1 million. Because of the relatively low interest rate environment over the past few years, borrowers have more often sought longer-term fixed rate mortgage loans. If borrowers continue to prefer longer-term fixed rate mortgage loans (which we generally sell as described above), we believe it may be difficult to appreciably grow our real estate mortgage loan portfolio in the foreseeable future.

The $6.1 million increase in commercial loans during the three months ended March 31, 2004, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $175.8 million of finance receivables at March 31, 2004 are comprised principally of loans to businesses to finance insurance premiums and loans to individuals to finance extended automobile warranties. The finance receivables are a result of our acquisition of Mepco. The growth in this category of loans is primarily due to the geographic expansion of Mepco’s lending activities, particularly in the northeastern United States and the addition of sales staff to call on insurance agencies.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

Non-performing assets

	March 31, 2004	December 31, 2003

	(dollars in thousands)
Non-accrual loans	$8,393	$9,122
Loans 90 days or more past due and
still accruing interest	2,009	3,284
Restructured loans	308	335

Total non-performing loans	10,710	12,741
Other real estate and repossessed assets	3,652	3,256

Total non-performing assets	$14,362	$15,997

As a percent of Portfolio Loans
Non-performing loans	0.63%	0.76%
Allowance for loan losses	1.04	1.06
Non-performing assets to total assets	0.59	.68
Allowance for loan losses as a percent of
non-performing loans	166	139

The decrease in the overall level of non-performing loans in the first quarter of 2004 is primarily due to the receipt of a $1.5 million initial claim on a commercial real estate loan that is presently in foreclosure and that is guaranteed under a federal program through the United States Department of Agriculture (this reduced the balance on this credit from $2.3 million at December 31, 2003 to approximately $0.9 million at March 31, 2004). The balance of the decrease in non-performing loans was principally due to declines in real estate mortgage loans and finance receivables due primarily to the collection of or return to performing status of these loans and to a lesser degree (for real estate mortgage loans) due to charge-offs and transfers to other real estate and repossessed assets. Other real estate and repossessed assets totaled $3.7 million and $3.3 million at March 31, 2004 and December 31, 2003, respectively. This increase is primarily a result of a rise in the level of residential homes acquired through foreclosure.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. The decrease in the level of loans 90 days or more past due and still accruing interest at March 31, 2004 compared to December 31, 2003 is primarily due to the aforementioned decline in the federally guaranteed commercial real estate loan. We believe the collection of the accrued but unpaid interest on non-performing loans categorized as 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.19% on an annualized basis in the first quarter of 2004 compared to 0.17% in the first quarter of 2003. The increase in net charge-offs is primarily due to increased charge-offs in the installment (consumer) and real estate mortgage loan portfolios.

Impaired loans totaled approximately $14.6 million and $7.9 million at March 31, 2004 and 2003, respectively. At those same dates, certain impaired loans with balances of approximately $7.7 million and $5.9 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.5 million and $1.7 million, respectively. Our average investment in impaired loans was approximately $14.0 million and $6.6 million for the three-month periods ended March 31, 2004 and 2003, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first quarter of 2004 was approximately $0.14 million compared to $0.06 million in the first quarter of 2003.

Allowance for loan losses

	Three months ended March 31,
	2004	2003

	(in thousands)
Balance at beginning of period	$17,728	$16,705
Additions (deduction)
Provision charged to operating expense	801	1,000
Recoveries credited to allowance	258	340
Loans charged against the allowance	(1,061)	(917)

Balance at end of period	$17,726	$17,128

Net loans charged against the allowance to
average Portfolio Loans (annualized)	0.19%	0.17%

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

Mepco’s allowance for loan losses is determined in a similar manner as discussed above and takes into account delinquency levels, net charge-offs, unsecured exposure and other subjective factors deemed relevant to their lending activities.

Allocation of the Allowance for Loan Losses

	March 31, 2004	December 31, 2003

	(in thousands)
Specific allocations	$1,522	$1,362
Other adversely rated loans	6,425	6,487
Historical loss allocations	3,531	3,571
Additional allocations based on subjective factors	6,248	6,308

	$17,726	$17,728

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

	March 31, 2004			December 31, 2003

	Amount	Average Maturity	Rate	Amount	Average Maturity	Rate

	(dollars in thousands)
Brokered CDs(1)	$378,958	2.4 years	2.50%	$416,566	2.3 years	2.43%
Fixed rate FHLB advances(1)	85,232	4.9 years	4.03	84,638	5.0 years	3.99
Variable rate FHLB advances(1)	121,700	0.5 years	1.28	104,150	0.4 years	1.30
Securities sold under agreements to Repurchase(1)	150,539	0.2 years	1.18	140,969	0.3 years	1.22
Federal funds purchased	45,205	1 day	1.19	53,885	1 day	1.16

Total	$781,634	1.8 years	2.15%	$800,208	1.8 years	2.15%

            (1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $358.1 million at March 31, 2004, compared to $331.8 million at December 31, 2003. The $26.3 million increase in other borrowed funds principally reflects increases in variable rate FHLB advances and in Repurchase Agreements. These additional borrowings were principally used to fund the growth in loans held for sale.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management”.) At March 31, 2004, we employed interest-rate swaps with an aggregate notional amount of $465.2 million. (See note #7 to interim consolidated financial statements.)

Liquidity and capital resources Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios.

At March 31, 2004 we had $410.7 million of time deposits that mature in one year or less. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $932.7 million of our deposits at March 31, 2004 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes unsecured debt and trust preferred securities.

We also believe that a diversified portfolio of quality loans will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been an integral component of our capital management strategies. (See “Acquisitions.”)

In March 2003 a special purpose entity, IBC Capital Finance II (the “trust”) issued $1.6 million of common securities to Independent Bank Corporation and $50.6 million of trust preferred securities to the public. Independent Bank Corporation issued $52.2 million of subordinated debentures to the trust in exchange for the proceeds from the public offering. These subordinated debentures represent the sole asset of the trust.

Prior to the first quarter of 2004 the trust was consolidated in our financial statements and the common securities and subordinated debentures were eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003 (“FIN 46R”), the trust is no longer consolidated with Independent Bank Corporation. Accordingly, we no longer report the $50.6 million of trust preferred securities issued by the trust as liabilities, but instead report the common securities of $1.6 million held by Independent Bank Corporation in other assets and the $52.2 million of subordinated debentures issued by Independent Bank Corporation in the liability section of our Consolidated Statements of Financial Condition. Amounts reported at December 31, 2003 were reclassified to conform to the current presentation. The effect of no longer consolidating the trust had no impact on our operating results.

In July 2003, the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in Tier 1 capital until notice is given to the contrary. As a result, at March 31, 2004 and December 31, 2003 our outstanding trust preferred securities continued to qualify as Tier 1 capital for regulatory purposes, subject to certain limitations. The Federal Reserve intends to review the regulatory implications of FIN 46R and, if warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow us to include trust preferred securities in Tier 1 capital.

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. During the first quarter of 2004 we did not purchase any shares of our common stock compared to the purchase of 16,500 shares at an average price of $18.64 per share in the first quarter of 2003. As of March 31, 2004 we had 750,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors. The reduced level of repurchase activity in the first quarter of 2004 is primarily due to the pending acquisitions of two bank holding companies (See “Acquisitions.”) and our desire to increase our tangible capital ratio prior to the consummation of these acquisitions.

Capitalization

	March 31, 2004	December 31, 2003

	(in thousands)
Subordinated debentures	$52,165	$52,165
Amount not qualifying as regulatory capital	(1,565)	(1,565)

Amount qualifying as regulatory capital	50,600	50,600

Shareholders' Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	19,691	19,569
Capital surplus	120,841	119,353
Retained earnings	22,245	16,953
Accumulated other comprehensive income	9,759	6,341

Total shareholders' equity	172,536	162,216

Total capitalization	$223,136	$212,816

Total shareholders’ equity at March 31, 2004 was up $10.3 million from December 31, 2003, due primarily to the retention of earnings, an increase in accumulated other comprehensive income and the issuance of common stock pursuant to certain compensation plans, partially offset by cash dividends that we declared. Shareholders’ equity totaled $172.5 million, equal to 7.15% of total assets at March 31, 2004. At December 31, 2003, shareholders’ equity totaled $162.2 million, which was equal to 6.87% of assets.

Capital ratios

	March 31, 2004	December 31, 2003

Equity capital	7.15%	6.87%
Tier 1 leverage (tangible equity capital)	8.11	7.91
Tier 1 risk-based capital	10.78	10.55
Total risk-based capital	11.79	11.57

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

RESULTS OF OPERATIONS

Summary Net income totaled $8.4 million during the three months ended March 31, 2004, compared to $8.8 million during the comparable period in 2003. The decline in net income is primarily a result of lower net gains on real estate mortgage loan sales, title insurance fees and real estate mortgage loan servicing fees (due to an increase in the impairment reserve on capitalized mortgage loan servicing rights) as well as an increase in non-interest expenses. Partially offsetting these items were increases in net interest income and service charges on deposit accounts and declines in the provision for loan losses and income tax expense.

Key performance ratios

	Three months ended March 31,
	2004	2003

Net income (annualized) to
Average assets	1.44%	1.78%
Average equity	20.34	25.19
Earnings per common share
Basic	$0.43	$0.45
Diluted	0.42	0.44

Net interest income Tax equivalent net interest income totaled $26.7 million during the first quarter of 2004, which represents a $4.7 million or 21.4% increase from the comparable quarter one year earlier. We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.3 million and $1.2 million for the first quarters of 2004 and 2003, respectively, and were computed using a 35% tax rate.

The increase in tax equivalent net interest income primarily reflects a $326.3 million increase in average interest-earning assets as well as a 14 basis point increase in the Company’s tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”). The increase in average interest-earning assets is due to the Mepco acquisition, which added $165.3 million in the Company’s average loan balances in the first quarter of 2004, as well as growth in commercial loans, real estate mortgage loans and investment securities. The net interest margin was 4.89% for the first three months of 2004 compared to 4.75% for the same period in 2003. Declining interest rates (through the first half of 2003) and increased levels of lower cost core deposits resulted in a 47 basis point decline in the Company’s interest expense as a percentage of average interest-earning assets during the first quarter of 2004 compared to the first quarter of 2003. This decline was partially offset by a 33 basis point decline in the tax equivalent yield on average interest-earning assets to 6.77% in the first quarter of 2004 from 7.10% in the first quarter of 2003. The decline in tax equivalent yield is primarily due to both the amortization and prepayment of higher yielding loans and investment securities and the addition of new loans and new investment securities at lower interest rates. Without the Mepco acquisition, the decline in the tax equivalent yield on average interest-earning assets would have been greater (63 basis points instead of 33 basis points), as Mepco added $165.3 million in average loans at a weighted average yield of 10.46% during the first quarter of 2004.

Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(dollars in thousands)
Taxable loans (1)	$1,718,396	$30,043	7.02%	$1,467,558	$26,504	7.28%
Tax-exempt loans (1,2)	6,867	128	7.50	11,988	242	8.19
Taxable securities	253,165	3,094	4.92	210,108	2,899	5.60
Tax-exempt securities (2)	198,908	3,527	7.13	165,236	3,037	7.45
Other investments	13,940	166	4.79	10,111	142	5.70

Interest Earning Assets	2,191,276	36,958	6.77	1,865,001	32,824	7.10

Cash and due from banks	45,700			41,139
Other assets, net	127,016			104,742

Total Assets	$2,363,992			$2,010,882

Liabilities
Savings and NOW	$720,065	972	0.54	$679,372	1,420	0.85
Time deposits	792,186	5,230	2.66	662,630	5,751	3.52
Other borrowings	438,137	4,038	3.71	336,681	3,642	4.39

Interest Bearing Liabilities	1,950,388	10,240	2.11	1,678,683	10,813	2.61

Demand deposits	183,908			160,241
Other liabilities	62,736			29,994
Shareholders' equity	166,960			141,964

Total liabilities and shareholders' equity	$2,363,992			$2,010,882

Tax Equivalent Net Interest Income		$26,718			$22,011

Tax Equivalent Net Interest Income
as a Percent of Earning Assets			4.89%			4.75%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Provision for loan losses The provision for loan losses was $0.8 million during the three months ended March 31, 2004, compared to $1.0 million during the three-month period in 2003. The slight decrease in the provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See “Portfolio loans and asset quality.”)

Non-interest income Non-interest income, including net gains on the sale of real estate mortgage loans, fell to $7.4 million during the three months ended March 31, 2004. The $3.0 million decrease from $10.4 million during the comparable period of 2003 principally reflects a decline in net gains on the sale of real estate mortgage loans.

      Non-Interest Income

	Three months ended March 31,
	2004	2003

Service charges on deposit
accounts	$3,641	$3,271
Net gains on assets sales
Real estate mortgage loans	1,059	4,032
Securities	493	512
Title insurance fees	544	743
Bank owned life insurance	345	378
Manufactured home loan origination fees
and commissions	289	358
Mutual fund and annuity commissions	347	256
Real estate mortgage loan servicing	(684)	(350)
Other	1,403	1,215

Total non-interest income	$7,437	$10,415

Service charges on deposits totaled $3.6 million in the first quarter of 2004, a $0.4 million or 11.3% increase from the comparable period in 2003. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate of service charges on deposits to moderate in future periods.

Gains on the sale of real estate mortgage loans were $1.1 million and $4.0 million in the first quarters of 2004 and 2003, respectively. Real estate mortgage loan sales totaled $68.7 million in the first quarter of 2004 compared to $229.7 million in the first quarter of 2003. These declines primarily are a result of a significant drop in mortgage loan refinance activity. During the first quarter of 2004, gains on the sale of real estate mortgage loans were increased by approximately $0.1 million, net, as a result of recording changes in the fair value of certain derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS #133”), compared to a $0.5 million increase in the first quarter of 2003. The SFAS #133 related increases in gains on the sale of real estate mortgage loans primarily represent a timing difference that reversed from the applicable year end when the commitments to sell real estate mortgage loans in the secondary market were fulfilled in the ensuing quarter. Real estate mortgage loans originated totaled $159.4 million in the first quarter of 2004 compared to $262.1 million in the comparable quarter of 2003 and loans held for sale were $53.8 million at March 31, 2004 compared to $32.6 million at December 31, 2003. Based on current interest rates, we would expect the level of mortgage loan refinance activity in 2004 to continue to be significantly below the record levels of 2003 and would therefore also anticipate comparatively lower levels of gains on loan sales during 2004 compared to the same period in 2003.

	Three months ended March 31,
	2004	2003

	(in thousands)
Real estate mortgage loans originated	$159,419	$262,128
Real estate mortgage loans sold	68,734	229,744
Real estate mortgage loans sold with servicing rights released	7,681	16,757
Net gains on the sale of real estate mortgage loans	1,059	4,032
Net gains as a percent of real estate mortgage loans sold
("Loan Sale Margin")	1.54%	1.75%
SFAS #133 adjustments included in the Loan Sale Margin	0.06	0.22

The volume of loans sold is dependent upon our ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. (See “Portfolio loans and asset quality.”) Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. As a result, this category of revenue can be quite cyclical and volatile.

We generated $0.5 million in gains on securities in both the first quarters of 2004 and 2003. The 2004 gains are due primarily to the sale of certain corporate securities. The 2003 gains were due primarily to the call (at par) of a preferred stock that we purchased at a discount.

Title insurance fees decreased during the first quarter of 2004 compared to the first quarter of 2003 as a result of a decline in mortgage lending volume primarily associated with a significant reduction in refinancing activity.

Manufactured home loan origination fees and commissions declined during the first quarter of 2004 compared to the first quarter of 2003. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, recent regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first quarter of 2004 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Mutual fund and annuity commissions rose during the first quarter of 2004 due principally to increased sales of these products generally reflecting a stronger market for equity based products.

Real estate mortgage loan servicing fees declined to an expense of $0.7 million in the first quarter of 2004 compared to an expense of $0.4 million in the first quarter of 2003. This decline is primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended March 31,
	2004	2003

	(in thousands)
Balance at beginning of period	$8,873	$4,455
Originated servicing rights capitalized	690	1,927
Amortization	(436)	(876)
Increase in impairment reserve	(1,045)	(165)

Balance at end of period	$8,082	$5,341

Impairment reserve at end of period	$1,767	$1,260

The decline in servicing rights capitalized is due to the lower level of real estate mortgage loan sales in the first quarter of 2004 compared to 2003. The amortization of capitalized mortgage loan servicing rights declined in 2004 due to a lower level of mortgage loan prepayment activity. The impairment reserve on capitalized mortgage loan servicing rights totaled $1.8 million at March 31, 2004 compared to $0.7 million at December 31, 2003. The increase in the impairment reserve reflects the decline in the valuation of capitalized mortgage loan servicing rights at March 31, 2004 compared to December 31, 2003 as expected future prepayment rates used in the valuation of this asset accelerated at the end of the first quarter of 2004. Subsequent to March 31, 2004 long-term mortgage loan interest rates have increased. If these higher interest rates were to prevail as of the end of the second quarter of 2004 some or all of the additional impairment reserve recorded in the first quarter of 2004 would be expected to reverse in the second quarter. At March 31, 2004 we were servicing approximately $1.2 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.93% and a weighted average service fee of 26.1 basis points.

Non-interest expense Non-interest expense totaled $20.7 million during the three months ended March 31, 2004, an increase of $2.6 million or 14.4% from the corresponding period in 2003.

Non-Interest Expense

	Three months ended March 31,
	2004	2003

	(in thousands)
Salaries	$7,595	$6,291
Performance-based compensation and benefits	1,316	1,304
Other benefits	2,188	2,046

Compensation and employee benefits	11,099	9,641
Occupancy, net	1,823	1,598
Furniture and fixtures	1,390	1,320
Data processing	1,053	923
Communications	806	684
Loan and collection	747	942
Advertising	670	769
Supplies	444	464
Amortization of intangible assets	452	276
Legal and professional	289	92
Other	1,885	1,346

Total non-interest expense	$20,658	$18,055

The April 15, 2003 acquisition of Mepco accounted for $2.0 million of the increase in non-interest expenses. The remainder of the increase in non-interest expense is primarily due to an increase in compensation and employee benefits. The increase in compensation and employee benefits expense is primarily attributable to merit pay increases that were effective January 1, 2004, staffing level increases associated with the expansion and growth of the organization and an increase in health care insurance costs.

Income tax expense Our effective income tax rate declined to 25.6% for the first quarter of 2004 from 27.5% for the first quarter of 2003. This decline primarily reflects an increase in tax-exempt income as a percentage of income before income tax as well as an amendment to our Employee Savings and Stock Ownership Plan which now permits us to deduct as an expense for federal income tax purposes the cash dividends that we pay on Independent Bank Corporation common stock included in the Plan.

ACQUISITIONS

On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. (See note #10 to interim consolidated financial statements.)

On February 4, 2004 we executed a definitive agreement to acquire Midwest Guaranty Bancorp, Inc. and its wholly-owned subsidiaries (“Midwest”), including Midwest Guaranty Bank. Midwest is a $235 million bank holding company that operates six full-service branches in southeastern Michigan. It is anticipated that the transaction will be closed on May 31, 2004, pending regulatory approvals, the approval of the shareholders of Midwest and completion of other customary closing conditions. A meeting of the Midwest shareholders has been scheduled for May 18, 2004.

Under the terms of the agreement, shareholders of Midwest will receive $43.456 per share; 60% of the consideration will be paid in our common stock and 40% of the consideration will be paid in cash. Based on the number of shares of Midwest common stock outstanding (947,754) and stock options outstanding (74,500 with an average exercise price of $19.10 per share) and subject to certain contingent share price adjustments, the aggregate transaction value is approximately $43 million. The contingency that could impact the aggregate transaction value is limited to circumstances under which the average market value of Independent Bank Corporation common stock, at the time of consummation of the transaction, drops below a predetermined level and that drop exceeds the general decline in the market value of NASDAQ bank stocks. Under those circumstances, the Board of Directors of Midwest could elect to terminate the transaction.

The agreement provides for the merger of Midwest into Independent Bank Corporation, and the subsequent merger of Midwest Guaranty Bank into Independent Bank East Michigan, a wholly-owned subsidiary of ours. The combined bank will operate under the name Independent Bank East Michigan.

On March 5, 2004 we executed a definitive agreement to acquire North Bancorp, Inc. and its wholly-owned subsidiaries (“North Bancorp”), including First National Bank of Gaylord. North Bancorp is a $173 million bank holding company that operates three branches in the northern Lower Peninsula of Michigan. It is anticipated that the transaction will be closed during July 2004, pending regulatory approvals, the approval of the shareholders of North Bancorp and completion of other customary closing conditions.

Under the terms of the agreement, shareholders of North Bancorp will receive $16.00 per share (subject to certain adjustments), with all of the consideration being paid in Independent Bank Corporation common stock. Based on the number of shares of North Bancorp common stock outstanding (532,896) and subject to certain contingent price adjustments, the aggregate transaction value is approximately $8.5 million. The primary contingency that could impact the aggregate transaction value is the level of North Bancorp’s total shareholders’ equity at the end of the month prior to the closing of the transaction. If North Bancorp’s total shareholders’ equity falls below $3.8 million the aggregate transaction value is reduced dollar for dollar by the shortfall and the per share consideration would also be appropriately adjusted. At March 31, 2004 and December 31, 2003 North Bancorp’s total shareholders’ equity was $3.82 million and $3.99 million, respectively.

The agreement provides for the merger of North Bancorp into Independent Bank Corporation, and the subsequent merger of First National Bank of Gaylord into Independent Bank, a wholly-owned subsidiary of ours. The combined bank will operate under the name Independent Bank.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, real estate mortgage servicing rights, derivative financial instruments, income taxes and goodwill are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.

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

At March 31, 2004 we had approximately $8.1 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At March 31, 2004 we had approximately $349.0 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. Because of the general decline in interest rates over the past few years, the fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately negative $5.0 million at March 31, 2004. If we could not continue to account for these fixed pay interest-rate swaps as cash flow hedges, because for example, we were unable to continue to renew some or all of the related short-term or variable rate debt obligations that are being hedged, we could have to recognize some or all of the $5.0 million negative fair market value as an immediate charge against earnings. We expect to continue to be able to qualify for and account for these fixed pay interest-rate swaps as cash flow hedges.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2003 we had recorded a net deferred tax asset of $9.0 million, which included a net operating loss carryforward of $7.2 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.

At March 31, 2004 we had recorded $16.7 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from our 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable and generally even utilizing more conservative assumptions on valuation would not presently result in any impairment in the amount of goodwill that we have recorded. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2003.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) as of the period ended March 31, 2004, have concluded that, based upon that evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2004.

Changes in internal controls During the fiscal period covered by this report, there were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities None.

Item 6.	Exhibits & Reports on Form 8-K

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K
A report on Form 8-K was filed on January 22, 2004, under item 9. The report included our press release dated January 22, 2004, regarding our earnings during the quarter ended December 31, 2004.
An additional report on Form 8-K was filed on January 22, 2004, under item 9. The report included supplemental data to the Registrant's press release dated January 22, 2004, regarding its earnings during the quarter ended December 31, 2004.
A report on Form 8-K was filed on February 5, 2004, under item 9 which included a press release announcing the execution of a definitive agreement to acquire Midwest Guaranty Bancorp, Inc.
A report on Form 8-K was filed on March 5, 2004, under item 9 which included a press release announcing the execution of a definitive agreement to acquire North Bancorp, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 5, 2004	By /s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer

Date May 5, 2004	By /s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer

Exhibit 11

Computation of Earnings Per Share

           See Note 6. of Notes to Interim Consolidated Financial Statements for a reconciliation of basic and diluted earnings per share for the three-month period ending March 31, 2004.

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 5, 2004	INDEPENDENT BANK CORPORATION By: /s/ Charles C. Van Loan Charles C. Van Loan Its: Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Robert N. Shuster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 5, 2004	INDEPENDENT BANK CORPORATION By: /s/ Robert N. Shuster Robert N. Shuster Its: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE

CHIEF EXECUTIVE OFFICER OF

INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Charles C. Van Loan, Chief Executive Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

Date: May 5, 2004	INDEPENDENT BANK CORPORATION By: /s/ Charles C. Van Loan Charles C. Van Loan Its: Chief Executive Officer

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

CHIEF FINANCIAL OFFICER OF

INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Robert N. Shuster, Chief Financial Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

    (1)        The quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

    (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

Date: May 5, 2004	INDEPENDENT BANK CORPORATION By: /s/ Robert N. Shuster Robert N. Shuster Its: Chief Financial Officer

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