Form 10-Q
period 2004-06-30
INDEPENDENT BANK CORP /MI/
filed 2004-08-06
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [__]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [__]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1 Class	20,781,527 Outstanding at August 6, 2004

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
INDEX

PART I - Item 1. Item 2. Item 3. Item 4. PART II - Item 2. Item 4. Item 6.
Financial Information

Consolidated Statements of Financial Condition
    June 30, 2004 and December 31, 2003
Consolidated Statements of Operations
    Three- and Six-month periods ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows
    Six-month periods ended June 30, 2004 and 2003
Consolidated Statements of Shareholders' Equity
    Six-month periods ended June 30, 2004 and 2003
Notes to Interim Consolidated Financial Statements
Management's Discussion and Analysis of Financial
    Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risk
Controls and Procedures

Other Information

Changes in securities, use of proceeds and issuer purchases of equity securities
Submission of Matters to a Vote of Security Holders
	Exhibits and Reports on Form 8-K	Number(s) 2 3 4 5 6-16 17-36 37 37 38 38 39

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to Independent Bank Corporation’s management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of Independent Bank Corporation’s management for future or past operations, products or services, and forecasts of our revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of Independent Bank Corporation’s management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as the changes in Independent Bank Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, our actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the results of regulatory examinations, changes in industries where we have a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Independent Bank Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this document, Independent Bank Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	June 30,2004	December 31, 2003

	(unaudited)

Assets	(in thousands)
Cash and due from banks	$80,782	$61,741
Securities available for sale	477,360	453,996
Federal Home Loan Bank stock, at cost	14,794	13,895
Loans held for sale	36,669	32,642
Loans
Commercial	825,940	603,558
Real estate mortgage	721,826	681,602
Installment	250,609	234,562
Finance receivables	199,185	147,671

Total Loans	1,997,560	1,667,393
Allowance for loan losses	(20,104)	(16,836)

Net Loans	1,977,456	1,650,557
Property and equipment, net	52,209	43,979
Bank owned life insurance	37,603	36,850
Goodwill	41,925	16,696
Other intangibles	12,765	7,523
Accrued income and other assets	47,096	43,135

Total Assets	$2,778,659	$2,361,014

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$266,147	$192,733
Savings and NOW	828,634	700,541
Time	872,310	809,532

Total Deposits	1,967,091	1,702,806
Federal funds purchased	81,260	53,885
Other borrowings	394,846	331,819
Subordinated debentures	59,897	52,165
Financed premiums payable	37,041	26,340
Accrued expenses and other liabilities	38,290	31,783

Total Liabilities	2,578,425	2,198,798

Shareholders' Equity
Preferred stock, no par value--200,000 shares authorized; none outstanding
Common stock, $1.00 par value--30,000,000 shares authorized;
issued and outstanding: 20,766,137 shares at June 30, 2004
and 19,568,867 shares at December 31, 2003	20,766	19,569
Capital surplus	148,300	119,353
Retained earnings	27,906	16,953
Accumulated other comprehensive income	3,262	6,341

Total Shareholders' Equity	200,234	162,216

Total Liabilities and Shareholders' Equity	$2,778,659	$2,361,014

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)

Interest Income	(in thousands, except per share amounts)
Interest and fees on loans	$32,321	$30,444	$62,447	$57,105
Securities available for sale
Taxable	2,997	2,949	6,091	5,848
Tax-exempt	2,246	1,930	4,475	3,848
Other investments	168	135	334	277

Total Interest Income	37,732	35,458	73,347	67,078

Interest Expense
Deposits	6,018	7,430	12,220	14,601
Other borrowings	3,966	4,561	8,004	8,203

Total Interest Expense	9,984	11,991	20,224	22,804

Net Interest Income	27,748	23,467	53,123	44,274
Provision for credit losses	709	710	1,510	1,710

Net Interest Income After Provision for Credit Losses	27,039	22,757	51,613	42,564

Non-interest Income
Service charges on deposit accounts	4,258	3,677	7,899	6,948
Net gains on asset sales
Real estate mortgage loans	2,163	4,317	3,222	8,349
Securities	2	47	495	559
Title insurance fees	539	907	1,083	1,650
Manufactured home loan origination fees	320	389	609	747
Real estate mortgage loan servicing	1,765	(1,047)	1,081	(1,397)
Other income	2,221	2,121	4,316	3,970

Total Non-interest Income	11,268	10,411	18,705	20,826

Non-interest Expense
Compensation and employee benefits	11,854	10,795	22,953	20,436
Occupancy, net	1,814	1,626	3,637	3,224
Furniture and fixtures	1,475	1,424	2,865	2,744
Other expenses	11,084	6,802	17,430	12,298

Total Non-interest Expense	26,227	20,647	46,885	38,702

Income Before Income Tax	12,080	12,521	23,433	24,688
Income tax expense	3,097	3,390	6,007	6,740

Net Income	$8,983	$9,131	$17,426	$17,948

Net Income Per Share
Basic	$.45	$.46	$.88	$.91
Diluted	.44	.45	.86	.89
Dividends Per Common Share
Declared	$.16	$.15	$.32	$.27
Paid	$.16	$.15	$.32	$.27

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2003

	(unaudited)

	(in thousands)
Net Income	$17,426	$17,948

Adjustments to Reconcile Net Income
to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	209,852	480,601
Disbursements for loans held for sale	(210,657)	(473,849)
Provision for credit losses	1,510	1,710
Depreciation and amortization of premiums and accretion of
discounts on securities and loans	4,879	3,647
Net gains on sales of real estate mortgage loans	(3,222)	(8,349)
Net gains on sales of securities	(495)	(559)
Write-off of uncompleted software	977
Amortization of deferred loan fees	(400)	(582)
Increase in accrued income and other assets	(2,665)	(875)
Increase (decrease) in accrued expenses and other liabilities	19,686	(1,570)

	19,465	174

Net Cash from Operating Activities	36,891	18,122

Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	15,077	3,333
Proceeds from the maturity of securities available for sale	5,357	13,926
Principal payments received on securities available for sale	25,428	53,238
Purchases of securities available for sale	(59,187)	(124,842)
Principal payments on portfolio loans purchased	2,687	4,854
Portfolio loans originated, net of principal payments	(130,112)	(58,055)
Purchase of common securities		(2,991)
Acquisition of business, less cash received	(8,600)
Capital expenditures	(6,509)	(2,850)

Net Cash used in Investing Activities	(155,859)	(113,387)

Cash Flow from Financing Activities
Net increase in total deposits	65,162	117,793
Net increase (decrease) in short-term borrowings	51,503	(38,412)
Proceeds from Federal Home Loan Bank advances	256,100	307,400
Payments of Federal Home Loan Bank advances	(229,515)	(299,375)
Dividends paid	(5,901)	(5,002)
Proceeds from issuance of subordinated debentures		48,712
Redemption of subordinated debentures		(17,250)
Proceeds from issuance of common stock	2,662	1,601
Repurchase of common stock	(2,002)	(7,819)

Net Cash from Financing Activities	138,009	107,648

Net Increase in Cash and Cash Equivalents	19,041	12,383
Cash and Cash Equivalents at Beginning of Period	61,741	60,731

Cash and Cash Equivalents at End of Period	$80,782	$73,114

Cash paid during the period for
Interest	$20,207	$23,386
Income taxes	1,203	6,530
Transfer of loans to other real estate	1,674	2,914

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
	2004	2003

	(unaudited)

	(in thousands)
Balance at beginning of period	$162,216	$138,047
Net income	17,426	17,948
Cash dividends declared	(6,473)	(5,381)
Issuance of common stock	32,146	7,153
Repurchase of common stock	(2,002)	(7,819)
Net change in accumulated other comprehensive
income, net of related tax effect (note 4)	(3,079)	3,560

Balance at end of period	$200,234	$153,508

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2004 and December 31, 2003, and the results of operations for the three and six-month periods ended June 30, 2004 and 2003. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2003 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.     Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $13.0 million at June 30, 2004, and $12.7 million at December 31, 2003. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).

3.     The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4.     Comprehensive income for the three- and six-month periods ended June 30 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands)
Net income	$8,983	$9,131	$17,426	$17,948
Net change in unrealized gain on securities
available for sale, net of related tax effect	(9,911)	4,398	(5,990)	3,993
Net change in unrealized gain/loss on derivative
instruments, net of related tax effect	3,414	(1,001)	2,911	(433)

Comprehensive income	$2,486	$12,528	$14,347	$21,508

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands)
Gain reclassified into earnings	$2	$47	$495	$559
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income		17	173	196

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments for the three-month and six-month periods ended June 30, follows:

As of or for the three months ended June 30,

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total

	(in thousands)
2004
Total assets	$1,036,799	$476,847	$386,109	$661,253	$220,265	$278,605	$281,219	$2,778,659
Interest income	14,797	7,017	4,939	6,089	4,873	21	4	37,732
Net interest income	10,690	5,766	3,456	4,718	4,210	(1,092)		27,748
Provision for credit losses	359	64	142	160	(16)			709
Income (loss) before
income tax	6,843	4,586	2,182	1,594	(1,642)	(1,324)	159	12,080
Net income (loss)	4,982	3,201	1,600	1,282	(1,033)	(890)	159	8,983

2003
Total assets	$1,004,191	$492,196	$328,232	$355,071	$124,620	$212,497	$216,526	$2,300,281
Interest income	15,546	7,148	4,513	4,978	3,290	9	26	35,458
Net interest income	10,006	5,194	2,975	3,489	3,020	(1,217)		23,467
Provision for credit losses	380	285	(400)	400	45			710
Income (loss) before
income tax	5,703	3,580	2,162	1,474	1,146	(1,267)	277	12,521
Net income (loss)	4,224	2,506	1,578	1,265	698	(863)	277	9,131

As of or for the six months ended June 30,

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total

	(in thousands)
2004
Total assets	$1,036,799	$476,847	$386,109	$661,253	$220,265	$278,605	$281,219	$2,778,659
Interest income	29,604	13,827	9,778	10,950	9,172	25	9	73,347
Net interest income	21,023	11,035	6,835	8,364	8,028	(2,162)		53,123
Provision for credit losses	712	212	246	200	140			1,510
Income (loss) before
income tax	11,633	7,670	3,990	3,043	48	(2,597)	354	23,433
Net income (loss)	8,654	5,434	2,957	2,461	(1)	(1,725)	354	17,426

2003
Total assets	$1,004,191	$492,196	$328,232	$355,071	$124,620	$212,497	$216,526	$2,300,281
Interest income	30,646	14,014	9,162	9,990	3,290	21	45	67,078
Net interest income	19,750	10,198	6,080	7,026	3,020	(1,800)		44,274
Provision for credit losses	710	645	(340)	650	45			1,710
Income (loss) before
income tax	12,014	7,012	4,117	2,821	1,146	(1,907)	515	24,688
Net income (loss)	8,822	4,912	3,012	2,393	698	(1,374)	515	17,948

(1) Includes items relating to the Registrant and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands, except per share amounts)
Net income	$8,983	$9,131	$17,426	$17,948

Average shares outstanding (Basic) (1)	20,073	19,748	19,842	19,704
Effect of dilutive securities - stock options	359	397	397	369

Average shares outstanding (Diluted)	20,432	20,145	20,239	20,073

Net income per share
Basic	$.45	$.46	$.88	$.91
Diluted	.44	.45	.86	.89

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

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	June 30, 2004
	Notional Amount	Average Maturity (years)	Fair Value

	(dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements	$128,159	3.3	$(831)

Cash Flow Hedge - pay fixed interest-rate swap agreements	$355,500	1.4	$298

No hedge designation
Pay fixed interest-rate swap agreements	$15,000	1.3	$73
Pay variable interest-rate swap agreements	40,000	0.5	(70)
Rate-lock real estate mortgage loan commitments	21,000	0.1	372
Mandatory commitments to sell real estate mortgage loans	59,000	0.1	(415)

Total	$135,000	0.4	$(40)

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

We record the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.0 million, net of tax, of unrealized losses on Cash Flow Hedges at June 30, 2004 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2004 is 5.1 years.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows:

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the three-
month period ended June 30, 2004

Interest-rate swap agreements
not designated as hedges	$134		$134
Rate Lock Commitments	126		126
Mandatory Commitments	(438)		(438)
Ineffectiveness of cash flow hedges	(13)		(13)
Cash flow hedges		$3,909	3,909
Reclassification adjustment		1,342	1,342

Total	(191)	5,251	5,060
Income tax	(66)	1,837	1,771

Net	$(125)	$3,414	$3,289

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the six-
month period ended June 30, 2004

Interest-rate swap agreements
not designated as hedges	$86		$86
Rate Lock Commitments	178		178
Mandatory Commitments	(275)		(275)
Ineffectiveness of cash flow hedges	2		2
Cash flow hedges		$1,746	1,746
Reclassification adjustment		2,732	2,732

Total	(9)	4,478	4,469
Income tax	(3)	1,567	1,564

Net	$(6)	$2,911	$2,905

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the three-
month period ended June 30, 2003

Rate Lock Commitments	$255		$255
Mandatory Commitments	1,119		1,119
Ineffectiveness of cash flow hedges	5		5
Cash flow hedges		$(3,367)	(3,367)
Reclassification adjustment		1,827	1,827

Total	1,379	(1,540)	(161)
Income tax	483	(539)	(56)

Net	$896	$(1,001)	$(105)

	Net Income	Other Comprehensive Income	Total

	(in thousands)
Change in fair value during the six-
month period ended June 30, 2003

Rate Lock Commitments	$492		$492
Mandatory Commitments	1,498		1,498
Ineffectiveness of cash flow hedges	(19)		(19)
Cash flow hedges	(28)	$(4,285)	(4,313)
Reclassification adjustment		3,618	3,618

Total	1,943	(667)	1,276
Income tax	680	(234)	446

Net	$1,263	$(433)	$830

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

Intangible assets, net of amortization, were comprised of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(dollars in thousands)
Amortized intangible assets
Core deposit	$18,303	$8,666	$13,386	$8,067
Customer relationship	2,604	921	2,604	589
Covenant not to compete	1,520	75	220	31

Total	$22,427	$9,662	$16,210	$8,687

Unamortized intangible assets -
Goodwill	$41,925		$16,696

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of June 30, 2004.

Amortization of intangibles, has been estimated through 2009 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Six months ended December 31, 2004	$1,353
Year ending December 31:
2005	2,403
2006	2,153
2007	2,003
2008	1,757
2009 and thereafter	3,096

Total	$12,765

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in the carrying amount of goodwill and amortizing intangibles by reporting segment for the six months ended June 30, 2004 were as follows:

	IB	IBWM	IBSM	IBEM		Mepco	Other(1)		Total

	(dollars in thousands)
Goodwill
Balance, December 31, 2003	$6,754	$32		$180		$9,397	$333		$16,696
Goodwill adjustment during period				22,987	(2)	2,195 (3)	47	(2)	25,229

Balance, June 30, 2004	$6,754	$32		$23,167		$11,592	$380		$41,925

Core Deposit Intangible, net
Balance, December 31, 2003	$584	$95	$594	$3,973			$73		$5,319
Acquired during year				4,919	(2)				4,919
Amortization	(62)	(13)	(72)	(446)			(8)		(601)

Balance, June 30, 2004	$522	$82	$522	$8,446			$65		$9,637

Customer Relationship Intangible, net
Balance, December 31, 2003						$2,015			$2,015
Amortization						(332)			(332)

Balance, June 30, 2004						$1,683			$1,683

Covenant not to compete, net
Balance, December 31, 2003						$189			$189
Acquired during year				$1,300	(2)				$1,300
Amortization				(22)		(22)			(44)

Balance, June 30, 2004				$1,278		$167			$1,445

(1)Includes items relating to the Registrant and certain insignificant operations.
(2)Goodwill and intangible assets associated with the acquisition of Midwest. See footnote #10.
(3)Goodwill associated with contingent consideration paid pursuant to a five year earnout.

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

The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Expected dividend yield	2.59%	2.62%	2.37%	2.63%
Risk-free interest rate	4.56	3.93	4.26	4.01
Expected life (in years)	7.14	9.77	9.65	9.84
Expected volatility	32.20%	33.13%	32.54%	33.29%
Per share weighted-average fair value	$8.43	$6.86	$10.57	$6.96

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands except per share amounts)
Net income - as reported	$8,983	$9,131	$17,426	$17,948
Stock based compensation expense determined under fair value based method, net of related tax effect	(624)	(270)	(1,128)	(705)

Pro-forma net income	$8,359	$8,861	$16,298	$17,243

Income per share
Basic
As reported	$.45	$.46	$.88	$.91
Pro-forma	.42	.45	.82	.88
Diluted
As reported	$.44	$.45	$.86	$.89
Pro-forma	.41	.44	.81	.86

10.     On May 31, 2004, we completed our acquisition of Midwest Guaranty Bancorp (“Midwest”), Inc. with the purpose of expanding our presence in southeastern Michigan. Midwest was a closely held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. The second quarter of 2004 includes the results of Midwest’s operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders’ equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.0 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million. The core deposit intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years. Included in the second quarter of 2004 was $0.1 million for amortization of the core deposit intangible and the covenant not to compete.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a condensed balance sheet of Midwest at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

(in thousands)
Cash	$8,390
Securities	19,557
Loans, net	201,476
Property and equipment	5,674
Intangible assets	6,219
Goodwill	23,034
Other assets	1,826

Total assets acquired	266,176

Deposits	199,123
Short-term borrowings	12,314
Other liabilities	10,625

Total liabilities assumed	222,062

Net assets acquired	$44,114

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

12.     The results of operations for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

Summary Our total assets increased $417.6 million during the first six months of 2004 due primarily to our acquisition of Midwest Guaranty Bancorp, Inc. (“Midwest”) (See note #10 to interim consolidated financial statements) as well as loan growth. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.998 billion at June 30, 2004, an increase of $330.2 million from December 31, 2003. This was primarily due to the Midwest acquisition, which added approximately $205.0 million of loans at the time of acquisition, as well as growth in commercial loans, real estate mortgage loans and finance receivables. (See “Portfolio loans and asset quality.”)

Deposits totaled $1.967 billion at June 30, 2004, compared to $1.703 billion at December 31, 2003. The $264.3 million increase in total deposits during the first six months of 2004 principally reflects the Midwest acquisition (which added $198.9 million in deposits at the time of acquisition), as well as increases in demand deposits, savings and NOW accounts and an increase in brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $394.8 million at June 30, 2004, an increase of $63.0 million from December 31, 2003 due primarily to the Midwest acquisition and funding growth in Portfolio Loans.

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

Securities

		Unrealized

	Amortized Cost	Gains	Losses	Fair Value

	(in thousands)
Securities available for sale
June 30, 2004	$472,640	$10,877	$6,157	$477,360
December 31, 2003	440,060	15,681	1,745	453,996

The increase in securities available for sale during the first six months of 2004 is due primarily to the Midwest acquisition.

At June 30, 2004 and December 31, 2003 we had $25.7 million and $33.1 million, respectively, of asset-backed securities included in securities available for sale. Approximately 83% of our asset-backed securities at June 30, 2004 are backed by mobile home loans (compared to 86% at December 31, 2003). All of our asset-backed securities are rated as investment grade (by the major rating agencies) except for one mobile home loan asset-backed security with a balance of $2.9 million at June 30, 2004. With respect to this particular security, it had a split rating at June 30, 2004 (an above investment grade rating by one rating agency and a below investment grade rating by a different rating agency). We do not foresee, at the present time, any risk of loss (related to credit issues) on our asset-backed securities.

Sales of securities available for sale were as follows (See “Non-interest income.”):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands)
Proceeds	$1,965	$2,007	$15,077	$3,333

Gross gains	$3	$47	$622	$559
Gross losses	1		127

Net Gains	$2	$47	$495	$559

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

Our April 2003 acquisition of Mepco Insurance Premium Financing, Inc. (“Mepco”) added the financing of insurance premiums and extended automobile warranties to our lending activities. These are new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual borrower but instead primarily relies on the loan collateral (the unearned insurance premium or automobile warranty contract) in the event of default. As a result, we have established and monitor insurance carrier concentration limits in order to manage our collateral exposure. The insurance carrier concentration limits are primarily based on the insurance company’s AM Best rating and statutory surplus level. Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or automobile warranty contract in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan origination activities and initial borrower contact is entirely done through unrelated third parties (primarily insurance agents and automobile warranty administrators or automobile dealerships). There can be no assurance that these risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) During the first six months of 2004 our balance of real estate mortgage loans increased by $40.2 million. Because of the relatively low interest rate environment over the past few years, borrowers have more often sought longer-term fixed rate mortgage loans. If borrowers continue to prefer longer-term fixed rate mortgage loans (which we generally sell as described above), we believe it may be difficult to appreciably grow our real estate mortgage loan portfolio in the foreseeable future.

The $222.4 million increase in commercial loans during the six months ended June 30, 2004, principally reflects our acquisition of Midwest, as well as an emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $199.2 million of finance receivables at June 30, 2004 are comprised principally of loans to businesses to finance insurance premiums and loans to individuals to finance extended automobile warranties. The finance receivables are a result of our acquisition of Mepco. The growth in this category of loans is primarily due to the geographic expansion of Mepco’s lending activities, particularly in the northeastern United States and the addition of sales staff to call on insurance agencies.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

Non-performing assets

	June 30, 2004	December 31, 2003

	(dollars in thousands)
Non-accrual loans	$9,583	$9,122
Loans 90 days or more past due and
still accruing interest	3,187	3,284
Restructured loans	255	335

Total non-performing loans	13,025	12,741
Other real estate and repossessed assets	3,530	3,256

Total non-performing assets	$16,555	$15,997

As a percent of Portfolio Loans
Non-performing loans	0.65%	0.76%
Allowance for loan losses	1.01	1.01
Non-performing assets to total assets	0.60	0.68
Allowance for loan losses as a percent of
non-performing loans	154	132

The increase in the overall level of non-performing assets in the first half of 2004 was due to the Midwest acquisition which added approximately $1.0 million of non-performing loans and $0.2 million of other real estate and repossessed assets, respectively, at June 30, 2004.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. The level of loans 90 days or more past due and still accruing interest was relatively unchanged between June 30, 2004 and December 31, 2003. We believe the collection of the accrued but unpaid interest on non-performing loans categorized as 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.17% on an annualized basis in the first half of 2004 compared to 0.15% in the first half of 2003. The increase in net charge-offs is primarily due to increases in the level of net charge-offs in both the real estate mortgage loan and consumer loan portfolios.

Impaired loans totaled approximately $15.0 million and $10.4 million at June 30, 2004 and 2003, respectively. At those same dates, certain impaired loans with balances of approximately $9.2 million and $7.6 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $2.1 million and $1.9 million, respectively. Our average investment in impaired loans was approximately $14.4 million and $7.9 million for the six-month periods ended June 30, 2004 and 2003, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first six months of 2004 was approximately $0.3 million compared to $0.2 million in the first six months of 2003.

Allowance for losses on loans and unfunded commitments

	Six months ended June 30,
	2004		2003

	Loans	Unfunded Commitments	Loans	Unfunded Commitments

	(in thousands)
Balance at beginning of period	$16,836	$892	$15,830	$875
Additions (deduction)
Allowance on loans acquired	3,576		517
Provision charged to operating expense	1,222	288	1,671	39
Recoveries credited to allowance	610		564
Loans charged against the allowance	(2,140)		(1,616)

Balance at end of period	$20,104	$1,180	$16,966	$914

Net loans charged against the allowance to
average Portfolio Loans (annualized)	0.17%		0.15%

In the second quarter of 2004, we began to record the allowance for unfunded loan commitments in “Accrued expenses and other liabilities”. Previously, this portion of the allowance was included in the allowance for loan losses and shown as a contra-asset on the Consolidated Statements of Financial Condition. Prior period amounts have been reclassified. The allowance for losses on unfunded commitments is determined in a similar manner to the allowance for loan losses.

In determining the allowance and the related provision for credit losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and/or the general terms of the loan portfolios.

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

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios. (See “Provision for credit losses.”)

Mepco’s allowance for loan losses is determined in a similar manner as discussed above and takes into account delinquency levels, net charge-offs, unsecured exposure and other subjective factors deemed relevant to their lending activities.

Allocation of the Allowance for Loan Losses

	June 30, 2004	December 31, 2003

	(in thousands)
Specific allocations	$2,081	$1,362
Other adversely rated loans	8,252	6,029
Historical loss allocations	3,515	3,137
Additional allocations based on subjective factors	6,256	6,308

	$20,104	$16,836

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

We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

	June 30, 2004			December 31, 2003

	Amount	Average Maturity	Rate	Amount	Average Maturity	Rate

	(in thousands)
Brokered CDs(1)	$435,731	2.1 years	2.33%	$416,566	2.3 years	2.43%
Fixed rate FHLB advances(1)	82,433	4.9 years	4.21	84,638	5.0 years	3.99
Variable rate FHLB advances(1)	133,000	0.4 years	1.46	104,150	0.4 years	1.30
Securities sold under agreements to
Repurchase(1)	167,881	0.2 years	1.26	140,969	0.3 years	1.22
Federal funds purchased	81,260	1 day	1.51	53,885	1 day	1.16

Total	$900,305	1.6 years	2.10%	$800,208	1.8 years	2.15%

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowings, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $394.8 million at June 30, 2004, compared to $331.8 million at December 31, 2003. The $63.0 million increase in other borrowings principally reflects the Midwest acquisition as well as funding growth in Portfolio Loans. (See “Liquidity and capital resources.”)

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management”.) At June 30, 2004, we employed interest-rate swaps with an aggregate notional amount of $538.7 million. (See note #7 to interim consolidated financial statements.)

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

At June 30, 2004 we had $456.2 million of time deposits that mature in one year or less. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.095 billion of our deposits at June 30, 2004 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

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

Prior to 2004 the trust was consolidated in our financial statements and the common securities and subordinated debentures were eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003 (“FIN 46R”), the trust is no longer consolidated with Independent Bank Corporation. Accordingly, we no longer report the $50.6 million of trust preferred securities issued by the trust as liabilities, but instead report the common securities of $1.6 million held by Independent Bank Corporation in other assets and the $52.2 million of subordinated debentures issued by Independent Bank Corporation in the liability section of our Consolidated Statements of Financial Condition. Amounts reported at December 31, 2003 were reclassified to conform to the current presentation. The effect of no longer consolidating the trust had no impact on our operating results.

In connection with our acquisition of Midwest, we assumed all of the duties, warranties and obligations of Midwest as the sponsor and sole holder of the common securities of Midwest Guaranty Trust I (“MGT”). In 2002, MGT, a special purpose entity, issued $232,000 of common securities to Midwest and $7.5 million of trust preferred securities as part of a pooled offering. Midwest issued $7,732,000 of subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of MGT. Both the common securities and subordinated debentures are included in our Consolidated Statement of Financial Condition at June 30, 2004.

In May 2004, the Federal Reserve Board issued a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a three-year transition, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this proposed Federal Reserve Board rule is not expected to have any significant impact on our regulatory capital ratios.

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. We purchased 82,000 shares at an average price of $24.53 per share in the first six months of 2004 compared to 382,000 shares at an average price of $20.48 per share during the first six months of 2003. As of June 30, 2004 we had 668,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

Capitalization

	June 30, 2004	December 31, 2003

	(in thousands)
Unsecured debt	$10,000	$

Subordinated debentures	59,897		52,165
Amount not qualifying as regulatory capital	(1,797)		(1,565)

Amount qualifying as regulatory capital	58,100		50,600

Shareholders' Equity
Preferred stock, no par value
Common Stock, par value $1.00 per share	20,766		19,569
Capital surplus	148,300		119,353
Retained earnings	27,906		16,953
Accumulated other comprehensive income	3,262		6,341

Total shareholders' equity	200,234		162,216

Total capitalization	$268,334		$212,816

Total shareholders’ equity at June 30, 2004 increased $38.0 million from December 31, 2003, primarily due to the retention of earnings and common stock issued for the Midwest acquisition (997,700 shares) and for employee benefit plans. These increases were partially offset by purchases of our common stock, cash dividends declared and a negative change in accumulated other comprehensive income. The change in accumulated other comprehensive income was due primarily to a decrease in the market value of securities available for sale compared to their book value due principally to rising interest rates which led to lower prices on fixed income securities. Shareholders’ equity totaled $200.2 million, equal to 7.21% of total assets at June 30, 2004. At December 31, 2003, shareholders’ equity totaled $162.2 million, which was equal to 6.87% of total assets.

Capital ratios

	June 30, 2004	December 31, 2003

Equity capital	6.87%	6.87%
Tier 1 leverage (tangible equity capital)	8.09	7.91
Tier 1 risk-based capital	9.70	10.55
Total risk-based capital	10.74	11.57

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

RESULTS OF OPERATIONS

Summary Net income totaled $9.0 million and $17.4 million during the three- and six-month periods ended June 30, 2004. The declines in net income from the comparative periods in 2003 are primarily a result of declines in net gains on real estate mortgage loan sales and title insurance fees, as well as an increase in non-interest expense, including during the second quarter of 2004 a $2.7 million charge for an estimated liability at Mepco as well as a $1.0 million write-off of uncompleted software (See “Non-interest expense”). Partially offsetting these items were increases in net interest income, service charges on deposits, and real estate mortgage loan servicing income (due primarily to a recovery of a previously recorded impairment charge on capitalized mortgage loan servicing rights).

Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income to
Average assets	1.43%	1.66%	1.43%	1.71%
Average equity	19.89	24.37	20.10	24.76

Earnings per common share
Basic	$0.45	$0.46	$0.88	$0.91
Diluted	0.44	0.45	0.86	0.89

Net interest income Tax equivalent net interest income increased by 17.8% to $29.1 million and by 19.5% to $55.8 million, respectively, during the three- and six-month periods in 2004 compared to 2003. These increases primarily reflect an increase in average interest-earning assets and to a lesser degree an increase in tax equivalent net interest income as a percent of average earning assets (“Net Yield”).

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.3 million and $1.2 million for the second quarters of 2004 and 2003, respectively, and were $2.7 million and $2.4 million for the first six months of 2004 and 2003, respectively. These adjustments were computed using a 35% tax rate.

Pursuant to SFAS #133, we recorded adjustments, which increased tax equivalent net interest income by $0.12 million in the second quarter of 2004 and by $0.09 million year to date in 2004. This compares to adjustments, which increased tax equivalent net interest income by approximately $0.01 million and decreased it by $0.04 million, respectively, in the three- and six-month periods ended June 30, 2003. These adjustments relate principally to certain derivative financial instruments that are not designated as hedges. The changes in the fair value of these derivative financial instruments are recognized currently as adjustments to interest expense.

Average interest-earning assets totaled $2.333 billion and $2.263 billion during the three- and six-month periods in 2004, respectively. The increases from the corresponding periods of 2003 principally reflect increases in securities available for sale, commercial loans, finance receivables and the Midwest acquisition.

Net Yield increased by 15 basis points to 5.00% during the three-month period in 2004 and also by 15 basis points to 4.95% during the six-month period in 2004 as compared to the like periods in 2003. The maturity of higher costing time deposits and borrowings, as well as increased levels of lower cost core deposits (including those added as a result of the Midwest Guaranty acquisition), resulted in declines in the Company’s interest expense as a percentage of average interest-earning assets. These declines in the cost of funds were largely offset by declines in the tax equivalent yield on average interest-earning assets. The declines in the tax equivalent yield on average interest earning assets is due to both the amortization and prepayment of higher yielding loans and the addition of new loans and new investment securities at lower interest rates.

Recently the Federal Reserve Bank (“FRB”) increased the target federal funds rate by 0.25% and it is widely anticipated that the FRB will continue to gradually increase short-term interest rates. Long-term interest rates have generally moved up during 2004 in anticipation of the actions of the FRB. The upward movement of long-term interest rates has resulted in a significant decline in real estate mortgage loan refinancing activity during 2004 compared to 2003 (See “Non-interest income”). We attempt to mitigate the impact of changes in interest rates on our Net Yield and tax equivalent net interest income through our asset liability management efforts (See “Asset/Liability Management”). However, there can be no assurance that our asset liability management efforts will be successful in preventing significant fluctuations in our tax equivalent net interest income as a result of changes in interest rates.

Average Balances and Tax Equivalent Rates

	Three Months Ended June 30, 2004
	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets	(dollars in thousands)
Taxable loans (1)	$1,856,632	$32,241	6.97%	$1,597,452	$30,289	7.60%
Tax-exempt loans (1,2)	6,613	123	7.48	11,802	238	8.09
Taxable securities	257,863	2,997	4.67	250,058	2,949	4.73
Tax-exempt securities (2)	197,137	3,542	7.23	168,758	3,063	7.28
Other investments	14,297	168	4.73	11,847	135	4.57

Interest Earning Assets	2,332,542	39,071	6.72	2,039,917	36,674	7.20

Cash and due from banks	46,971			49,960
Other assets, net	142,423			120,133

Total Assets	$2,521,936			$2,210,010

Liabilities
Savings and NOW	$766,668	995	0.52	$683,172	1,377	0.81
Time deposits	796,345	5,023	2.54	749,204	6,053	3.24
Long-term debt	2,637	13	1.98
Other borrowings	490,974	3,953	3.24	396,414	4,561	4.61

Interest Bearing Liabilities	2,056,624	9,984	1.95	1,828,790	11,991	2.63

Demand deposits	215,975			175,549
Other liabilities	67,685			55,363
Shareholders' equity	181,652			150,308

Total liabilities and shareholders' equity	$2,521,936			$2,210,010

Tax Equivalent Net Interest Income		$29,087			$24,683

Tax Equivalent Net Interest Income
as a Percent of Earning Assets			5.00%			4.85%

(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Six Months Ended June 30
	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets	(dollars in thousands)
Taxable loans (1)	$1,788,570	$62,284	6.99%	$1,532,855	$56,793	7.44%
Tax-exempt loans (1,2)	6,740	251	7.49	11,894	480	8.14
Taxable securities	255,514	6,091	4.79	230,193	5,848	5.12
Tax-exempt securities (2)	198,021	7,069	7.18	167,006	6,100	7.37
Other investments	14,119	334	4.76	10,983	277	5.09

Interest Earning Assets	2,262,964	76,029	6.75	1,952,931	69,498	7.15

Cash and due from banks	45,554			45,379
Other assets, net	135,691			112,760

Total Assets	$2,444,209			$2,111,070

Liabilities
Savings and NOW	$743,366	1,967	0.53	$681,282	2,797	0.83
Time deposits	794,265	10,253	2.60	706,156	11,804	3.37
Long-term debt	1,319	13	1.98
Other borrowings	464,556	7,991	3.46	366,713	8,203	4.51

Interest Bearing Liabilities	2,003,506	20,224	2.03	1,754,151	22,804	2.62

Demand deposits	199,183			167,646
Other liabilities	67,214			43,115
Shareholders' equity	174,306			146,158

Total liabilities and shareholders' equity	$2,444,209			$2,111,070

Tax Equivalent Net Interest Income		$55,805			$46,694

Tax Equivalent Net Interest Income
as a Percent of Earning Assets			4.95%			4.80%

(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Provision for credit losses The provision for credit losses was $0.7 million during both the three months ended June 30, 2004 and 2003. During the six-month periods ended June 30, 2004 and 2003, the provision was $1.5 million and $1.7 million, respectively. The provision for credit losses reflects our assessment of the allowance for loan losses and the allowance for losses on unfunded commitments taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See “Portfolio loans and asset quality.”)

Non-interest income Non-interest income totaled $11.3 million during the three months ended June 30, 2004, a $0.9 million increase from the comparable period in 2003. This increase was primarily due to increases in service charges on deposits and real estate mortgage loan servicing income that were partially offset by declines in net gains on the sale of real estate mortgage loans and title insurance fees. Non-interest income decreased to $18.7 million during the six months ended June 30, 2004, from $20.8 million a year earlier and the components of this change were largely similar to the quarterly comparative periods.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands)
Service charges on deposit accounts	$4,258	$3,677	$7,899	$6,948
Net gains on asset sales
Real estate mortgage loans	2,163	4,317	3,222	8,349
Securities	2	47	495	559
Title insurance fees	539	907	1,083	1,650
Bank owned life insurance	383	364	728	742
Manufactured home loan origination fees
and commissions	320	389	609	747
Mutual fund and annuity commissions	296	334	643	590
Real estate mortgage loan servicing	1,765	(1,047)	1,081	(1,397)
Other	1,542	1,423	2,945	2,638

Total non-interest income	$11,268	$10,411	$18,705	$20,826

Service charges on deposit accounts increased by 15.8% to $4.3 million and by 13.7% to $7.9 million during the three- and six-month periods ended June 30, 2004, respectively, from the comparable periods in 2003. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans decreased by $2.2 million during the three months ended June 30, 2004 from the same period in 2003 and decreased by $5.1 million on a year to date comparative basis. The decreases in real estate mortgage loan origination volume, loans sold and gains on such sales are primarily due to generally higher long-term interest rates in 2004 which have resulted in significant declines in mortgage loan refinance activity in 2004 compared to 2003. Based on current interest rates, we would expect the level of refinance activity to continue to decline during the last six months of 2004 and thus would generally expect somewhat lower levels of gains on the sale of real estate mortgage loans when compared to the second quarter of 2004. Also during the three- and six-month periods ended June 30, 2004 gains on the sale of real estate mortgage loans decreased by approximately $0.1 million in both periods as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133 (compared to increases of $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 2003, respectively). The SFAS #133 adjustments to gains on the sale of real estate mortgage loans primarily represent timing differences that reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands)
Real estate mortgage loans originated	$199,576	$363,083	$358,995	$625,211
Real estate mortgage loans sold	137,896	242,508	206,630	472,252
Real estate mortgage loans sold with
servicing rights released	16,564	13,958	24,245	30,715
Net gains on the sale of real estate mortgage loans	2,163	4,317	3,222	8,349
Net gains as a percent of real estate
mortgage loans sold ("Loan Sale Margin")	1.57%	1.78%	1.56%	1.77%
SFAS #133 adjustments included in the
Loan Sale Margin	(0.07%)	0.15%	(0.03%)	0.18%

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

When taking into account the impact of the SFAS #133 adjustments, net gains as a percentage of real estate mortgage loans sold were relatively consistent between all the comparable periods presented.

The declines in title insurance fees in 2004 compared to 2003 primarily reflect the changes in our mortgage loan origination volume.

Manufactured home loan origination fees and commissions have continued to decline in 2004 compared to 2003. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. In addition, generally low interest rates for mortgage loans have made traditional housing more affordable and reduced the demand for manufactured homes. Finally, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first half of 2004 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Real estate mortgage loan servicing generated income of $1.8 million and $1.1 million in the second quarter and first six months of 2004 respectively, compared to an expense of $1.0 million and $1.4 million in the corresponding periods of 2003, respectively. These increases are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights.

Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands)
Balance at beginning of period	$8,082	$5,341	$8,873	$4,455
Originated servicing rights capitalized	1,110	2,058	1,800	3,985
Amortization	(645)	(1,264)	(1,081)	(2,140)
(Increase)/decrease in impairment reserve	1,607	(570)	562	(735)

Balance at end of period	$10,154	$5,565	$10,154	$5,565

Impairment reserve at end of period	$160	$1,830	$160	$1,830

The declines in originated mortgage loan servicing rights capitalized are due to the lower level of real estate mortgage loan sales in the second quarter and first six months of 2004 compared to 2003. The amortization of capitalized mortgage loan servicing rights declined in 2004 compared to 2003 due to a lower level of mortgage loan prepayment activity. The impairment reserve on capitalized mortgage loan servicing rights totaled $0.2 million at June 30, 2004, compared to $0.7 million and $1.8 million at December 31, 2003, and June 30, 2003, respectively. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each quarter end. At June 30, 2004, expected future prepayment rates used in the valuation of this asset declined significantly from earlier in the year as a result of the rise in mortgage loan interest rates. At June 30, 2004, the Company was servicing approximately $1.2 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.87% and a weighted average service fee of 26.1 basis points.

Non-interest expense Non-interest expense increased by $5.6 million to $26.2 million and by $8.2 million to $46.9 million during the three- and six-month periods ended June 30, 2004, respectively, compared to the like periods in 2003.

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

	(in thousands)
Salaries	$7,796	$6,972	$15,391	$13,263
Performance-based compensation
and benefits	1,448	1,586	2,764	2,890
Other benefits	2,610	2,237	4,798	4,283

Compensation and employee
benefits	11,854	10,795	22,953	20,436
Occupancy, net	1,814	1,626	3,637	3,224
Furniture and fixtures	1,475	1,424	2,865	2,744
Mepco claims expense	2,700		2,700
Data processing	1,110	973	2,163	1,896
Communications	859	712	1,665	1,396
Loan and collection	877	889	1,624	1,831
Advertising	935	974	1,605	1,743
Supplies	656	495	1,100	959
Write-off of uncompleted software	977		977
Amortization of intangible assets	525	458	977	734
Legal and professional	551	558	840	831
Other	1,894	1,743	3,779	2,908

Total non-interest expense	$26,227	$20,647	$46,885	$38,702

During the second quarter of 2004 we received an unsolicited anonymous letter regarding certain business practices at Mepco, which was acquired in April 2003 and is now a wholly-owned subsidiary of Independent Bank. We processed this letter in compliance with our Policy Regarding the Resolution of Reports on the Company’s Accounting, Internal Controls and Other Business Practices. Under the direction of our Audit Committee, special legal counsel has been engaged to investigate the matters raised in the anonymous letter. Currently, the investigation is ongoing, and given the volume of information that must be reviewed, it is likely to take several months before final determination can be made of potential liability to third parties. We have determined that any amounts relating to the period after the April 2003 acquisition of Mepco by Independent Bank Corporation are not significant. Amounts related to periods prior to the April 2003 acquisition date have not yet been finally determined. Based on the investigation to date, which is in the early phases as to the period prior to the April 2003 acquisition date, the potential liability may be as high as $5 million, although there can be no assurance that the potential liability will not exceed that amount. The potential liability may, however, be substantially less, depending on the facts determined in the investigation and the application of the law to those facts. As a result of a review of these matters, we have recorded a liability of $2.7 million at June 30, 2004 with a corresponding charge to earnings (included in non-interest expenses) for potential third-party claims. This amount represents our best estimate at the present time. Circumstances related to the ongoing investigation may result in future adjustments to this accrual. The terms of the agreement under which we acquired Mepco, obligates the former shareholders of Mepco to indemnify Independent Bank Corporation for existing and resulting damages and liabilities from pre-acquisition activities at Mepco. Accordingly, to the extent that we actually incur any damages or liabilities resulting from these pre-acquisition activities, we believe that we have reasonable grounds to claim and collect full reimbursement. However, there can be no assurance that we will successfully prevail with respect to any of these potential claims.

Second quarter non-interest expenses include a $1.0 million impairment charge for the write-off of previously capitalized software development costs. This software was being developed by Mepco over the past three years for internal use in connection with its lending activities. With the assistance of a third-party consultant, during the second quarter of 2004 we determined that this uncompleted internal use software was not expected to provide substantive service potential due primarily to performance, functionality and application server platform issues. Second quarter 2004 non-interest expenses also include $0.2 million of one-time data processing conversion costs as well as approximately $0.5 million of additional operating expenses both related to the Midwest Guaranty acquisition.

A majority of the remainder of the increase in non-interest expense in 2004 compared to 2003 is primarily due to increases in compensation and employee benefits. The increase in compensation and employee benefits expense is primarily attributable to merit pay increases that were effective January 1, 2004, staffing level increases associated with the expansion and growth of the organization and increases in health care insurance costs.

Income tax expense Our effective income tax rate was slightly lower during both the second quarter of and for the first six months of 2004 compared to the like periods in 2003. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.

ACQUISITIONS

On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers.

On May 31, 2004, we completed the acquisition of Midwest Guaranty Bancorp, Inc. As a result, we issued 997,700 shares of our common stock and paid $16.6 million in cash to the Midwest shareholders. The second quarter of 2004 includes the results of Midwest’s operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders’ equity of $18.7 million.

On July 1, 2004, we completed the acquisition of North Bancorp, Inc. (“North”). As a result, we issued 345,391 shares of our common stock to the North shareholders. The fair value of North’s assets acquired and liabilities assumed and the results of their operations will not be included in our financial statements until the third quarter of 2004. At the time of acquisition, North had total assets of $155.1 million, total loans of $103.6 million, total deposits of $123.8 million and total stockholders’ equity of $3.3 million.

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

Our methodology for determining the allowance and related provision for credit losses is described above in “Financial Condition – Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for credit losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio and unfunded commitments. As a result, we could record future provisions for credit losses that may be significantly different than the levels that we have recorded in the most recent quarter.

At June 30, 2004 we had approximately $10.2 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At June 30, 2004 we had approximately $355.5 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. The fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately positive $0.3 million at June 30, 2004.

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

At June 30, 2004 we had recorded $41.9 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from our 2004 acquisition of Midwest, our 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable and generally even utilizing more conservative assumptions on valuation would not presently result in any impairment in the amount of goodwill that we have recorded. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumption.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2003.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of its quarterly report on 10-Q for the period ended June 30, 2004. Other than as discussed in the third paragraph of this Item 4, there have been no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Office and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In April 2003, we acquired Mepco Insurance Premium Financing, Inc. (“Mepco”) a Chicago-based Company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. As discussed in item 2 above, our Audit Committee is in the process of investigating identified business practices relating to the handling of certain overpayments on premium finance loans resulting from payoffs and cancellations. We have made changes to strengthen internal controls related to the manner in which overpayments on premium finance loans are handled, and we intend to continue to refine the process and have additional corrective actions in place by the end of the third quarter of 2004.

Part II

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2004 pursuant to our share repurchase plan:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2004	9,584	24.86
May 2004	83,129	24.53	81,600
June 2004	2,471	24.81

Total	95,184	24.57	81,600	668,400

(1)Includes shares repurchased from employees in connection with equity plan transactions such as the surrender of shares to pay an option exercise price or tax withholding and shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.
(2)Our current stock repurchase plan, announced December 4, 2003, authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2004.

Item 4.	Submission of Matters to a Vote of Security-Holders

Our Annual Meeting of Shareholders was held on April 23, 2004. As described in our proxy statement, dated March 18, 2004, the following matter was considered at that meeting:

(1)	Election of directors:

Jeffrey A. Bratsburg and Charles C. Van Loan were elected to serve three-year terms expiring in 2007. Votes for and votes withheld for each nominee were as follows:

Jeffrey A. Bratsburg Charles C. Van Loan	Votes For 13,861,872 16,752,034	Votes Withheld 3,092,558 202,395

Directors whose term of office as a director continued after the meeting were Robert L. Hetzler, Terry L. Haske, Charles A. Palmer and James E. McCarty.

Part II (continued)

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report: 11. Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K

A report on Form 8-K was filed on April 22, 2004, under item 9. The report included our press release dated April 22, 2004, regarding our earnings during the quarter ended March 31, 2004.
An additional report on Form 8-K was filed on April 22, 2004, under item 9. The report included supplemental data to the Registrant’s press release dated April 22, 2004, regarding its earnings during the quarter ended March 31, 2004.
A report on Form 8-K was filed on May 26, 2004, under item 9 which included a press release announcing the closing of the merger with Midwest Guaranty Bancorp, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004 ——————————————	By: /s/ Robert N. Shuster —————————————— Robert N. Shuster, Principal Financial Officer

Date: August 6, 2004 ——————————————	By: /s/ James J. Twarozynski —————————————— James J. Twarozynski, Principal Accounting Officer

Exhibit 11

Computation of Earnings Per Share

        See Note 6. of Notes to Interim Consolidated Financial Statements for a reconciliation of basic and diluted earnings per share for the three- and six-month period ending June 30, 2004.

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 6, 2004	INDEPENDENT BANK CORPORATION By: /s/ Charles C. Van Loan —————————————— Charles C. Van Loan Its: Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Robert N. Shuster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Independent Bank Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

a)	all significant deficiencies and material weaknesses in the design or operation of internalcontrol over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 6, 2004	INDEPENDENT BANK CORPORATION By: /s/ Robert N. Shuster —————————————— Robert N. Shuster Its: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATE OF THE

CHIEF EXECUTIVE OFFICER OF

INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Charles C. Van Loan, Chief Executive Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

Date: August 6, 2004	INDEPENDENT BANK CORPORATION By: /s/ Charles C. Van Loan —————————————— Charles C. Van Loan Its: Chief Executive Officer

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

CHIEF FINANCIAL OFFICER OF

INDEPENDENT BANK CORPORATION

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Robert N. Shuster, Chief Financial Officer of Independent Bank Corporation, certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, fairly presents, in all material respects, the financial condition and results of operations of Independent Bank Corporation.

Date: August 6, 2004	INDEPENDENT BANK CORPORATION By: /s/ Robert N. Shuster —————————————— Robert N. Shuster Its: Chief Financial Officer

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