Form 10-Q
period 2004-09-30
INDEPENDENT BANK CORP /MI/
filed 2004-11-09
CIK 39311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004

Commission file number 0-7818

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                 38-2032782
---------------------------------------  ---------------------------------------
    (State or jurisdiction of                (I.R.S. Employer Identification
    Incorporation or Organization)            Number)

            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (616) 527-9450
                                 ---------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1                       21,114,833
---------------------------------------  ---------------------------------------
              Class                          Outstanding at November 5, 2004

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                             Number(s)
                                                                             ---------
PART I - Financial Information

Item 1.  Consolidated Statements of Financial Condition
           September 30, 2004 and December 31, 2003                             2
         Consolidated Statements of Operations
           Three- and Nine-month periods ended September 30, 2004 and 2003      3
         Consolidated Statements of Cash Flows
           Nine-month periods ended September 30, 2004 and 2003                 4
         Consolidated Statements of Shareholders' Equity
           Nine-month periods ended September 30, 2004 and 2003                 5
         Notes to Interim Consolidated Financial Statements                     6-17
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  18-37
Item 3.  Quantitative and Qualitative Disclosures about Market Risk             38
Item 4.  Controls and Procedures                                                38

PART II -Other Information

Item 2.  Unregistered sales of equity securities and use of proceeds            39
Item 6.  Exhibits                                                               39

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

Part I
Item 1.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                      September 30,   December 31,
                                                                                         2004              2003
                                                                                      ----------------------------
                                                                                               (unaudited)
                                                                                      ----------------------------
                                                                                              (in thousands)
Assets
Cash and due from banks                                                                $    77,578    $    61,741
Securities available for sale                                                              491,790        453,996
Federal Home Loan Bank stock, at cost                                                       17,139         13,895
Loans held for sale                                                                         37,869         32,642
Loans
  Commercial                                                                               897,884        603,558
  Real estate mortgage                                                                     797,474        681,602
  Installment                                                                              270,471        234,562
  Finance receivables                                                                      225,322        147,671
                                                                                       -----------    -----------
                                                                       Total Loans       2,191,151      1,667,393
  Allowance for loan losses                                                                (25,541)       (16,836)
                                                                                       -----------    -----------
                                                                         Net Loans       2,165,610      1,650,557
Property and equipment, net                                                                 55,035         43,979
Bank owned life insurance                                                                   37,969         36,850
Goodwill                                                                                    44,922         16,696
Other intangibles                                                                           14,259          7,523
Accrued income and other assets                                                             47,508         43,135
                                                                                       -----------    -----------
                                                                      Total Assets     $ 2,989,679    $ 2,361,014
                                                                                       ===========    ===========
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                                 $   278,264    $   192,733
  Savings and NOW                                                                          867,385        700,541
  Time                                                                                   1,067,302        809,532
                                                                                       -----------    -----------
                                                                    Total Deposits       2,212,951      1,702,806
Federal funds purchased                                                                     85,855         53,885
Other borrowings                                                                           321,219        331,819
Subordinated debentures                                                                     64,197         52,165
Financed premiums payable                                                                   40,625         26,340
Accrued expenses and other liabilities                                                      42,518         31,783
                                                                                       -----------    -----------
                                                                 Total Liabilities       2,767,365      2,198,798
                                                                                       -----------    -----------
Shareholders' Equity
  Preferred stock, no par value -- 200,000 shares authorized; none outstanding
  Common stock, $1.00 par value -- 30,000,000 shares authorized;
    issued and outstanding:  21,112,651 shares at September 30, 2004
    and 19,521,137 shares at December 31, 2003                                              21,113         19,521
  Capital surplus                                                                          157,454        119,401
  Retained earnings                                                                         34,573         16,953
  Accumulated other comprehensive income                                                     9,174          6,341
                                                                                       -----------    -----------
                                                        Total Shareholders' Equity         222,314        162,216
                                                                                       -----------    -----------
                                        Total Liabilities and Shareholders' Equity     $ 2,989,679    $ 2,361,014
                                                                                       ===========    ===========

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,          September 30,
                                                              2004       2003        2004        2003
                                                             -------   --------    --------   ---------
                                                                 (unaudited)           (unaudited)
                                                             ------------------    --------------------
                                                              (in thousands, except per share amounts)
Interest Income
  Interest and fees on loans                                 $37,531   $ 30,945    $ 99,978   $  88,050
  Securities available for sale
    Taxable                                                    3,275      2,727       9,366       8,575
    Tax-exempt                                                 2,460      2,134       6,935       5,982
  Other investments                                              203        165         537         442
                                                             -------   --------    --------   ---------
                                     Total Interest Income    43,469     35,971     116,816     103,049
                                                             -------   --------    --------   ---------
Interest Expense
  Deposits                                                     7,855      6,769      20,075      21,370
  Other borrowings                                             4,158      3,943      12,162      12,146
                                                             -------   --------    --------   ---------
                                    Total Interest Expense    12,013     10,712      32,237      33,516
                                                             -------   --------    --------   ---------
                                       Net Interest Income    31,456     25,259      84,579      69,533
Provision for credit losses                                    2,456        569       3,966       2,279
                                                             -------   --------    --------   ---------
       Net Interest Income After Provision for Loan Losses    29,000     24,690      80,613      67,254
                                                             -------   --------    --------   ---------
Non-interest Income
  Service charges on deposit accounts                          4,620      3,855      12,519      10,803
  Net gains (losses) on asset sales
    Real estate mortgage loans                                 1,381      5,652       4,603      14,001
    Securities                                                 1,561     (1,314)      2,056        (755)
  Title insurance fees                                           496        983       1,579       2,633
  Manufactured home loan origination fees                        314        535         923       1,282
  Real estate mortgage loan servicing                             77        201       1,158      (1,196)
  Other income                                                 2,385      1,902       6,701       5,872
                                                             -------   --------    --------   ---------
                                 Total Non-interest Income    10,834     11,814      29,539      32,640
                                                             -------   --------    --------   ---------
Non-interest Expense
  Compensation and employee benefits                          12,603     11,241      35,556      31,677
  Occupancy, net                                               1,981      1,611       5,618       4,835
  Furniture and fixtures                                       1,608      1,381       4,473       4,125
  Other expenses                                               9,329      8,061      26,759      20,359
                                                             -------   --------    --------   ---------
                                Total Non-interest Expense    25,521     22,294      72,406      60,996
                                                             -------   --------    --------   ---------
                          Income Before Income Tax Expense    14,313     14,210      37,746      38,898
Income tax expense                                             3,995      3,890      10,002      10,630
                                                             -------   --------    --------   ---------
                                         Net Income          $10,318   $ 10,320    $ 27,744   $  28,268
                                                             =======   ========    ========   =========
Net Income Per Share
  Basic                                                      $   .49   $    .53    $   1.37   $    1.44
  Diluted                                                        .48        .51        1.34        1.41
Dividends Per Common Share
  Declared                                                   $   .17   $    .16    $    .49   $     .43
  Paid                                                           .16        .16         .48         .43

See notes to interim consolidated financial statements

                 INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                             2004          2003
                                                                                          ---------    ---------
                                                                                               (unaudited)
                                                                                          ----------------------
                                                                                               (in thousands)
Net Income                                                                                $  27,744    $  28,268
                                                                                          ---------    ---------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                              291,809      785,755
    Disbursements for loans held for sale                                                  (292,433)    (711,957)
    Provision for credit losses                                                               3,966        2,279
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                                       7,426        5,585
    Net gains on sales of real estate mortgage loans                                         (4,603)     (14,001)
    Net (gains) losses on sales of securities                                                (2,056)         755
    Write-off of uncompleted software                                                           977
    Amortization of deferred loan fees                                                         (538)        (566)
    Increase in financed premiums payable                                                    14,285        1,778
    Increase in accrued income and other assets                                              (1,162)      (2,961)
    Increase (decrease) in accrued expenses and other liabilities                             9,337       (1,721)
                                                                                          ---------    ---------
                                                                                             27,008       64,946
                                                                                          ---------    ---------
                                                     Net Cash from Operating Activities      54,752       93,214
                                                                                          ---------    ---------
Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                                    46,025       13,247
  Proceeds from the maturity of securities available for sale                                14,102       18,123
  Principal payments received on securities available for sale                               37,009       82,777
  Purchases of securities available for sale                                                (87,084)    (186,684)
  Principal payments on portfolio loans purchased                                             2,244        6,079
  Portfolio loans originated, net of principal payments                                    (221,676)    (141,051)
  Purchase of common securities                                                                           (3,036)
  Acquisition of businesses, less cash received                                              12,905
  Capital expenditures                                                                       (8,510)      (5,158)
                                                                                          ---------    ---------
                                                  Net Cash used in Investing Activities    (204,985)    (215,703)
                                                                                          ---------    ---------
Cash Flow from Financing Activities
  Net increase in deposits                                                                  186,934      103,755
  Net increase (decrease) in short-term borrowings                                           40,927      (15,669)
  Proceeds from Federal Home Loan Bank advances                                             347,100      525,250
  Payments of Federal Home Loan Bank advances                                              (401,010)    (510,077)
  Dividends paid                                                                             (9,098)      (7,915)
  Proceeds from issuance of subordinated debentures                                                       48,712
  Redemption of subordinated debentures                                                                  (17,250)
  Proceeds from issuance of common stock                                                      3,219        2,089
  Repurchase of common stock                                                                 (2,002)     (12,504)
                                                                                          ---------    ---------
                                                     Net Cash from Financing Activities     166,070      116,391
                                                                                          ---------    ---------
                                   Net Increase (Decrease) in Cash and Cash Equivalents      15,837       (6,098)
Cash and Cash Equivalents at Beginning of Period                                             61,741       60,731
                                                                                          ---------    ---------
                                             Cash and Cash Equivalents at End of Period   $  77,578    $  54,633
                                                                                          =========    =========
Cash paid during the period for
  Interest                                                                                $  31,282    $  34,219
  Income taxes                                                                                2,399        8,518
Transfer of loans to other real estate                                                        2,044        3,108

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                    Nine months ended
                                                      September 30,
                                                    2004         2003
                                                  ---------    ---------
                                                       (unaudited)
                                                  ----------------------
                                                     (in thousands)
Balance at beginning of period                    $ 162,216    $ 138,047
  Net income                                         27,744       28,268
  Cash dividends declared                           (10,124)      (8,228)
  Issuance of common stock                           41,647        7,835
  Repurchase of common stock                         (2,002)     (12,504)
  Net change in accumulated other comprehensive
    income, net of related tax effect (note 4)        2,833        1,231
                                                  ---------    ---------
Balance at end of period                          $ 222,314    $ 154,649
                                                  =========    =========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2004 and December 31, 2003, and the results of operations for the three and nine-month periods ended September 30, 2004 and 2003. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include accounting for the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2003 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $16.1 million at September 30, 2004, and $12.7 million at December 31, 2003. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. Comprehensive income for the three- and nine-month periods ended September 30 follows:

                                                    Three months ended     Nine months ended
                                                      September 30,           September 30,
                                                     2004        2003       2004       2003
                                                   --------    --------    -------   --------
                                                                  (in thousands)
Net income                                         $ 10,318    $ 10,320    $27,744   $ 28,268
Net change in unrealized gain on securities
  available for sale, net of related tax effect       6,868      (4,378)       878       (385)
Net change in unrealized gain/loss on derivative
  instruments, net of related tax effect               (956)      2,049      1,955      1,616
                                                   --------    --------    -------   --------
Comprehensive income                               $ 16,230    $  7,991    $30,577   $ 29,499
                                                   ========    ========    =======   ========

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

                                              Three months ended     Nine months ended
                                                September 30,           September 30,
                                                2004     2003          2004    2003
                                               ------   -------       ------   -----
                                                          (in thousands)
Gain (loss) reclassified into earnings         $1,561   $(1,314)      $2,056   $(755)
Federal income tax expense as a
  result of the reclassification of these
  amounts from comprehensive income               547      (460)         720    (264)

5. Our reportable segments are based upon legal entities. We have five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Mepco Insurance Premium Financing, Inc. ("Mepco"). We evaluate performance based principally on net income of the respective reportable segments.

                                   (unaudited)

A summary of selected financial information for our reportable segments for the three-month and nine-month periods ended September 30, follows:

As of or for the three months ended September 30,

                                   IB         IBWM       IBSM        IBEM       Mepco    Other(1)   Elimination    Total
                              ------------ ---------- ----------  ---------  ---------- ----------  ----------- -----------
                                                          (in thousands)
2004
  Total assets                $  1,170,262 $  491,898 $  406,970  $ 666,284  $  245,734 $  306,586  $  298,055  $ 2,989,679
  Interest income                   16,674      7,186      5,272      8,853       5,514         17          47       43,469
  Net interest income               11,880      5,663      3,677      7,044       4,585     (1,393)                  31,456
  Provision for credit losses        1,122        114         90      1,088          42                               2,456
  Income (loss) before
    income tax                       5,955      3,737      2,338      2,323       2,419     (2,310)        149       14,313
  Net income (loss)                  4,398      2,653      1,730      1,777       1,473     (1,564)        149       10,318

2003
  Total assets                $  1,009,718 $  468,382 $  338,096  $ 354,268  $  140,693 $  214,264  $  209,659  $ 2,315,762
  Interest income                   15,050      7,417      4,560      5,007       3,956          1          20       35,971
  Net interest income               10,457      5,536      3,097      3,563       3,602       (996)                  25,259
  Provision for credit losses          224        219        192       (136)         70                                 569
  Income (loss) before
    income tax                       6,098      4,610      1,774      1,896       1,193     (1,037)        324       14,210
  Net income (loss)                  4,499      3,213      1,348      1,492         725       (633)        324       10,320

As of or for the nine months ended September 30,

                                   IB         IBWM       IBSM        IBEM       Mepco    Other(1)   Elimination    Total
                              ------------ ---------- ----------  ---------  ---------- ----------  ----------- -----------
                                                          (in thousands)
2004
  Total assets                $  1,170,262 $  491,898 $  406,970  $ 666,284  $  245,734 $  306,586   $ 298,055  $ 2,989,679
  Interest income                   46,278     21,013     15,050     19,803      14,686         42          56      116,816
  Net interest income               32,903     16,698     10,512     15,408      12,613     (3,555)                  84,579
  Provision for credit losses        1,834        326        336      1,288         182                               3,966
  Income (loss) before
    income tax                      17,588     11,407      6,328      5,366       2,467     (4,907)        503       37,746
  Net income (loss)                 13,052      8,087      4,687      4,238       1,472     (3,289)        503       27,744

2003
  Total assets                $  1,009,718 $  468,382 $  338,096  $ 354,268  $  140,693 $  214,264   $ 209,659  $ 2,315,762
  Interest income                   45,696     21,431     13,722     14,997       7,246         22          65      103,049
  Net interest income               30,207     15,734      9,177     10,589       6,622     (2,796)                  69,533
  Provision for credit losses          934        864       (148)       514         115                               2,279
  Income (loss) before
    income tax                      18,112     11,622      5,891      4,717       2,339     (2,944)        839       38,898
  Net income (loss)                 13,321      8,125      4,360      3,885       1,423     (2,007)        839       28,268

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

                                                     Three months ended  Nine months ended
                                                       September 30,      September 30,
                                                      2004      2003      2004      2003
                                                     -------   -------   -------   -------
                                                    (in thousands, except per share amounts)
Net income                                           $10,318   $10,320   $27,744   $28,268
                                                     =======   =======   =======   =======

Average shares outstanding (Basic)                    21,089    19,548    20,230    19,621
  Effect of dilutive securities:
    Stock options                                        381       469       392       405
    Stock units for deferred compensation plan for
      Non-employee directors                              45        46        47        46
                                                     -------   -------   -------   -------
         Average shares outstanding (Diluted)         21,515    20,063    20,669    20,072
                                                     =======   =======   =======   =======
Net income per share
  Basic                                              $   .49   $   .53   $  1.37   $  1.44
  Diluted                                                .48       .51      1.34      1.41

7. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                                     September 30, 2004
                                                                                          Average
                                                                                Notional  Maturity    Fair
                                                                                 Amount   (years)     Value
                                                                                --------  --------    -----
                                                                                   (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements                   $173,159    3.2     $      4
                                                                                ========    ===     ========

Cash Flow Hedge - pay fixed interest-rate swap agreements                       $387,000    1.4     $ (1,172)
                                                                                ========    ===     ========
No hedge designation
   Pay fixed interest-rate swap agreements                                      $ 15,000    1.1     $     34
   Pay variable interest-rate swap agreements                                     35,000    0.3          (51)
   Rate-lock real estate mortgage loan commitments                                26,000    0.1          155
   Mandatory commitments to sell real estate mortgage loans                       64,000    0.1           23
                                                                                --------    ---     --------
        Total                                                                   $140,000    0.3     $    161
                                                                                ========    ===     ========

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

We record the fair value of Cash Flow Hedges in accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $1.1 million, net of tax, of unrealized losses on Cash Flow Hedges at September 30, 2004 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2004 is 4.8 years.

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

In the ordinary course of business, we enter into rate-lock real estate mortgage loan commitments with customers ("Rate Lock Commitments"). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell real estate mortgage loans ("Mandatory Commitments") to hedge price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of real estate mortgage loans. We utilize an outside third party to assist us in our valuation of Mandatory Commitments and Rate Lock Commitments. Interest expense and net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of derivative instruments, which are not designated as hedges.

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows:


                                                                   Other
                                                               Comprehensive
                                                Net Income        Income          Total
                                                ----------     -------------      -------
                                                               (in thousands)
Change in fair value during the three-
  month period ended September 30, 2004

  Interest-rate swap agreements
    not designated as hedges                      $ (20)                          $   (20)
  Rate Lock Commitments                            (217)                             (217)
  Mandatory Commitments                             438                               438
  Ineffectiveness of cash flow hedges                11                                11
  Cash flow hedges                                                $(2,757)         (2,757)
  Reclassification adjustment                                       1,287           1,287
                                                  -----           -------         -------
    Total                                           212            (1,470)         (1,258)
  Income tax                                         74              (514)           (440)
                                                  -----           -------         -------
    Net                                           $ 138           $  (956)        $  (818)
                                                  =====           =======         =======


                                                                   Other
                                                               Comprehensive
                                                Net Income        Income          Total
                                                ----------     -------------      -------
                                                               (in thousands)
Change in fair value during the nine-
  month period ended September 30, 2004

  Interest-rate swap agreements
    not designated as hedges                      $  66                           $    66
  Rate Lock Commitments                             (39)                              (39)
  Mandatory Commitments                             163                               163
  Ineffectiveness of cash flow hedges                13                                13
  Cash flow hedges                                                $(1,011)         (1,011)
  Reclassification adjustment                                       4,019           4,019
                                                  -----           -------         -------
    Total                                           203             3,008           3,211
  Income tax                                         71             1,053           1,124
                                                  -----           -------         -------
    Net                                           $ 132           $ 1,955         $ 2,087
                                                  =====           =======         =======

                                   (unaudited)

                                                                  Other
                                                               Comprehensive
                                                Net Income        Income           Total
                                                ----------     -------------      -------
                                                               (in thousands)
Change in fair value during the three-
  month period ended September 30, 2003

  Interest-rate swap agreements
    not designated as hedges                     $    (1)                         $    (1)
  Rate Lock Commitments                             (341)                            (341)
  Mandatory Commitments                           (1,052)                          (1,052)
  Ineffectiveness of cash flow hedges                  2                                2
  Cash flow hedges                                                $ 1,446           1,446
  Reclassification adjustment                                       1,711           1,711
                                                 -------          -------         -------
    Total                                         (1,392)           3,157           1,765
  Income tax                                        (487)           1,108             621
                                                 -------          -------         -------
    Net                                          $  (905)         $ 2,049         $ 1,144
                                                 =======          =======         =======

                                                                  Other
                                                               Comprehensive
                                                Net Income        Income           Total
                                                ----------     -------------      -------
                                                               (in thousands)
Change in fair value during the nine-
  month period ended September 30, 2003

  Interest-rate swap agreements
    not designated as hedges                     $    (1)                         $    (1)
  Rate Lock Commitments                              151                              151
  Mandatory Commitments                              446                              446
  Ineffectiveness of cash flow hedges                (17)                             (17)
  Cash flow hedges                                   (28)         $(2,839)         (2,867)
  Reclassification adjustment                                       5,329           5,329
                                                 -------          -------         -------
    Total                                            551            2,490           3,041
  Income tax                                         193              874           1,067
                                                 -------          -------         -------
    Net                                          $   358          $ 1,616         $ 1,974
                                                 =======          =======         =======

                                   (unaudited)

8. Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS #141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS #142") effects how organizations account for business combinations and for the goodwill and intangible assets that arise from those combinations or are acquired otherwise.

Intangible assets, net of amortization, were comprised of the following at September 30, 2004 and December 31, 2003:

                                     September 30, 2004     December 31, 2003
                                   -----------------------  ----------------------
                                     Gross                   Gross
                                   Carrying   Accumulated   Carrying  Accumulated
                                    Amount    Amortization   Amount   Amortization
                                   --------   ------------   ------   ------------
                                                 (dollars in thousands)
Amortized intangible assets
   Core deposit                     $20,543     $ 9,169      $13,386     $8,067
   Customer relationship              2,604       1,088        2,604        589
   Covenant not to compete            1,520         151          220         31
                                    -------     -------      -------     ------
      Total                         $24,667     $10,408      $16,210     $8,687
                                    =======     =======      =======     ======
Unamortized intangible assets -
    Goodwill                        $44,922                  $16,696
                                    =======                  =======

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of September 30, 2004.

Amortization of intangibles, has been estimated through 2009 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                      (dollars in thousands)
Three months ended December 31, 2004                        $      756
Year ending December 31:
     2005                                                        2,774
     2006                                                        2,572
     2007                                                        2,382
     2008                                                        2,061
     2009 and thereafter                                         3,714
                                                            ----------
          Total                                             $   14,259
                                                            ==========

                                   (unaudited)

Changes in the carrying amount of goodwill and amortizing intangibles by reporting segment for the nine months ended September 30, 2004 were as follows:

                                            IB         IBWM       IBSM      IBEM           Mepco      Other(1)         Total
                                       ----------    -------- ----------  --------     ----------    ----------     -----------
                                                              (dollars in thousands)
Goodwill
  Balance, December 31, 2003           $    6,754    $     32             $     180    $    9,397    $      333     $    16,696
  Goodwill adjustment during period         2,967(2)                         23,017(3)      2,195(4)         47(3)       28,226
                                       ----------    -------- ----------  ---------    ----------    ----------     -----------
  Balance, September 30, 2004          $    9,721    $     32             $  23,197    $   11,592    $      380     $    44,922
                                       ==========    ======== ==========  =========    ==========    ==========     ===========
Core Deposit Intangible, net
  Balance, December 31, 2003           $      584    $     95 $      594  $   3,973                  $       73     $     5,319
  Acquired during year                      2,240(2)                          4,919(3)                                    7,159
  Amortization                               (160)        (19)      (107)      (806)                        (12)         (1,104)
                                       ----------    -------- ----------  ---------    ----------    ----------     -----------
  Balance, September 30, 2004          $    2,664    $     76 $      487  $   8,086                  $       61     $    11,374
                                       ==========    ======== ==========  =========    ==========    ==========     ===========
Customer Relationship Intangible, net
  Balance, December 31, 2003                                                           $    2,015                   $     2,015
  Amortization                                                                               (499)                         (499)
                                       ----------    -------- ----------  ---------    ----------    ----------     -----------
  Balance, September 30, 2004                                                          $    1,516                   $     1,516
                                       ==========    ======== ==========  =========    ==========    ==========     ===========
Covenant not to compete, net
  Balance, December 31, 2003                                                           $      189                   $       189
  Acquired during year                                                    $   1,300(3)                                    1,300
  Amortization                                                                  (87)          (33)                         (120)
                                       ----------    -------- ----------  ---------    ----------    ----------     -----------
  Balance, September 30, 2004                                             $   1,213    $      156                   $     1,369
                                       ==========    ======== ==========  =========    ==========    ==========     ===========

(1) Includes items relating to the Registrant and certain insignificant operations.

(2) Goodwill and intangible assets associated with the acquisition of North. See footnote #10.

(3) Goodwill and intangible assets associated with the acquisition of Midwest. See footnote #10.

(4) Goodwill associated with contingent consideration paid pursuant to a five year earnout.

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

The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained:

                                                                Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                               2004(1)        2003          2004          2003
                                                             ---------     ---------     ---------     ---------
Expected dividend yield                                                         2.13%         2.37%         2.61%
Risk-free interest rate                                                         4.05          4.26          4.01
Expected life (in years)                                                        8.64          9.65          9.80
Expected volatility                                                            32.84%        32.54%        33.27%
Per share weighted-average fair value                                         $ 9.41        $10.57       $  7.04

(1) No stock options were granted during the quarter ended September 30, 2004.

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

                                                                Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                               2004           2003          2004          2003
                                                             ---------     ---------     ---------     ---------
                                                                   (in thousands except per share amounts)
Net income - as reported                                     $  10,318     $  10,320     $  27,744     $  28,268
  Stock based compensation expense determined under
  fair value based method, net of related tax effect              (610)         (283)       (1,738)         (988)
                                                             ---------     ---------     ---------     ---------
    Pro-forma net income                                     $   9,708     $  10,037     $  26,006     $  27,280
                                                             =========     =========     =========     =========
Income per share
  Basic
    As reported                                              $     .49     $     .53     $    1.37     $    1.44
    Pro-forma                                                      .46           .51          1.29          1.39
  Diluted
    As reported                                              $     .48     $     .51     $    1.34     $    1.41
    Pro-forma                                                      .45           .50          1.26          1.36

10. On May 31, 2004, we completed our acquisition of Midwest Guaranty Bancorp ("Midwest"), Inc. with the purpose of expanding our presence in southeastern Michigan. Midwest was a closely held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. 2004 results include Midwest's operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders' equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.1 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million. The core deposit intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years. Included in the third quarter of 2004 was $0.2 million for amortization of the core deposit intangible and the covenant not to compete.

                                   (unaudited)

The following is a condensed balance sheet of Midwest at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

                                   (in thousands)
Cash                                 $  8,390
Securities                             19,557
Loans, net                            201,476
Property and equipment                  5,674
Intangible assets                       6,219
Goodwill                               23,066
Other assets                            1,832
                                     --------
     Total assets acquired            266,214
                                     --------

Deposits                              199,123
Short-term borrowings                  12,314
Other liabilities                      10,663
                                     --------
     Total liabilities assumed        222,100
                                     --------
     Net assets acquired             $ 44,114
                                     ========

On July 1, 2004, we completed our acquisition of North Bancorp, Inc. ("North"), with the purpose of expanding our presence in northern Michigan. North was a publicly held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 345,391 shares of common stock to the North shareholders. 2004 includes the results of North's operations beginning on July 1, 2004. At the time of acquisition, North had total assets of $155.1 million, total loans of $103.6 million, total deposits of $123.8 million and total stockholders' equity of $3.3 million. We recorded purchase accounting adjustments related to the North acquisition including recording goodwill of $3.0 million and establishing a core deposit intangible of $2.2 million. The core deposit intangible is being amortized on an accelerated basis over eight years. Included in the third quarter of 2004 was $0.1 million for amortization of the core deposit intangible.

The following is a condensed balance sheet of North at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

                                   (in thousands)
Cash and equivalents                 $ 21,505
Securities                             26,418
Loans, net                             97,573
Property and equipment                  2,318
Intangible assets                       2,240
Goodwill                                2,967
Other assets                            9,308
                                     --------
     Total assets acquired            162,329
                                     --------

Deposits                              124,088
Short-term borrowings                  22,039
Other liabilities                       7,429
                                     --------
     Total liabilities assumed        153,556
                                     --------
     Net assets acquired             $  8,773
                                     ========

                                   (unaudited)

11. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN #46") which addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For enterprises with variable interest entities created before February 1, 2003, this Interpretation applies no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. However, certain disclosure requirements were effective for all financial statements issued after January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46 discussed in the previous paragraph. Under the general transition provisions of FIN 46R all public entities are required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R during the quarter ended March 31, 2004 did not have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS #149") which amends SFAS #133 to clarify the definition of a derivative and expand the nature of exemptions from SFAS #133. SFAS #149 also clarifies the application of hedge accounting when using certain instruments and the application of SFAS #133 to embedded derivative instruments. SFAS #149 also modifies the cash flow presentation of derivative instruments that contain financing elements. This Statement is effective for contracts entered into or modified after June 30, 2003, with early adoption encouraged. Adoption of this Statement did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS #150") which requires issuers of financial instruments to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer. SFAS #150 was effective for all freestanding financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS #150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on our financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a material impact on our financial condition or results of operations.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," ("SAB #105") which provides guidance about the measurement of loan commitments required to be accounted for as derivative instruments and recognized at fair value under SFAS #133. SAB #105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB #105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. Our current policies are consistent with the guidance issued in SAB #105.

                                   (unaudited)

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations. This SOP does not apply to loans originated by us and is effective for loans acquired in fiscal years beginning after December 15, 2004. This SOP is not expected to have a material impact on our financial condition or results of operations.

In 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The recognition and measurement guidance in EITF 03-1 should be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statement of Financial Accounting Standards No. 115, "Accounting in Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations". The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. On September 15, 2004, the FASB staff proposed two FASB Staff Positions ("FSP"). The first, proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,'" would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,'" would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also would not be affected by the two proposed FSPs.

12. The results of operations for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

                               FINANCIAL CONDITION

SUMMARY Our total assets increased $628.7 million during the first nine months of 2004 due primarily to our acquisitions of Midwest Guaranty Bancorp, Inc. ("Midwest") and North Bancorp, Inc. ("North") (See note #10 to interim consolidated financial statements) as well as loan growth. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.191 billion at September 30, 2004, an increase of $523.8 million from December 31, 2003. This was primarily due to the Midwest and North acquisitions, which added approximately $308.6 million of loans at the time of acquisition, as well as growth in commercial loans, real estate mortgage loans and finance receivables. (See "Portfolio loans and asset quality.")

Deposits totaled $2.213 billion at September 30, 2004, compared to $1.703 billion at December 31, 2003. The $510.1 million increase in total deposits during the first nine months of 2004 principally reflects the Midwest and North acquisitions (which added $322.7 million in total deposits at the dates of acquisition), as well as increases in demand deposits, savings and NOW accounts and an increase in brokered certificates of deposit ("Brokered CDs"). Other borrowings totaled $321.2 million at September 30, 2004, a decrease of $10.6 million from December 31, 2003 due primarily to a reduction in Federal Home Loan Bank ("FHLB") advances that were generally replaced with Brokered CD's.

SECURITIES We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not as a result of credit related issues, except for one mobile home loan asset-backed security on which we did record an impairment charge during the third quarter of 2004 as described in greater detail below. We also believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See "Asset/liability management.")

SECURITIES

                                                   Unrealized
                                               ------------------
                                  Amortized                            Fair
                                   Cost         Gains      Losses      Value
                                  ---------    -------     ------     --------
                                                 (in thousands)
Securities available for sale
    September 30, 2004            $476,503     $18,029     $2,742     $491,790
    December 31, 2003              440,060      15,681      1,745      453,996

The increase in securities available for sale during the first nine months of 2004 is due primarily to the Midwest and North acquisitions as well as purchases of new investment securities done primarily to increase our level of average interest earning assets and our net interest income.

At September 30, 2004 and December 31, 2003 we had $25.0 million and $33.1 million, respectively, of asset-backed securities included in securities available for sale. Approximately 83% of our asset-backed securities at September 30, 2004 are backed by mobile home loans (compared to 86% at December 31, 2003). All of our asset-backed securities are rated as investment grade (by the major rating agencies) except for one mobile home loan asset-backed security with a balance of $2.8 million at September 30, 2004. During the third quarter of 2004 we recorded an impairment charge of $0.1 million on this security due primarily to some further credit related deterioration on the underlying mobile home loan collateral. We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. Based upon that review we do not foresee, at the present time, any risk of loss (related to credit issues) with respect to any of our other asset-backed securities. Currently the Financial Accounting Standards Board is considering certain changes or clarifications related to the assessment of other than temporary impairment on investment securities as well as other related accounting matters (See Footnote #11).

Sales of securities available for sale were as follows (See "Non-interest income."):

                         Three months ended       Nine months ended
                            September 30,            September 30,
                         2004        2003         2004         2003
                        -------     -------      -------     --------
                                       (in thousands)
Proceeds                $30,948     $ 9,914      $46,025     $ 13,247
                        =======     =======      =======     ========

Gross gains             $ 1,696     $   221      $ 2,318     $    780
Gross losses                135      (1,535)         262       (1,535)
                        -------     -------      -------     --------
 Net Gains (Losses)     $ 1,561     $(1,314)     $ 2,056     $   (755)
                        =======     =======      =======     ========

PORTFOLIO LOANS AND ASSET QUALITY We believe that our decentralized loan origination structure provides important advantages in serving the credit needs of our principal lending markets. In addition to the communities served by our bank branch networks, principal lending markets include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans (including home equity loans) from third-party originators.

Our April 2003 acquisition of Mepco Insurance Premium Financing, Inc. ("Mepco") added the financing of insurance premiums and extended automobile warranties to our lending activities. These are new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual borrower but instead primarily relies on the loan collateral (the unearned insurance premium or automobile warranty contract) in the event of default. As a result, we have established and monitor insurance carrier concentration limits in order to manage our collateral exposure. The insurance carrier concentration limits are primarily based on the insurance company's AM Best rating and statutory surplus level. Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or automobile warranty contract in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan origination activities and initial borrower contact is entirely done through unrelated third parties (primarily insurance agents and automobile warranty administrators, direct marketers or automobile dealerships). There can be no assurance that these risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. In particular one warranty administrator that we do a substantial amount of business with is experiencing some financial difficulties and the level of loan delinquencies and cancellations with respect to this particular administrator have risen significantly. The net receivables associated with this warranty administrator are fully backed by a cash collateral account maintained at an unrelated third party financial services firm. We are carefully monitoring business with this particular warranty administrator, the level of the cash collateral account and our net receivables (loan balance) position.

Although the management and board of directors of each of our banks retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our loan committee structure as well as the centralization of many commercial loan credit services functions and the loan review process, provides requisite controls and promotes compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations.

We generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.") During the first nine months of 2004 our balance of real estate mortgage loans increased by $115.9 million (due primarily to the North acquisition and a decline in loan payoffs in 2004 because of a sharp drop in refinancing activity). Because of the relatively low interest rate environment over the past few years, borrowers have more often sought longer-term fixed rate mortgage loans. If borrowers continue to prefer longer-term fixed rate mortgage loans (which we generally sell as described above), we believe it may be difficult to appreciably grow our real estate mortgage loan portfolio in the foreseeable future.

The $294.3 million increase in commercial loans during the nine months ended September 30, 2004, principally reflects our acquisitions of Midwest and North, as well as an emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate generally comprise the majority of new commercial loans.

The $225.3 million of finance receivables at September 30, 2004 are comprised principally of loans to businesses to finance insurance premiums and loans to individuals to finance extended automobile warranties. The finance receivables are a result of our acquisition of Mepco. The growth in this category of loans is primarily due to the geographic expansion of Mepco's lending activities, particularly in the northeastern United States and the addition of sales staff to call on insurance agencies.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

NON-PERFORMING ASSETS

                                                      September 30,  December 31,
                                                          2004         2003
                                                      -------------  ------------
                                                        (dollars in thousands)
Non-accrual loans                                       $11,542       $ 9,122
Loans 90 days or more past due and
  still accruing interest                                 4,315         3,284
Restructured loans                                          239           335
                                                        -------       -------
                        Total non-performing loans       16,096        12,741
Other real estate                                         3,122         3,256
                                                        -------       -------
                        Total non-performing assets     $19,218       $15,997
                                                        =======       =======
As a percent of Portfolio Loans
  Non-performing loans                                     0.73%         0.76%
  Allowance for loan losses                                1.17          1.01
Non-performing assets to total assets                      0.64          0.68
Allowance for loan losses as a percent of
  non-performing loans                                      159           132

The increase in the overall level of non-performing loans in the first nine months of 2004 was primarily due to the Midwest and North acquisitions which together added approximately $1.9 million to this balance at September 30, 2004. The balance of the increase was primarily due to a rise in past-due real estate mortgage loans. During the third quarter of 2004 we sold (without recourse) approximately $11.2 million of non-performing loans and other loans of concern acquired in the North transaction. Because of our intent and plan to dispose of these loans, we classified them as "held for sale" and they were recorded at a fair value equal to their sales price as part of the North purchase accounting adjustments. As a result, no gain or loss was recorded on this sale.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. The level of loans 90 days or more past due and still accruing interest increased by $1.0 million between September 30, 2004 and December 31, 2003 due primarily to the aforementioned rise in past-due real estate mortgage loans. We believe the collection of the accrued but unpaid interest on non-performing loans categorized as 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.19% on an annualized basis in the first nine months of 2004 compared to 0.15% in the first nine months of 2003. The increase in net charge-offs is primarily due to increases in the level of net charge-offs in both the real estate mortgage loan and consumer loan portfolios.

Impaired loans totaled approximately $16.8 million and $13.4 million at September 30, 2004 and 2003, respectively. At those same dates, certain impaired loans with balances of approximately $12.6 million and $11.3 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $3.1 million and $1.9 million, respectively. Our average investment in impaired loans was approximately $15.0 million and $9.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first nine months of 2004 was approximately $0.4 million compared to $0.3 million in the first nine months of 2003.

ALLOWANCE FOR LOSSES ON LOANS AND UNFUNDED COMMITMENTS

                                                               Nine months ended
                                                                  September 30,
                                                         2004                       2003
                                                ------------------------     ----------------------
                                                  Loan        Unfunded        Loan        Unfunded
                                                 Losses      Commitments     Losses     Commitments
                                                --------     -----------     -------    -----------
                                                                 (in thousands)
Balance at beginning of period                  $ 16,836       $   892       $15,830      $ 875
Additions (deduction)
  Allowance on loans acquired                      8,236                         517
  Provision charged to operating expense           3,078           888         2,290        (11)
  Recoveries credited to allowance                   923                         795
  Loans charged against the allowance             (3,532)                     (2,448)
                                                --------       -------       -------      -----
Balance at end of period                        $ 25,541       $ 1,780       $16,984      $ 864
                                                ========       =======       =======      =====
Net loans charged against the allowance to
       average Portfolio Loans (annualized)         0.19%                       0.15%

In the second quarter of 2004, we began to record the allowance for unfunded loan commitments in "Accrued expenses and other liabilities". Previously, this portion of the allowance was included in the allowance for loan losses and shown as a contra-asset on the Consolidated Statements of Financial Condition. Prior period amounts have been reclassified. The allowance for losses on unfunded commitments is determined in a similar manner to the allowance for loan losses.

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

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios. (See "Provision for credit losses.")

Mepco's allowance for loan losses is determined in a similar manner as discussed above and takes into account delinquency levels, historical net charge-offs, unsecured exposure and other subjective factors deemed relevant to their lending activities.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                    September 30,      December 31,
                                                        2004               2003
                                                    -------------      ------------
                                                            (in thousands)
Specific allocations                                  $ 3,148            $ 1,362
Other adversely rated loans                             9,871              6,029
Historical loss allocations                             6,122              3,137
Additional allocations based on subjective factors      6,400              6,308
                                                      -------            -------
                                                      $25,541            $16,836
                                                      =======            =======

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

                                                 September 30,                       December 31,
                                                     2004                               2003
                                       ------------------------------   --------------------------------
                                                   Average                            Average
                                        Amount     Maturity     Rate      Amount      Maturity    Rate
                                       --------   ----------   ------   ----------   ----------   -----
                                                              (dollars in thousands)
Brokered CDs(1)                        $590,798    1.8 years     2.25%    $416,566    2.3 years    2.43%
Fixed rate FHLB advances(1)              65,554    6.1 years     5.40       84,638    5.0 years    3.99
Variable rate FHLB advances(1)           95,000    0.4 years     1.91      104,150    0.4 years    1.30
Securities sold under agreements to
   Repurchase(1)                        149,347    0.1 years     1.66      140,969    0.3 years    1.22
Federal funds purchased                  85,855        1 day     2.13       53,885        1 day    1.16
                                       --------    ---           ----     --------    ---          ----
      Total                            $986,554    1.5 years     2.32%    $800,208    1.8 years    2.15%
                                       ========    ===           ====     ========    ===          ====

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowings, principally advances from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase ("Repurchase Agreements"), totaled $321.2 million at September 30, 2004, compared to $331.8 million at December 31, 2003. The $10.6 million decrease in other borrowings principally reflects the payoff of maturing FHLB advances from funds generated through Brokered CD's which generally have had better pricing spreads during the last few months when compared to similar term FHLB advances. (See "Liquidity and capital resources.")

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management".) At September 30, 2004, we employed interest-rate swaps with an aggregate notional amount of $610.2 million. (See note #7 to interim consolidated financial statements.)

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

At September 30, 2004 we had $643.5 million of time deposits that mature in one year or less. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.146 billion of our deposits at September 30, 2004 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes unsecured debt and trust preferred securities.

We also believe that a diversified portfolio of quality loans will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been an integral component of our capital management strategies. (See "Acquisitions.")

In March 2003 a special purpose entity, IBC Capital Finance II (the "trust") issued $1.6 million of common securities to Independent Bank Corporation and $50.6 million of trust preferred securities to the public. Independent Bank Corporation issued $52.2 million of subordinated debentures to the trust in exchange for the proceeds from the public offering. These subordinated debentures represent the sole asset of the trust.

Prior to 2004 the trust was consolidated in our financial statements and the common securities and subordinated debentures were eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003 ("FIN 46R"), the trust is no longer consolidated with Independent Bank Corporation. Accordingly, we no longer report the $50.6 million of trust preferred securities issued by the trust as liabilities, but instead report the common securities of $1.6 million held by Independent Bank Corporation in other assets and the $52.2 million of subordinated debentures issued by Independent Bank Corporation in the liability section of our Consolidated Statements of Financial Condition. Amounts reported at December 31, 2003 were reclassified to conform to the current presentation. The effect of no longer consolidating the trust had no impact on our operating results.

In connection with our acquisition of Midwest, we assumed all of the duties, warranties and obligations of Midwest as the sponsor and sole holder of the common securities of Midwest Guaranty Trust I ("MGT"). In 2002, MGT, a special purpose entity, issued $232,000 of common securities to Midwest and $7.5 million of trust preferred securities as part of a pooled offering. Midwest issued $7,732,000 of subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of MGT. Both the common securities and subordinated debentures are included in our Consolidated Statement of Financial Condition at September 30, 2004.

In connection with our acquisition of North, we assumed all of the duties, warranties and obligations of North as the sole general partner of Gaylord Partners, Limited Partnership ("GPLP"), a special purpose entity. In 2002, North contributed an aggregate of $50,500 to the capital of GPLP and GPLP issued $5.0 million of floating rate cumulative preferred securities as part of a private placement offering. North issued $5,050,500 of subordinated debentures to GPLP in exchange for the proceeds of the offering, which debentures represent the sole asset of GPLP. Independent Bank purchased $750,000 of the GPLP floating rate cumulative preferred securities during the private placement offering. This investment security at Independent Bank and a corresponding amount of subordinated debentures are eliminated in consolidation. The remaining subordinated debentures as well as our capital investment in GPLP are included in our Consolidated Statement of Financial Condition at September 30, 2004.

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

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. We purchased 82,000 shares at an average price of $24.53 per share in the first nine months of 2004 compared to 570,000 shares at an average price of $21.94 per share during the first nine months of 2003. The decline in share repurchases in 2004 compared to 2003 is primarily related to our desire to preserve capital and improve our regulatory capital ratios (and in particular our tangible capital ratio) given the impact of the two bank acquisitions that we have completed this year on these ratios. As of September 30, 2004 we had 668,000 shares remaining to be purchased under share repurchase plans previously authorized by our Board of Directors.

CAPITALIZATION

                                                      September 30,  December 31,
                                                          2004           2003
                                                      -------------  ------------
                                                           (in thousands)
Unsecured debt                                         $   9,500
                                                       ---------      ---------
Subordinated debentures                                   64,197      $  52,165
Amount not qualifying as regulatory capital               (1,847)        (1,565)
                                                       ---------      ---------
  Amount qualifying as regulatory capital                 62,350         50,600
                                                       ---------      ---------
Shareholders' Equity
  Preferred stock, no par value
  Common stock, par value $1.00 per share                 21,113         19,521
  Capital surplus                                        157,454        119,401
  Retained earnings                                       34,573         16,953
  Accumulated other comprehensive income                   9,174          6,341
                                                       ---------      ---------
          Total shareholders' equity                     222,314        162,216
                                                       ---------      ---------
          Total capitalization                         $ 294,164      $ 212,816
                                                       =========      =========

Total shareholders' equity at September 30, 2004 increased $60.1 million from December 31, 2003, primarily due to the retention of earnings and common stock issued for the Midwest and North acquisitions (997,700 shares and 345,391 shares, respectively) and for employee benefit plans. These increases were partially offset by purchases of our common stock and cash dividends declared. Shareholders' equity totaled $222.3 million, equal to 7.44% of total assets at September 30, 2004. At December 31, 2003, shareholders' equity totaled $162.2 million, which was equal to 6.87% of total assets.

CAPITAL RATIOS

                                            September 30, 2004  December 31, 2003
                                            ------------------  -----------------
Equity capital                                     7.44%              6.87%
Tier 1 leverage (tangible equity capital)          7.46               7.91
Tier 1 risk-based capital                          9.74              10.55
Total risk-based capital                          10.98              11.57

ASSET/LIABILITY MANAGEMENT Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers' rights to prepay fixed-rate loans also create interest-rate risk.

Our asset/liability management efforts identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with our mission to maintain profitable financial leverage within established risk parameters. We evaluate various opportunities and alternate balance-sheet strategies carefully and consider the likely impact on our risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of our balance-sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report quarterly to our respective banks' boards of directors.

We employ simulation analyses to monitor each bank's interest-rate risk profile and evaluate potential changes in each bank's net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our balance sheets. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $10.3 million and $27.7 million during the three- and nine-month periods ended September 30, 2004. Quarterly net income was relatively unchanged comparing the third quarters of 2004 and 2003. However earnings per share in 2004 did decline from 2003 because there were more shares outstanding in 2004 primarily as a result of shares issued in connection with the Midwest and North acquisitions. The decline in year to date net income from the comparative period in 2003 is primarily a result of declines in net gains on real estate mortgage loan sales and title insurance fees, as well as increases in the provision for loan losses and non-interest expense, including during the second quarter of 2004 a $2.7 million charge for an estimated liability at Mepco as well as a $1.0 million write-off of uncompleted software (See "Non-interest expense"). Partially offsetting these items were increases in net interest income, service charges on deposits, securities gains and real estate mortgage loan servicing income.

KEY PERFORMANCE RATIOS

                              Three months ended      Nine months ended
                                September 30,           September 30,
                               2004        2003        2004        2003
                              ------      ------      ------      ------
Net income to
  Average assets                1.39%       1.75%       1.42%       1.73%
  Average equity               18.99       26.77       19.67       25.45

Earnings per common share
  Basic                       $ 0.49      $ 0.53      $ 1.37      $ 1.44
  Diluted                       0.48        0.51        1.34        1.41

NET INTEREST INCOME Tax equivalent net interest income increased by 23.8% to $32.9 million and by 21.1% to $88.7 million, respectively, during the three- and nine-month periods in 2004 compared to 2003. These increases primarily reflect an increase in average interest-earning assets and to a lesser degree changes in tax equivalent net interest income as a percent of average earning assets ("Net Yield").

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.5 million and $1.3 million for the third quarters of 2004 and 2003, respectively, and were $4.1 million and $3.7 million for the first nine months of 2004 and 2003, respectively. These adjustments were computed using a 35% tax rate.

Average interest-earning assets totaled $2.718 billion and $2.416 billion during the three- and nine-month periods in 2004, respectively. The increases from the corresponding periods of 2003 principally reflect increases in securities available for sale, commercial loans, finance receivables and the Midwest and North acquisitions.

Net Yield decreased by 7 basis points to 4.83% during the three-month period in 2004 and increased by 6 basis points to 4.90% during the nine-month period in 2004 as compared to the like periods in 2003. The slight decline in our Net Yield during the third quarter of 2004 compared to the like quarter of 2003 is due primarily to our acquisition of North. North had a substantially lower Net Yield compared to ours due to their earning asset and funding mix and higher level of non-performing (non-accrual) loans. One of our primary objectives related to the integration of the North acquisition is to improve the Net Yield on their interest earning assets.

The Federal Reserve Bank ("FRB") has increased the target federal funds rate by 0.75% thus far in 2004 and it is anticipated that the FRB may continue to gradually increase short-term interest rates. Long-term interest rates after having generally moved up during early 2004 in anticipation of the actions of the FRB have recently declined resulting in a flattening of the yield curve. We attempt to mitigate the impact of changes in interest rates on our Net Yield and tax equivalent net interest income through our asset liability management efforts (See "Asset/Liability Management") although a flattening yield curve over time would be expected to generally put some downward pressure on our Net Yield. There can be no assurance that our asset liability management efforts will be successful in preventing significant fluctuations in our tax equivalent net interest income as a result of changes in interest rates.

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                            Three Months Ended
                                                                               September 30,
                                                             2004                                     2003
                                             ----------------------------------        ---------------------------------
                                               Average                                   Average
                                               Balance     Interest      Rate            Balance      Interest      Rate
                                             -----------  ----------    -------        -----------   ----------    -----
                                                                          (dollars in thousands)
Assets
Taxable loans (1)                            $ 2,184,861  $   37,447      6.83%        $ 1,698,405   $   30,797      7.22%
Tax-exempt loans (1,2)                             6,977         130      7.41              11,236          228      7.98
Taxable securities                               284,528       3,275      4.58             246,360        2,727      4.39
Tax-exempt securities (2)                        222,002       3,867      6.93             188,775        3,376      7.10
Other investments                                 19,573         203      4.13              13,414          165      4.88
                                             -----------  ----------                   -----------   ----------
                    Interest Earning Assets    2,717,941      44,922      6.59           2,158,190       37,293      6.87
                                                          ----------                                 ----------
Cash and due from banks                           67,192                                    55,626
Other assets, net                                169,230                                   121,333
                                             -----------                               -----------
                               Total Assets  $ 2,954,363                               $ 2,335,149
                                             ===========                               ===========
Liabilities
Savings and NOW                              $   876,259       1,228      0.56         $   696,523        1,070      0.61
Time deposits                                  1,004,803       6,627      2.62             771,731        5,699      2.93
Long-term debt                                     7,995          77      3.84
Other borrowings                                 491,978       4,081      3.30             452,372        3,943      3.46
                                             -----------  ----------                   -----------   ----------
               Interest Bearing Liabilities    2,381,035      12,013      2.01           1,920,626       10,712      2.21
                                                          ----------                                 ----------
Demand deposits                                  279,288                                   204,480
Other liabilities                                 77,869                                    57,121
Shareholders' equity                             216,171                                   152,922
                                             -----------                               -----------
 Total liabilities and shareholders' equity  $ 2,954,363                               $ 2,335,149
                                             ===========                               ===========
         Tax Equivalent Net Interest Income               $   32,909                                 $   26,581
                                                          ==========                                 ==========
         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.83%                                      4.90%
                                                                          ====                                       ====

(1)   All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                             Nine Months Ended
                                                                               September 30,
                                                             2004                                     2003
                                             ----------------------------------        ---------------------------------
                                               Average                                   Average
                                               Balance     Interest      Rate            Balance      Interest      Rate
                                             -----------  ----------    -------        -----------   ----------    -----
                                                                          (dollars in thousands)
Assets
Taxable loans (1)                            $ 1,921,632  $   99,731      6.93%        $ 1,588,440   $   87,590      7.36%
Tax-exempt loans (1,2)                             6,819         381      7.46              11,674          708      8.11
Taxable securities                               265,257       9,366      4.72             235,641        8,575      4.87
Tax-exempt securities (2)                        206,072      10,936      7.09             174,344        9,476      7.27
Other investments                                 15,951         537      4.50              11,802          442      5.01
                                             -----------  ----------                   -----------   ----------
                    Interest Earning Assets    2,415,731     120,951      6.68           2,021,901      106,791      7.06
                                                          ----------                                 ----------
Cash and due from banks                           52,889                                    48,897
Other assets, net                                146,968                                   117,029
                                             -----------                               -----------
                               Total Assets  $ 2,615,588                               $ 2,187,827
                                             ===========                               ===========
Liabilities
Savings and NOW                              $   787,986       3,195      0.54         $   686,418        3,867      0.75
Time deposits                                    864,957      16,880      2.61             728,254       17,503      3.21
Long-term debt                                     3,560         101      3.82
Other borrowings                                 473,765      12,061      3.43             395,579       12,146      4.11
                                             -----------  ----------                   -----------   ----------
               Interest Bearing Liabilities    2,130,268      32,237      2.02           1,810,251       33,516      2.48
                                                          ----------                                 ----------
Demand deposits                                  226,162                                   179,975
Other liabilities                                 70,794                                    49,090
Shareholders' equity                             188,364                                   148,511
                                             -----------                               -----------
 Total liabilities and shareholders' equity  $ 2,615,588                               $ 2,187,827
                                             ===========                               ===========
         Tax Equivalent Net Interest Income               $   88,714                                 $   73,275
                                                          ==========                                 ==========
         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.90%                                      4.84%
                                                                          ====                                       ====

(1)   All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

PROVISION FOR CREDIT LOSSES The provision for credit losses was $2.5 million and $0.6 million for the third quarters of 2004 and 2003, respectively. During the nine-month periods ended September 30, 2004 and 2003, the provision was $4.0 million and $2.3 million, respectively. The provision for credit losses reflects our assessment of the allowance for loan losses and the allowance for losses on unfunded commitments taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs (See "Portfolio loans and asset quality"). In particular, the increase in the provision in the third quarter of 2004 primarily reflects changes in our assessment of the credit quality of certain commercial loans.

NON-INTEREST INCOME Non-interest income totaled $10.8 million during the three months ended September 30, 2004, a $1.0 million decrease from the comparable period in 2003. This decrease was primarily due to significant declines in net gains on the sale of real estate mortgage loans and title insurance fees that were partially offset by increases in service charges on deposits and securities gains. Non-interest income decreased to $29.5 million during the nine months ended September 30, 2004, from $32.6 million a year earlier and the components of this change were largely similar to the quarterly comparative periods.

NON-INTEREST INCOME

                                             Three months ended        Nine months ended
                                               September 30,              September 30,
                                             2004         2003         2004         2003
                                            -------     --------      -------     --------
                                                           (in thousands)
Service charges on deposit accounts         $ 4,620     $  3,855      $12,519     $ 10,803
Net gains (losses) on asset sales
  Real estate mortgage loans                  1,381        5,652        4,603       14,001
  Securities                                  1,561       (1,314)       2,056         (755)
Title insurance fees                            496          983        1,579        2,633
Bank owned life insurance                       363          360        1,091        1,102
Manufactured home loan origination fees
  and commissions                               314          535          923        1,282
Mutual fund and annuity commissions             332          319          975          909
Real estate mortgage loan servicing              77          201        1,158       (1,196)
Other                                         1,690        1,223        4,635        3,861
                                            -------     --------      -------     --------
      Total non-interest income             $10,834     $ 11,814      $29,539     $ 32,640
                                            =======     ========      =======     ========

Service charges on deposit accounts increased by 19.8% to $4.6 million and by 15.9% to $12.5 million during the three- and nine-month periods ended September 30, 2004, respectively, from the comparable periods in 2003. The increase in service charges principally relate to growth in checking accounts as a result of deposit account promotions, which include direct mail solicitations, as well as our acquisitions of Midwest and North.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans decreased by $4.3 million during the three months ended September 30, 2004 from the same period in 2003 and decreased by $9.4 million on a year to date comparative basis. The decreases in real estate mortgage loan origination volume, loans sold and gains on such sales are primarily due to a significant decline in mortgage loan refinance activity in 2004 compared to 2003. Also during the three- and nine-month periods ended September 30, 2004 gains on the sale of real estate mortgage loans increased by approximately $0.1 million in both periods as a result of recording changes in the fair value of certain derivative instruments pursuant to SFAS #133 (compared to a decrease of $0.5 million and an increase of $0.4 million for the three- and nine-month periods ended September 30, 2003, respectively). The SFAS #133 adjustments to gains on the sale of real estate mortgage loans primarily represent timing differences that reverse when the applicable commitments to sell real estate mortgage loans in the secondary market are fulfilled.

                                                          Three months ended            Nine months ended
                                                              September 30,                September 30,
                                                          2004          2003            2004          2003
                                                        --------      ---------       --------      --------
                                                                           (in thousands)
Real estate mortgage loans originated                   $163,707      $ 344,999       $522,702      $970,210
Real estate mortgage loans sold                           80,576        299,502        287,206       771,754
Real estate mortgage loans sold with servicing
  rights released                                         14,070         12,802         38,315        43,517
Net gains on the sale of real estate mortgage loans        1,381          5,652          4,603        14,001
Net gains as a percent of real estate mortgage
  loans sold ("Loan Sale Margin")                           1.71%          1.89%          1.60%         1.81%
SFAS #133 adjustments included in the Loan
  Sale Margin                                               0.13%         (0.16)%         0.02%         0.05%

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

When taking into account the impact of the SFAS #133 adjustments, net gains as a percentage of real estate mortgage loans sold (our "loan sales margin") were lower in 2004 compared to 2003. The lower loan sales margin in 2004 reflects a more competitive pricing environment as mortgage lenders are competing for a much smaller volume due to the steep drop in mortgage loan refinance volume as compared to 2003.

Securities gains totaled $1.6 million in the third quarter of 2004 compared to securities losses of $1.3 million in the third quarter of 2003. The securities gains in the third quarter of 2004 are comprised of a $0.5 million gain on the sale of a trust preferred security that had been previously written off through impairment charges and the balance of the gains were due to a sale of a corporate debt security and a pooled trust preferred security. Included in the third quarter 2003 securities losses is an impairment charge of $0.75 million which represented the write-off of the remainder of a $1.5 million trust preferred security that was purchased in 1999. The remainder of securities losses (net) in the third quarter of 2003 was composed of losses on municipal securities ($0.8 million) with the sales proceeds being reinvested in higher yield securities, partially offset by $0.2 million in securities gains primarily from the sale or call of some trust preferred securities.

The declines in title insurance fees in 2004 compared to 2003 primarily reflect the changes in our mortgage loan origination volume.

Manufactured home loan origination fees and commissions have continued to decline in 2004 compared to 2003. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. In addition, generally low interest rates for mortgage loans have made traditional housing more affordable and reduced the demand for manufactured homes. Finally, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first nine months of 2004 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Real estate mortgage loan servicing generated income of $0.1 million and $1.2 million in the third quarter and first nine months of 2004 respectively, compared to income of $0.2 million and an expense of $1.2 million in the corresponding periods of 2003, respectively. These variations are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights.

Activity related to capitalized mortgage loan servicing rights is as follows:

             CAPITALIZED REAL ESTATE MORTGAGE LOAN SERVICING RIGHTS

                                                        Three months ended          Nine months ended
                                                          September 30,                September 30,
                                                        2004          2003          2004          2003
                                                      --------      -------      --------      -------
                                                                        (in thousands)
Balance at beginning of period                        $ 10,154      $ 5,565      $  8,873      $ 4,455
  Servicing rights acquired                              1,138                      1,138
  Originated servicing rights capitalized                  643        2,647         2,443        6,632
  Amortization                                            (376)      (1,163)       (1,457)      (3,303)
  (Increase)/decrease in impairment reserve               (436)         641           126          (94)
                                                      --------      -------      --------      -------
 Balance at end of period                             $ 11,123      $ 7,690      $ 11,123      $ 7,690
                                                      --------      -------      --------      -------

 Impairment reserve at end of period                  $    596      $ 1,189      $    596      $ 1,189
                                                      ========      =======      ========      =======

The declines in originated mortgage loan servicing rights capitalized are due to the lower level of real estate mortgage loan sales in the third quarter and first nine months of 2004 compared to 2003. The amortization of capitalized mortgage loan servicing rights declined in 2004 compared to 2003 due to a lower level of mortgage loan prepayment activity. The impairment reserve on capitalized mortgage loan servicing rights totaled $0.6 million at September 30, 2004, compared to $0.7 million and $1.2 million at December 31, 2003, and September 30, 2003, respectively. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each quarter end. At September 30, 2004, the Company was servicing approximately $1.3 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.85% and a weighted average service fee of 26.0 basis points.

NON-INTEREST EXPENSE Non-interest expense increased by $3.2 million to $25.5 million and by $11.4 million to $72.4 million during the three- and nine-month periods ended September 30, 2004, respectively, compared to the like periods in 2003.

NON-INTEREST EXPENSE

                                       Three months ended      Nine months ended
                                         September 30,           September 30,
                                       2004        2003        2004        2003
                                      -------     -------     -------     -------
                                                    (in thousands)
Salaries                              $ 8,816     $ 7,183     $24,207     $20,446
Performance-based compensation
  and benefits                          1,452       1,670       4,216       4,560
Other benefits                          2,335       2,388       7,133       6,671
                                      -------     -------     -------     -------
  Compensation and employee
    benefits                           12,603      11,241      35,556      31,677
Occupancy, net                          1,981       1,611       5,618       4,835
Furniture and fixtures                  1,608       1,381       4,473       4,125
Data processing                         1,169       1,025       3,332       2,921
Advertising                             1,274       1,151       2,879       2,894
Mepco claims expense                                            2,700
Loan and collection                     1,035         824       2,659       2,655
Communications                            917         738       2,582       2,134
Legal and professional                  1,155         584       1,995       1,415
Amortization of intangible assets         746         492       1,723       1,226
Supplies                                  461         461       1,561       1,420
Write-off of uncompleted software                                 977
Loss on prepayments of borrowings                     983                     983
Other                                   2,572       1,803       6,351       4,711
                                      -------     -------     -------     -------
      Total non-interest expense      $25,521     $22,294     $72,406     $60,996
                                      =======     =======     =======     =======

The increase in third quarter non-interest expense was partially due to merger related expenses of $0.3 million, intangible amortization relating to the North and Midwest acquisitions of $0.3 million and Sarbanes-Oxley 404 implementation costs of $0.1 million. In addition to the discussion below, a majority of the remainder of the increase in non-interest expense is primarily due to operating costs related to the addition of staff and branch offices from the Midwest and North acquisitions and increases in compensation and employee benefits. The increase in compensation and employee benefits expense is primarily attributable to merit pay increases that were effective January 1, 2004, staffing level increases associated with the expansion and growth of the organization and an increase in health care insurance costs. Third quarter 2003 non-interest expenses included a loss of $1.0 million on the prepayment of certain FHLB advances which were replaced with new borrowings at lower rates. The variations in the year to date comparative periods are largely reflective of the quarterly comparative changes as discussed above.

We incurred costs of approximately $0.6 million in the third quarter of 2004 in connection with the previously disclosed (Form 10-Q for the quarter ended June 30, 2004) investigation of certain aspects of our operations conducted through Mepco. That investigation is principally focused on Mepco's operations prior to the date of our acquisition of Mepco in April 2003. An escrow agreement with the former owners of Mepco was entered into on September 30, 2004 pursuant to which the former owners of Mepco deposited Independent Bank Corporation common stock with a market value at September 30, 2004 of approximately $2.5 million with a third-party escrow agent. As a result of this escrow agreement, as well as the $2.7 million accrual that we recorded in the second quarter of 2004, we do not expect that future liabilities, if any, resulting from this investigation will be material. Although the investigation is ongoing, it has been completed to a stage where we believe all significant issues (including any potential liabilities) have been identified. We are currently working to determine a final liability, if any, to third parties, and this process is expected to take several more months. The terms of the agreement under which we acquired Mepco, obligates the former shareholders of Mepco to indemnify Independent Bank Corporation for existing and resulting damages and liabilities from pre-acquisition activities at Mepco. Accordingly, to the extent that we actually incur any damages or liabilities resulting from these pre-acquisition activities, we believe that we have reasonable grounds to claim and collect full reimbursement. However, there can be no assurance that we will successfully prevail with respect to any of these potential claims.

INCOME TAX EXPENSE Our effective income tax rate was reasonably comparable in 2004 to the like periods in 2003. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.

                                  ACQUISITIONS

On April 15, 2003, we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers.

On May 31, 2004, we completed the acquisition of Midwest. We issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. 2004 includes the results of Midwest's operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders' equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.1 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million.

On July 1, 2004, we completed the acquisition of North. We issued 345,391 shares of common stock to the North shareholders. 2004 includes the results of North's operations beginning on July 1, 2004. At the time of acquisition, North had total assets of $155.1 million, total loans of $103.6 million, total deposits of $123.8 million and total stockholders' equity of $3.3 million. We recorded purchase accounting adjustments related to the North acquisition including recording goodwill of $3.0 million and establishing a core deposit intangible of $2.2 million.

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

Our methodology for determining the allowance and related provision for credit losses is described above in "Financial Condition - Portfolio Loans and asset quality." In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for credit losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio and unfunded commitments. As a result, we could record future provisions for credit losses that may be significantly different than the levels that we have recorded in the most recent quarter.

At September 30, 2004 we had approximately $11.1 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At September 30, 2004 we had approximately $387.0 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. The fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately negative $1.2 million at September 30, 2004.

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

At September 30, 2004 we had recorded $44.9 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from our 2004 acquisitions of Midwest and North, our 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable and as a general matter, even utilizing more conservative assumptions on valuation, would not presently result in any impairment in the amount of goodwill that we have recorded. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumption.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2003.

Item 4.

                             CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the filing of its quarterly report on 10-Q for the period ended September 30, 2004. Other than as discussed in the third paragraph of this Item 4, there have been no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Office and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In April 2003, we acquired Mepco Insurance Premium Financing, Inc. ("Mepco") a Chicago-based Company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. As discussed in item 2 above, we have identified and reviewed certain business practices relating to Mepco's handling of certain overpayments on premium finance loans resulting from payoffs and cancellations. As a result of that review we have made changes to strengthen internal controls related to the manner in which overpayments on premium finance loans are handled, and we intend to continue to refine the process and have additional corrective actions in place by the end of the fourth quarter of 2004.

Part II

Item 2. Unregistered sales of equity securities and use of proceeds

      The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2004 pursuant to our share repurchase plan:

                                                                            Remaining
                                                       Total Number of      Number of
                                                       Shares Purchased      Shares
                                                         as Part of a    Authorized for
                  Total Number of     Average Price        Publicly      Purchase Under
    Period      Shares Purchased(1)  Paid Per Share   Announced Plan(2)     the Plan
--------------  -------------------  --------------   -----------------  --------------
July 2004                 280            $25.58
August 2004
September 2004            944             27.00
                        -----            ------                              -------
  Total                 1,224            $26.68                              668,400
                        =====            ======                              =======

      (1)Represents shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

      (2)Our current stock repurchase plan, announced December 4, 2003, authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2004.

Item 6. Exhibits

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

Date   November 8, 2004          By   /s/ Robert N. Shuster
                                    ----------------------------------------
                                      Robert N. Shuster, Principal Financial
                                               Officer

Date   November 8, 2004          By   /s/ James J. Twarozynski
                                    ----------------------------------------
                                      James J. Twarozynski, Principal
                                               Accounting Officer

                                  Exhibit Index

Exhibit No.                                Description

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