Form 10-K
period 2004-12-31
INDEPENDENT BANK CORP /MI/
filed 2005-03-15
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                          Commission file number 0-7818

                          INDEPENDENT BANK CORPORATION
             (Exact name of Registrant as specified in its charter)

            MICHIGAN                                     38-2032782
(State or other jurisdiction of             (I.R.S. employer identification no.)
         incorporation)

230 W. Main St., P.O. Box 491,
        Ionia, Michigan                                     48846
(Address of principal executive                          (Zip Code)
            offices)

Registrant's telephone number, including area code (616) 527-9450

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 Par Value
                                (Title of class)

     8.25% Cumulative Trust Preferred Securities, $25.00 Liquidation Amount
                                (Title of class)

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
           ------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes   X   No
    -----    -----

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2004, was $485,637,027.

The number of shares outstanding of the Registrant's common stock as of March 8, 2005 was 21,250,291.

Documents incorporated by reference

Portions of our definitive proxy statement, and appendix thereto, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this annual report.

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

The following table shows each of our Banks and their total deposits and loans as of December 31, 2004:

                      Main
                     Office         Total            Total
Bank                Location      Deposits           Loans
----                --------   --------------   --------------
Independent Bank    Bay City   $1,017,930,000   $1,066,267,000
Independent Bank
   West Michigan    Rockford      383,460,000      387,825,000
Independent Bank
   South Michigan    Leslie       303,428,000      276,735,000
Independent Bank
   East Michigan      Caro        486,463,000      494,463,000

On July 1, 2004 we completed the acquisition of North Bancorp, Inc. North was a commercial bank headquartered in Northern Michigan. North was merged into Independent Bank.

On May 31, 2004 we completed the acquisition of Midwest Guaranty Bancorp, Inc. Midwest was a commercial bank headquartered in southeast Michigan. Midwest was merged in Independent Bank East Michigan.

On April 15, 2003 we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and extended automobile warranties for consumers. Mepco is operated as a wholly owned subsidiary of Independent Bank.

During 2003, we formed IBC Capital Finance II, a Delaware statutory business trust ("IBC Capital II"). IBC Capital II's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees or officers of or affiliated with us. IBC Capital II exists for the sole purposes of selling and issuing its preferred and common securities, using the proceeds from the sale of those securities to acquire subordinated debentures issued by us and certain related services. As a result, the sole assets of IBC Capital II are our subordinated debentures. Prior to 2004 the trust was consolidated in our financial statements and the common securities and subordinated debentures were eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003 ("FIN 46R"), the trust is no longer consolidated with Independent Bank Corporation. The effect of no longer consolidating the trust had no material impact on our operating results.

In connection with our acquisition of Midwest, we assumed all of the duties, warranties and obligations of Midwest as the sponsor and sole holder of the common securities of Midwest Guaranty Trust I ("MGT"). In 2002, MGT, a special purpose entity, issued common securities to Midwest and trust preferred securities as part of a pooled offering. Midwest issued subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of MGT.

In connection with our acquisition of North, we assumed all of the duties, warranties and obligations of North as the sole general partner of Gaylord Partners, Limited Partnership ("GPLP"), a special purpose entity. In 2002, North contributed to the capital of GPLP and GPLP issued floating rate cumulative preferred securities as part of a private placement offering. North issued subordinated debentures to GPLP in exchange for the proceeds of the offering, which debentures represent the sole asset of GPLP.

Our Banks transact business in the single industry of commercial banking. Most of our Banks' offices provide full-service lobby and drive-thru services in the communities which they serve. Automatic teller machines are also provided at most locations.

Our Banks' activities cover all phases of commercial banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, insurance premium and automobile warranty financing and safe deposit box services. Our Banks' mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries. Insurance premium and automobile warranty financing activity is conducted through a separate subsidiary owned by one of our Banks. Our Banks also offer title insurance services through a separate subsidiary and provide investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Banks do not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Banks' branch networks. The local economies of the communities served by our Banks are relatively stable and reasonably diversified. Our Banks serve their markets through their four main offices and a total of 88 branches, 4 drive-thru facilities and 14 loan production offices.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

                              2004    2003    2002
                             -----   -----   -----
Interest and fees on loans    69.8%   65.3%   68.0%
Other interest income         11.3    11.3    12.8
Non-interest income           18.9    23.4    19.2
                             -----   -----   -----
                             100.0%  100.0%  100.0%
                             =====   =====   =====

As of March 8, we had 1,089 full-time employees and 287 part-time employees.

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

Included in our Tier 1 capital is $62.4 million of trust preferred securities (classified on our balance sheet as "Subordinated debentures"). In March 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill (less any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 25 basis points at December 31, 2004 (this calculation assumes no transition period).

The Federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

Dividends. Most of our revenues will be received in the form of dividends, if any, paid by our Banks. Thus, our ability to pay dividends to our shareholders will indirectly be limited by statutory restrictions on the ability of our Banks to pay dividends. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over subsidiary banks are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the amount of dividends that an insured bank can pay which fails to meet specified capital levels.

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

Federal Securities Regulation. Our common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.

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
                                                                 to total assets of 2% or less

At December 31, 2004, each of our Bank's ratios exceeded minimum requirements for the well-capitalized category.

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

Mepco Insurance Premium Financing, Inc.

Our subsidiary, Mepco Insurance Premium Financing, Inc., is engaged in the business of insurance premium financing and the financing of extended vehicle service contracts throughout the United States. Most States specifically regulate premium financing, including requiring premium finance companies to be licenced, limiting the amount of finance and other charges that can be imposed on borrowings and regulating the refund of unearned premiums. In addition to being subject to these laws, Mepco is subject to other federal and state laws generally applicable to lending and related activities.

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

ITEM 1. BUSINESS -- STATISTICAL DISCLOSURE

I.   (A)  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

     (B)  INTEREST RATES AND INTEREST DIFFERENTIAL

     (C)  INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Tax Equivalent Rates" and "Change in Tax Equivalent Net Interest Income" of the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.  INVESTMENT PORTFOLIO

     (A) The following table sets forth the book value of securities at December 31:

                                                    2004       2003       2002
                                                  --------   --------   --------
                                                          (in thousands)
Available for sale
   U.S. Treasury                                  $  9,924   $    301   $    306
   States and political subdivisions               244,488    197,791    162,917
   Mortgage-backed                                 222,454    138,986     84,923
   Other asset-backed                               23,577     33,130     42,138
   Trust preferred                                  19,916     31,078     33,211
   Preferred stock                                  25,913     30,263     26,297
   Corporate                                         2,000     21,909     20,817
   Other                                             2,636        538        637
                                                  --------   --------   --------
      Total                                       $550,908   $453,996   $371,246
                                                  ========   ========   ========

     (B) The following table sets forth contractual maturities of securities at December 31, 2004 and the weighted average yield of such securities:

                                                     Maturing           Maturing
                                   Maturing          After One         After Five          Maturing
                                    Within          But Within         But Within            After
                                   One Year         Five Years          Ten Years          Ten Years
                               ---------------   ----------------   ----------------   ----------------
                                Amount   Yield    Amount    Yield    Amount    Yield    Amount    Yield
                               -------   -----   --------   -----   --------   -----   --------   -----
                                                        (dollars in thousands)
Available for sale
   U.S. Treasury                                 $  9,924   3.07%
   States and political
      subdivisions               8,412   7.65      43,158   7.27    $ 65,046   7.26%   $127,872   6.33%
   Mortgage-backed               3,689   4.31     157,615   4.49      60,932   5.83         218   6.40
   Other asset-backed            3,983   7.40      17,089   6.30       2,505   7.72
   Trust preferred                                                                       19,916   6.29
   Preferred stock                                  2,044   7.86                         23,869   4.88
   Corporate                     2,000   5.21
   Other securities                                    99   3.20                          2,537   5.83
                               -------           --------           --------           --------
      Total                    $18,084   6.64%   $229,929   5.11%   $128,483   6.59%   $174,412   6.12%
                               =======           ========           ========           ========
Tax equivalent adjustment
   for calculations of yield   $   225           $  1,153           $  1,547           $  3,141
                               =======           ========           ========           ========

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

                                      Tax-Exempt                   Rate on Tax
Available for sale                       Rate      Adjustment   Equivalent Basis
------------------                    ----------   ----------   ----------------
Under 1 year                             4.97%        2.68%           7.65%
1-5 years                                4.82         2.55            7.37
5-10 years                               4.72         2.54            7.26
After 10 years                           4.01         2.07            6.08

III. LOAN PORTFOLIO

     (A)  The following table sets forth total loans outstanding at December 31:

                          2004         2003         2002         2001         2000
                       ----------   ----------   ----------   ----------   ----------
                                               (in thousands)
Loans held for sale    $   38,756   $   32,642   $  129,577   $   77,220   $   20,817
Real estate mortgage      773,609      681,602      601,799      661,462      772,223
Commercial                931,251      603,558      536,715      482,046      381,066
Installment               266,042      234,562      242,928      241,176      226,375
Finance receivables       254,388      147,671
                       ----------   ----------   ----------   ----------   ----------
   Total Loans         $2,264,046   $1,700,035   $1,511,019   $1,461,904   $1,400,481
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

     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2004:

                                                Due
                                    Due      After One       Due
                                  Within    But Within      After
                                 One Year   Five Years   Five Years      Total
                                 --------   ----------   ----------   ----------
                                                   (in thousands)
Real estate mortgage             $ 72,759    $ 59,412     $ 4,588     $  136,759
Commercial                        522,626     341,189      67,436        931,251
Finance receivables               194,184      60,204                    254,388
                                 --------    --------     -------     ----------
   Total                         $789,569    $460,805     $72,024     $1,322,398
                                 ========    ========     =======     ==========

     The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2004:

                                                    Fixed    Variable
                                                    Rate       Rate       Total
                                                  --------   --------   --------
                                                          (in thousands)
Due after one but within five years               $401,900    $58,905   $460,805
Due after five years                                71,651        373     72,024
                                                  --------    -------   --------
   Total                                          $473,551    $59,278   $532,829
                                                  ========    =======   ========

     (C) The following table sets forth non-performing loans at December 31:

                                               2004      2003     2002     2001     2000
                                             -------   -------   ------   ------   ------
                                                                 (in thousands)
(a) Loans accounted for on a
      non-accrual basis (1, 2)               $11,804   $ 9,122   $5,738   $5,990   $5,200

(b)Aggregate amount of loans
      ninety days or more past due
      (excludes loans in (a) above)            3,123     3,284    3,961    2,771    1,571

(c)Loans not included above which
      are "troubled debt restructurings"
      as defined in Statement of
      Financial Accounting
      Standards No. 15(2)                        218       335      270      285      260
                                             -------   -------   ------   ------   ------
         Total non-performing loans          $15,145   $12,741   $9,969   $9,046   $7,031
                                             =======   =======   ======   ======   ======

(1) The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2) Interest in the amount of $1,089,000 would have been earned in 2004 had loans in categories (a) and (c) remained at their original terms; however, only $278,000 was included in interest income for the year with respect to these loans.

     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $7,900,000 at December 31, 2004. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to our Banks.

     At December 31, 2004, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

     There were no other interest-bearing assets at December 31, 2004, that would be required to be disclosed above (Item III(C)), if such assets were loans.

     There were no foreign loans outstanding at December 31, 2004.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

                                                     2004                2003                2002
                                                  ----------          ----------            ----------
                                                                (dollars in thousands)
Total loans outstanding at the end of
   the year (net of unearned fees)                $2,264,046           $1,700,035           $1,511,019
                                                  ==========           ==========           ==========

Average total loans outstanding for
   the year (net of unearned fees)                $2,012,181           $1,623,565           $1,437,925
                                                  ==========           ==========           ==========



                                                            Unfunded             Unfunded             Unfunded
                                                    Loan     Commit-     Loan     Commit-     Loan     Commit-
                                                   Losses     ments     Losses     ments     Losses     ments
                                                  -------   --------   -------   --------   -------   --------
Balance at beginning of year                      $16,836    $  892    $15,830     $875     $15,286     $881
                                                  -------    ------    -------     ----     -------     ----
Loans charged-off
   Real estate mortgage                               677                  413                  626
   Commercial                                         849                1,628                1,002
   Installment                                      3,194                2,412                2,129
   Finance receivables                                221                  160
                                                  -------              -------              -------
      Total loans charged-off                       4,941                4,613                3,757
                                                  -------              -------              -------
Recoveries of loans previously
   charged-off
   Real estate mortgage                                39                  115                   46
   Commercial                                         190                  216                   73
   Installment                                      1,012                  756                  614
   Finance receivables                                 10
                                                  -------              -------              -------
      Total recoveries                              1,251                1,087                  733
                                                  -------              -------              -------
      Net loans charged-off                         3,690                3,526                3,024
Additions to allowance charged to
   operating expense                                3,355       954      4,015       17       3,568       (6)
Allowance on loans from businesses acquired         8,236                  517
                                                  -------    ------    -------     ----     -------     ----
Balance at end of year                            $24,737    $1,846    $16,836     $892     $15,830     $875
                                                  =======    ======    =======     ====     =======     ====

Net loans charged-off as a percent of
   average loans outstanding (includes
   loans held for sale) for the year                  .18%                 .22%                 .21%

Allowance for loan losses as a
   percent of loans outstanding (includes
   loans held for sale) at the end of the  year      1.09                  .99                 1.05

                                                  2001                 2000
                                               ----------           ----------
                                                    (dollars in thousands)
Total loans outstanding at the end of
   the year (net of unearned fees)             $1,461,904           $1,400,481
                                               ==========           ==========

Average total loans outstanding for
   the year (net of unearned fees)             $1,428,194           $1,352,356
                                               ==========           ==========



                                                         Unfunded             Unfunded
                                                 Loan     Commit-     Loan     Commit-
                                                Losses     ments     Losses     ments
                                               -------   --------   -------   --------
Balance at beginning of year                   $13,509     $473     $12,618     $367
                                               -------     ----     -------     ----
Loans charged-off
   Real estate mortgage                            125                  176
   Commercial                                      514                1,205
   Installment                                   1,557                1,587
   Finance receivables
                                               -------              -------
      Total loans charged-off                    2,196                2,968
                                               -------              -------
Recoveries of loans previously
   charged-off
   Real estate mortgage                              5                    5
   Commercial                                       65                  109
   Installment                                     574                  564
                                               -------              -------
      Total recoveries                             644                  678
                                               -------              -------
      Net loans charged-off                      1,552                2,290
Additions to allowance charged to
   operating expense                             3,329      408       3,181      106
Allowance on loans from business acquired
                                               -------     ----     -------     ----
Balance at end of year                         $15,286     $881     $13,509     $473
                                               =======     ====     =======     ====

Net loans charged-off as a percent of
   average loans outstanding (includes loans
   held for sale) for the year                     .11%                 .17%

Allowance for loan losses as a
   percent of loans outstanding
   (includes loans held for sale)
   at the end of the year                         1.05                  .96

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

     (B) Our Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

                                2004                      2003                      2002
                       -----------------------   -----------------------   -----------------------
                                     Percent                   Percent                   Percent
                       Allowance   of Loans to   Allowance   of Loans to   Allowance   of Loans to
                         Amount    Total Loans     Amount    Total Loans     Amount    Total Loans
                       ---------   -----------   ---------   -----------   ---------   -----------
                                                  (dollars in thousands)
Commercial              $13,640        41.1%      $ 8,088        35.5%      $ 7,543        35.5%
Real estate mortgage        988        35.9           442        42.0           464        48.4
Installment               2,769        11.8         1,299        13.8         1,311        16.1
Finance receivables         964        11.2           699         8.7
Unallocated               6,376                     6,308                     6,512
                        -------       -----       -------       -----       ------        -----
   Total                $24,737       100.0%      $16,836       100.0%      $15,830       100.0%
                        =======       =====       =======       =====       =======       =====

                                2001                      2000
                       -----------------------   -----------------------
                                     Percent                    Percent
                       Allowance   of Loans to   Allowance   of Loans to
                         Amount    Total Loans     Amount    Total Loans
                       ---------   -----------   ---------   -----------
                                     (dollars in thousands)
Commercial              $ 8,183        33.0%      $ 4,490        27.4%
Real estate mortgage        278        50.5         1,226        56.4
Installment               1,279        16.5         1,794        16.2
Unallocated               5,546                     5,999
                        -------       -----       -------       -----
   Total                $15,286       100.0%      $13,509       100.0%
                        =======       =====       =======       =====

V.   DEPOSITS

     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

                                     2004                  2003                   2002
                              -----------------   ----------------------   -----------------
                                Average                Average               Average
                                Balance    Rate        Balance    Rate       Balance    Rate
                              ----------   ----      ----------   ----     ----------   ----
                                                  (dollars in thousands)
Non-interest bearing demand   $  240,800             $  183,032            $  156,294
Savings and NOW                  805,885   0.56%        688,697   0.71%       634,357   1.17%
Time deposits                    912,285   2.61         741,731   3.09        688,297   4.02
                              ----------             ----------            ----------
   Total                      $1,958,970   1.45%     $1,613,460   1.72%    $1,478,948   2.38%
                              ==========             ==========            ==========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2004:

                                   (in thousands)
                                   --------------
Three months or less                  $192,657
Over three through six months          105,912
Over six months through one year       119,720
Over one year                          286,149
                                      --------
Total                                 $704,438
                                      ========

VI.  RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

                                              2004    2003    2002    2001    2000
                                             -----   -----   -----   -----   -----
Net income as a percent of
   Average common equity                     19.42%  24.89%  21.34%  18.52%  16.59%
   Average total assets                       1.42    1.69    1.52    1.35    1.15
Dividends declared per share as a
   percent of diluted net income per share    35.9    31.6   30.38   32.28   34.31
Average shareholders' equity as a percent
   of average total assets                    7.31    6.80    7.14    7.28    6.92

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

ITEM 2. PROPERTIES

We and our Banks operate a total of 118 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Banks' business or to the consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ADDITIONAL ITEM - EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board of Directors at the meeting of Directors preceeding the Annual Meeting of Shareholders. There are no family relationships among these officers and/or our Directors nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to our executive officers and certain key officers of our subsidiaries (included for information purposes only) at December 31, 2004.

                                                                                     First elected
                                                                                    as an executive
Name (Age)                                         Position                             officer
----------                                         --------                         ---------------
Charles C. Van Loan (57)     Chairman of the Board of Directors                           1984
Michael M. Magee, Jr. (49)   President, Chief Executive Officer and Director              1993
Robert N. Shuster (47)       Executive Vice President and Chief Financial Officer         1999
Edward B. Swanson (51)       President and Chief Executive Officer - Independent          1989
                             Bank South Michigan
William B. Kessel (40)       President and Chief Executive Officer - Independent          2004
                             Bank
Ronald L. Long (45)          President and Chief Executive Officer - Independent          1993
                             Bank East Michigan
David C. Reglin (45)         President and Chief Executive Officer - Independent          1998
                             Bank West Michigan
Peter R. Graves (47)         Senior Vice President, Commercial Loans                      1999
                             Independent Bank Corporation
Richard E. Butler (53)       Senior Vice President, Operations - Independent              1998
                             Bank Corporation
James J. Twarozynski (39)    Senior Vice President, Controller - Independent              2002
                             Bank Corporation

Prior to being named as chairman of the board in effective January 1, 2005, Mr. Van Loan was President and Chief Executive Officer of Independent Bank Corporation since 1993.

Prior to being named as President and Chief Executive Officer on January 1, 2005, Mr. Magee was Executive Vice President and COO since 2004 and prior to that was President and Chief Executive Officer of Independent Bank since 1993.

Prior to being named Executive Vice President and Chief Financial Officer in 2001, Mr. Shuster was President and Chief Executive Officer of Independent Bank MSB since 1999 and President and CEO of Mutual Savings Bank, f.s.b since 1994.

Prior to being named President and Chief Executive officer in 2004, Mr. Kessel was Senior Vice President of Independent Bank since 1996.

Prior to being named Senior Vice President in 1999, Mr. Graves was Vice President of our Commercial Loan Services Department.

Prior to being named Senior Vice President in 2002, Mr. Twarozynski was Vice President and Controller.

PART II.

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption "Quarterly Summary " in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2004 pursuant to our share repurchase plan:

                                                                              Remaining
                                                        Total Number of       Number of
                                                        Shares Purchased       Shares
                                                          as Part of a     Authorized for
                  Total Number of      Average Price        Publicly       Purchase Under
    Period      Shares Purchased(1)   Paid Per Share   Announced Plan(2)     the Plan(3)
-------------   -------------------   --------------   -----------------   --------------
October 2004             288              $27.10               288
November 2004
December 2004            855               29.83               855
                       -----              ------             -----               ---
   Total               1,143              $29.14             1,143                 0
                       =====              ======             =====               ===

(1) All of the shares purchased were used to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2) Our current stock repurchase plan, announced December 4, 2003, authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expired on December 31, 2004.

(3) The stock purchase plan announced December 4, 2003 expired on December 31, 2004 in accordance with its stated expiration date. A new stock purchase plan was announced February 9, 2005, authorizing the purchase up to 750,000 shares of our common stock. This purchase plan expires on December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the caption "Asset/liability management" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

   Management's Annual Report on Internal Controls Over Financial Reporting Report of Independent Registered Public Accounting Firm
   Report of Independent Registered Public Accounting Firm

   Consolidated Statements of Financial Condition at
      December 31, 2004 and 2003

   Consolidated Statements of Operations for the years ended
      December 31, 2004, 2003 and 2002

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003 and 2002

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

   Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

   Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

The portions of the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e and 15d - 15e) as of the year ended December 31, 2004 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2. Management's Annual Report on Internal Control Over Financial Reporting under Item 8 hereof is included in the 2004 Annual Report under the caption "Management's Annual Report on Internal Control over Financial Reporting" and is incorporated herein by reference. The Company's accounting firm's attestation on that Report is also included in the 2004 Annual Report under the first captioned Report of Independent Registered Public Accounting Firm under item 8 hereof and is incorporated herein by reference.

3. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS - The information with respect to our Directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. A copy of our Code of Ethics is posted on our website at www.ibcp.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Summary Compensation Table", "Option Grants in 2004" and "Aggregated Stock Option Exercises in 2004 and Year End Option Values" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption "Committee Report on Executive Compensation" in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders is incorporated herein by reference. Information under the captions "Shareholder Return Performance Graph" and "Committee Report on Executive Compensation" in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

We maintain certain equity compensation plans under which common stock is authorized for issuance to employees and directors, including our Incentive Share Grant Plan, Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2004.

                                                                                                  (c)
                                                                                          Number of securities
                                                (a)                                     remaining available for
                                        Number of securities             (b)             future issuance under
                                         to be issued upon        Weighted-average        equity compensation
                                      exercise of outstanding     exercise price of         plans (excluding
                                         options, warrants      outstanding options,      securities reflected
Plan Category                              and rights (1)        warrants and rights         in column (a))
-------------                         -----------------------   --------------------    -----------------------
Equity compensation plans
   approved by security holders             1,170,000                  $17.69                   141,000
                                            =========                  ======                   =======
Equity compensation plan
   not approved by security holders              None                                              None

(1)  We have not granted warrants or rights applicable to this chart.

PART III.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Transactions Involving Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Audit Matters and Our Relationship With Our Independent Public Accountants" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.   Financial Statements

          All of our financial statements are incorporated herein by reference as set forth in the Appendix to our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2005 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

     2.   Financial Statement Schedules

          Not applicable

     3.   Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

          The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 8, 2005.

INDEPENDENT BANK CORPORATION


/s/ Michael M. Magee, Jr.     Michael M. Magee, Jr., President and
---------------------------      Chief Executive Officer
                                 (Principal Executive Officer)


/s/ Robert N. Shuster         Robert N. Shuster, Executive Vice President and
---------------------------      Chief Financial Officer
                                 (Principal Financial Officer)


/s/ James J. Twarozynski      James J. Twarozynski, Senior Vice President and
---------------------------      Controller
                                 (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated. Each director whose signature appears below hereby appoints Michael M. Magee, Jr. and Robert N. Shuster and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director, and to file with the Commission any and all amendments to this Report on Form 10-K.


Stephen L. Gulis, Jr., Director   /s/ Stephen L. Gulis, Jr.
                                  ----------------------------------------------


Terry L. Haske, Director          /s/ Terry L. Haske
                                  ----------------------------------------------


Robert L. Hetzler, Director       /s/ Robert L. Hetzler
                                  ----------------------------------------------


Michael M. Magee, Director        /s/ Michael M. Magee, Jr.
                                  ----------------------------------------------


James E. McCarty, Director        /s/ James E. McCarty
                                  ----------------------------------------------


Charles A. Palmer, Director       /s/ Charles A. Palmer
                                  ----------------------------------------------


Charles C. Van Loan, Director     /s/ Charles C. Van Loan
                                  ----------------------------------------------


Jeffrey A. Bratsburg, Director    /s/ Jeffrey A. Bratsburg
                                  ----------------------------------------------

                                  EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

10.9     Escrow Agreement, dated September 30, 2004, made by and among
         Independent Bank Corporation, The Edward M. Walder Trust and The Paul
         M. Walder Trust, and J.P. Morgan Trust Company, N.A.

13 Appendix to our definitive proxy statement, relating to the April 26, 2005 Annual Meeting of Shareholders. This appendix will be filed with the Commission as part of our proxy statement and will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities
         Exchange Act of 1934, as amended.

21       List of Subsidiaries.

23       Consent of Independent Accountants

24       Power of Attorney (Included on page 23).

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

EXHIBITS INCORPORATED BY REFERENCE

2        Agreement and plan of reorganization between Independent Bank
         Corporation and Mutual Savings Bank, f.s.b., dated March 24, 1999
         (incorporated herein by reference to Exhibit 2.1 to our Form S-4
         Registration Statement dated May 28, 1999, filed under Registation No.
         333-79679).

2.1 Agreement and plan of merger between Independent Bank Corporation and Midwest Guaranty Bancorp, Inc., dated February 4, 2004 (incorporated herein by reference to Appendix A to our Form S-4 Registration
         Statement dated March 23, 2004, filed under Registration No.
         333-113854).

2.2 Agreement and plan of merger between Independent Bank Corporation and North Bancorp, Inc., dated March 4, 2004 (incorporated herein by reference to Appendix A to our amended Form S-4 Registration Statement dated May 21, 2004, filed under Registration No. 333-114782).

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

4        Automatic Dividend Reinvestment and Stock Purchase Plan, as amended
         (incorporated herein by reference to our Form S-3 Registration
         Statement dated May 24, 2002, filed under Registration No. 3380088).

4.1      Certificate of Trust of IBC Capital Finance II dated February 26, 2003
         (incorporated herein by reference to Exhibit 4.1 to our report on Form
         10-Q for the quarter ended March 31, 2003).

4.2      Amended and Restated Trust Agreement of IBC Capital Finance II dated
         March 19, 2003 (incorporated herein by referrence to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).

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