Form 10-Q
period 2005-03-31
INDEPENDENT BANK CORP /MI/
filed 2005-05-06
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

Commission file number 0-7818

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Michigan                                 38-2032782
--------------------------------------    --------------------------------------
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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, par value $1                        21,146,359
--------------------------------------    --------------------------------------
                 Class                          Outstanding at May 4, 2005

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                               Number(s)
                                                                                                               ---------
PART I -   Financial Information

Item 1.    Consolidated Statements of Financial Condition March 31, 2005 and December 31, 2004                      2

           Consolidated Statements of Operations Three-month periods ended March 31, 2005 and 2004                  3

           Consolidated Statements of Cash Flows Three-month periods ended March 31, 2005 and 2004                  4

           Consolidated Statements of Shareholders' Equity Three-month periods ended March 31, 2005 and 2004        5

           Notes to Interim Consolidated Financial Statements                                                    6-16

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                17-36

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                              37

Item 4.    Controls and Procedures                                                                                 37

PART II -  Other Information

Item 2.    Changes in securities, use of proceeds and issuer purchases of equity securities                        38

Item 6.    Exhibits                                                                                                38

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

Part I
Item 1.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                       March 31,      December 31,
                                                                        2005             2004
                                                                      -----------     -----------
                                                                               (unaudited)
                                                                      ---------------------------
                                                                             (in thousands)
Assets
Cash and due from banks                                               $    63,344     $    72,815
Securities available for sale                                             549,162         550,908
Federal Home Loan Bank stock, at cost                                      17,322          17,322
Loans held for sale                                                        41,657          38,756
Loans
  Commercial                                                              962,464         931,251
  Real estate mortgage                                                    788,448         773,609
  Installment                                                             265,735         266,042
  Finance receivables                                                     307,676         254,388
                                                                      -----------     -----------
                                                       Total Loans      2,324,323       2,225,290
  Allowance for loan losses                                               (24,628)        (24,737)
                                                                      -----------     -----------
                                                         Net Loans      2,299,695       2,200,553
Property and equipment, net                                                57,659          56,569
Bank owned life insurance                                                  38,307          38,337
Goodwill                                                                   53,656          53,354
Other intangibles                                                          12,809          13,503
Accrued income and other assets                                            53,736          51,910
                                                                      -----------     -----------
                                                      Total Assets    $ 3,187,347     $ 3,094,027
                                                                      ===========     ===========
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                $   274,099     $   287,672
  Savings and NOW                                                         899,609         849,110
  Time                                                                  1,174,349       1,040,165
                                                                      -----------     -----------
                                                    Total Deposits      2,348,057       2,176,947
Federal funds purchased                                                   129,030         117,552
Other borrowings                                                          314,641         405,386
Subordinated debentures                                                    64,197          64,197
Financed premiums payable                                                  41,121          48,160
Accrued expenses and other liabilities                                     51,177          51,493
                                                                      -----------     -----------
                                                 Total Liabilities      2,948,223       2,863,735
                                                                      -----------     -----------
Shareholders' Equity
  Preferred stock, no par value -- 200,000 shares authorized; none outstanding
  Common stock, $1.00 par value -- 30,000,000 shares authorized;
    issued and outstanding:  21,271,052 shares at March 31, 2005
    and 21,194,651 shares at December 31, 2004                             21,271          21,195
  Capital surplus                                                         159,932         158,797
  Retained earnings                                                        49,050          41,795
  Accumulated other comprehensive income                                    8,871           8,505
                                                                      -----------     -----------
                                        Total Shareholders' Equity        239,124         230,292
                                                                      -----------     -----------
                        Total Liabilities and Shareholders' Equity    $ 3,187,347     $ 3,094,027
                                                                      ===========     ===========

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2005            2004
                                                                                         --------        --------
                                                                                               (unaudited)
                                                                                         ------------------------
                                                                                              (in thousands,
                                                                                         except per share amounts)
Interest Income
  Interest and fees on loans                                                             $ 41,185        $ 30,126
  Securities available for sale
    Taxable                                                                                 3,692           3,094
    Tax-exempt                                                                              2,568           2,229
  Other investments                                                                           212             166
                                                                                         --------        --------
                                                           Total Interest Income           47,657          35,615
                                                                                         --------        --------
Interest Expense
  Deposits                                                                                  9,174           6,202
  Other borrowings                                                                          4,962           4,038
                                                                                         --------        --------
                                                          Total Interest Expense           14,136          10,240
                                                                                         --------        --------
                                                             Net Interest Income           33,521          25,375
Provision for loan losses                                                                   1,606             801
                                                                                         --------        --------
                             Net Interest Income After Provision for Loan Losses           31,915          24,574
                                                                                         --------        --------
Non-interest Income
  Service charges on deposit accounts                                                       4,042           3,641
  Net gains (losses) on asset sales
    Real estate mortgage loans                                                              1,388           1,059
    Securities                                                                                (32)            493
  Title insurance fees                                                                        497             544
  Manufactured home loan origination fees                                                     274             289
  VISA check card interchange income                                                          622             416
  Real estate mortgage loan servicing                                                       1,064            (684)
  Other income                                                                              1,870           1,679
                                                                                         --------        --------
                                                       Total Non-interest Income            9,725           7,437
                                                                                         --------        --------
Non-interest Expense
  Compensation and employee benefits                                                       13,479          11,099
  Occupancy, net                                                                            2,238           1,823
  Furniture and fixtures                                                                    1,798           1,390
  Other expenses                                                                            8,511           6,346
                                                                                         --------        --------
                                                      Total Non-interest Expense           26,026          20,658
                                                                                         --------        --------
                                                        Income Before Income Tax           15,614          11,353
Income tax expense                                                                          4,313           2,910
                                                                                         --------        --------
                                                                      Net Income         $ 11,301        $  8,443
                                                                                         ========        ========
Net Income Per Share
  Basic                                                                                  $    .53        $    .43
  Diluted                                                                                     .52             .42
Dividends Per Common Share
  Declared                                                                               $    .19        $    .16
  Paid                                                                                        .16             .16

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                              2005          2004
                                                                                           ----------    ----------
                                                                                                 (unaudited)
                                                                                           ------------------------
                                                                                                (in thousands)
Net Income                                                                                 $  11,301     $   8,443
                                                                                           ---------     ---------
Adjustments to Reconcile Net Income
  to Net Cash from (used in) Operating Activities
    Proceeds from sales of loans held for sale                                                89,306        69,793
    Disbursements for loans held for sale                                                    (90,819)      (89,876)
    Provision for loan losses                                                                  1,606           801
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                                       (2,780)        2,435
    Net gains on sales of real estate mortgage loans                                          (1,388)       (1,059)
    Net (gains) losses on securities                                                              32          (493)
    Deferred loan fees                                                                          (308)         (208)
    Increase in accrued income and other assets                                                 (288)       (1,171)
    Increase (decrease) in accrued expenses and other liabilities                             (7,006)       17,229
                                                                                           ---------     ---------
                                                                                             (11,645)       (2,549)
                                                                                           ---------     ---------
                                           Net Cash from (used in) Operating Activities         (344)        5,894
                                                                                           ---------     ---------
Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                                      7,876        13,112
  Proceeds from the maturity of securities available for sale                                  2,448         1,024
  Principal payments received on securities available for sale                                12,099        10,013
  Purchases of securities available for sale                                                 (22,208)      (18,377)
  Principal payments on portfolio loans purchased                                                434         2,235
  Portfolio loans originated, net of principal payments                                      (96,139)      (39,449)
  Capital expenditures                                                                        (2,787)       (3,521)
                                                                                           ---------     ---------
                                                  Net Cash used in Investing Activities      (98,277)      (34,963)
                                                                                           ---------     ---------
Cash Flow from (used in) Financing Activities
  Net increase in total deposits                                                             171,110         9,407
  Net increase (decrease) in short-term borrowings                                            43,221          (590)
  Proceeds from Federal Home Loan Bank advances                                               49,000       146,400
  Payments of Federal Home Loan Bank advances                                               (171,488)     (128,256)
  Dividends paid                                                                              (3,404)       (2,934)
  Proceeds from issuance of common stock                                                         711           569
                                                                                           ---------     ---------
                                                     Net Cash from Financing Activities       89,150        24,596
                                                                                           ---------     ---------
                                              Net Decrease in Cash and Cash Equivalents       (9,471)       (4,473)
Cash and Cash Equivalents at Beginning of Period                                              72,815        61,741
                                                                                           ---------     ---------
                                             Cash and Cash Equivalents at End of Period    $  63,344     $  57,268
                                                                                           =========     =========
Cash paid during the period for
  Interest                                                                                 $  13,215     $  10,164
  Income taxes                                                                                 3,252
Transfer of loans to other real estate                                                           892         1,043

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                     Three months ended
                                                           March 31,
                                                      2005          2004
                                                   ----------    ----------
                                                          (unaudited)
                                                   ------------------------
                                                        (in thousands)
Balance at beginning of period                     $ 230,292     $ 162,216
  Net income                                          11,301         8,443
  Cash dividends declared                             (4,047)       (3,151)
  Issuance of common stock                             1,212         1,610
  Net change in accumulated other comprehensive
    income, net of related tax effect (note 4)           366         3,418
                                                   ---------     ---------
Balance at end of period                           $ 239,124     $ 172,536
                                                   =========     =========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2005 and December 31, 2004, and the results of operations for the three-month periods ended March 31, 2005 and 2004. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2004 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $18.0 million at March 31, 2005, and $15.1 million at December 31, 2004. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. Comprehensive income for the three-month periods ended March 31 follows:

                                                        Three months ended
                                                             March 31,
                                                         2005         2004
                                                      ---------    ---------
                                                          (in thousands)
Net income                                            $ 11,301     $  8,443
Net change in unrealized gain on securities
  available for sale, net of related tax effect         (1,244)       3,921
Net change in unrealized gain (loss) on derivative
  instruments, net of related tax effect                 1,610         (503)
                                                      --------     --------
Comprehensive income                                  $ 11,667     $ 11,861
                                                      ========     ========

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

                                              Three months ended
                                                  March 31,
                                               2005       2004
                                               ----       ----
                                                (in thousands)
Gain (loss) reclassified into earnings         $(32)      $493
Federal income tax expense (benefit) as a
  result of the reclassification of these
  amounts from comprehensive income             (11)       173

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

                                   (unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:

As of or for the three months ended March 31,

                                   IB         IBWM       IBSM        IBEM       Mepco     Other(1)   Elimination    Total
                                --------------------------------------------------------------------------------------------
                                                          (in thousands)
2005
  Total assets                  $1,194,082   $524,238   $436,554   $686,981    $335,351   $325,109    $314,968    $3,187,347
  Interest income                   17,123      7,558      5,837      9,377       7,771          5          14        47,657
  Net interest income               12,266      5,727      3,940      7,108       5,891     (1,411)                   33,521
  Provision for loan losses           (362)        94      1,280        318         276                                1,606
  Income (loss) before
    income tax                       7,400      3,522      1,071      2,628       3,439     (2,294)        152        15,614
  Net income (loss)                  5,356      2,510        951      1,980       2,047     (1,391)        152        11,301

2004
  Total assets                  $1,021,575   $467,169   $371,337   $348,920    $193,728   $233,285    $221,749    $2,414,265
  Interest income                   14,807      6,810      4,839      4,861       4,299          4           5        35,615
  Net interest income               10,333      5,269      3,379      3,646       3,818     (1,070)                   25,375
  Provision for loan losses            353        148        104         40         156                                  801
  Income (loss) before
    income tax                       4,790      3,084      1,808      1,449       1,690     (1,273)        195        11,353
  Net income (loss)                  3,672      2,233      1,357      1,179       1,032       (835)        195         8,443

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

                                                                                Three months ended
                                                                                     March 31,
                                                                                  2005       2004
                                                                                -------    -------
                                                                              (in thousands, except
                                                                                per share amounts)
Net income                                                                      $11,301    $ 8,443
                                                                                =======    =======

Shares outstanding                                                               21,229     19,565
  Effect of stock options                                                           397        433
  Stock units for deferred compensation plan for non-employee directors              45         46
                                                                                -------    -------
         Shares outstanding for calculation of diluted earnings per share        21,671     20,044
                                                                                =======    =======
Net income per share
   Basic                                                                        $   .53    $   .43
   Diluted                                                                          .52        .42

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

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                             March 31, 2005
                                                                                 Average
                                                                   Notional      Maturity       Fair
                                                                    Amount       (years)        Value
                                                                   -----------------------------------
                                                                         (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements      $270,659         3.5        $(3,329)
                                                                   ========         ===        =======

Cash Flow Hedge - pay fixed interest-rate swap agreements          $348,000         1.4        $ 3,816
                                                                   ========         ===        =======
No hedge designation
   Pay fixed interest-rate swap agreements                         $ 15,000         0.6        $   100
   Pay variable interest-rate swap agreements                        55,000         0.6           (140)
   Rate-lock real estate mortgage loan commitments                   21,557         0.1            438
   Mandatory commitments to sell real estate mortgage loans          62,650         0.1            176
                                                                   --------         ---        -------
        Total                                                      $154,207         0.3        $   574
                                                                   ========         ===        =======

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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $1.1 million, net of tax, of unrealized gains on Cash Flow Hedges at March 31, 2005 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2005 is 4.4 years.

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

Also, we record Fair Value Hedges at fair value in accrued income and other assets and accrued expenses and other liabilities. The hedged items (primarily fixed-rate debt obligations) are also recorded at fair value through the statement of operations, which offsets the adjustment to Fair Value Hedges. On an ongoing basis, we will adjust our balance sheet to reflect the then current fair value of both the Fair Value Hedges and the respective hedged items. To the extent that the change in value of the Fair Value Hedges do not offset the change in the value of the hedged items, the ineffective portion is immediately recognized as interest expense.

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

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2005 and 2004 is as follows:

                                                          Income (Expense)
                                             ----------------------------------------
                                                               Other
                                                           Comprehensive
                                             Net Income        Income          Total
                                             ----------    --------------     -------
                                                           (in thousands)
Change in fair value during the three-
  month period ended March 31, 2005

  Interest-rate swap agreements
    not designated as hedges                  $   (58)                        $   (58)
  Rate Lock Commitments                           346                             346
  Mandatory Commitments                           236                             236
  Ineffectiveness of cash flow hedges              (6)                             (6)
  Cash flow hedges                                            $ 2,776           2,776
  Reclassification adjustment                                    (299)           (299)
                                              -------         -------         -------
    Total                                         518           2,477           2,995
  Income tax                                      181             867           1,048
                                              -------         -------         -------
    Net                                       $   337         $ 1,610         $ 1,947
                                              =======         =======         =======

                                                          Income (Expense)
                                             ----------------------------------------
                                                               Other
                                                           Comprehensive
                                             Net Income        Income          Total
                                             ----------    --------------     -------
                                                           (in thousands)
Change in fair value during the three-
  month period ended March 31, 2004

  Interest-rate swap agreements
    not designated as hedges                  $   (48)                        $   (48)
  Rate Lock Commitments                            52                              52
  Mandatory Commitments                           163                             163
  Ineffectiveness of cash flow hedges              15                              15
  Cash flow hedges                                            $(2,163)         (2,163)
  Reclassification adjustment                                   1,390           1,390
                                              -------         -------         -------
    Total                                         182            (773)           (591)
  Income tax                                       63            (270)           (207)
                                              -------         -------         -------
    Net                                       $   119         $  (503)        $  (384)
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

Intangible assets, net of amortization, were comprised of the following at March 31, 2005 and December 31, 2004:

                                            March 31, 2005              December 31, 2004
                                       ------------------------      -------------------------
                                        Gross                         Gross
                                       Carrying     Accumulated      Carrying     Accumulated
                                        Amount     Amortization       Amount      Amortization
                                       --------    ------------      --------     ------------
                                                        (dollars in thousands)
Amortized intangible assets
   Core deposit                        $20,545        $10,191        $20,545         $ 9,685
   Customer relationship                 2,604          1,366          2,604           1,254
   Covenants not to compete              1,520            303          1,520             227
                                       -------        -------        -------         -------
      Total                            $24,669        $11,860        $24,669         $11,166
                                       =======        =======        =======         =======

Unamortized intangible assets -
    Goodwill                           $53,656                       $53,354
                                       =======                       =======

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of March 31, 2005.

Amortization of intangibles, has been estimated through 2010 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                        (dollars in thousands)
Nine months ended December 31, 2005            $ 2,080
Year ending December 31:
     2006                                        2,572
     2007                                        2,382
     2008                                        2,061
     2009                                          966
     2010 and thereafter                         2,748
                                               -------
          Total                                $12,809
                                               =======

                                   (unaudited)

Changes in the carrying amount of goodwill and amortizing intangibles by reporting segment for the three months ended March 31, 2005 were as follows:

                                           IB            IBWM        IBSM         IBEM       Mepco        Other(1)        Total
                                           --            ----        ----         ----       -----        --------        -----
                                                                  (dollars in thousands)
Goodwill
  Balance, December 31, 2004            $  9,702       $     32                $ 23,205    $ 20,035       $    380       $ 53,354
  Goodwill adjustment during period         (142)(2)                                            481(4)         (37)(3)        302
                                        --------       --------    --------    --------    --------       --------       --------
  Balance, March 31, 2005               $  9,560       $     32                $ 23,205    $ 20,516       $    343       $ 53,656
                                        ========       ========    ========    ========    ========       ========       ========

Core Deposit Intangible, net
  Balance, December 31, 2004            $  2,556       $     69    $    451    $  7,727                   $     57       $ 10,860
  Amortization                              (119)            (5)        (35)       (343)                        (4)          (506)
                                        --------       --------    --------    --------    --------       --------       --------
  Balance, March 31, 2005               $  2,437       $     64    $    416    $  7,384                   $     53       $ 10,354
                                        ========       ========    ========    ========    ========       ========       ========

Customer Relationship Intangible, net
  Balance, December 31, 2004                                                               $  1,350                      $  1,350
  Amortization                                                                                 (112)                         (112)
                                        --------       --------    --------    --------    --------       --------       --------
  Balance, March 31, 2005                                                                  $  1,238                      $  1,238
                                        ========       ========    ========    ========    ========       ========       ========

Covenants not to compete, net
  Balance, December 31, 2004                                                   $  1,148    $    145                      $  1,293
  Amortization                                                                      (65)        (11)                          (76)
                                        --------       --------    --------    --------    --------       --------       --------
  Balance, March 31, 2005                                                      $  1,083    $    134                      $  1,217
                                        ========       ========    ========    ========    ========       ========       ========

(1)Includes items relating to the Registrant and certain insignificant operations.

(2)Goodwill associated with the acquisition of North. See footnote #10.

(3)Goodwill associated with the acquisition of Midwest. See footnote #10.

(4)Goodwill associated with contingent consideration accrued pursuant to an earnout.

                                   (unaudited)

9. We maintain stock option plans for our non-employee directors as well as certain of our officers and those of our Banks and their subsidiaries. Options that were granted under these plans were granted with vesting periods of up to one year, at a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant.

The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained:

                                               Three months ended
                                                   March 31,
                                              2005         2004
                                             ------       -------
Expected dividend yield                        2.27%        2.36%
Risk-free interest rate                        4.14%        4.24%
Expected life (in years)                       9.68         9.76
Expected volatility                           31.97%       32.56%
Per share weighted-average fair value        $11.80       $10.67

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

                                                            Three months ended
                                                                 March 31,
                                                            2005          2004
                                                          -------        -------
                                                           (in thousands except
                                                            per share amounts)
Net income - as reported                                  $11,301        $8,443
  Stock based compensation expense determined under
  fair value based method, net of related tax effect         (662)         (504)
                                                          -------        ------
    Pro-forma net income                                  $10,639        $7,939
                                                          =======        ======
Income per share
  Basic
    As reported                                           $   .53        $  .43
    Pro-forma                                                 .50           .41
  Diluted
    As reported                                           $   .52        $  .42
    Pro-forma                                                 .49           .40

10. On May 31, 2004, we completed our acquisition of Midwest Guaranty Bancorp, Inc. ("Midwest")with the purpose of expanding our presence in southeastern Michigan. Midwest was a closely held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. Our results include Midwest's operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders' equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.0 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million. The core deposit intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years.

                                   (unaudited)

The following is a condensed balance sheet of Midwest at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

                                   (in thousands)
Cash and equivalents                 $  8,390
Securities                             19,557
Loans, net                            201,476
Property and equipment                  5,674
Intangible assets                       6,219
Goodwill                               23,037
Other assets                            1,861
                                     --------
     Total assets acquired            266,214
                                     --------

Deposits                              199,123
Borrowings                             12,314
Other liabilities                      10,663
                                     --------
     Total liabilities assumed        222,100
                                     --------
     Net assets acquired             $ 44,114
                                     ========

On July 1, 2004, we completed our acquisition of North Bancorp, Inc. ("North"), with the purpose of expanding our presence in northern Michigan. North was a publicly held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 345,391 shares of common stock to the North shareholders. Our results include North's operations subsequent to July 1, 2004. At the time of acquisition, North had total assets of $155.1 million, total loans of $103.6 million, total deposits of $123.8 million and total stockholders' equity of $3.3 million. We recorded purchase accounting adjustments related to the North acquisition including recording goodwill of $2.8 million, and establishing a core deposit intangible of $2.2 million. The core deposit intangible is being amortized on an accelerated basis over eight years.

The following is a condensed balance sheet of North at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

                                   (in thousands)
Cash and equivalents                 $ 21,505
Securities                             26,418
Loans, net                             97,573
Property and equipment                  2,318
Intangible assets                       2,240
Goodwill                                2,807
Other assets                            9,440
                                     --------
     Total assets acquired            162,301
                                     --------

Deposits                              124,088
Borrowings                             22,039
Other liabilities                       7,401
                                     --------
     Total liabilities assumed        153,528
                                     --------
     Net assets acquired             $  8,773
                                     ========

                                   (unaudited)

11. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," ("SFAS #123R") which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS #123"). SFAS #123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB #25") and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," ("SFAS #95"). Generally the requirements of SFAS #123R are similar to the requirements described in SFAS #123. However, SFAS #123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement #123R originally was to be effective at the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 21, 2005 the Securities and Exchange Commission issued an amendment to Rule 4-01(a) of Regulation S-X that delayed the effective date for SFAS #123R to the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS #123R on January 1, 2006.

SFAS #123R permits companies to adopt its requirements using one of two methods. First, a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS #123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS #123 for all awards granted to employees prior to the effective date of SFAS #123R that remain unvested on the effective date. Second, a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS #123 for purposes of pro forma disclosures either (a) all prior period presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS #123R using the modified prospective method described above.

As permitted by SFAS #123, we currently account for share-based payments to employees using APB #25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of SFAS #123R cannot be predicted at this time because it will depend on the level and type of share-based payments granted in the future. However, had we adopted SFAS #123R in prior periods, the impact of that standard would have approximated the impact of SFAS #123 as described in the disclosure of pro forma net income and earnings per share in Note #9 to above.

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

                                   (unaudited)

In 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The recognition and measurement guidance in EITF 03-1 should be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statement of Financial Accounting Standards No. 115, "Accounting in Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations". The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. On September 15, 2004, the FASB staff proposed two FASB Staff Positions ("FSP"). The first, proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,'" would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also would not be affected by the two proposed FSPs.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-03, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations. This SOP does not apply to loans originated by us and is effective for loans acquired in fiscal years beginning after December 15, 2004. This SOP is expected to have a significant impact on our future acquisitions as it will require the allocation of the acquired entity's allowance for loan losses to individual loans.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. Under the general transition provisions of FIN 46R all public entities are required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R during the quarter ended March 31, 2004 did not have a material impact on our financial condition or results of operations.

12. The results of operations for the three-month periods ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2004 Annual Report on Form 10-K.

                               FINANCIAL CONDITION

SUMMARY Our total assets increased by $93.3 million during the first three months of 2005. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.324 billion at March 31, 2005, an increase of $99.0 million from December 31, 2004. This was principally driven by increases in commercial loans and finance receivables. (See "Portfolio loans and asset quality.") Loans held for sale increased by $2.9 million, as the volume of new originations of such loans exceeded loan sales in the first quarter of 2005.

Deposits totaled $2.348 billion at March 31, 2005, compared to $2.177 billion at December 31, 2004. The $171.1 million increase in total deposits during the period principally reflects an increase in savings and NOW accounts and time deposits partially offset by a decline in non-interest bearing deposits. Other borrowings totaled $314.6 million at March 31, 2005, a decrease of $90.7 million from December 31, 2004. This was primarily attributable to the payoff of maturing borrowings with funds from brokered certificates of deposit ("Brokered CD's").

SECURITIES We maintain diversified securities portfolios, which may include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and are expected to be recovered within a reasonable time period. We also believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See "Asset/liability management.")

   SECURITIES

                                                 Unrealized
                                                 ----------
                                 Amortized                           Fair
                                   Cost        Gains     Losses     Value
                                 ---------    -------    ------    --------
                                                 (in thousands)
Securities available for sale
    March 31, 2005                $539,330    $13,983    $4,151    $549,162
    December 31, 2004              539,162     13,448     1,702     550,908

Securities available for sale remained relatively unchanged during the first quarter of 2005 because strong loan growth supplanted the need for any significant purchases of new investment securities. Generally we cannot earn the same interest-rate spread on securities as we can on loans. As a result, offsetting slow loan growth with purchases of securities will tend to erode some of our profitability measures, including our return on assets.

At March 31, 2005 and December 31, 2004, we had $22.2 million and $23.6 million, respectively, of asset-backed securities included in securities available for sale. Approximately 83% of our asset-backed securities at March 31, 2005 are backed by mobile home loans (compared to 87% at December 31, 2004). All of our asset-backed securities are rated as investment grade (by the major rating agencies) except for one mobile home loan asset-backed security with a book value of $2.5 million at March 31, 2005 that was down graded during 2004 to a below investment grade rating. During the first quarter of 2005 we recorded an impairment charge of $0.2 million on this security due primarily to some further credit related deterioration on the underlying mobile home loan collateral (we also recorded impairment charges on this security totaling $0.2 million in
2004). We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. During the first quarter we recorded an additional $0.1 million impairment charge on Fannie Mae and Freddie Mac preferred securities (we also recorded a $1.4 million impairment charge on Fannie Mae and Freddie Mac preferred securities during 2004). At March 31, 2005, we had a remaining book balance of $26.6 million in Fannie Mae and Freddie Mac preferred securities. Currently the FASB is considering certain changes or clarifications related to the assessment of other than temporary impairment on investment securities as well as other related accounting matters (See note #11 of Notes to Interim Consolidated Financial Statements).

Sales of securities available for sale were as follows (See "Non-interest income."):

                      Three months ended
                           March 31,
                        2005       2004
                      -------    -------
                         (in thousands)
Proceeds              $ 7,876    $13,112
                      =======    =======

Gross gains           $   499    $   619
Gross losses              279        126
Impairment charges        252
                      -------    -------
 Net gains (losses)   $   (32)   $   493
                      =======    =======

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

Our April 2003 acquisition of Mepco added the financing of insurance premiums and extended automobile warranties to our lending activities. These are relatively new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States.

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

Although the management and board of directors of each of our banks retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, provides requisite controls and promotes compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations. There can be no assurance that the aforementioned centralization of certain lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities.

We generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.") During the first three months of 2005 our balance of real estate mortgage loans held in portfolio increased by $14.8 million.

The $31.2 million increase in commercial loans during the three months ended March 31, 2005, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $307.7 million of finance receivables at March 31, 2005 are comprised principally of loans to businesses to finance insurance premiums and payment plans offered to individuals to finance extended automobile warranties. The finance receivables are a result of our acquisition of Mepco. The growth in this category of loans is primarily due to the geographic expansion of Mepco's lending activities and the addition of sales staff to call on insurance agencies and automobile warranty administrators.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

  NON-PERFORMING ASSETS

                                                              March 31,       December 31,
                                                                2005             2004
                                                              ---------       ------------
                                                                (dollars in thousands)
Non-accrual loans                                              $15,165          $11,804
Loans 90 days or more past due and
   still accruing interest                                       2,556            3,123
Restructured loans                                                 305              218
                                                               -------          -------
                         Total non-performing loans             18,026           15,145
Other real estate                                                2,645            2,113
                                                               -------          -------
                        Total non-performing assets            $20,671          $17,258
                                                               =======          =======

 As a percent of Portfolio Loans
   Non-performing loans                                           0.78%            0.68%
   Allowance for loan losses                                      1.06             1.11
Non-performing assets to total assets                             0.65             0.56
Allowance for loan losses as a percent of
   non-performing loans                                            137              163

The increase in the overall level of non-performing loans in the first quarter of 2005 is primarily due to increases in non-performing real estate mortgage loans and finance receivables and to a lesser degree, commercial loans. We believe that the increase in non-performing real estate mortgage loans (to $5.8 million at March 31, 2005 from $4.6 million at December 31, 2004) reflects weakened economic conditions in the State of Michigan which currently has one of the highest unemployment rates in the United States. The increase in non-performing finance receivables (to $3.1 million at March 31, 2005 from $2.1 million at December 31, 2004) is due primarily to the growth of this loan portfolio and the timing of the receipt of return premiums from insurance carriers.

Other real estate and repossessed assets totaled $2.6 million and $2.1 million at March 31, 2005 and December 31, 2004, respectively. This increase is primarily a result of a rise in the level of residential homes acquired through foreclosure.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.30% on an annualized basis in the first quarter of 2005 compared to 0.19% in the first quarter of 2004. The increase in net charge-offs is primarily due to a charge-off (based on an updated collateral analysis) on a real estate mortgage and commercial loan relationship with one borrower who recently declared bankruptcy.

Despite the increases in net loan charge-offs and non-performing loans in the first quarter of 2005, the allowance for loan losses declined slightly due primarily to a decline in other adversely rated loans. At March 31, 2005, the allowance for loan losses totaled $24.6 million, or 1.06% of portfolio loans compared to $24.7 million, or 1.11% of portfolio loans at December 31, 2004.

Impaired loans totaled approximately $15.3 million and $14.6 million at March 31, 2005 and 2004, respectively. At those same dates, certain impaired loans with balances of approximately $13.8 million and $7.7 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $4.0 million and $1.5 million, respectively. Our average investment in impaired loans was approximately $14.9 million and $14.0 million for the three-month periods ended March 31, 2005 and 2004, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first quarter of 2005 and 2004 was approximately $0.14 million.

ALLOWANCE FOR CREDIT LOSSES

                                                                               Three months ended
                                                                                    March 31,
                                                                    2005                                2004
                                                        ----------------------------        -----------------------------
                                                          Loan            Unfunded            Loan              Unfunded
                                                         Losses          Commitments         Losses           Commitments
                                                        -------          -----------        -------           -----------
                                                                                 (in thousands)
Balance at beginning of period                          $24,737            $1,846           $16,836               $892
Additions (deduction)
  Provision charged to operating expense                  1,613                (7)              773                 28
  Recoveries credited to allowance                          419                                 258
  Loans charged against the allowance                    (2,141)                             (1,061)
                                                        -------            ------           -------               ----
Balance at end of period                                $24,628            $1,839           $16,806               $920
                                                        =======            ======           =======               ====

Net loans charged against the allowance to
       average Portfolio Loans (annualized)                0.30%                               0.19%

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

The third element is determined by assigning allocations based principally upon the ten-year average of loss experience for each type of loan. Recent years are weighted more heavily in this average. Average losses may be further adjusted based on the current delinquency rate. Loss analyses are conducted at least annually.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                           March 31,      December 31,
                                                             2005            2004
                                                           ---------      ------------
                                                                 (in thousands)
Specific allocations                                        $ 3,985          $ 2,874
Other adversely rated loans                                   8,115            9,395
Historical loss allocations                                   6,141            6,092
Additional allocations based on subjective factors            6,387            6,376
                                                            -------          -------
                                                            $24,628          $24,737
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

To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our banks and branch staff sales training. This program has generated increases in customer relationships as well as deposit service charges. We believe that the new relationships that result from these marketing and sales efforts provide valuable opportunities to cross sell related financial products and services.

We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

ALTERNATE SOURCES OF FUNDS

                                                          March 31,                                    December 31,
                                                             2005                                         2004
                                         -----------------------------------------      -------------------------------------
                                                           Average                                       Average
                                           Amount          Maturity           Rate        Amount         Maturity      Rate
                                         ----------       ---------           ----      ----------       ---------     ----
                                                                        (dollars in thousands)
Brokered CDs(1)                          $  710,896       2.0 years           2.90%     $  576,944       1.9 years     2.56%
Fixed rate FHLB advances(1,2)                58,414       6.2 years           5.55          59,902       6.4 years     5.55

Variable rate FHLB advances(1)               43,000       0.3 years           2.98         164,000       0.4 years     2.32
Securities sold under agreements to
   Repurchase(1)                            201,549       0.1 years           2.73         169,810       0.2 years     2.27
Federal funds purchased                     129,030           1 day           3.02         117,552           1 day     2.44
                                         ----------       ---------           ----      ----------       ---------     ----
      Total                              $1,142,889       1.6 years           3.02%     $1,088,208       1.4 years     2.63%
                                         ==========       =========           ====      ==========       =========     ====

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2) Advances totaling $10.0 million at both March 31, 2005 and December 31, 2004, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase ("Repurchase Agreements"), totaled $314.6 million at March 31, 2005, compared to $405.4 million at December 31, 2004. The $90.7 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances with funds from Brokered CD's.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management.") At March 31, 2005, we employed interest-rate swaps with an aggregate notional amount of $688.7 million. (See note #7 of Notes to Interim Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios as well as to be able to respond to unforeseen liquidity needs.

Our sources of funds include a stable deposit base, secured advances from the Federal Home Loan Bank of Indianapolis, both secured and unsecured federal funds purchased borrowing facilities with other commercial banks, an unsecured holding company credit facility and access to the capital markets (for trust preferred securities and Brokered CD's).

At March 31, 2005 we had $677.2 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD's that we expect to replace. Additionally $1.174 billion of our deposits at March 31, 2005 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

We have developed contingency funding plans that stress tests our liquidity needs that may arise from certain events such as an adverse credit event, rapid loan growth or a disaster recovery situation. Our liquidity management also includes periodic monitoring of each bank that segregates assets between liquid and illiquid and classifies liabilities as core and non-core. This analysis compares our total level of illiquid assets to our core funding. It is our goal to have core funding sufficient to finance illiquid assets.

Over the past several years our Portfolio Loans have grown more rapidly than our core deposits. In addition much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we have become more dependent on wholesale funding sources (such as brokered CD's and Repurchase Agreements). In order to reduce this greater reliance on wholesale funding we intend to explore the potential securitization of both commercial loans and finance receivables during 2005. It is likely that a securitization facility would have a higher total cost than our current wholesale funding sources, which would adversely impact our future net interest income. However, we believe that the improved liquidity will likely outweigh the adverse impact on our net interest income.

Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes unsecured debt and cumulative trust preferred securities.

We also believe that a diversified portfolio of quality loans will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also been an integral component of our capital management strategies. (See "Acquisitions.")

In March 2003, a special purpose entity, IBC Capital Finance II (the "trust") issued $1.6 million of common securities to Independent Bank Corporation and $50.6 million of trust preferred securities to the public. Independent Bank Corporation issued $52.2 million of subordinated debentures to the trust in exchange for the proceeds from the public offering. These subordinated debentures represent the sole asset of the trust. Both the common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2005, and December 31, 2004.

In connection with our acquisition of Midwest, we assumed all of the duties, warranties and obligations of Midwest as the sponsor and sole holder of the common securities of Midwest Guaranty Trust I ("MGT"). In 2002, MGT, a special purpose entity, issued $0.2 million of common securities to Midwest and $7.5 million of trust preferred securities as part of a pooled offering. Midwest issued $7.7 million of subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of MGT. Both the common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2005, and December 31, 2004.

In connection with our acquisition of North, we assumed all of the duties, warranties and obligations of North as the sole general partner of Gaylord Partners, Limited Partnership ("GPLP"), a special purpose entity. In 2002, North contributed an aggregate of $0.1 million to the capital of GPLP and GPLP issued $5.0 million of floating rate cumulative preferred securities as part of a private placement offering. North issued $5.1 million of subordinated debentures to GPLP in exchange for the proceeds of the offering, which debentures represent the sole asset of GPLP. Independent Bank purchased $0.8 million of the GPLP floating rate cumulative preferred securities during the private placement offering. This investment security at Independent Bank and a corresponding amount of subordinated debentures are eliminated in consolidation. The remaining subordinated debentures as well as our capital investment in GPLP are included in our Consolidated Statements of Financial Condition at March 31, 2005 and December 31, 2004.

In March 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 25 basis points at March 31, 2005, (this calculation assumes no transition period).

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. In February 2005 we announced that our board of directors had authorized the repurchase of up to 0.8 million shares. This authorization expires on December 31, 2005.

CAPITALIZATION

                                                        March 31,      December 31,
                                                          2005             2004
                                                        ---------      ------------
                                                              (in thousands)
Unsecured debt                                          $   8,500       $   9,000
                                                        ---------       ---------

Subordinated debentures                                    64,197          64,197
Amount not qualifying as regulatory capital                (1,847)         (1,847)
                                                        ---------       ---------
  Amount qualifying as regulatory capital                  62,350          62,350
                                                        ---------       ---------
Shareholders' Equity
  Preferred stock, no par value
  Common stock, par value $1.00 per share                  21,271          21,195
  Capital surplus                                         159,932         158,797
  Retained earnings                                        49,050          41,795
  Accumulated other comprehensive income                    8,871           8,505
                                                        ---------       ---------
          Total shareholders' equity                      239,124         230,292
                                                        ---------       ---------
          Total capitalization                          $ 309,974       $ 301,642
                                                        =========       =========

Total shareholders' equity at March 31, 2005 increased $8.8 million from December 31, 2004, due primarily to the retention of earnings, an increase in accumulated other comprehensive income and the issuance of common stock pursuant to certain compensation plans, partially offset by cash dividends that we declared. Shareholders' equity totaled $239.1 million, equal to 7.50% of total assets at March 31, 2005. At December 31, 2004, shareholders' equity totaled $230.3 million, which was equal to 7.44% of assets.

CAPITAL RATIOS


                                                   March 31, 2005     December 31, 2004
                                                   --------------     -----------------
Equity capital                                           7.50%               7.44%
Tier 1 leverage (tangible equity capital)                7.40                7.36
Tier 1 risk-based capital                                9.38                9.39
Total risk-based capital                                10.50               10.53

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

We employ simulation analyses to monitor each bank's interest-rate risk profiles and evaluate potential changes in each banks' net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our balance sheets. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $11.3 million during the three months ended March 31, 2005, compared to $8.4 million during the comparable period in 2004. The increase in net income is primarily a result of increases in net interest income, service charges on deposit accounts and gains on real estate mortgage loan sales, as well as the recovery of a previously recorded impairment charge on real estate mortgage loan servicing. These items were partially offset by increases in non-interest expenses and income taxes as well as a decline in securities gains. 2005 results include the operations of Midwest Guaranty Bancorp, Inc. since our May 31, 2004 date of acquisition and include the operations of North Bancorp, Inc. since our July 1, 2004 date of acquisition.

KEY PERFORMANCE RATIOS

                                         Three months
                                        ended March 31,
                                     2005            2004
                                    ------          ------
Net income (annualized) to
  Average assets                      1.47%           1.44%
  Average equity                     19.38           20.34

Earnings per common share
  Basic                             $ 0.53          $ 0.43
  Diluted                             0.52            0.42

We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10% to 15%. Consequently, we emphasize long-term performance over short-term results. Certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders' equity) and sound risk management (credit, interest rate, liquidity and regulatory risks).

NET INTEREST INCOME Net interest income is the most important source of our earnings and thus is critical in evaluating our results of operations. Changes in our tax equivalent net interest income are primarily influenced by our level of interest-earning assets and the income or yield that we earn on those assets and the manner by which we fund (and the related cost of funding) such interest-earning assets. Certain macro-economic factors can also influence our net interest income such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in which we are doing business. Finally, risk management plays an important role in our level of net interest income. The ineffective management of credit risk and interest-rate risk in particular can adversely impact our net interest income.

Tax equivalent net interest income totaled $35.0 million during the first quarter of 2005, which represents an $8.3 million or 31.1% increase from the comparable quarter one year earlier. We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.5 million and $1.3 million for the first quarters of 2005 and 2004, respectively, and were computed using a 35% tax rate.

The increase in tax equivalent net interest income in 2005 compared to 2004 reflects a $680.2 million increase in average interest-earning assets and a 3 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets ("Net Yield"). The increase in average interest-earning assets is due to our Midwest and North acquisitions as well as growth in commercial loans, finance receivables and investment securities. The Net Yield was equal to 4.92% in 2005 compared to 4.89% in 2004. This increase was due to a rise in the tax equivalent yield on average interest-earning assets to 6.92% in the first quarter of 2005 from 6.77% in the first quarter of 2004. This increase primarily reflects the recent rise in short-term interest rates that has resulted in variable rate loans re-pricing at higher rates. The increase in the tax equivalent yield on average interest-earning assets was partially offset by a 12 basis point rise in the Company's interest expense as a percentage of average interest-earning assets (the "cost of funds") to 2.00% during the first quarter of 2005 from 1.88% during the first quarter of 2004. The increase in the Company's cost of funds also primarily reflects the recent rise in short-term interest rates that has resulted in higher rates on certain short-term and variable rate borrowings and somewhat higher rates on deposits.

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                            Three Months Ended
                                                                                 March 31,
                                                            2005                                    2004
                                             ---------------------------------       ---------------------------------
                                               Average                                 Average
                                               Balance     Interest       Rate         Balance      Interest      Rate
                                             -----------  ----------      ----       -----------   ---------      ----
                                                                       (dollars in thousands)
Assets
Taxable loans (1)                            $ 2,298,934  $   41,106      7.22%      $ 1,718,396   $  30,043      7.02%
Tax-exempt loans (1,2)                             6,569         122      7.53             6,867         128      7.50
Taxable securities                               304,285       3,692      4.92           253,165       3,094      4.92
Tax-exempt securities (2)                        244,331       4,026      6.68           198,908       3,527      7.13
Other investments                                 17,384         212      4.95            13,940         166      4.79
                                             -----------  ----------                 -----------   ---------
                    Interest Earning Assets    2,871,503      49,158      6.92         2,191,276      36,958      6.77
                                                          ----------                               ---------
Cash and due from banks                           62,876                                  45,700
Other assets, net                                189,128                                 127,016
                                             -----------                             -----------
                               Total Assets  $ 3,123,507                             $ 2,363,992
                                             ===========                             ===========

Liabilities
Savings and NOW                              $   881,454       1,674      0.77       $   720,065         972      0.54
Time deposits                                  1,093,119       7,500      2.78           792,186       5,230      2.66
Long-term debt                                     6,994          80      4.56
Other borrowings                                 541,637       4,882      3.66           438,137       4,038      3.71
                                             -----------  ----------                 -----------   ---------
               Interest Bearing Liabilities    2,523,204      14,136      2.27         1,950,388      10,240      2.11
                                                          ----------                               ---------
Demand deposits                                  275,130                                 183,908
Other liabilities                                 88,623                                  62,736
Shareholders' equity                             236,550                                 166,960
                                             -----------                             -----------
 Total liabilities and shareholders' equity  $ 3,123,507                             $ 2,363,992
                                             ===========                             ===========

         Tax Equivalent Net Interest Income               $   35,022                               $  26,718
                                                          ==========                               =========

         Tax Equivalent Net Interest Income
             as a Percent of Earning Assets                               4.92%                                   4.89%
                                                                          ====                                    ====

(1)   All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

PROVISION FOR LOAN LOSSES The provision for loan losses was $1.6 million during the three months ended March 31, 2005, compared to $0.8 million during the three-month period in 2004. The increase in the provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See "Portfolio loans and asset quality.")

NON-INTEREST INCOME . Non-interest income is a significant element in assessing our results of operations. On a long-term basis we are attempting to grow non-interest income in order to diversity our revenues within the financial services industry. We regard net gains on real estate mortgage loan sales as a core recurring source of revenue but they are quite cyclical and volatile. We regard net gains (losses) on securities as a "non-operating" component of non-interest income. As a result, we believe it is best to evaluate our success in growing non-interest income and diversifying our revenues by also comparing non-interest income when excluding net gains (losses) on assets (real estate mortgage loans and securities).

Non-interest income totaled $9.7 million during the first three months of 2005 compared to $7.4 million in 2004. Excluding net gains and losses on asset sales, non-interest income grew by 42.2% to $8.4 million during the first three months of 2005 compared to 2004.

     NON-INTEREST INCOME

                                                   Three months ended
                                                       March 31,
                                                   2005         2004
                                                 -------      -------
                                                    (in thousands)
Service charges on deposit
  accounts                                       $ 4,042      $ 3,641
Net gains (losses) on assets sales
  Real estate mortgage loans                       1,388        1,059
  Securities                                         (32)         493
Title insurance fees                                 497          544
VISA check card interchange income                   622          416
Bank owned life insurance                            389          345
Manufactured home loan origination fees
  and commissions                                    274          289
Mutual fund and annuity commissions                  292          347
Real estate mortgage loan servicing                1,064         (684)
Other                                              1,189          987
                                                 -------      -------
      Total non-interest income                  $ 9,725      $ 7,437
                                                 =======      =======

Service charges on deposits totaled $4.0 million in the first quarter of 2005, a $0.4 million or 11.0% increase from the comparable period in 2004. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations as well as two bank acquisitions completed in mid-2004. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate of service charges on deposits to moderate in future periods.

Gains on the sale of real estate mortgage loans were $1.4 million and $1.1 million in the first quarters of 2005 and 2004, respectively. Real estate mortgage loan sales totaled $87.9 million in the first quarter of 2005 compared to $68.7 million in the first quarter of 2004. Real estate mortgage loans originated totaled $147.0 million in the first quarter of 2005 compared to $159.4 million in the comparable quarter of 2004. Loans held for sale were $41.7 million at March 31, 2005 compared to $38.8 million at December 31, 2004. Based on current interest rates, we would expect the level of mortgage loan refinance activity in 2005 to be below 2004 levels and would therefore also anticipate somewhat lower levels of gains on loan sales during the balance of 2005 compared to the same period in 2004.

NET GAINS ON THE SALE OF REAL ESTATE MORTGAGE LOANS

                                                                         Three months ended
                                                                              March 31,
                                                                          2005         2004
                                                                        --------     --------
                                                                            (in thousands)
Real estate mortgage loans originated                                   $146,962     $159,419
Real estate mortgage loans sold                                           87,918       68,734
Real estate mortgage loans sold with servicing rights released            10,298        7,681
Net gains on the sale of real estate mortgage loans                        1,388        1,059
Net gains as a percent of real estate mortgage loans sold
  ("Loans Sale Margin")                                                     1.58%        1.54%
SFAS #133 adjustments included in the Loan Sale Margin                      0.06         0.06

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

We incurred a loss of $32,000 on securities in the first quarter of 2005 compared to a gain of $0.5 million in the first quarter of 2004. The 2005 loss is due primarily to the aforementioned $0.3 million of impairment charges (see "Securities" above) partially offset by approximately $0.2 million in net gains on the sale of certain corporate and municipal securities. The 2004 gains are due primarily to the sale of certain corporate securities.

VISA check card interchange income increased to $0.6 million in the first quarter of 2005 compared to $0.4 million in the first quarter of 2004. These results can be primarily attributed to an increase in the size of our card base due to growth in checking accounts as well as the two acquisitions completed in 2004. In addition, the frequency of use of our VISA check card product by our customer base has increased.

Title insurance fees decreased slightly during the first quarter of 2005 compared to the first quarter of 2004 as a result of a decline in real estate mortgage lending origination volume.

Manufactured home loan origination fees and commissions declined slightly during the first quarter of 2005 compared to the first quarter of 2004. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first quarter of 2005 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Mutual fund and annuity commissions declined during the first quarter of 2005 due principally to decreased sales of these products, generally reflecting a weaker market for equity based products.

Real estate mortgage loan servicing generated revenue of $1.1 million in the first quarter of 2005, compared to expense of $0.7 million in the first quarter of 2004. This increase is primarily due to changes in the impairment reserve on capitalized real estate mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity. Activity related to capitalized mortgage loan servicing rights is as follows:

CAPITALIZED REAL ESTATE MORTGAGE LOAN SERVICING RIGHTS

                                                         Three months ended
                                                              March 31,
                                                       2005               2004
                                                     --------           --------
                                                            (in thousands)
Balance at beginning of period                       $ 11,360           $  8,873
  Originated servicing rights capitalized                 755                690
  Amortization                                           (479)              (436)
  (Increase)/decrease in impairment reserve               619             (1,045)
                                                     --------           --------
Balance at end of period                             $ 12,255           $  8,082
                                                     ========           ========

Impairment reserve at end of period                  $    147           $  1,767
                                                     ========           ========

At March 31, 2005 we were servicing approximately $1.4 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.86% and a weighted average service fee of 25.9 basis points. Remaining capitalized real estate mortgage loan servicing rights at March 31, 2005 totaled $12.3 million, representing approximately 87 basis points on the related amount of real estate mortgage loans serviced for others.

Other non-interest income rose to $1.2 million in the first quarter of 2005 from $1.0 million in 2004. Increases in ATM fees, insurance commissions and check printing charges have accounted for the majority of this growth. The growth is generally reflective of the overall expansion of the organization in terms of numbers of customers and accounts.

NON-INTEREST EXPENSE Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices.

Non-interest expense totaled $26.0 million during the three months ended March 31, 2005, compared to $20.7 million during the first three months of 2004. The aforementioned two bank acquisitions in mid-2004 as well as growth associated with new branch offices and loan production offices account for much of the increases in non-interest expense.

NON-INTEREST EXPENSE

                                                            Three months ended
                                                                 March 31,
                                                            2005           2004
                                                          -------         -------
                                                              (in thousands)
Salaries                                                  $ 8,379         $ 7,595
Performance-based compensation and benefits                 2,120           1,270
Other benefits                                              2,980           2,234
                                                          -------         -------
  Compensation and employee benefits                       13,479          11,099
Occupancy, net                                              2,238           1,823
Furniture and fixtures                                      1,798           1,390
Data processing                                             1,143           1,053
Communications                                              1,076             806
Advertising                                                   979             670
Loan and collection                                           956             747
Legal and professional                                        791             289
Amortization of intangible assets                             693             452
Supplies                                                      610             444
Other                                                       2,263           1,885
                                                          -------         -------
      Total non-interest expense                          $26,026         $20,658
                                                          =======         =======

The increase in compensation and benefits in 2005 compared to 2004 is primarily attributable to an increased number of employees resulting from acquisitions and the addition of new branch and loan production offices as well as to merit pay increases and increases in certain employee benefit costs such as health care insurance. Performance based compensation and benefits increased in 2005 compared to 2004 due primarily to an increased funding level for our employee stock ownership plan and higher incentive compensation.

We maintain performance-based compensation plans. In addition to commissions and cash incentive awards, such plans include employee stock ownership and employee stock option plans. In December 2004 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS #123R) (See note #11 of Notes to Interim Consolidated Financial Statements). In general this accounting pronouncement requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Originally this new requirement would have applied to us beginning on July 1, 2005, however the Securities and Exchange Commission recently extended the date to January 1, 2006.

Occupancy, furniture and fixtures, data processing, communications and supplies expenses all generally increased in 2005 compared to 2004 as a result of the growth of the organization through acquisitions and the opening of new branch and loan production offices. The increase in amortization of intangible assets is also a result of acquisitions.

The increases in loan and collection expense reflects costs associated with holding or disposal of other real estate and collection costs associated with increases in the level of non-performing loans.

Legal and professional expenses in 2005 include a $0.1 million increase in audit related costs and $0.2 million in costs related to the Mepco investigation (see "Litigation Matters" below).

INCOME TAX EXPENSE Our federal income tax expense has generally increased commensurate with our increase in pre-tax earnings. Our actual federal income tax expense is lower than the amount computed by applying our statutory federal income tax rate to our pre-tax earnings primarily due to tax-exempt interest income. Our effective tax rate was 27.6% and 25.6% during the first three months of 2005 and 2004, respectively.

                                  ACQUISITIONS

On July 1, 2004, we completed the acquisition of North. We issued 345,391 shares of common stock to the North shareholders. 2005 includes the results of North's operations. At the time of acquisition, North had total assets of $155.1 million, total loans of $103.6 million, total deposits of $123.8 million and total stockholders' equity of $3.3 million. We recorded purchase accounting adjustments related to the North acquisition including recording goodwill of $2.8 million and establishing a core deposit intangible of $2.2 million.

On May 31, 2004, we completed the acquisition of Midwest. We issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. 2005 includes the results of Midwest's operations. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders' equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.0 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million.

On April 15, 2003, we completed the acquisition of Mepco, a 40-year old Chicago-based company, that specializes in financing insurance premiums for businesses and providing payment plans to consumers for the purchase of vehicle service contracts.

                          CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated real estate mortgage servicing rights, derivative financial instruments, income taxes and goodwill are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.

We are required to assess our investment securities for "other than temporary impairment" on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first quarter of 2005 resulted in recording a $0.3 million impairment charge for other than temporary impairment on various investment securities within our portfolio (we had no such impairment charge during the first quarter of 2004). Currently the accounting profession (FASB) is considering the meaning of other than temporary impairment with respect to debt securities and has delayed the effective date of certain portions of a recent accounting pronouncement (see note #11 of Notes to Interim Consolidated Financial Statements). We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.

Our methodology for determining the allowance and related provision for loan losses is described above in "Financial Condition - Portfolio Loans and asset quality." In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we have recorded in the most recent quarter.

At March 31, 2005 we had approximately $12.3 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At March 31, 2005 we had approximately $348 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. The fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately $3.8 million at March 31, 2005.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2004 we had recorded a net deferred tax asset of $8.7 million, which included a net operating loss carryforward of $6.8 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.

At March 31, 2005 we had recorded $53.7 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the 2004 acquisitions of Midwest and North, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

                               LITIGATION MATTERS

In May 2004, we received an unsolicited anonymous letter regarding certain business practices at Mepco, which was acquired in April 2003 and is now a wholly-owned subsidiary of Independent Bank. We processed this letter in compliance with our Policy Regarding the Resolution of Reports on the Company's Accounting, Internal Controls and Other Business Practices. Under the direction of our Audit Committee, special legal counsel was engaged to investigate the matters raised in the anonymous letter. This investigation was completed during the first quarter of 2005 and we have determined that any amounts or issues relating to the period after our April 2003 acquisition of Mepco were not significant.

The potential amount of liability related to periods prior to our April 2003 acquisition date has been determined to not exceed approximately $5 million. This potential liability primarily encompasses funds that may be due to former customers of Mepco related to loan overpayments or unclaimed funds that may be subject to escheatment. Prior to our acquisition, Mepco had erroneously recorded these amounts as revenue over a period of several years. The final liability may, however, be less, depending on the facts related to each loan account, the application of the law to those facts and the applicable state escheatment requirements for unclaimed funds. In the second quarter of 2004 we recorded a liability of $2.7 million with a corresponding charge to earnings (included in non-interest expenses) for potential amounts due to third parties (either former loan customers or to states for the escheatment of unclaimed funds).

On September 30, 2004 we entered into an escrow agreement with the primary former shareholders of Mepco. This escrow agreement was entered into for the sole purpose of funding any obligations beyond the $2.7 million amount that we already had accrued. The escrow agreement gives us the right to have all or a portion of the escrow account distributed to us from time to time if the aggregate amount that we (together with any of our affiliates including Mepco) are required to pay to any third parties as a result of the matters being investigated exceeds $2.7 million. At March 31, 2005, the escrow account contained 90,766 shares of Independent Bank Corporation common stock (deposited by the primary former shareholders of Mepco) having an aggregate market value at that date of approximately $2.6 million. The escrow agreement contains provisions that require the addition or distribution of shares of Independent Bank Corporation common stock if the total market value of such stock in the escrow account falls below $2.25 million or rises above $2.75 million. As a result of the aforementioned escrow agreement as well as the $2.7 million accrual established in the second quarter of 2004, we do not expect any future liabilities (other than ongoing litigation costs) related to the Mepco investigation.

The terms of the agreement under which we acquired Mepco, obligates the former shareholders of Mepco to indemnify us for existing and resulting damages and liabilities from pre-acquisition activities at Mepco. On April 12, 2005, we filed a Notice of Indemnification Claims with the former shareholders of Mepco. In the notice, we requested the payment of all accrued and incurred costs, liabilities and damages, and as permitted by the Agreement, reimbursement of all potential contingent claims. Our indemnification claims include approximately $1.0 million in costs that we have incurred to date for the above described investigation. There can be no assurance that we will successfully prevail with respect to these claims.

On March 23, 2005 Edward M. Walder and Paul M. Walder (collectively the "Walders") filed suit against Independent Bank Corporation and Mepco in the Circuit Court of Cook County, Illinois. In general, the suit alleges various breaches of the merger agreement between Independent Bank Corporation and Mepco, the employment agreements with the Walders and the above mentioned escrow agreement. The suit seeks unspecified damages and rescission of the merger agreement, covenants not to compete and the escrow agreement. We believe that the suit filed by the Walders is without merit and intend to vigorously defend this matter.

We are also involved in various other litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operations.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2004.

Item 4.

                             CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.
      With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the period ended March 31, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)   Changes in Internal Controls.
      During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities

        The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2005, pursuant to our share repurchase plan:

                                                                                           Remaining
                                                                    Total Number of        Number of
                                                                    Shares Purchased        Shares
                                                                      as Part of a      Authorized for
                         Total Number of         Average Price          Publicly        Purchase Under
  Period               Shares Purchased(1)      Paid Per Share     Announced Plan(2)       the Plan
-------------          -------------------      --------------     -----------------    --------------
January 2005                  260                  $30.77
February 2005
March 2005                    975                   28.77
                            -----                  ------                                  -------
  Total                     1,235                  $29.19                                  748,765
                            =====                  ======                                  =======

      (1)Represents shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

      (2)Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2005.

Item 6. Exhibits

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

Date May 4, 2005                    By /s/ Robert N. Shuster
                                       --------------------------------------
                                       Robert N. Shuster, Principal Financial
                                               Officer

Date May 4, 2005                    By /s/ James J. Twarozynski
                                      ----------------------------------------
                                       James J. Twarozynski, Principal
                                                Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
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