Form 10-Q
period 2005-06-30
INDEPENDENT BANK CORP /MI/
filed 2005-08-05
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

Commission file number 0-7818

                          INDEPENDENT BANK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Michigan                         38-2032782
---------------------------------------    -------------------------------------
    (State or jurisdiction of                 (I.R.S. Employer Identification
    Incorporation or Organization)             Number)

            230 West Main Street, P.O. Box 491, Ionia, Michigan 48846
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                          (616) 527-9450 (Registrant's
                          ----------------------------
                     telephone number, including area code)

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

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes [X]    No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, par value $1                          21,183,185
----------------------------------       ---------------------------------------
              Class                           Outstanding at August 5, 2005

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                            Number(s)
                                                                            ---------
PART I -     Financial Information

Item 1.      Consolidated Statements of Financial Condition
               June 30, 2005 and December 31, 2004                                2
             Consolidated Statements of Operations
               Three- and Six-month periods ended June 30, 2005 and 2004          3
             Consolidated Statements of Cash Flows
               Six-month periods ended June 30, 2005 and 2004                     4
             Consolidated Statements of Shareholders' Equity
               Six-month periods ended June 30, 2005 and 2004                     5
             Notes to Interim Consolidated Financial Statements                6-18
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            19-39
Item 3.      Quantitative and Qualitative Disclosures about Market Risk          40
Item 4.      Controls and Procedures                                             40

PART II -    Other Information

Item 2.      Unregistered sales of equity securities and use of proceeds         41
Item 4.      Submission of Matters to a Vote of Security Holders                 41
Item 6.      Exhibits                                                            42

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

Part I
Item 1.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                          June 30,      December 31,
                                                                            2005            2004
                                                                       -------------    ------------
                                                                                (unaudited)
                                                                       -----------------------------
                                                                               (in thousands)
Assets
Cash and due from banks                                                $      74,950    $     72,815
Securities available for sale                                                530,182         550,908
Federal Home Loan Bank stock, at cost                                         17,322          17,322
Loans held for sale                                                           40,856          38,756
Loans
  Commercial                                                                 964,410         931,251
  Real estate mortgage                                                       813,640         773,609
  Installment                                                                275,274         266,042
  Finance receivables                                                        346,371         254,388
                                                                       -------------    ------------
       Total Loans                                                         2,399,695       2,225,290
  Allowance for loan losses                                                  (25,720)        (24,737)
                                                                       -------------    ------------
       Net Loans                                                           2,373,975       2,200,553
Property and equipment, net                                                   59,150          56,569
Bank owned life insurance                                                     38,676          38,337
Goodwill                                                                      53,835          53,354
Other intangibles                                                             12,116          13,503
Accrued income and other assets                                               52,086          51,910
                                                                       -------------    ------------
       Total Assets                                                    $   3,253,148    $  3,094,027
                                                                       =============    ============
Liabilities and Shareholders' Equity
Deposits
  Non-interest bearing                                                 $     294,613    $    287,672
  Savings and NOW                                                            849,898         849,110
  Time                                                                     1,209,462       1,040,165
                                                                       -------------    ------------
       Total Deposits                                                      2,353,973       2,176,947
Federal funds purchased                                                      143,815         117,552
Other borrowings                                                             355,054         405,386
Subordinated debentures                                                       64,197          64,197
Financed premiums payable                                                     38,847          48,160
Accrued expenses and other liabilities                                        53,184          51,493
                                                                       -------------    ------------
       Total Liabilities                                                   3,009,070       2,863,735
                                                                       -------------    ------------
Shareholders' Equity
  Preferred stock, no par value -- 200,000 shares authorized; none outstanding
  Common stock, $1.00 par value -- 30,000,000 shares authorized;
    issued and outstanding:  21,180,292 shares at June 30, 2005
    and 21,194,651 shares at December 31, 2004                                21,180          21,195
  Capital surplus                                                            157,444         158,797
  Retained earnings                                                           57,148          41,795
  Accumulated other comprehensive income                                       8,306           8,505
                                                                       -------------    ------------
       Total Shareholders' Equity                                            244,078         230,292
                                                                       -------------    ------------
       Total Liabilities and Shareholders' Equity                      $   3,253,148    $  3,094,027
                                                                       =============    ============

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                 2005         2004          2005          2004
                                                             -----------  ------------  ------------  -----------
                                                                    (unaudited)                (unaudited)
                                                             -------------------------  -------------------------
                                                                   (in thousands, except per share amounts)
Interest Income
  Interest and fees on loans                                 $    43,985  $     32,321  $     85,170  $    62,447
  Securities available for sale
    Taxable                                                        3,561         2,997         7,253        6,091
    Tax-exempt                                                     2,736         2,246         5,304        4,475
  Other investments                                                  123           168           335          334
                                                             -----------  ------------  ------------  -----------
       Total Interest Income                                      50,405        37,732        98,062       73,347
                                                             -----------  ------------  ------------  -----------
Interest Expense
  Deposits                                                        10,664         6,018        19,838       12,220
  Other borrowings                                                 5,307         3,966        10,269        8,004
                                                             -----------  ------------  ------------  -----------
       Total Interest Expense                                     15,971         9,984        30,107       20,224
                                                             -----------  ------------  ------------  -----------
       Net Interest Income                                        34,434        27,748        67,955       53,123
Provision for loan losses                                          2,528           709         4,134        1,510
                                                             -----------  ------------  ------------  -----------
       Net Interest Income After Provision for Loan Losses        31,906        27,039        63,821       51,613
                                                             -----------  ------------  ------------  -----------
Non-interest Income
  Service charges on deposit accounts                              4,958         4,258         9,000        7,899
  Net gains on asset sales
    Real estate mortgage loans                                     1,307         2,163         2,695        3,222
    Securities                                                     1,283             2         1,251          495
  Title insurance fees                                               468           539           965        1,083
  Manufactured home loan origination fees                            337           320           611          609
  VISA check card interchange income                                 685           492         1,307          908
  Real estate mortgage loan servicing                                174         1,765         1,238        1,081
  Other income                                                     1,958         1,729         3,828        3,408
                                                             -----------  ------------  ------------  -----------
       Total Non-interest Income                                  11,170        11,268        20,895       18,705
                                                             -----------  ------------  ------------  -----------
Non-interest Expense
  Compensation and employee benefits                              13,177        11,854        26,656       22,953
  Occupancy, net                                                   2,103         1,814         4,341        3,637
  Furniture and fixtures                                           1,715         1,475         3,513        2,865
  Other expenses                                                   9,011        11,084        17,522       17,430
                                                             -----------  ------------  ------------  -----------
       Total Non-interest Expense                                 26,006        26,227        52,032       46,885
                                                             -----------  ------------  ------------  -----------
           Income Before Income Tax                               17,070        12,080        32,684       23,433
Income tax expense                                                 4,944         3,097         9,257        6,007
                                                             -----------  ------------  ------------  -----------
       Net Income                                            $    12,126  $      8,983  $     23,427  $    17,426
                                                             ===========  ============  ============  ===========
Net Income Per Share
  Basic                                                      $       .57  $        .45  $       1.10  $       .88
  Diluted                                                            .56           .44          1.08          .86
Dividends Per Common Share
  Declared                                                   $       .19           .16           .38          .32
  Paid                                                               .19           .16           .35          .32

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                              2005           2004
                                                                                         -------------   ------------
                                                                                                  (unaudited)
                                                                                         ----------------------------
                                                                                                 (in thousands)
Net Income                                                                               $      23,427   $     17,426
                                                                                         -------------   ------------
Adjustments to Reconcile Net Income
  to Net Cash from Operating Activities
    Proceeds from sales of loans held for sale                                                 186,568        209,852
    Disbursements for loans held for sale                                                     (185,973)      (210,657)
    Provision for loan losses                                                                    4,134          1,510
    Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                                                         (6,010)          (343)
    Net gains on sales of real estate mortgage loans                                            (2,695)        (3,222)
    Net gains on securities                                                                     (1,251)          (495)
    Write-off of uncompleted software                                                                             977
    Deferred loan fees                                                                            (490)          (400)
    Increase in accrued income and other assets                                                 (1,049)        (2,665)
    Increase in accrued expenses and other liabilities                                           2,680          8,985
    Increase (decrease) in financed premiums payable                                            (9,313)        10,701
                                                                                         -------------   ------------
                                                                                               (13,399)        14,243
                                                                                         -------------   ------------
    Net Cash from Operating Activities                                                          10,028         31,669
                                                                                         -------------   ------------

Cash Flow used in Investing Activities
  Proceeds from the sale of securities available for sale                                       35,970         15,077
  Proceeds from the maturity of securities available for sale                                    5,104          5,357
  Principal payments received on securities available for sale                                  29,267         25,428
  Purchases of securities available for sale                                                   (48,741)       (59,187)
  Principal payments on portfolio loans purchased                                                  998          2,687
  Portfolio loans originated, net of principal payments                                       (167,227)      (124,890)
  Acquisition of business, less cash received                                                                  (8,600)
  Capital expenditures                                                                          (6,045)        (6,509)
                                                                                         -------------   ------------
  Net Cash used in Investing Activities                                                       (150,674)      (150,637)
                                                                                         -------------   ------------
Cash Flow from Financing Activities
  Net increase in total deposits                                                               177,026         65,162
  Net increase in short-term borrowings                                                         20,010         51,503
  Proceeds from Federal Home Loan Bank advances                                                310,750        256,100
  Payments of Federal Home Loan Bank advances                                                 (355,829)      (229,515)
  Retirement of long term debt                                                                   1,000
  Dividends paid                                                                                (7,241)        (5,901)
  Proceeds from issuance of common stock                                                         1,138          2,662
  Repurchase of common stock                                                                    (4,073)        (2,002)
                                                                                         -------------   ------------
  Net Cash from Financing Activities                                                           142,781        138,009
                                                                                         -------------   ------------
  Net Increase in Cash and Cash Equivalents                                                      2,135         19,041
Cash and Cash Equivalents at Beginning of Period                                                72,815         61,741
                                                                                         -------------   ------------
Cash and Cash Equivalents at End of Period                                               $      74,950   $     80,782
                                                                                         =============   ============

Cash paid during the period for
  Interest                                                                               $      27,786   $     20,207
  Income taxes                                                                                   8,124          1,203
Transfer of loans to other real estate                                                           2,071          1,674

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                                   Six months ended
                                                                        June 30,
                                                                   2005         2004
                                                                ----------   ----------
                                                                      (unaudited)
                                                                -----------------------
                                                                     (in thousands)
Balance at beginning of period                                  $  230,292   $  162,216
  Net income                                                        23,427       17,426
  Cash dividends declared                                           (8,074)      (6,473)
  Issuance of common stock                                           2,705       32,146
  Repurchase of common stock                                        (4,073)      (2,002)
  Net change in accumulated other comprehensive
   income, net of related tax effect (note 4)                         (199)      (3,079)
                                                                ----------   ----------
Balance at end of period                                        $  244,078   $  200,234
                                                                ==========   ==========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2005 and December 31, 2004, and the results of operations for the three and six-month periods ended June 30, 2005 and 2004. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2004 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $27.5 million at June 30, 2005, and $15.1 million at December 31, 2004. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. The provision for income taxes represents federal and state income tax expense calculated using annualized rates on taxable income generated during the respective periods.

4. Comprehensive income for the three- and six-month periods ended June 30 follows:

                                        Three months ended      Six months ended
                                              June 30,              June 30,
                                         2005         2004      2005         2004
                                       --------     --------  --------     --------
                                                      (in thousands)
Net income                             $ 12,126     $  8,983  $ 23,427     $ 17,426
Net change in unrealized gain on
 securities available for sale,
 net of related tax effect                  909       (9,911)     (335)      (5,990)
Net change in unrealized gain
 (loss) on derivative instruments,
  net of related tax effect              (1,474)       3,414       136        2,911
                                       --------     --------  --------     --------
Comprehensive income                   $ 11,561     $  2,486  $ 23,228     $ 14,347
                                       ========     ========  ========     ========

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

                                        Three months ended      Six months ended
                                              June 30,                June 30,
                                         2005         2004      2005         2004
                                       --------     --------  --------     --------
                                                      (in thousands)
Gain reclassified into earnings        $  1,283     $      2  $  1,251     $    495
Federal income tax expense as a
  result of the reclassification of
  these amounts from comprehensive
  income                                    449                    438          173

5. Our reportable segments are based upon legal entities. We have five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Mepco Insurance Premium Financing, Inc. ("Mepco"). We evaluate performance based principally on net income of the respective reportable segments.

                                   (unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30, follows:

As of or for the three months ended June 30,

                             IB        IBWM      IBSM       IBEM      Mepco   Other(1)  Elimination    Total
                         ----------  --------  ---------  --------  --------  --------  -----------  ----------
                                                 (in thousands)
2005
  Total assets           $1,015,442  $705,836  $ 467,884  $689,545  $374,942  $331,466  $   331,967  $3,253,148
  Interest income            15,628     9,871      6,473     9,879     8,600         8           54      50,405
  Net interest income        10,812     7,408      4,255     7,281     6,107    (1,415)          14      34,434
  Provision for loan
   losses                     1,076       745        218       302       187                              2,528
  Income (loss) before
   income tax                 9,398     3,874      2,534     2,849     3,684      (319)       4,950      17,070
  Net income (loss)           6,694     2,717      1,920     2,128     2,244      (268)       3,309      12,126

2004
  Total assets           $1,036,799  $476,847  $ 386,109  $661,253  $220,265  $278,605  $   281,219  $2,778,659
  Interest income            14,797     7,017      4,939     6,089     4,873        21            4      37,732
  Net interest income        10,690     5,766      3,456     4,718     4,210    (1,092)                  27,748
  Provision for loan
   losses                       359        64        142       160       (16)                               709
  Income (loss) before
   income tax                 6,843     4,586      2,182     1,594    (1,642)   (1,324)         159      12,080
  Net income (loss)           4,982     3,201      1,600     1,282    (1,033)     (890)         159       8,983

As of or for the six months ended June 30,

                             IB        IBWM      IBSM       IBEM      Mepco   Other(1)  Elimination    Total
                         ----------  --------  ---------  --------  --------  --------  -----------  ----------
                                                 (in thousands)
2005
  Total assets           $1,015,442  $705,836  $ 467,884  $689,545  $374,942  $331,466  $   331,967  $3,253,148
  Interest income            32,751    17,429     12,310    19,256    16,371        13           68      98,062
  Net interest income        23,078    13,135      8,195    14,389    11,998    (2,826)          14      67,955
  Provision for loan
   losses                       714       839      1,498       620       463                              4,134
  Income (loss) before
   income tax                16,798     7,396      3,605     5,477     7,123    (2,613)       5,102      32,684
  Net income (loss)          12,050     5,227      2,871     4,108     4,291    (1,659)       3,461      23,427

2004
  Total assets           $1,036,799  $476,847  $ 386,109  $661,253  $220,265  $278,605  $   281,219  $2,778,659
  Interest income            29,604    13,827      9,778    10,950     9,172        25            9      73,347
  Net interest income        21,023    11,035      6,835     8,364     8,028    (2,162)                  53,123
  Provision for loan
   losses                       712       212        246       200       140                              1,510
  Income (loss) before
   income tax                11,633     7,670      3,990     3,043        48    (2,597)         354      23,433
  Net income (loss)           8,654     5,434      2,957     2,461        (1)   (1,725)         354      17,426

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

6. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.

A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

                                                     Three months         Six months
                                                        ended               ended
                                                       June 30,            June 30,
                                                   2005      2004      2005      2004
                                                 --------  --------  --------  --------
                                                (in thousands, except per share amounts)
Net income                                       $ 12,126  $  8,983  $ 23,427  $ 17,426
                                                 ========  ========  ========  ========

Weighted-average shares outstanding                21,201    20,029    21,215    19,797
  Effect of stock options                             343       359       370       397
  Stock units for deferred compensation plan
    for non- employee directors                        45        44        46        45
                                                 --------  --------  --------  --------
         Weighted-average shares outstanding
          for calculation of diluted earnings
          per share                                21,589    20,432    21,631    20,239
                                                 ========  ========  ========  ========
Net income per share
  Basic                                          $    .57  $    .45  $   1.10  $    .88
  Diluted                                             .56       .44      1.08       .86

Weighted average stock options outstanding that were anti-dilutive totaled 0.2 million and 0.3 million for the three-months ended June 30, 2005 and 2004, respectively. During the six-month periods ended June 30, 2005 and 2004, weighted-average anti-dilutive stock options totaled 0.1 million and 0.2 million respectively.

On July 19, 2005 the board of directors declared a 5% common stock dividend payable September 30, 2005 to shareholders of record on September 6, 2005. Per share data has not been restated for this dividend.

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

                                   (unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                  June 30, 2005
                                                                     Average
                                                          Notional   Maturity    Fair
                                                           Amount    (years)    Value
                                                          --------   --------   ------
                                                              (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap
agreements                                                $275,659        3.7   $ (213)
                                                          ========        ===   ======

Cash Flow Hedge - pay fixed interest-rate
 swap agreements                                          $340,500        1.6   $1,549
                                                          ========        ===   ======

No hedge designation
  Pay fixed interest-rate swap
   agreements                                             $ 10,000        0.5   $   69
  Pay variable interest-rate swap
   agreements                                               65,000        0.4     (127)
  Rate-lock real estate mortgage loan
   commitments                                              24,392        0.1      157
  Mandatory commitments to sell real estate
   mortgage loans                                           64,801        0.1     (118)
                                                          --------        ---   ------
    Total                                                 $164,193        0.2   $  (19)
                                                          ========        ===   ======

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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.9 million, net of tax, of unrealized gains on Cash Flow Hedges at June 30, 2005 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2005 is 6.9 years.

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

                                   (unaudited)

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

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 is as follows:

                                                              Income (Expense)
                                               ------------------------------------------
                                                                   Other
                                                               Comprehensive
                                               Net Income         Income           Total
                                               ----------      -------------      -------
                                                               (in thousands)
Change in fair value during the three-
  month period ended June 30, 2005

  Interest-rate swap agreements
    not designated as hedges                   $      (18)                        $   (18)
  Rate Lock Commitments                              (281)                           (281)
  Mandatory Commitments                              (294)                           (294)
  Ineffectiveness of cash flow hedges                  12                              12
  Cash flow hedges                                             $      (2,299)      (2,299)
  Reclassification adjustment                                             32           32
                                               ----------      -------------      -------
    Total                                            (581)            (2,267)      (2,848)
  Income tax                                         (203)              (793)        (996)
                                               ----------      -------------      -------
    Net                                        $     (378)     $      (1,474)     $(1,852)
                                               ==========      =============      =======

                                                              Income (Expense)
                                               ------------------------------------------
                                                                   Other
                                                               Comprehensive
                                               Net Income         Income           Total
                                               ----------      -------------      -------
                                                               (in thousands)
Change in fair value during the six-
  month period ended June 30, 2005

  Interest-rate swap agreements
    not designated as hedges                   $      (76)                        $   (76)
  Rate Lock Commitments                                65                              65
  Mandatory Commitments                               (58)                            (58)
  Ineffectiveness of cash flow hedges                   6                               6
  Cash flow hedges                                             $         477          477
  Reclassification adjustment                                           (267)        (267)
                                               ----------      -------------      -------
    Total                                             (63)               210          147
  Income tax                                          (22)                74           52
                                               ----------      -------------      -------
    Net                                        $      (41)     $         136      $    95
                                               ==========      =============      =======

                                   (unaudited)

                                                              Income (Expense)
                                               ------------------------------------------
                                                                   Other
                                                               Comprehensive
                                               Net Income         Income           Total
                                               ----------      -------------      -------
                                                               (in thousands)
Change in fair value during the three-
  month period ended June 30, 2004

  Interest-rate swap agreements
    not designated as hedges                   $      134                         $   134
  Rate Lock Commitments                               126                             126
  Mandatory Commitments                              (438)                           (438)
  Ineffectiveness of cash flow hedges                 (13)                            (13)
  Cash flow hedges                                             $       3,909        3,909
  Reclassification adjustment                                          1,342        1,342
                                               ----------      -------------      -------
    Total                                            (191)             5,251        5,060
  Income tax                                          (66)             1,837        1,771
                                               ----------      -------------      -------
    Net                                        $     (125)     $       3,414      $ 3,289
                                               ==========      =============      =======

                                                              Income (Expense)
                                               ------------------------------------------
                                                                   Other
                                                               Comprehensive
                                               Net Income         Income           Total
                                               ----------      -------------      -------
                                                               (in thousands)
Change in fair value during the six-
  month period ended June 30, 2004

  Interest-rate swap agreements
    not designated as hedges                   $       86                         $    86
  Rate Lock Commitments                               178                             178
  Mandatory Commitments                              (275)                           (275)
  Ineffectiveness of cash flow hedges                   2                               2
  Cash flow hedges                                             $       1,746        1,746
  Reclassification adjustment                                          2,732        2,732
                                               ----------      -------------      -------
    Total                                              (9)             4,478        4,469
  Income tax                                           (3)             1,567        1,564
                                               ----------      -------------      -------
    Net                                        $       (6)     $       2,911      $ 2,905
                                               ==========      =============      =======

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

Intangible assets, net of amortization, were comprised of the following at June 30, 2005 and December 31, 2004:

                                      June 30, 2005             December 31, 2004
                                 ------------------------   ------------------------
                                  Gross                      Gross
                                 Carrying    Accumulated    Carrying    Accumulated
                                  Amount     Amortization    Amount     Amortization
                                 --------    ------------   --------    ------------
                                             (dollars in thousands)
Amortized intangible assets
   Core deposit                  $ 20,545    $     10,697   $ 20,545    $      9,685
   Customer relationship            2,604           1,477      2,604           1,254
   Covenants not to compete         1,520             379      1,520             227
                                 --------    ------------   --------    ------------
      Total                      $ 24,669    $     12,553   $ 24,669    $     11,166
                                 ========    ============   ========    ============

Unamortized intangible assets -
    Goodwill                     $ 53,835    $     53,354
                                 ========    ============

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of June 30, 2005.

Amortization of intangibles, has been estimated through 2010 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                (dollars in thousands)
                                                ----------------------
Six months ended December 31, 2005                  $      1,387
Year ending December 31:
     2006                                                  2,572
     2007                                                  2,382
     2008                                                  2,061
     2009                                                    966
     2010 and thereafter                                   2,748
                                                    ------------
          Total                                     $     12,116
                                                    ============

                                   (unaudited)

Changes in the carrying amount of goodwill and amortizing intangibles by reporting segment for the six months ended June 30, 2005 were as follows:

                                           IB           IBWM     IBSM      IBEM       Mepco        Other(1)      Total
                                        --------      --------  -------  --------  ----------     --------      -------
                                                                (dollars in thousands)
Goodwill
  Balance, December 31, 2004            $  9,702      $     32           $ 23,205  $   20,035     $    380      $53,354
  Goodwill adjustment during period         (142)(2)                                      660(4)       (37)(3)      481
                                        --------      --------  -------  --------  ----------     --------      -------
  Balance, June 30, 2005                $  9,560      $     32           $ 23,205  $   20,695     $    343      $53,835
                                        ========      ========  =======  ========  ==========     ========      =======

Core Deposit Intangible, net
  Balance, December 31, 2004            $  2,540      $     69  $   467  $  7,727                 $     57      $10,860
  Amortization                              (237)          (10)     (72)     (685)                      (8)      (1,012)
                                        --------      --------  -------  --------  ----------     --------      -------
  Balance, June 30, 2005                $  2,303      $     59  $   395  $  7,042                 $     49      $ 9,848
                                        ========      ========  =======  ========  ==========     ========      =======

Customer Relationship Intangible,
 net
  Balance, December 31, 2004                                                       $    1,350                   $ 1,350
  Amortization                                                                           (223)                     (223)
                                        --------      --------  -------  --------  ----------     --------      -------
  Balance, June 30, 2005                                                           $    1,127                   $ 1,127
                                        ========      ========  =======  ========  ==========     ========      =======

Covenants not to compete, net
  Balance, December 31, 2004                                             $  1,148  $      145                   $ 1,293
  Amortization                                                               (130)        (22)                     (152)
                                        --------      --------  -------  --------  ----------     --------      -------
  Balance, June 30, 2005                                                 $  1,018  $      123                   $ 1,141
                                        ========      ========  =======  ========  ==========     ========      =======

(1) Includes items relating to the Registrant and certain insignificant operations.

(2) Goodwill associated with the acquisition of North. See footnote #10.

(3) Goodwill associated with the acquisition of Midwest. See footnote #10.

(4) Goodwill associated with contingent consideration accrued pursuant to an earnout.

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

The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained:

                                                   Three months ended      Six months ended
                                                         June 30,               June 30,
                                                    2005        2004       2005        2004
                                                   ------      ------     ------      ------
Expected dividend yield                              2.75%       2.46%      2.57%       2.37%
Risk-free interest rate                              4.24        4.41       4.20        4.26
Expected life (in years)                             9.76        9.75       9.73        9.65
Expected volatility                                 32.06%      32.23%     32.02%      32.54%
Per share weighted-average fair value              $ 9.76      $10.10     $ 9.73      $10.57

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

                                                   Three months ended      Six months ended
                                                         June 30,               June 30,
                                                  -------     -------    -------     -------
                                                   2005        2004        2005       2004
                                                    (in thousands except per share amounts)
Net income - as reported                          $12,126     $ 8,983    $23,427     $17,426
  Stock based compensation expense determined
   under fair value based method, net of
   related tax effect                                (964)       (624)    (1,626)     (1,128)
                                                  -------     -------    -------     -------
    Pro-forma net income                          $11,162     $ 8,359    $21,801     $16,298
                                                  =======     =======    =======     =======
Income per share
  Basic
    As reported                                   $   .57     $   .45    $  1.10     $   .88
    Pro-forma                                         .53         .42       1.03         .82
  Diluted
    As reported                                   $   .56     $   .44    $  1.08     $   .86
    Pro-forma                                         .52         .41       1.01         .81

10. On May 31, 2004, we completed our acquisition of Midwest Guaranty Bancorp, Inc. ("Midwest") with the purpose of expanding our presence in southeastern Michigan. Midwest was a closely held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. Our results include Midwest's operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders' equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.0 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million. The core deposit intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years.

                                   (unaudited)

The following is a condensed balance sheet of Midwest at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

                                                 (in thousands)
Cash and equivalents                               $   8,390
Securities                                            19,557
Loans, net                                           201,476
Property and equipment                                 5,674
Intangible assets                                      6,219
Goodwill                                              23,037
Other assets                                           1,861
                                                   ---------
     Total assets acquired                           266,214
                                                   ---------

Deposits                                             199,123
Borrowings                                            12,314
Other liabilities                                     10,663
                                                   ---------
     Total liabilities assumed                       222,100
                                                   ---------
     Net assets acquired                           $  44,114
                                                   =========

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

The following is a condensed balance sheet of North at our date of acquisition adjusted for updated information related to the fair value of assets acquired and liabilities assumed:

                                                 (in thousands)
Cash and equivalents                               $  21,505
Securities                                            26,418
Loans, net                                            97,573
Property and equipment                                 2,318
Intangible assets                                      2,240
Goodwill                                               2,807
Other assets                                           9,440
                                                   ---------
     Total assets acquired                           162,301
                                                   ---------

Deposits                                             124,088
Borrowings                                            22,039
Other liabilities                                      7,401
                                                   ---------
     Total liabilities assumed                       153,528
                                                   ---------
     Net assets acquired                           $   8,773
                                                   =========

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

                                   (unaudited)

In 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The recognition and measurement guidance in EITF 03-1 should be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statement of Financial Accounting Standards No. 115, "Accounting in Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations". The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. On September 15, 2004, the FASB staff proposed two FASB Staff Positions ("FSP"). The first, proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,'" would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also were not affected by the two proposed FSPs. On June 29, 2005 the FASB staff was directed to issue proposed FSP EITF Issue 03-1-a. The final FSB will supercede EITF Issue No. 03-1 and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSB (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"), will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later that when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005.

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

12. The results of operations for the three- and six-month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

2005 results include the operations of Midwest, which was acquired on May 31, 2004, and North, which was acquired on July 1, 2004. Second quarter 2004 results only include the operations of Midwest subsequent to May 31, 2004.

                               FINANCIAL CONDITION

SUMMARY Our total assets increased $159.1 million during the first six months of 2005. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.400 billion at June 30, 2005, an increase of $174.4 million from December 31, 2004. This was primarily due to growth in commercial loans, real estate mortgage loans and finance receivables. (See "Portfolio loans and asset quality.")

Deposits totaled $2.354 billion at June 30, 2005, compared to $2.177 billion at December 31, 2004. The $177.0 million increase in total deposits during the period principally reflects an increase in time deposits. Other borrowings totaled $355.1 million at June 30, 2005, a decrease of $50.3 million from December 31, 2004. This was primarily attributable to the payoff of maturing borrowings with funds from brokered certificates of deposit ("Brokered CD's").

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

SECURITIES

                                                           Unrealized
                                                    --------------------------
                                      Amortized                                    Fair
                                         Cost        Gains              Losses     Value
                                      ---------     -------             ------    --------
                                                           (in thousands)
Securities available for sale
    June 30, 2005                     $ 518,952     $14,297             $3,067    $530,182
    December 31, 2004                   539,162      13,448              1,702     550,908

Securities available for sale declined modestly during the first six months of 2005 as strong loan growth supplanted the need for any significant purchases of new investment securities. Generally we cannot earn the same interest-rate spread on securities as we can on loans. As a result, offsetting slow loan growth with purchases of securities will tend to erode some of our profitability measures, including our return on assets.

At June 30, 2005 and December 31, 2004, we had $18.4 million and $23.6 million, respectively, of asset-backed securities included in securities available for sale. Approximately 97% of our asset-backed securities at June 30, 2005 are backed by mobile home loans (compared to 87% at December 31, 2004). All of our asset-backed securities are rated as investment grade (by the major rating agencies) except for one mobile home loan asset-backed security with a book value of $2.5 million at June 30, 2005 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charge on this security in the second quarter of 2005 but during the first quarter of 2005 we recorded an impairment charge of $0.2 million due primarily to some further credit related deterioration on the underlying mobile home loan collateral (we also recorded impairment charges on this security totaling $0.2 million in
2004). We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. During the second quarter of 2005 we recorded an additional $0.1 million impairment charge on Fannie Mae and Freddie Mac preferred securities (we also recorded impairment charges on Fannie Mae and Freddie Mac preferred securities of $0.1 million and $1.4 million during the first quarter of 2005 and during all of 2004, respectively). At June 30, 2005, we had a remaining book balance of $26.4 million in Fannie Mae and Freddie Mac preferred securities. The FASB is considering certain clarifications related to the assessment of other than temporary impairment on investment securities as well as other related accounting matters (See note #11 of Notes to Interim Consolidated Financial Statements).

Sales of securities available for sale were as follows (See "Non-interest income."):

                            Three months ended               Six months ended
                                 June 30,                        June 30,
                            2005          2004             2005            2004
                           -------       -------          -------         -------
                                              (in thousands)
Proceeds                   $28,094       $ 1,965          $35,970         $15,077
                           =======       =======          =======         =======
Gross gains                $ 1,533       $     3          $ 2,032         $   622
Gross losses                   119             1              398             127
Impairment charges             131                            383
                           -------                        -------
 Net Gains                 $ 1,283       $     2          $ 1,251         $   495
                           =======       =======          =======         =======

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

We generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.") During the first six months of 2005 our balance of real estate mortgage loans held in portfolio increased by $40.0 million.

The $33.2 million increase in commercial loans during the six months ended June 30, 2005, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $346.4 million of finance receivables at June 30, 2005 are comprised principally of loans to businesses to finance insurance premiums and payment plans offered to individuals to finance extended automobile warranties. The growth in this category of loans is primarily due to the geographic expansion of Mepco's lending activities and the addition of sales staff to call on insurance agencies and automobile warranty administrators.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

NON-PERFORMING ASSETS

                                                                  June 30,     December 31,
                                                                    2005          2004
                                                                 ---------     ------------
                                                                   (dollars in thousands)
Non-accrual loans                                                $  20,539     $     11,804
Loans 90 days or more past due and
  still accruing interest                                            6,725            3,123
Restructured loans                                                     221              218
                                                                 ---------     ------------
                   Total non-performing loans                       27,485           15,145
Other real estate and repossessed assets                             2,985            2,113
                                                                 ---------     ------------
                   Total non-performing assets                   $  30,470     $     17,258
                                                                 =========     ============

As a percent of Portfolio Loans
   Non-performing loans                                               1.15%            0.68%
   Allowance for loan losses                                          1.07             1.11
 Non-performing assets to total assets                                0.94             0.56
 Allowance for loan losses as a percent of
   non-performing loans                                                 94              163

The increase in the overall level of non-performing loans in the first six months of 2005 is primarily due to increases in non-performing commercial and real estate mortgage loans and finance receivables. The increase in non-performing commercial loans (to $15.9 million at June 30, 2005 from $6.5 million at December 31, 2004) is due primarily to the addition of four commercial credits with balances totaling approximately $8.0 million. One of these loans, with a balance of approximately $0.8 million, was brought current by the borrower subsequent to June 30, 2005. Two of these commercial credits (with balances totaling $6.2 million) are secured by low/moderate income apartment complexes located in the Saginaw, Michigan area. Although these two loans are seasoned credits (one loan was originated in 1996 and the other in 1999), over the past few years the occupancy rates in these complexes declined resulting in insufficient debt service coverage. We are negotiating a forbearance agreement with the borrower on these two credits and recently the occupancy rates in both apartment complexes have been increasing (although debt service coverage ratios remain inadequate). Both loans were placed on non-accrual in the second quarter of 2005 which resulted in a reversal of approximately $0.3 million in previously accrued interest income. New appraisals were just obtained on these apartment complexes. Based on an updated impairment analysis, additional specific allowances for losses were recorded at June 30, 2005 totaling $1.1 million (bringing the total specific allowances on these two credits to $1.3 million). The fourth commercial credit referred to above is a $1.0 million loan to a contractor. The loan has become past due primarily as a result of a slow down in the borrower's business. At the present time we believe this loan is adequately collateralized and therefore do not anticipate any significant loss will be incurred in relation to this credit.

We believe that the increase in non-performing real estate mortgage loans (to $6.2 million at June 30, 2005 from $4.6 million at December 31, 2004) to some degree reflects weakened economic conditions in the State of Michigan which currently has one of the highest unemployment rates in the United States. The increase in non-performing finance receivables (to $3.5 million at June 30, 2005 from $2.1 million at December 31, 2004) is due primarily to the growth of this loan portfolio and the timing of the receipt of return premiums from insurance carriers.

Other real estate and repossessed assets totaled $3.0 million and $2.1 million at June 30, 2005 and December 31, 2004, respectively. This increase is primarily a result of a rise in the level of residential homes acquired through foreclosure.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.28% on an annualized basis in the first half of 2005 compared to 0.17% in the first half of 2004. The increase in net charge-offs is primarily due to increases in the level of net charge-offs in all loan portfolio categories.

Impaired loans totaled approximately $20.3 million and $15.0 million at June 30, 2005 and 2004, respectively. At those same dates, certain impaired loans with balances of approximately $17.9 million and $9.2 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $4.5 million and $2.1 million, respectively. Our average investment in impaired loans was approximately $16.7 million and $14.4 million for the six-month periods ended June 30, 2005 and 2004, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first six months of 2005 was approximately $0.2 million compared to $0.3 million in the first six months of 2004.

ALLOWANCE FOR LOSSES ON LOANS AND UNFUNDED COMMITMENTS

                                                                  Six months ended
                                                                       June 30,
                                                          2005                           2004
                                                 -----------------------        -----------------------
                                                               Unfunded                       Unfunded
                                                  Loans      Commitments         Loans      Commitments
                                                 -------     -----------        -------     -----------
                                                                   (in thousands)
Balance at beginning of period                   $24,737        $1,846          $16,836        $  892
Additions (deduction)
  Allowance on loans acquired                                                     3,576
  Provision charged to operating expense           4,240          (106)           1,222           288
  Recoveries credited to allowance                   842                            610
  Loans charged against the allowance             (4,099)                        (2,140)
                                                 -------        ------          -------        ------
Balance at end of period                         $25,720        $1,740          $20,104        $1,180
                                                 =======        ======          =======        ======
Net loans charged against the allowance to
       average Portfolio Loans (annualized)         0.28%                          0.17%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                             June 30,           December 31,
                                                              2005                 2004
                                                             --------           ------------
                                                                    (in thousands)
Specific allocations                                         $  4,513             $ 2,874
Other adversely rated loans                                     8,232               9,395
Historical loss allocations                                     6,594               6,092
Additional allocations based on subjective factors              6,381               6,376
                                                             --------             -------
                                                             $ 25,720             $24,737
                                                             --------             -------

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

ALTERNATE SOURCES OF FUNDS

                                                     June 30,                              December 31,
                                                       2005                                     2004
                                           -------------------------------        ---------------------------------
                                                          Average                                Average
                                             Amount      Maturity     Rate          Amount       Maturity      Rate
                                           ----------    ---------    ----        ----------    ---------      ----
                                                                 (dollars in thousands)
Brokered CDs(1)                            $  759,486    2.0 years    3.11%       $  576,944    1.9 years      2.56%
Fixed rate FHLB advances(1,2)                  55,823    6.2 years    5.60            59,902    6.4 years      5.55
Variable rate FHLB advances(1)                123,000    0.4 years    3.46           164,000    0.4 years      2.32
Securities sold under agreements to
   Repurchase(1)                              165,032    0.1 years    3.25           169,810    0.2 years      2.27
Federal funds purchased                       143,815        1 day    3.48           117,552        1 day      2.44
                                           ----------    ---------    ----        ----------    ---------      ----
      Total                                $1,247,156    1.5 years    3.32%       $1,088,208    1.4 years      2.63%
                                           ==========    =========    ====        ==========    =========      ====

----------
(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2) Advances totaling $10.0 million at both June 30, 2005 and December 31, 2004, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.

Other borrowings, principally advances from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase ("Repurchase Agreements"), totaled $355.1 million at June 30, 2005, compared to $405.4 million at December 31, 2004. The $50.3 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances with funds from Brokered CD's.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management".) At June 30, 2005, we employed interest-rate swaps with an aggregate notional amount of $691.2 million. (See note #7 of Notes to Interim Consolidated Financial Statements.)

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

At June 30, 2005 we had $681.5 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD's that we expect to replace. Additionally $1.145 billion of our deposits at June 30, 2005 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

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

In March 2003, a special purpose entity, IBC Capital Finance II (the "trust") issued $1.6 million of common securities to Independent Bank Corporation and $50.6 million of trust preferred securities to the public. Independent Bank Corporation issued $52.2 million of subordinated debentures to the trust in exchange for the proceeds from the public offering. These subordinated debentures represent the sole asset of the trust. Both the common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2005, and December 31, 2004.

In connection with our acquisition of Midwest, we assumed all of the duties, warranties and obligations of Midwest as the sponsor and sole holder of the common securities of Midwest Guaranty Trust I ("MGT"). In 2002, MGT, a special purpose entity, issued $0.2 million of common securities to Midwest and $7.5 million of trust preferred securities as part of a pooled offering. Midwest issued $7.7 million of subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of MGT. Both the common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2005, and December 31, 2004.

In connection with our acquisition of North, we assumed all of the duties, warranties and obligations of North as the sole general partner of Gaylord Partners, Limited Partnership ("GPLP"), a special purpose entity. In 2002, North contributed an aggregate of $0.1 million to the capital of GPLP and GPLP issued $5.0 million of floating rate cumulative preferred securities as part of a private placement offering. North issued $5.1 million of subordinated debentures to GPLP in exchange for the proceeds of the offering, which debentures represent the sole asset of GPLP. Independent Bank purchased $0.8 million of the GPLP floating rate cumulative preferred securities during the private placement offering. This investment security at Independent Bank and a corresponding amount of subordinated debentures are eliminated in consolidation. The remaining subordinated debentures as well as our capital investment in GPLP are included in our Consolidated Statements of Financial Condition at June 30, 2005 and December 31, 2004.

In March 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 19 basis points at June 30, 2005, (this calculation assumes no transition period).

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. In February 2005 we announced that our board of directors had authorized the repurchase of up to 0.8 million shares. This authorization expires on December 31, 2005. During the first six months of 2005 we repurchased 0.2 million shares at a weighted average price of $27.17 per share.

      CAPITALIZATION

                                                             June 30,         December 31,
                                                              2005                2004
                                                             --------         ------------
                                                                   (in thousands)
Unsecured debt                                               $  8,000           $  9,000
                                                             --------           --------

Subordinated debentures                                        64,197             64,197
  Amount not qualifying as regulatory capital                  (1,847)            (1,847)
                                                             --------           --------
  Amount qualifying as regulatory capital                      62,350             62,350
                                                             --------           --------
Shareholders' Equity
  Preferred stock, no par value
  Common stock, par value $1.00 per share                      21,180             21,195
  Capital surplus                                             157,444            158,797
  Retained earnings                                            57,148             41,795
  Accumulated other comprehensive income                        8,306              8,505
                                                             --------           --------
          Total shareholders' equity                          244,078            230,292
                                                             --------           --------
          Total capitalization                               $314,428           $301,642
                                                             ========           ========

Total shareholders' equity at June 30, 2005 increased $13.8 million from December 31, 2004, due primarily to the retention of earnings and the issuance of common stock pursuant to certain compensation plans, partially offset by cash dividends that we declared and a small decrease in accumulated other comprehensive income. Shareholders' equity totaled $244.1 million, equal to 7.50% of total assets at June 30, 2005. At December 31, 2004, shareholders' equity totaled $230.3 million, which was equal to 7.44% of assets.

      CAPITAL RATIOS

                                                       June 30, 2005              December 31, 2004
                                                       -------------              -----------------
Equity capital                                              7.50%                       7.44%
Tier 1 leverage (tangible equity capital)                   7.40                        7.36
Tier 1 risk-based capital                                   9.40                        9.39
Total risk-based capital                                   10.51                       10.53

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

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $12.1 million and $23.4 million during the three- and six-month periods ended June 30, 2005. The increases in net income from the comparative periods in 2004 are primarily a result of increases in net interest income, service charges on deposits and securities gains. Partially offsetting these items were increases in the provision for loan losses and income tax expense and a decrease in gains on the sale of real estate mortgage loans.

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

      KEY PERFORMANCE RATIOS

                                          Three months ended        Six months ended
                                                June 30,                 June 30,
                                          2005          2004         2005       2004
                                          -----        -----        -----      -----
Net income to
  Average assets                           1.52%        1.43%        1.49%      1.43%
  Average equity                          19.84        19.89        19.61      20.10

Earnings per common share
  Basic                                   $0.57        $0.45        $1.10      $0.88
  Diluted                                  0.56         0.44         1.08       0.86

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

Tax equivalent net interest income increased by 24.0% to $36.1 million and by 27.4% to $71.1 million, respectively, during the three- and six-month periods in 2005 compared to 2004. These increases reflect an increase in average interest-earning assets that was partially offset by a decrease in tax equivalent net interest income as a percent of average interest-earning assets ("Net Yield").

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.6 million and $1.3 million for the second quarters of 2005 and 2004, respectively, and were $3.1 million and $2.7 million for the first six months of 2005 and 2004, respectively. These adjustments were computed using a 35% tax rate.

Average interest-earning assets totaled $2.952 billion and $2.912 billion during the three- and six-month periods in 2005, respectively. The increases from the corresponding periods of 2004 principally reflect increases in securities available for sale, commercial loans, real estate mortgage loans, finance receivables and the Midwest and North acquisitions.

Our Net Yield decreased by 11 basis points to 4.89% during the three-month period in 2005 and also by 4 basis points to 4.91% during the six-month period in 2005 as compared to the like periods in 2004. These declines primarily reflect a flattening yield curve as short-term interest rates have increased significantly over the past twelve months while long-term interest rates have remained relatively unchanged. Our yields on interest-earning assets have increased in 2005 compared to 2004 which primarily reflects the aforementioned rise in short-term interest rates that has resulted in variable rate loans re-pricing at higher rates. However, the increases in the yields on average interest-earning assets were more than offset by rises in our interest expense as a percentage of average interest-earning assets (the "cost of funds"). The increase in our cost of funds also primarily reflects the rise in short-term interest rates that has resulted in higher rates on certain short-term and variable rate borrowings and higher rates on deposits.

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                      2005                                     2004
                                                       ----------------------------------       ---------------------------------
                                                          Average                                  Average
                                                          Balance        Interest    Rate          Balance       Interest    Rate
                                                       -------------   -----------   ----       -------------   ---------    ----
Assets                                                                              (dollars in thousands)
Taxable loans (1)                                      $   2,385,097   $    43,909   7.38%      $   1,856,632   $  32,241    6.97%
Tax-exempt loans (1,2)                                         6,297           116   7.39               6,613         123    7.48
Taxable securities                                           287,792         3,561   4.96             257,863       2,997    4.67
Tax-exempt securities (2)                                    255,307         4,316   6.78             197,137       3,542    7.23
Other investments                                             17,371           123   2.84              14,297         168    4.73
                                                       -------------   -----------              -------------   ---------
 Interest Earning Assets                                   2,951,864        52,025   7.06           2,332,542      39,071    6.72
                                                                       -----------                              ---------
Cash and due from banks                                       60,411                                   46,971
Other assets, net                                            192,126                                  142,423
                                                       -------------                            -------------
   Total Assets                                        $   3,204,401                            $   2,521,936
                                                       =============                            =============

Liabilities
Savings and NOW                                        $     878,836         1,867   0.85       $     766,668         995    0.52
Time deposits                                              1,180,878         8,797   2.99             796,345       5,023    2.54
Long-term debt                                                 6,495            74   4.57               2,637          13    1.98
Other borrowings                                             527,237         5,233   3.98             490,974       3,953    3.24
                                                       -------------   -----------              -------------   ---------
 Interest Bearing Liabilities                              2,593,446        15,971   2.47           2,056,624       9,984    1.95
                                                                       -----------                              ---------
Demand deposits                                              274,610                                  215,975
Other liabilities                                             91,157                                   67,685
Shareholders' equity                                         245,188                                  181,652
                                                       -------------                            -------------
       Total liabilities and shareholders' equity      $   3,204,401                            $   2,521,936
                                                       =============                            =============

               Tax Equivalent Net Interest Income                      $    36,054                              $  29,087
                                                                       ===========                              =========

               Tax Equivalent Net Interest Income
                   as a Percent of Earning Assets                                    4.89%                                   5.00%
                                                                                     ====                                    ====

(1)   All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                         2005                                2004
                                                       ------------------------------------      ------------------------------
                                                          Average                                  Average
                                                          Balance        Interest      Rate        Balance      Interest   Rate
                                                       -------------   ------------    ----      -----------   ---------   ----
Assets                                                                            (dollars in thousands)
Taxable loans (1)                                      $   2,341,439   $     85,015    7.30%     $ 1,788,570   $  62,284   6.99%
Tax-exempt loans (1,2)                                         7,168            238    6.70            6,740         251   7.49
Taxable securities                                           295,994          7,253    4.94          255,514       6,091   4.79
Tax-exempt securities (2)                                    249,850          8,342    6.73          198,021       7,069   7.18
Other investments                                             17,376            335    3.89           14,119         334   4.76
                                                       -------------   ------------              -----------   ---------
 Interest Earning Assets                                   2,911,827        101,183    6.99        2,262,964      76,029   6.75
                                                                       ------------                            ---------
Cash and due from banks                                       60,545                                  45,554
Other assets, net                                            190,418                                 135,691
                                                       -------------                             -----------
        Total Assets                                   $   3,162,790                             $ 2,444,209
                                                       =============                             ===========

Liabilities
Savings and NOW                                        $     880,137          3,541    0.81      $   743,366       1,967   0.53
Time deposits                                              1,137,242         16,297    2.89          794,265      10,253   2.60
Long-term debt                                                 6,743            154    4.61            1,319          13   1.98
Other borrowings                                             534,398         10,115    3.82          464,556       7,991   3.46
                                                       -------------   ------------              -----------   ---------
 Interest Bearing Liabilities                              2,558,520         30,107    2.37        2,003,506      20,224   2.03
                                                                       ------------                            ---------
Demand deposits                                              273,612                                 199,183
Other liabilities                                             89,765                                  67,214
Shareholders' equity                                         240,893                                 174,306
                                                       -------------                             -----------
        Total liabilities and shareholders' equity     $   3,162,790                             $ 2,444,209
                                                       =============                             ===========

                Tax Equivalent Net Interest Income                     $     71,076                            $  55,805
                                                                       ============                            =========

                Tax Equivalent Net Interest Income
                    as a Percent of Earning Assets                                     4.91%                               4.95%
                                                                                       ====                                ====

(1)   All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

PROVISION FOR LOAN LOSSES The provision for loan losses was $2.5 million and $0.7 million during the three months ended June 30, 2005 and 2004, respectively. During the six-month periods ended June 30, 2005 and 2004, the provision was $4.1 million and $1.5 million, respectively. The increases in the provision reflect our assessment of the allowance for loan losses and the allowance for losses on unfunded commitments taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See "Portfolio loans and asset quality.")

NON-INTEREST INCOME Non-interest income is a significant element in assessing our results of operations. On a long-term basis we are attempting to grow non-interest income in order to diversify our revenues within the financial services industry. We regard net gains on real estate mortgage loan sales as a core recurring source of revenue but they are quite cyclical and volatile. We regard net gains (losses) on securities as a "non-operating" component of non-interest income. As a result, we believe it is best to evaluate our success in growing non-interest income and diversifying our revenues by also comparing non-interest income when excluding net gains (losses) on assets (real estate mortgage loans and securities).

Non-interest income totaled $11.2 million during the three months ended June 30, 2005, a $0.1 million decrease from the comparable period in 2004. This decrease was primarily due to declines in net gains on the sale of real estate mortgage loans and real estate mortgage loan servicing income that were substantially offset by increases in service charges on deposit accounts and securities gains. Non-interest income increased to $20.9 million during the six months ended June 30, 2005, from $18.7 million a year earlier due primarily to increases in service charges on deposits, securities gains and VISA check card interchange income, partially offset by a decline in gains on the sale of real estate mortgage loans.

NON-INTEREST INCOME

                                                 Three months ended      Six months ended
                                                       June 30,             June 30,
                                                  2005       2004         2005     2004
                                                 -------    -------      -------  -------
                                                              (in thousands)
Service charges on deposit accounts              $ 4,958    $ 4,258      $ 9,000  $ 7,899
Net gains (losses) on asset sales
  Real estate mortgage loans                       1,307      2,163        2,695    3,222
  Securities                                       1,283          2        1,251      495
Title insurance fees                                 468        539          965    1,083
VISA check card interchange income                   685        492        1,307      908
Bank owned life insurance                            368        383          757      728
Manufactured home loan origination fees
  and commissions                                    337        320          611      609
Mutual fund and annuity commissions                  405        296          697      643
Real estate mortgage loan servicing                  174      1,765        1,238    1,081
Other                                              1,185      1,050        2,374    2,037
                                                 -------    -------      -------  -------
      Total non-interest income                  $11,170    $11,268      $20,895  $18,705
                                                 =======    =======      =======  =======

Service charges on deposit accounts increased by 16.4% to $5.0 million and by 13.9% to $9.0 million during the three- and six-month periods ended June 30, 2005, respectively, from the comparable periods in 2004. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations as well as our two bank acquisitions completed in mid-2004. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate of service charges on deposits to moderate in future periods.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans decreased by $0.9 million during the three months ended June 30, 2005 from the same period in 2004 and decreased by $0.5 million on a year to date comparative basis. The decline in these gains is due to both a drop in loan sales volume and the profit margin on such sales. The decrease in loan sales volume is primarily a result of a drop in mortgage loan refinance activity and a lower percentage of loans being originated for sale in 2005 compared to 2004. The lower profit margin in 2005 compared to 2004 is primarily due to pricing pressures in the marketplace as mortgage lenders are competing for a smaller total market as a result of lower mortgage loan refinance activity. We expect these market conditions to persist for the balance of the year and therefore anticipate somewhat lower levels of gains on loan sales during the last half of 2005 compared to the same period in 2004.

      REAL ESTATE MORTGAGE LOAN ACTIVITY

                                                           Three months ended       Six months ended
                                                                 June 30,                June 30,
                                                             2005       2004          2005       2004
                                                           --------   --------      --------   --------
                                                                         (in thousands)
Real estate mortgage loans originated                      $186,998   $199,576      $333,960   $358,995
Real estate mortgage loans sold                              95,955    137,896       183,873    206,630
Real estate mortgage loans sold with servicing
  rights released                                            11,224     16,564        21,522     24,245
Net gains on the sale of real estate mortgage loans           1,307      2,163         2,695      3,222
Net gains as a percent of real estate mortgage
  loans sold ("Loan Sale Margin")                              1.36%      1.57%         1.47%      1.56%
SFAS #133 adjustments included in the Loan
  Sale Margin                                                 (0.04%)    (0.07%)        0.01%     (0.03%)

The volume of loans sold is dependent upon our ability to originate real estate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. (See "Portfolio loans and asset quality.") Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. As a result this category of revenue can be quite cyclical and volatile.

The second quarter of 2005 included approximately $1.3 million of net gains on securities sales. During the second quarter of 2005 we liquidated our portfolio of four different bank stocks which generated gains of approximately $1.4 million. These gains were partially offset by a $0.1 million other than temporary impairment charge recorded on Fannie Mae and Freddie Mac preferred stocks.

The declines in title insurance fees in 2005 compared to 2004 primarily reflect the changes in our mortgage loan origination volume.

VISA check card interchange income increased in 2005 compared to 2004. These results can be primarily attributed to an increase in the size of our card base due to growth in checking accounts as well as the two bank acquisitions completed in 2004. In addition, the frequency of use of our VISA check card product by our customer base has increased due to our marketing efforts.

Manufactured home loan origination fees and commissions have stabilized in 2005 after several periods of decline. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. Given these challenges, we expect the level of revenue recorded in the first two quarters of 2005 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Real estate mortgage loan servicing generated income of $0.2 million and $1.2 million in the second quarter and first six months of 2005 respectively, compared to $1.8 million and $1.1 million in the corresponding periods of 2004, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.

Activity related to capitalized mortgage loan servicing rights is as follows:

      CAPITALIZED REAL ESTATE MORTGAGE LOAN SERVICING RIGHTS

                                                                  Three months ended      Six months ended
                                                                        June 30,              June 30,
                                                                    2005       2004        2005      2004
                                                                  --------   --------     -------   -------
                                                                              (in thousands)
Balance at beginning of period                                    $ 12,255    $ 8,082     $11,360   $ 8,873
  Originated servicing rights capitalized                              824      1,110       1,579     1,800
      Amortization                                                    (479)      (645)       (958)   (1,081)
       (Increase)/decrease in impairment reserve                      (285)     1,607         334       562
                                                                  --------   --------     -------   -------
 Balance at end of period                                         $ 12,315    $10,154     $12,315   $10,154
                                                                  --------   --------     -------   -------

 Impairment reserve at end of period                              $    432    $   160     $   432   $   160
                                                                  ========   ========     =======   =======

The declines in originated mortgage loan servicing rights capitalized are due to the lower level of real estate mortgage loan sales in 2005 compared to 2004. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each quarter end. At June 30, 2005, we were servicing approximately $1.4 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.86% and a weighted average service fee of
25.9 basis points.

Other non-interest income has increased in 2005 compared to 2004. Increases in ATM fees, insurance commissions and check printing charges have accounted for the majority of this growth. The growth is generally reflective of the overall expansion of the organization in terms of numbers of customers and accounts.

NON-INTEREST EXPENSE Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices.

Non-interest expense decreased by $0.2 million to $26.0 million and increased by $5.1 million to $52.0 million during the three- and six-month periods ended June 30, 2005, respectively, compared to the like periods in 2004. The second quarter of 2004 included certain non-recurring charges totaling approximately $3.7 million as described below. The aforementioned two bank acquisitions in mid-2004 as well as growth associated with new branch offices and loan production offices account for much of the increases in non-interest expense for the first half of 2005 compared to 2004.

NON-INTEREST EXPENSE

                                       Three months ended           Six months ended
                                              June 30,                    June 30,
                                        2005          2004          2005          2004
                                     ----------    ----------    ----------    ----------
                                                        (in thousands)
Salaries                             $    8,659    $    7,796    $   17,038    $   15,391
Performance-based compensation
  and benefits                            1,998         1,508         4,118         2,778
Other benefits                            2,520         2,550         5,500         4,784
                                     ----------    ----------    ----------    ----------
  Compensation and employee
    benefits                             13,177        11,854        26,656        22,953
Occupancy, net                            2,103         1,814         4,341         3,637
Furniture and fixtures                    1,715         1,475         3,513         2,865
Mepco claims expense                                    2,700                       2,700
Data processing                           1,247         1,110         2,390         2,163
Loan and collection                       1,128           877         2,084         1,624
Advertising                               1,099           935         2,078         1,605
Communications                              908           859         1,984         1,665
Amortization of intangible assets           694           525         1,387           977
Legal and professional                      562           551         1,353           840
Supplies                                    614           656         1,224         1,100
Write-off of uncompleted software                         977                         977
Other                                     2,759         1,894         5,022         3,779
                                     ----------    ----------    ----------    ----------
      Total non-interest expense     $   26,006    $   26,227    $   52,032    $   46,885
                                     ==========    ==========    ==========    ==========

      The increases in compensation and benefits in 2005 compared to 2004 are primarily attributable to an increased number of employees resulting from acquisitions and the addition of new branch and loan production offices as well as to merit pay increases and increases in certain employee benefit costs such as health care insurance. Performance based compensation and benefits increased in 2005 compared to 2004 due primarily to an increased funding level for our employee stock ownership plan and higher incentive compensation.

      We maintain performance-based compensation plans. In addition to commissions and cash incentive awards, such plans include employee stock ownership and employee stock option plans. In December 2004 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised
      2004), "Share-Based Payment" ("SFAS #123R") (See note #11 of Notes to Interim Consolidated Financial Statements). In general this accounting pronouncement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Originally this new requirement would have applied to us beginning on July 1, 2005, however the Securities and Exchange Commission recently extended the date to January 1, 2006.

      Occupancy, furniture and fixtures, data processing, advertising, communications and other non-interest expenses all generally increased in 2005 compared to 2004 as a result of the growth of the organization through acquisitions and the opening of new branch and loan production offices. The increase in amortization of intangible assets is also a result of acquisitions.

      The increases in loan and collection expense reflects costs associated with holding or disposal of other real estate and collection costs associated with increases in the level of non-performing loans.

      The second quarter of 2004 included non-recurring charges at Mepco of $1.0 million for the write-off of uncompleted software and $2.7 million to establish a liability related to loan overpayments, as previously reported.

      INCOME TAX EXPENSE Our effective income tax rate was higher during both the second quarter of and for the first six months of 2005 compared to the like periods in 2004. These increases are primarily due to tax exempt interest income representing a lower percentage of pre-tax earnings and an increase in state income taxes due to higher earnings at Mepco. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.

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

      We are required to assess our investment securities for "other than temporary impairment" on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the second quarter and first six months of 2005 resulted in recording $0.1 million and $0.3 million of impairment charges, respectively, for other than temporary impairment on various investment securities within our portfolio (we had no such impairment charges during the first six months of 2004). Currently the accounting profession (FASB) is considering the meaning of other than temporary impairment with respect to debt securities and has rescinded the effective date of certain portions of a recent accounting pronouncement (see note #11 of Notes to Interim Consolidated Financial Statements) that would have impacted this area. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.

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

      At June 30, 2005 we had approximately $12.3 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

      We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At June 30, 2005 we had approximately $341 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. The fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately $1.5 million at June 30, 2005.

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

      At June 30, 2005 we had recorded $53.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the 2004 acquisitions of Midwest and North, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable.

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

      On September 30, 2004 we entered into an escrow agreement with the primary former shareholders of Mepco. This escrow agreement was entered into for the sole purpose of funding any obligations beyond the $2.7 million amount that we already had accrued. The escrow agreement gives us the right to have all or a portion of the escrow account distributed to us from time to time if the aggregate amount that we (together with any of our affiliates including Mepco) are required to pay to any third parties as a result of the matters being investigated exceeds $2.7 million. At June 30, 2005, the escrow account contained 90,766 shares of Independent Bank Corporation common stock (deposited by the primary former shareholders of Mepco) having an aggregate market value at that date of approximately $2.6 million. The escrow agreement contains provisions that require the addition or distribution of shares of Independent Bank Corporation common stock if the total market value of such stock in the escrow account falls below $2.25 million or rises above $2.75 million. As a result of the aforementioned escrow agreement as well as the $2.7 million accrual established in the second quarter of 2004, we do not expect any future liabilities (other than ongoing litigation costs) related to the Mepco investigation.

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

      On May 25, 2005 Independent Bank Corporation and Mepco filed suit against the Walders and their respective trusts in Ionia County Circuit Court. In general the suit seeks to enforce our indemnification rights under the merger agreement and seeks damages as a result of the Walders breach of the merger agreement and misrepresentations.

      We are also involved in various other litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operation.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the market risk faced by the Registrant have occurred since December 31, 2004.

Item 4.

                             CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

      With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the period ended June 30, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)   Changes in Internal Controls.

      During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 2. Unregistered sales of equity securities and use of proceeds

        The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2005 pursuant to the our share repurchase plan:

                                                                        Remaining
                                                 Total Number of        Number of
                                                 Shares Purchased        Shares
                                                    as Part of a      Authorized for
               Total Number of    Average Price     Publicly        Purchase Under
  Period       Shares Purchased  Paid Per Share  Announced Plan(2)       the Plan
------------   ----------------  --------------  -----------------  ----------------
April 2005(1)           305          27.32               305
May 2005            150,000          27.15           150,000
June 2005(1)          2,041          28.44             2,041
                    -------          -----           -------             -------
  Total             152,346          27.17           152,346             596,419
                    =======          =====           =======             =======

        (1)Represents shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

        (2)Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2005.

Item 4. Submission of Matters to a Vote of Security-Holders

        Our Annual Meeting of Shareholders was held on April 26, 2005. As described in our proxy statement, dated March 21, 2005, the following matters were considered at that meeting:

   (1)  Election of directors:

        Stephen L. Gulis, Jr., Terry L. Haske, and Charles A. Palmer were elected to serve three-year terms expiring in 2008 and Michael M. Magee, Jr. was elected to serve a one-year term expiring in 2006. Votes for and votes withheld for each nominee were as follows:

                          Votes For  Votes Withheld
                         ----------  --------------
Stephen L. Gulis, Jr     17,408,334      707,967
Terry L. Haske           17,005,953    1,110,348
Charles A. Palmer        16,914,119    1,202,182
Michael M. Magee, Jr     17,428,662      687,639

        Directors whose term of office as a director continued after the meeting were Robert L. Hetzler, James E. McCarty, Jeffrey A. Bratsburg and Charles C. Van Loan.

   (2) An amendment to our Long-Term Incentive Plan to make an additional 750,000 shares of our common stock available under the plan was approved. Votes for, votes against and abstentions were as follows:

Votes for:     10,251,865
Votes against:  2,316,793
Abstain:          412,218

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

Date August 5, 2005                By /s/ Robert N. Shuster
                                      ------------------------------------------
                                      Robert N. Shuster, Principal Financial
                                                   Officer

Date August 5, 2005                By /s/ James J. Twarozynski
                                      ------------------------------------------
                                      James J. Twarozynski, Principal
                                             Accounting Officer

                                 EXHIBIT INDEX

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