Form 10-Q
period 2005-09-30
INDEPENDENT BANK CORP /MI/
filed 2005-11-07
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

Commission file number 0-7818

                          INDEPENDENT BANK CORPORATION
             (Exact name of registrant as specified in its charter)

           Michigan                                             38-2032782
   (State or jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

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

                               YES   X   NO
                                   -----    -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               Yes   X   No
                                   -----    -----

     Indicate by check mark whether the Registrant is a shell company (as defined by Exchange Act Rule 12b-2).

                               Yes       No   X
                                   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1                                 22,231,979
           Class                                Outstanding at November 2, 2005

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                       Number(s)
                                                                       ---------
PART I -  Financial Information

Item 1.   Consolidated Statements of Financial Condition
             September 30, 2005 and December 31, 2004                    2
          Consolidated Statements of Operations
             Three-and Nine-month periods ended September 30, 2005
             and 2004                                                    3
          Consolidated Statements of Cash Flows
             Nine-month periods ended September 30, 2005 and 2004        4
          Consolidated Statements of Shareholders' Equity
             Nine-month periods ended September 30, 2005 and 2004        5
          Notes to Interim Consolidated Financial Statements             6-18
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         19-39
Item 3.   Quantitative and Qualitative Disclosures about Market Risk     40
Item 4.   Controls and Procedures                                        40

PART II - Other Information

Item 2.   Unregistered sales of equity securities and use of
             proceeds                                                    41
Item 6.   Exhibits                                                       41

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

Part I
Item 1.
                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                         September 30,   December 31,
                                                                              2005           2004
                                                                         -------------   ------------
                                                                                  (unaudited)
                                                                                (in thousands)
Assets
Cash and due from banks                                                    $   75,027     $   72,815
Securities available for sale                                                 508,475        550,908
Federal Home Loan Bank stock, at cost                                          17,322         17,322
Loans held for sale                                                            41,392         38,756
Loans
   Commercial                                                               1,013,771        931,251
   Real estate mortgage                                                       823,763        773,609
   Installment                                                                292,540        266,042
   Finance receivables                                                        357,250        254,388
                                                                           ----------     ----------
      Total Loans                                                           2,487,324      2,225,290
   Allowance for loan losses                                                  (26,350)       (24,737)
                                                                           ----------     ----------
      Net Loans                                                             2,460,974      2,200,553
Property and equipment, net                                                    61,327         56,569
Bank owned life insurance                                                      39,073         38,337
Goodwill                                                                       55,483         53,354
Other intangibles                                                              11,423         13,503
Accrued income and other assets                                                53,368         51,910
                                                                           ----------     ----------
      Total Assets                                                         $3,323,864     $3,094,027
                                                                           ==========     ==========
Liabilities and Shareholders' Equity
Deposits
   Non-interest bearing                                                    $  305,842     $  287,672
   Savings and NOW                                                            891,598        849,110
   Time                                                                     1,345,237      1,040,165
                                                                           ----------     ----------
      Total Deposits                                                        2,542,677      2,176,947
Federal funds purchased                                                       108,229        117,552
Other borrowings                                                              268,907        405,386
Subordinated debentures                                                        64,197         64,197
Financed premiums payable                                                      35,049         48,160
Accrued expenses and other liabilities                                         53,095         51,493
                                                                           ----------     ----------
      Total Liabilities                                                     3,072,154      2,863,735
                                                                           ----------     ----------
Shareholders' Equity
   Preferred stock, no par value--200,000 shares authorized; none outstanding
   Common stock, $1.00 par value--30,000,000 shares authorized;
      issued and outstanding: 22,231,979 shares at September 30, 2005
      and 21,194,651 shares at December 31, 2004                               22,232         21,195
   Capital surplus                                                            186,846        158,797
   Retained earnings                                                           34,428         41,795
   Accumulated other comprehensive income                                       8,204          8,505
                                                                           ----------     ----------
      Total Shareholders' Equity                                              251,710        230,292
                                                                           ----------     ----------
      Total Liabilities and Shareholders' Equity                           $3,323,864     $3,094,027
                                                                           ==========     ==========

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                             ------------------   -------------------
                                                2005      2004      2005       2004
                                              -------   -------   --------   --------
                                                 (unaudited)          (unaudited)
                                             (in thousands, except per share amounts)
Interest Income
   Interest and fees on loans                 $46,110   $37,531   $131,280   $ 99,978
   Securities available for sale
      Taxable                                   3,304     3,275     10,557      9,366
      Tax-exempt                                2,789     2,460      8,093      6,935
   Other investments                              199       203        534        537
                                              -------   -------   --------   --------
         Total Interest Income                 52,402    43,469    150,464    116,816
                                              -------   -------   --------   --------
Interest Expense
   Deposits                                    12,686     7,855     32,524     20,075
   Other borrowings                             5,440     4,158     15,709     12,162
                                              -------   -------   --------   --------
         Total Interest Expense                18,126    12,013     48,233     32,237
                                              -------   -------   --------   --------
         Net Interest Income                   34,276    31,456    102,231     84,579
Provision for loan losses                       1,588     2,456      5,722      3,966
                                              -------   -------   --------   --------
      Net Interest Income After Provision
         for Loan Losses                       32,688    29,000     96,509     80,613
                                              -------   -------   --------   --------
Non-interest Income
   Service charges on deposit accounts          5,042     4,620     14,042     12,519
   Net gains on asset sales
      Real estate mortgage loans                1,508     1,381      4,203      4,603
      Securities                                  (23)    1,561      1,228      2,056
   Title insurance fees                           494       496      1,459      1,579
   Manufactured home loan origination fees        294       314        905        923
   VISA check card interchange income             713       546      2,020      1,454
   Real estate mortgage loan servicing            836        77      2,074      1,158
   Other income                                 2,077     1,839      5,905      5,247
                                              -------   -------   --------   --------
         Total Non-interest Income             10,941    10,834     31,836     29,539
                                              -------   -------   --------   --------
Non-interest Expense
   Compensation and employee benefits          14,202    12,603     40,858     35,556
   Occupancy, net                               2,182     1,981      6,523      5,618
   Furniture and fixtures                       1,637     1,608      5,150      4,473
   Other expenses                               9,004     9,329     26,526     26,759
                                              -------   -------   --------   --------
         Total Non-interest Expense            27,025    25,521     79,057     72,406
                                              -------   -------   --------   --------
         Income Before Income Tax              16,604    14,313     49,288     37,746
Income tax expense                              4,556     3,995     13,813     10,002
                                              -------   -------   --------   --------
         Net Income                           $12,048   $10,318   $ 35,475   $ 27,744
                                              =======   =======   ========   ========
Net Income Per Share
   Basic                                      $   .54   $   .47   $   1.59   $   1.31
   Diluted                                        .53       .46       1.56       1.28
Dividends Per Common Share
   Declared                                   $   .19       .16        .55        .47
   Paid                                           .18       .15        .52        .46

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                    Nine months ended
                                                                      September 30,
                                                                  ---------------------
                                                                     2005        2004
                                                                  ---------   ---------
                                                                       (unaudited)
                                                                      (in thousands)
Net Income                                                        $  35,475   $  27,744
                                                                  ---------   ---------
Adjustments to Reconcile Net Income
   to Net Cash from Operating Activities
   Proceeds from sales of loans held for sale                       289,779     291,809
   Disbursements for loans held for sale                           (288,212)   (292,433)
   Provision for loan losses                                          5,722       3,966
   Depreciation and amortization of premiums and accretion
      of discounts on securities and loans                           (9,482)     (1,337)
   Net gains on sales of real estate mortgage loans                  (4,203)     (4,603)
   Net gains on securities                                           (1,228)     (2,056)
   Write-off of uncompleted software                                                977
   Deferred loan fees                                                  (607)       (538)
   Increase in accrued income and other assets                       (2,806)     (1,162)
   Increase in accrued expenses and other liabilities                 3,139       9,337
   Increase (decrease) in financed premiums payable                 (13,111)     14,285
                                                                  ---------   ---------
                                                                    (21,009)     18,245
                                                                  ---------   ---------
         Net Cash from Operating Activities                          14,466      45,989
                                                                  ---------   ---------
Cash Flow used in Investing Activities
   Proceeds from the sale of securities available for sale           47,587      46,025
   Proceeds from the maturity of securities available for sale       15,484      14,102
   Principal payments received on securities available for sale      44,212      37,009
   Purchases of securities available for sale                       (66,548)    (87,084)
   Principal payments on portfolio loans purchased                    1,764       2,244
   Portfolio loans originated, net of principal payments           (250,148)   (212,913)
   Acquisition of business, less cash received                                   12,905
   Capital expenditures                                              (9,953)     (8,510)
                                                                  ---------   ---------
         Net Cash used in Investing Activities                     (217,602)   (196,222)
                                                                  ---------   ---------
Cash Flow from Financing Activities
   Net increase in total deposits                                   365,730     186,934
   Net increase (decrease) in short-term borrowings                 (27,986)     40,927
   Proceeds from Federal Home Loan Bank advances                    472,750     347,100
   Payments of Federal Home Loan Bank advances                     (592,066)   (401,010)
   Retirement of long term debt                                       1,500
   Dividends paid                                                   (11,090)     (9,098)
   Proceeds from issuance of common stock                             1,206       3,219
   Repurchase of common stock                                        (4,696)     (2,002)
                                                                  ---------   ---------
         Net Cash from Financing Activities                         205,348     166,070
                                                                  ---------   ---------
         Net Increase in Cash and Cash Equivalents                    2,212      15,837
Cash and Cash Equivalents at Beginning of Period                     72,815      61,741
                                                                  ---------   ---------
         Cash and Cash Equivalents at End of Period               $  75,027   $  77,578
                                                                  =========   =========
Cash paid during the period for
   Interest                                                       $  44,993   $  31,282
   Income taxes                                                      12,623       2,399
Transfer of loans to other real estate                                3,760       2,044

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                     Nine months ended
                                                       September 30,
                                                   --------------------
                                                      2005       2004
                                                   ---------   --------
                                                        (unaudited)
                                                      (in thousands)
Balance at beginning of period                     $230,292    $162,216
   Net income                                        35,475      27,744
   Cash dividends declared                          (12,112)    (10,124)
   Issuance of common stock                           3,052      41,647
   Repurchase of common stock                        (4,696)     (2,002)
   Net change in accumulated other comprehensive
      income, net of related tax effect (note 4)       (301)      2,833
                                                   --------    --------
Balance at end of period                           $251,710    $222,314
                                                   ========    ========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2005 and December 31, 2004, and the results of operations for the three and nine-month periods ended September 30, 2005 and 2004. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2004 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $27.4 million at September 30, 2005, and $15.1 million at December 31, 2004. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. Comprehensive income for the three- and nine-month periods ended September 30 follows:

                                                     Three months ended   Nine months ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2005      2004      2005     2004
                                                      -------   -------   -------  --------
                                                                  (in thousands)
Net income                                            $12,048   $10,318   $35,475   $27,744
Net change in unrealized gain on securities
   available for sale, net of related tax effect       (1,496)    6,868    (1,831)      878
Net change in unrealized gain (loss) on derivative
   instruments, net of related tax effect               1,394      (956)    1,530     1,955
                                                      -------   -------   -------   -------
Comprehensive income                                  $11,946   $16,230   $35,174   $30,577
                                                      =======   =======   =======   =======

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

                                                     Three months ended   Nine months ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2005      2004      2005     2004
                                                      -------   -------   -------  --------
                                                                  (in thousands)
Gain (loss) reclassified into earnings                 $(23)     $1,561    $1,228   $2,056
Federal income tax expense as a
   result of the reclassification of these
   amounts from comprehensive income                     (8)        547       430      720

4. Our reportable segments are based upon legal entities. We have five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Mepco Insurance Premium Financing, Inc. ("Mepco"). We evaluate performance based principally on net income of the respective reportable segments.

                                   (unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30, follows:

As of or for the three months ended September 30,

                                   IB         IBWM       IBSM       IBEM       Mepco    Other(1)   Elimination      Total
                               ----------   --------   --------   --------   --------   --------   -----------   ----------
                                                          (in thousands)
2005
   Total assets                $1,028,668   $739,695   $468,963   $703,981   $387,990   $343,205     $348,638    $3,323,864
   Interest income                 14,910     11,374      6,879     10,331      8,986          4           82        52,402
   Net interest income              9,994      8,270      4,346      7,289      5,829     (1,431)          21        34,276
   Provision for loan losses           69        798        342        233        146                                 1,588
   Income (loss) before
      income tax                    5,524      4,842      2,594      2,891      3,132     (2,414)         (35)       16,604
   Net income (loss)                4,134      3,391      1,985      2,155      2,052     (1,653)          16        12,048

2004
   Total assets                $1,170,262   $491,898   $406,970   $666,284   $245,734   $306,586     $298,055    $2,989,679
   Interest income                 16,674      7,186      5,272      8,853      5,514         17           47        43,469
   Net interest income             11,880      5,663      3,677      7,044      4,585     (1,393)                    31,456
   Provision for loan losses        1,122        114         90      1,088         42                                 2,456
   Income (loss) before
      income tax                    5,955      3,737      2,338      2,323      2,419     (2,310)         149        14,313
   Net income (loss)                4,398      2,653      1,730      1,777      1,473     (1,564)         149        10,318

As of or for the nine months ended September 30,

                                   IB         IBWM       IBSM       IBEM       Mepco    Other(1)   Elimination      Total
                               ----------   --------   --------   --------   --------   --------   -----------   ----------
                                                          (in thousands)
2005
   Total assets                $1,028,668   $739,695   $468,963   $703,981   $387,990   $343,205    $348,638     $3,323,864
   Interest income                 47,661     28,803     19,189     29,587     25,357         17         150        150,464
   Net interest income             33,072     21,405     12,541     21,678     17,827     (4,257)         35        102,231
   Provision for loan losses          783      1,637      1,840        853        609                                 5,722
   Income (loss) before
      income tax                   22,322     12,238      6,199      8,368     10,255     (5,027)      5,067         49,288
   Net income (loss)               16,184      8,618      4,856      6,263      6,343     (3,312)      3,477         35,475

2004
   Total assets                $1,170,262   $491,898   $406,970   $666,284   $245,734   $306,586    $298,055     $2,989,679
   Interest income                 46,278     21,013     15,050     19,803     14,686         42          56        116,816
   Net interest income             32,903     16,698     10,512     15,408     12,613     (3,555)                    84,579
   Provision for loan losses        1,834        326        336      1,288        182                                 3,966
   Income (loss) before
      income tax                   17,588     11,407      6,328      5,366      2,467     (4,907)        503         37,746
   Net income (loss)               13,052      8,087      4,687      4,238      1,472     (3,289)        503         27,744

(1) Includes items relating to the Registrant and certain insignificant operations.

                                   (unaudited)

5. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.

A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

                                                              Three months        Nine months
                                                                 ended               ended
                                                             September 30,       September 30,
                                                           -----------------   -----------------
                                                             2005      2004      2005      2004
                                                           -------   -------   -------   -------
                                                         (in thousands, except per share amounts)
Net income                                                 $12,048   $10,318   $35,475   $27,744
                                                           =======   =======   =======   =======
Weighted-average shares outstanding                         22,233    22,143    22,261    21,242
   Effect of stock options                                     403       400       394       413
   Stock units for deferred compensation plan for non-
      employee directors                                        49        48        48        48
                                                           -------   -------   -------   -------
         Weighted-average shares outstanding for
            calculation of diluted earnings per share       22,685    22,591    22,703    21,703
                                                           =======   =======   =======   =======
Net income per share
   Basic                                                   $   .54   $   .47   $  1.59   $  1.31
   Diluted                                                     .53       .46      1.56      1.28

Weighted average stock options outstanding that were anti-dilutive totaled 9,200 and 322,000 for the three-months ended September 30, 2005 and 2004, respectively. During the nine-month periods ended September 30, 2005 and 2004, weighted-average anti-dilutive stock options totaled 91,400 and 297,700 respectively.

On July 19, 2005 the board of directors declared a 5% common stock dividend payable September 30, 2005 to shareholders of record on September 6, 2005. Per share data has been restated for this dividend.

6. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS #133") which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

                                   (unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                      September 30, 2005
                                                                -----------------------------
                                                                            Average
                                                                Notional   Maturity     Fair
                                                                 Amount     (years)    Value
                                                                --------   --------   -------
                                                                    (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements   $335,659      3.6     $(1,998)
                                                                ========      ===     =======

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                      $318,500      1.5     $ 3,684
   Interest-rate cap agreements                                   10,000      3.9         141
                                                                --------      ---     -------
      Total                                                     $328,500      1.6     $ 3,825
                                                                ========      ===     =======

No hedge designation
   Pay fixed interest-rate swap agreements                      $ 10,000      0.3     $    45
   Pay variable interest-rate swap agreements                     65,000      0.3        (122)
   Interest-rate cap agreements                                   10,000      3.0          76
   Rate-lock real estate mortgage loan commitments                17,048      0.1         226
   Mandatory commitments to sell real estate mortgage loans       57,261      0.1         274
                                                                --------      ---     -------
      Total                                                     $159,309      0.4     $   499
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

We use variable rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates ("Cash Flow Hedges"). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps and interest rate caps.

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate caps, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable rate debt with an established maximum rate.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $1.5 million, net of tax, of unrealized gains on Cash Flow Hedges at September 30, 2005 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2005 is 6.7 years.

                                   (unaudited)

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

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows:

                                                     Income (Expense)
                                           -----------------------------------
                                                            Other
                                                        Comprehensive
                                           Net Income       Income       Total
                                           ----------   -------------   ------
                                                      (in thousands)
Change in fair value during the three-
   month period ended September 30, 2005

   Interest-rate swap agreements
      not designated as hedges                $ (5)                     $   (5)
   Rate Lock Commitments                        69                          69
   Mandatory Commitments                       392                         392
   Ineffectiveness of cash flow hedges         (23)                        (23)
   Cash flow hedges                                         $1,857       1,857
   Reclassification adjustment                                 287         287
                                              ----          ------      ------
      Total                                    433           2,144       2,577
   Income tax                                  152             750         902
                                              ----          ------      ------
      Net                                     $281          $1,394      $1,675
                                              ====          ======      ======

                                                     Income (Expense)
                                           -----------------------------------
                                                            Other
                                                        Comprehensive
                                           Net Income       Income       Total
                                           ----------   -------------   ------
                                                      (in thousands)
Change in fair value during the nine-
   month period ended September 30, 2005

   Interest-rate swap agreements
      not designated as hedges                $(81)                     $  (81)
   Rate Lock Commitments                       134                         134
   Mandatory Commitments                       334                         334
   Ineffectiveness of cash flow hedges         (17)                        (17)
   Cash flow hedges                                         $2,334       2,334
   Reclassification adjustment                                  20          20
                                              ----          ------      ------
      Total                                    370           2,354       2,724
   Income tax                                  130             824         954
                                              ----          ------      ------
      Net                                     $240          $1,530      $1,770
                                              ====          ======      ======

                                   (unaudited)

                                                     Income (Expense)
                                           ------------------------------------
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
                                             =====         =======      =======

                                                     Income (Expense)
                                           ------------------------------------
                                                            Other
                                                        Comprehensive
                                           Net Income       Income       Total
                                           ----------   -------------   -------
                                                      (in thousands)
Change in fair value during the nine-
   month period ended September 30, 2004

   Interest-rate swap agreements
      not designated as hedges                $ 66                      $    66
   Rate Lock Commitments                       (39)                         (39)
   Mandatory Commitments                       163                          163
   Ineffectiveness of cash flow hedges          13                           13
   Cash flow hedges                                        $(1,011)      (1,011)
   Reclassification adjustment                               4,019        4,019
                                              ----         -------      -------
      Total                                    203           3,008        3,211
   Income tax                                   71           1,053        1,124
                                              ----         -------      -------
      Net                                     $132         $ 1,955      $ 2,087
                                              ====         =======      =======

                                   (unaudited)

7. Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS #141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS #142") effects how organizations account for business combinations and for the goodwill and intangible assets that arise from those combinations or are acquired otherwise.

Intangible assets, net of amortization, were comprised of the following at September 30, 2005 and December 31, 2004:

                                     September 30, 2005        December 31, 2004
                                  -----------------------   -----------------------
                                    Gross                     Gross
                                  Carrying    Accumulated   Carrying    Accumulated
                                   Amount    Amortization    Amount    Amortization
                                  --------   ------------   --------   ------------
                                                (dollars in thousands)
Amortized intangible assets
   Core deposit                    $20,545      $11,203      $20,545      $ 9,685
   Customer relationship             2,604        1,588        2,604        1,254
   Covenants not to compete          1,520          455        1,520          227
                                   -------      -------      -------      -------
      Total                        $24,669      $13,246      $24,669      $11,166
                                   =======      =======      =======      =======

Unamortized intangible assets -
   Goodwill                        $55,483                   $53,354
                                   =======                   =======

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of September 30, 2005.

Amortization of intangibles, has been estimated through 2010 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                       (dollars in thousands)
Three months ended December 31, 2005           $   694
Year ending December 31:
   2006                                          2,572
   2007                                          2,382
   2008                                          2,061
   2009                                            966
   2010 and thereafter                           2,748
                                               -------
      Total                                    $11,423
                                               =======

                                   (unaudited)

Changes in the carrying amount of goodwill and amortizing intangibles by reporting segment for the nine months ended September 30, 2005 were as follows:

                                        -------------------------------------------------------------------
                                          IB        IBWM    IBSM     IBEM     Mepco      Other(1)    Total
                                        ------      ----   -----   -------   -------     --------   -------
                                                               (dollars in thousands)
Goodwill
   Balance, December 31, 2004           $9,702      $ 32           $23,205   $20,035     $380       $53,354
   Goodwill adjustment during period      (142)(2)                             2,308(4)   (37)(3)     2,129
                                        ------      ----           -------   -------     ----       -------
   Balance, September 30, 2005          $9,560      $ 32           $23,205   $22,343     $343       $55,483
                                        ======      ====           =======   =======     ====       =======

Core Deposit Intangible, net
   Balance, December 31, 2004           $2,540      $ 69   $ 467   $ 7,727               $ 57       $10,860
   Amortization                           (355)      (15)   (109)   (1,027)               (12)       (1,518)
                                        ------      ----   -----   -------               ----       -------
   Balance, September 30, 2005          $2,185      $ 54   $ 358   $ 6,700               $ 45       $ 9,342
                                        ======      ====   =====   =======               ====       =======

Customer Relationship Intangible, net
   Balance, December 31, 2004                                                $ 1,350                $ 1,350
   Amortization                                                                 (334)                  (334)
                                                                             -------                -------
   Balance, September 30, 2005                                               $ 1,016                $ 1,016
                                                                             =======                =======

Covenants not to compete, net
   Balance, December 31, 2004                                      $ 1,148   $   145                $ 1,293
   Amortization                                                       (195)      (33)                  (228)
                                                                   -------   -------                -------
   Balance, September 30, 2005                                     $   953   $   112                $ 1,065
                                                                   =======   =======                =======

(1) Includes items relating to the Registrant and certain insignificant operations.

(2)  Goodwill associated with the acquisition of North. See footnote #10.

(3)  Goodwill associated with the acquisition of Midwest. See footnote #10.

(4) Goodwill associated with contingent consideration accrued pursuant to an earnout.

                                   (unaudited)

8. We maintain stock option plans for our non-employee directors as well as certain of our officers and those of our Banks and their subsidiaries. Options that were granted under these plans were granted with vesting periods of up to one year, at a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant.

The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained:

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                         2005(1)   2004(1)     2005      2004
                                         -------   -------    ------   -------
Expected dividend yield                                         2.57%    2.37%
Risk-free interest rate                                         4.20     4.26
Expected life (in years)                                        9.73     9.65
Expected volatility                                            32.02%   32.54%
Per share weighted-average fair value                         $10.44   $10.57

(1) No stock options were granted during the quarters ended September 30, 2005 and 2004.

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date:

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                      -------------------   ------------------
                                         2005      2004       2005      2004
                                       -------   -------    -------   -------
                                       (in thousands except per share amounts)
Net income - as reported               $12,048   $10,318    $35,475   $27,744
   Stock based compensation expense
      determined under fair value
      based method, net of related
      tax effect                           (41)     (610)    (1,667)   (1,738)
                                       -------   -------    -------   -------
      Pro-forma net income             $12,007   $ 9,708    $33,808   $26,006
                                       =======   =======    =======   =======
Income per share
   Basic
      As reported                      $   .54   $   .47    $  1.59   $  1.31
      Pro-forma                            .54       .44       1.52      1.22
   Diluted
      As reported                      $   .53   $   .46    $  1.56   $  1.28
      Pro-forma                            .53       .43       1.49      1.20

9. On May 31, 2004, we completed our acquisition of Midwest Guaranty Bancorp, Inc. ("Midwest") with the purpose of expanding our presence in southeastern Michigan. Midwest was a closely held bank holding company primarily doing business as a commercial bank. As a result of the closing of this transaction, we issued 997,700 shares of common stock and paid $16.6 million in cash to the Midwest shareholders. Our results include Midwest's operations subsequent to May 31, 2004. At the time of acquisition, Midwest had total assets of $238.0 million, total loans of $205.0 million, total deposits of $198.9 million and total stockholders' equity of $18.7 million. We recorded purchase accounting adjustments related to the Midwest acquisition including recording goodwill of $23.0 million, establishing a core deposit intangible of $4.9 million, and a covenant not to compete of $1.3 million. The core deposit intangible is being amortized on an accelerated basis over ten years and the covenant not to compete on a straight-line basis over five years.

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
                                  ========

                                   (unaudited)

10. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," ("SFAS #123R") which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS #123"). SFAS #123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB #25") and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," ("SFAS #95"). Generally the requirements of SFAS #123R are similar to the requirements described in SFAS #123. However, SFAS #123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Statement #123R originally was to be effective at the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 21, 2005 the Securities and Exchange Commission issued an amendment to Rule 4-01(a) of Regulation S-X that delayed the effective date for SFAS #123R to the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS #123R on January 1, 2006.

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

As permitted by SFAS #123, we currently account for share-based payments to employees using APB #25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Based on our past history for equity based compensation we would anticipate that the impact of SFAS #123R would be to reduce our net income by five to eight cents per diluted share. However, the actual impact will depend on the level and type of share-based payments granted in the future.

                                   (unaudited)

In 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The recognition and measurement guidance in EITF 03-1 should be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statement of Financial Accounting Standards No. 115, "Accounting in Certain Investments in Debt and Equity Securities, and No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations". The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. Comparative information for periods prior to initial application is not required. On September 15, 2004, the FASB staff proposed two FASB Staff Positions ("FSP"). The first, proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,'" would provide guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. The second, proposed FSP EITF Issue 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," would delay the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Other investments within the scope of EITF 03-1 remain subject to its recognition and measurement provisions for interim and annual periods beginning after June 15, 2004. The disclosure provisions of EITF 03-1 also were not affected by the two proposed FSPs. On June 29, 2005 the FASB staff was directed to issue proposed FSP EITF Issue 03-1-a. The final FSB will supercede EITF Issue No. 03-1 and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSB (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"), will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later that when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 would be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005.

11. The results of operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

2005 results include the operations of Midwest, which was acquired on May 31, 2004, and North, which was acquired on July 1, 2004. 2004 results only include the operations of Midwest subsequent to May 31, 2004 and the operations of North since July 1, 2004.

                               FINANCIAL CONDITION

SUMMARY Our total assets increased $229.8 million during the first nine months of 2005. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.487 billion at September 30, 2005, an increase of $262.0 million from December 31, 2004. This was primarily due to growth in commercial loans, real estate mortgage loans and finance receivables. (See "Portfolio loans and asset quality.")

Deposits totaled $2.543 billion at September 30, 2005, compared to $2.177 billion at December 31, 2004. The $365.7 million increase in total deposits during the period principally reflects an increase in savings and interest-bearing checking accounts and time deposits. Other borrowings totaled $268.9 million at September 30, 2005, a decrease of $136.5 million from December 31, 2004. This was primarily attributable to the payoff of maturing borrowings with funds from brokered certificates of deposit ("Brokered CD's").

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

SECURITIES

                                               Unrealized
                                Amortized   ----------------     Fair
                                   Cost      Gains    Losses     Value
                                ---------   -------   ------   --------
                                             (in thousands)
Securities available for sale
   September 30, 2005            $499,546   $12,374   $3,445   $508,475
   December 31, 2004              539,162    13,448    1,702    550,908

Securities available for sale declined during the first nine months of 2005 as loan growth supplanted the need for any significant purchases of new investment securities and the flat yield curve creates a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-rate spread on securities as we can on loans. As a result, offsetting slow loan growth with purchases of securities will tend to erode some of our profitability measures, including our return on assets.

At September 30, 2005 and December 31, 2004, we had $16.7 million and $23.6 million, respectively, of asset-backed securities included in securities available for sale. All of our asset-backed securities at September 30, 2005 are backed by mobile home loans (compared to 87% at December 31, 2004). All of our asset-backed securities are rated as investment grade (by the major rating agencies) except for one mobile home loan asset-backed security with a book value of $2.2 million at September 30, 2005 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charge on this security in the third quarter of 2005 but during the first quarter of 2005 we recorded an impairment charge of $0.2 million due primarily to some further credit related deterioration on the underlying mobile home loan collateral (we also recorded impairment charges on this security totaling $0.2 million in
2004). We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our asset-backed securities. During the third quarter of 2005 we recorded an additional $0.03 million impairment charge on Fannie Mae and Freddie Mac preferred securities (we also recorded impairment charges on Fannie Mae and Freddie Mac preferred securities of $0.1 million in both the first and second quarters of 2005 and $1.4 million in the fourth quarter of 2004). At September 30, 2005, we had a remaining book balance of $26.3 million in Fannie Mae and Freddie Mac preferred securities. The FASB is considering certain clarifications related to the assessment of other than temporary impairment on investment securities as well as other related accounting matters (See note #10 of Notes to Interim Consolidated Financial Statements).

Sales of securities available for sale were as follows (See "Non-interest income."):

                        Three months ended   Nine months ended
                           September 30,       September 30,
                        ------------------   -----------------
                          2005       2004      2005      2004
                        --------   -------   -------   -------
                                    (in thousands)
Proceeds                 $11,617   $30,948   $47,587   $46,025
                         =======   =======   =======   =======
Gross gains              $    35   $ 1,696   $ 2,067   $ 2,318
Gross losses                  25        23       423       150
Impairment charges            33       112       416       112
                         -------   -------   -------   -------
Net Gains (Losses)       $   (23)  $ 1,561   $ 1,228   $ 2,056
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

Although the management and board of directors of each of our banks retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, we believe that our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, provides requisite controls and promotes compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations. There can be no assurance that the aforementioned centralization of certain lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities.

We generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.") During the first nine months of 2005 our balance of real estate mortgage loans held in portfolio increased by $50.2 million.

The $82.5 million increase in commercial loans during the nine months ended September 30, 2005, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $357.3 million of finance receivables at September 30, 2005 is comprised principally of loans to businesses to finance insurance premiums and payment plans offered to individuals for the purchase of extended automobile warranties. The growth in this category of loans is primarily due to the geographic expansion of Mepco's lending activities and the addition of sales staff to call on insurance agencies and automobile warranty administrators.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

NON-PERFORMING ASSETS

                                            September 30,   December 31,
                                                 2005           2004
                                            -------------   ------------
                                               (dollars in thousands)
Non-accrual loans                              $23,211         $11,804
Loans 90 days or more past due and
   still accruing interest                       4,141           3,123
Restructured loans                                  90             218
                                               -------         -------
      Total non-performing loans                27,442          15,145
Other real estate and repossessed assets         1,806           2,113
                                               -------         -------
      Total non-performing assets              $29,248         $17,258
                                               =======         =======
As a percent of Portfolio Loans
   Non-performing loans                           1.10%           0.68%
   Allowance for loan losses                      1.06            1.11
Non-performing assets to total assets             0.88            0.56
Allowance for loan losses as a percent of
   non-performing loans                             96             163

The increase in the overall level of non-performing loans in the first nine months of 2005 is primarily due to increases in non-performing commercial and real estate mortgage loans and finance receivables. The increase in non-performing commercial loans (to $14.4 million at September 30, 2005 from $6.5 million at December 31, 2004) is due primarily to the addition of three commercial credits with balances totaling approximately $7.2 million. Two of these commercial credits (with balances totaling $6.2 million) are secured by low/moderate income apartment complexes. Both loans were placed on non-accrual in the second quarter of 2005. To date, we have been unable to negotiate a satisfactory forbearance agreement with the borrower on these credits. Based on the recent developments concerning the forbearance agreement negotiations, additional specific allowances for losses were recorded at September 30, 2005 totaling $0.4 million (bringing the total specific allowances on these two credits to $1.7 million). The third commercial credit referred to above is a $1.0 million loan to a contractor. The loan has become past due primarily as a result of a slow down in the borrower's business. At the present time we believe this loan is adequately collateralized and therefore do not anticipate any significant loss will be incurred in relation to this credit. This borrower is in the process of liquidating certain business assets in order to payoff our loan.

We believe that the increase in non-performing real estate mortgage loans (to $7.5 million at September 30, 2005 from $4.6 million at December 31, 2004) to some degree reflects weakened economic conditions in the State of Michigan which currently has one of the highest unemployment rates in the United States. The increase in non-performing finance receivables (to $3.5 million at September 30, 2005 from $2.1 million at December 31, 2004) is due primarily to the growth of this loan portfolio and the timing of the receipt of return premiums from insurance carriers.

On October 6, 2005 the Company decided to sell (without recourse) approximately $5.5 million of non-performing and other loans of concern of which $3.1 million was on non-accrual at September 30, 2005. As a result, these loans were transferred to held-for-sale in the fourth quarter of 2005. The sale of these loans closed on October 21, 2005 and resulted in a fourth quarter 2005 pre-tax loss of approximately $0.4 million (or $0.01 per diluted share after tax).

Other real estate and repossessed assets totaled $1.8 million and $2.1 million at September 30, 2005 and December 31, 2004, respectively. This decrease is primarily a result of the sale of residential homes acquired through foreclosure. We would expect the balance of other real estate and repossessed assets to rise in the next few quarters based on the increased level of non-performing mortgage loans.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of net charge-offs to average loans was 0.24% on an annualized basis for the first nine months of 2005 compared to 0.19% for the first nine months of 2004. The increase in net charge-offs is primarily due to increases in the level of net charge-offs in all loan portfolio categories.

Impaired loans totaled approximately $18.4 million and $16.8 million at September 30, 2005 and 2004, respectively. At those same dates, certain impaired loans with balances of approximately $16.0 million and $12.6 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $5.0 million and $3.1 million, respectively. Our average investment in impaired loans was approximately $17.1 million and $15.0 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest recognized on impaired loans during the first nine months of 2005 was approximately $0.3 million compared to $0.4 million in the first nine months of 2004.

ALLOWANCE FOR LOSSES ON LOANS AND UNFUNDED COMMITMENTS

                                                          Nine months ended
                                                            September 30,
                                            ---------------------------------------------
                                                     2005                    2004
                                            ---------------------   ---------------------
                                                        Unfunded                Unfunded
                                             Loans    Commitments    Loans    Commitments
                                            -------   -----------   -------   -----------
                                                            (in thousands)
Balance at beginning of period              $24,737      $1,846     $16,836      $  892
Additions (deduction)
   Allowance on loans acquired                                        8,236
   Provision charged to operating expense     5,854        (132)      3,078         888
   Recoveries credited to allowance           1,181                     923
   Loans charged against the allowance       (5,422)                 (3,532)
                                            -------      ------     -------      ------
Balance at end of period                    $26,350      $1,714     $25,541      $1,780
                                            =======      ======     =======      ======
Net loans charged against the allowance
   to average Portfolio Loans
   (annualized)                                0.24%                   0.19%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                     September 30,   December 31,
                                                         2005            2004
                                                     -------------   ------------
                                                            (in thousands)
Specific allocations                                    $ 5,003         $ 2,874
Other adversely rated loans                               8,409           9,395
Historical loss allocations                               6,557           6,092
Additional allocations based on subjective factors        6,381           6,376
                                                        -------         -------
                                                        $26,350         $24,737
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

ALTERNATE SOURCES OF FUNDS

                                              September 30,                    December 31,
                                                   2005                            2004
                                      -----------------------------   -----------------------------
                                                    Average                         Average
                                        Amount      Maturity   Rate     Amount      Maturity   Rate
                                      ----------   ---------   ----   ----------   ---------   ----
                                                          (dollars in thousands)
Brokered CDs(1)                       $  893,926   1.9 years   3.42%  $  576,944   1.9 years   2.56%
Fixed rate FHLB advances(1,2)             52,586   6.3 years   5.63       59,902   6.4 years   5.55
Variable rate FHLB advances(1)            52,000   0.4 years   3.95      164,000   0.4 years   2.32
Securities sold under agreements to
   Repurchase(1)                         152,370   0.1 years   3.85      169,810   0.2 years   2.27
Federal funds purchased                  108,229       1 day   4.02      117,552       1 day   2.44
                                      ----------   ---------   ----   ----------   ---------   ----
      Total                           $1,259,111   1.7 years   3.64%  $1,088,208   1.4 years   2.63%
                                      ==========   =========   ====   ==========   =========   ====

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2) Advances totaling $10.0 million at both September 30, 2005 and December 31, 2004, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.

Other borrowings, principally advances from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase ("Repurchase Agreements"), totaled $268.9 million at September 30, 2005, compared to $405.4 million at December 31, 2004. The $136.5 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances with funds from Brokered CD's.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management".) At September 30, 2005, we employed interest-rate swaps with an aggregate notional amount of $729.2 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)

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

At September 30, 2005 we had $765.2 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD's that we expect to replace. Additionally $1.197 billion of our deposits at September 30, 2005 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

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

Over the past several years our Portfolio Loans have grown more rapidly than our core deposits. In addition much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we have become more dependent on wholesale funding sources (such as brokered CD's and Repurchase Agreements). In order to reduce this greater reliance on wholesale funding we are exploring the potential securitization of finance receivables during 2005. It is likely that a securitization facility would have a higher total cost than our current wholesale funding sources, which would adversely impact our future net interest income. However, we believe that the improved liquidity will likely outweigh the adverse impact on our net interest income.

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

In March 2003, a special purpose entity, IBC Capital Finance II (the "trust") issued $1.6 million of common securities to Independent Bank Corporation and $50.6 million of trust preferred securities to the public. Independent Bank Corporation issued $52.2 million of subordinated debentures to the trust in exchange for the proceeds from the public offering. These subordinated debentures represent the sole asset of the trust. Both the common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2005, and December 31, 2004.

In connection with our acquisition of Midwest, we assumed all of the duties, warranties and obligations of Midwest as the sponsor and sole holder of the common securities of Midwest Guaranty Trust I ("MGT"). In 2002, MGT, a special purpose entity, issued $0.2 million of common securities to Midwest and $7.5 million of trust preferred securities as part of a pooled offering. Midwest issued $7.7 million of subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of MGT. Both the common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2005, and December 31, 2004.

In connection with our acquisition of North, we assumed all of the duties, warranties and obligations of North as the sole general partner of Gaylord Partners, Limited Partnership ("GPLP"), a special purpose entity. In 2002, North contributed an aggregate of $0.1 million to the capital of GPLP and GPLP issued $5.0 million of floating rate cumulative preferred securities as part of a private placement offering. North issued $5.1 million of subordinated debentures to GPLP in exchange for the proceeds of the offering, which debentures represent the sole asset of GPLP. Independent Bank purchased $0.8 million of the GPLP floating rate cumulative preferred securities during the private placement offering. This investment security at Independent Bank and a corresponding amount of subordinated debentures are eliminated in consolidation. The remaining subordinated debentures as well as our capital investment in GPLP are included in our Consolidated Statements of Financial Condition at September 30, 2005 and December 31, 2004.

In March 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 11 basis points at September 30, 2005, (this calculation assumes no transition period).

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. In February 2005 we announced that our board of directors had authorized the repurchase of up to 0.8 million shares. This authorization expires on December 31, 2005. During the first nine months of 2005 we repurchased 0.2 million shares at a weighted average price of $26.33 per share.

CAPITALIZATION

                                              September 30,   December 31,
                                                   2005           2004
                                              -------------   ------------
                                                     (in thousands)
Unsecured debt                                  $  7,500        $  9,000
                                                --------        --------
Subordinated debentures                           64,197          64,197
Amount not qualifying as regulatory capital       (1,847)         (1,847)
                                                --------        --------
   Amount qualifying as regulatory capital        62,350          62,350
                                                --------        --------
Shareholders' Equity
   Preferred stock, no par value
   Common stock, par value $1.00 per share        22,232          21,195
   Capital surplus                               186,846         158,797
   Retained earnings                              34,428          41,795
   Accumulated other comprehensive income          8,204           8,505
                                                --------        --------
      Total shareholders' equity                 251,710         230,292
                                                --------        --------
      Total capitalization                      $321,560        $301,642
                                                ========        ========

Total shareholders' equity at September 30, 2005 increased $21.4 million from December 31, 2004, due primarily to the retention of earnings and the issuance of common stock pursuant to certain compensation plans, partially offset by cash dividends that we declared, share repurchases and a small decrease in accumulated other comprehensive income. Shareholders' equity totaled $251.7 million, equal to 7.57% of total assets at September 30, 2005. At December 31, 2004, shareholders' equity totaled $230.3 million, which was equal to 7.44% of assets.

CAPITAL RATIOS

                                            September 30, 2005   December 31, 2004
                                            ------------------   -----------------
Equity capital                                     7.57%                7.44%
Tier 1 leverage (tangible equity capital)          7.48                 7.36
Tier 1 risk-based capital                          9.42                 9.39
Total risk-based capital                          10.53                10.53

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

We employ simulation analyses to monitor each bank's interest-rate risk profiles and evaluate potential changes in each banks' net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our balance sheets. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are generally predicated on immediate, permanent and parallel shifts in interest rates and assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $12.0 million and $35.5 million during the three- and nine-month periods ended September 30, 2005. The increases in net income from the comparative periods in 2004 are primarily a result of increases in net interest income, service charges on deposits and real estate mortgage loan servicing income as well as a decline in the provision for loan losses (for the three-month comparative period only). Partially offsetting these items were increases in non-interest expenses and income taxes.

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

KEY PERFORMANCE RATIOS

                            Three months ended   Nine months ended
                               September 30,       September 30,
                            ------------------   -----------------
                               2005     2004       2005     2004
                              ------   ------     ------   ------
Net income to
   Average assets               1.47%    1.39%      1.48%    1.42%
   Average equity              19.26    18.99      19.48    19.67

Earnings per common share
   Basic                      $ 0.54   $ 0.47     $ 1.59   $ 1.31
   Diluted                      0.53     0.46       1.56     1.28

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

Tax equivalent net interest income increased by 9.2% to $35.9 million and by 20.6% to $107.0 million, respectively, during the three- and nine-month periods in 2005 compared to 2004. These increases reflect an increase in average interest-earning assets that was partially offset by a decrease in tax equivalent net interest income as a percent of average interest-earning assets ("Net Yield").

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.6 million and $1.5 million for the third quarters of 2005 and 2004, respectively, and were $4.8 million and $4.1 million for the first nine months of 2005 and 2004, respectively. These adjustments were computed using a 35% tax rate.

Average interest-earning assets totaled $3.008 billion and $2.944 billion during the three- and nine-month periods in 2005, respectively. The increases from the corresponding periods of 2004 principally reflect increases in commercial loans, real estate mortgage loans, and finance receivables and for the year to date comparative periods only, the Midwest and North acquisitions.

Our Net Yield decreased by 8 basis points to 4.75% during the three-month period in 2005 and also by 5 basis points to 4.85% during the nine-month period in 2005 as compared to the like periods in 2004. These declines primarily reflect a flattening yield curve as short-term interest rates have increased significantly over the past twelve months while long-term interest rates have remained relatively unchanged. Our yields on interest-earning assets have increased in 2005 compared to 2004 which primarily reflects the aforementioned rise in short-term interest rates that has resulted in variable rate loans re-pricing at higher rates. However, the increases in the yields on average interest-earning assets were more than offset by rises in our interest expense as a percentage of average interest-earning assets (the "cost of funds"). The increase in our cost of funds also primarily reflects the rise in short-term interest rates that has resulted in higher rates on certain short-term and variable rate borrowings and higher rates on deposits.

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                   Three Months Ended
                                                                     September 30,
                                             -------------------------------------------------------------
                                                          2005                            2004
                                             ------------------------------   ----------------------------
                                               Average                          Average
                                               Balance     Interest    Rate     Balance    Interest   Rate
                                             ----------   ----------   ----   ----------   --------   ----
                                                                 (dollars in thousands)
Assets
Taxable loans (1)                            $2,465,256     $46,036    7.43%  $2,184,861    $37,447   6.83%
Tax-exempt loans (1, 2)                           6,019         114    7.51        6,977        130   7.41
Taxable securities                              257,707       3,304    5.09      284,528      3,275   4.58
Tax-exempt securities (2)                       261,829       4,396    6.66      222,002      3,867   6.93
Other investments                                17,322         199    4.56       19,573        203   4.13
                                             ----------     -------           ----------    -------
         Interest Earning Assets              3,008,133      54,049    7.14    2,717,941     44,922   6.59
                                                            -------                         -------
Cash and due from banks                          60,870                           67,192
Other assets, net                               192,710                          169,230
                                             ----------                       ----------
         Total Assets                        $3,261,713                       $2,954,363
                                             ==========                       ==========

Liabilities
Savings and NOW                              $  866,789       2,209    1.01   $  876,259      1,228   0.56
Time deposits                                 1,268,303      10,477    3.28    1,004,803      6,627   2.62
Long-term debt                                    5,995          69    4.57        7,995         77   3.84
Other borrowings                                488,942       5,371    4.36      491,978      4,081   3.30
                                             ----------     -------           ----------    -------
         Interest Bearing Liabilities         2,630,029      18,126    2.73    2,381,035     12,013   2.01
                                                            -------                         -------
Demand deposits                                 294,108                          279,288
Other liabilities                                89,459                           77,869
Shareholders' equity                            248,117                          216,171
                                             ----------                       ----------
Total liabilities and shareholders' equity   $3,261,713                       $2,954,363
                                             ==========                       ==========

   Tax Equivalent Net Interest Income                       $35,923                         $32,909
                                                            =======                         =======

   Tax Equivalent Net Interest Income
      as a Percent of Earning Assets                                   4.75%                          4.83%
                                                                       ====                           ====

(1)  All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                   Nine Months Ended
                                                                     September 30,
                                             -------------------------------------------------------------
                                                          2005                            2004
                                             ------------------------------   ----------------------------
                                               Average                          Average
                                               Balance     Interest    Rate     Balance    Interest   Rate
                                             ----------   ----------   ----   ----------   --------   ----
                                                                 (dollars in thousands)
Assets
Taxable loans (1)                            $2,383,723    $131,051    7.34%  $1,921,632   $ 99,731   6.93%
Tax-exempt loans (1,2)                            6,294         352    7.48        6,819        381   7.46
Taxable securities                              283,090      10,557    4.99      265,257      9,366   4.72
Tax-exempt securities (2)                       253,885      12,738    6.71      206,072     10,936   7.09
Other investments                                17,359         534    4.11       15,951        537   4.50
                                             ----------    --------           ----------   --------
         Interest Earning Assets              2,944,351     155,232    7.04    2,415,731    120,951   6.68
                                                           --------                        --------
Cash and due from banks                          60,448                           52,889
Other assets, net                               191,196                          146,968
                                             ----------                       ----------
         Total Assets                        $3,195,995                       $2,615,588
                                             ==========                       ==========

Liabilities
Savings and NOW                              $  875,335       5,750    0.88   $  787,986      3,195   0.54
Time deposits                                 1,181,408      26,774    3.03      864,957     16,880   2.61
Long-term debt                                    6,491         223    4.59        3,560        101   3.82
Other borrowings                                519,081      15,486    3.99      473,765     12,061   3.43
                                             ----------    --------           ----------   --------
         Interest Bearing Liabilities         2,582,315      48,233    2.50    2,130,268     32,237   2.02
                                                           --------                        --------

Demand deposits                                 280,498                          226,162
Other liabilities                                89,735                           70,794
Shareholders' equity                            243,447                          188,364
                                             ----------                       ----------
Total liabilities and shareholders' equity   $3,195,995                       $2,615,588
                                             ==========                       ==========

   Tax Equivalent Net Interest Income                      $106,999                        $ 88,714
                                                           ========                        ========

   Tax Equivalent Net Interest Income
      as a Percent of Earning Assets                                   4.85%                          4.90%
                                                                       ====                           ====

(1)  All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

PROVISION FOR LOAN LOSSES The provision for loan losses was $1.6 million and $2.5 million during the three months ended September 30, 2005 and 2004, respectively. During the nine-month periods ended September 30, 2005 and 2004, the provision was $5.7 million and $4.0 million, respectively. The level of our provision for loan losses reflects our assessment of the allowance for loan losses and the allowance for losses on unfunded commitments taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. (See "Portfolio loans and asset quality.")

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

Non-interest income totaled $10.9 million during the three months ended September 30, 2005, a $0.1 million increase from the comparable period in 2004. This increase was primarily due to increases in service charges on deposit accounts, VISA check card interchange income and real estate mortgage loan servicing income that were substantially offset by a decline in securities gains. Non-interest income increased to $31.8 million during the nine months ended September 30, 2005, from $29.5 million a year earlier due primarily to increases in service charges on deposits, VISA check card interchange income and real estate mortgage loan servicing income, partially offset by declines in gains on the sale of real estate mortgage loans and securities.

NON-INTEREST INCOME

                                           Three months ended   Nine months ended
                                             September 30,         September 30,
                                          -------------------   ------------------
                                            2005       2004       2005      2004
                                          --------   --------   -------   --------
                                                      (in thousands)
Service charges on deposit accounts        $ 5,042    $ 4,620   $14,042   $12,519
Net gains (losses) on asset sales
   Real estate mortgage loans                1,508      1,381     4,203     4,603
   Securities                                  (23)     1,561     1,228     2,056
Title insurance fees                           494        496     1,459     1,579
VISA check card interchange income             713        546     2,020     1,454
Bank owned life insurance                      393        363     1,150     1,091
Manufactured home loan origination fees
   and commissions                             294        314       905       923
Mutual fund and annuity commissions            276        332       973       975
Real estate mortgage loan servicing            836         77     2,074     1,158
Other                                        1,408      1,144     3,782     3,181
                                           -------    -------   -------   -------
   Total non-interest income               $10,941    $10,834   $31,836   $29,539
                                           =======    =======   =======   =======

Service charges on deposit accounts increased by 9.1% to $5.0 million and by 12.2% to $14.0 million during the three- and nine-month periods ended September 30, 2005, respectively, from the comparable periods in 2004. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations as well as (for the year to date comparative periods) our two bank acquisitions completed in mid-2004. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate of service charges on deposits to moderate in future periods.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans increased by $0.1 million during the three months ended September 30, 2005 from the same period in 2004 and decreased by $0.4 million on a year to date comparative basis. The changes in these gains reflects the changes in the volume of loan sales and the profit margin on such sales. The lower profit margin in 2005 compared to 2004 is primarily due to pricing pressures in the marketplace as mortgage lenders are competing for a smaller total market as a result of lower mortgage loan refinance activity. We expect these market conditions to persist for the balance of the year and into 2006.

REAL ESTATE MORTGAGE LOAN ACTIVITY

                                                       Three months ended    Nine months ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        2005       2004       2005       2004
                                                      --------   --------   --------   --------
                                                                    (in thousands)
Real estate mortgage loans originated                 $174,113   $163,707   $508,073   $522,702
Real estate mortgage loans sold                        101,703     80,576    285,576    287,206
Real estate mortgage loans sold with servicing
   rights released                                      11,945     14,070     33,467     38,315
Net gains on the sale of real estate mortgage loans      1,508      1,381      4,203      4,603
Net gains as a percent of real estate mortgage
   loans sold ("Loan Sale Margin")                        1.48%      1.71%      1.47%      1.60%
SFAS #133 adjustments included in the Loan
   Sale Margin                                            0.08%      0.13%      0.04%      0.02%

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

The third quarter of 2004 included approximately $1.6 million of net gains on securities sales compared to a small loss during the third quarter of 2005. During the third quarter of 2005 we incurred a small loss on security sales which included a $0.03 million other then temporary impairment charge recorded on Freddie Mac preferred stocks.

VISA check card interchange income increased in 2005 compared to 2004. These results can be primarily attributed to an increase in the size of our card base due to growth in checking accounts as well as the two bank acquisitions completed in 2004. In addition, the frequency of use of our VISA check card product by our customer base has increased due to our marketing efforts.

Manufactured home loan origination fees and commissions have stabilized in 2005 after several periods of decline. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. Given these challenges, we expect the level of revenue recorded in the first three quarters of 2005 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.

Real estate mortgage loan servicing generated income of $0.8 million and $2.1 million in the third quarter and first nine months of 2005 respectively, compared to $0.1 million and $1.2 million in the corresponding periods of 2004, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.

Activity related to capitalized mortgage loan servicing rights is as follows:

             CAPITALIZED REAL ESTATE MORTGAGE LOAN SERVICING RIGHTS

                                               Three months ended   Nine months ended
                                                  September 30,       September 30,
                                               ------------------   -----------------
                                                 2005       2004      2005      2004
                                               --------   -------   -------   -------
                                                           (in thousands)
Balance at beginning of period                  $12,315   $10,154   $11,360   $ 8,873
   Servicing rights acquired                                1,138               1,138
   Originated servicing rights capitalized          875       643     2,454     2,443
   Amortization                                    (510)     (376)   (1,468)   (1,457)
   (Increase)/decrease in impairment reserve        378      (436)      712       126
                                                -------   -------   -------   -------
Balance at end of period                        $13,058   $11,123   $13,058   $11,123
                                                -------   -------   -------   -------
Impairment reserve at end of period             $    54   $   596   $    54   $   596
                                                =======   =======   =======   =======

The changes in originated mortgage loan servicing rights capitalized correspond to the level of real estate mortgage loan sales and the types of loans sold. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each quarter end. At September 30, 2005, we were servicing approximately $1.5 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.85% and a weighted average service fee of 25.7 basis points.

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

Non-interest expense increased by $1.5 million to $27.0 million and increased by $6.7 million to $79.1 million during the three- and nine-month periods ended September 30, 2005, respectively, compared to the like periods in 2004. The first nine months of 2004 included certain non-recurring charges totaling approximately $3.7 million as described below. The previously mentioned two bank acquisitions in mid-2004 as well as growth associated with new branch offices and loan production offices account for much of the increases in non-interest expense for the first nine months of 2005 compared to 2004.

NON-INTEREST EXPENSE

                                    Three months ended   Nine months ended
                                       September 30,       September 30,
                                    ------------------   -----------------
                                      2005       2004      2005      2004
                                    --------   -------   -------   -------
                                                (in thousands)
Salaries                             $ 9,487   $ 8,816   $26,525   $24,207
Performance-based compensation
   and benefits                        2,089     1,452     6,207     4,216
Other benefits                         2,626     2,335     8,126     7,133
                                     -------   -------   -------   -------
   Compensation and employee
      benefits                        14,202    12,603    40,858    35,556
Occupancy, net                         2,182     1,981     6,523     5,618
Furniture and fixtures                 1,637     1,608     5,150     4,473
Mepco claims expense                                                 2,700
Data processing                        1,350     1,169     3,740     3,332
Advertising                            1,128     1,274     3,206     2,879
Loan and collection                    1,034     1,035     3,118     2,659
Communications                           989       917     2,973     2,582
Legal and professional                   729     1,155     2,082     1,995
Amortization of intangible assets        693       746     2,080     1,723
Supplies                                 537       461     1,761     1,561
Write-off of uncompleted software                                      977
Other                                  2,544     2,572     7,566     6,351
                                     -------   -------   -------   -------
   Total non-interest expense        $27,025   $25,521   $79,057   $72,406
                                     =======   =======   =======   =======

The increases in compensation and benefits in 2005 compared to 2004 are primarily attributable to an increased number of employees resulting from acquisitions and the addition of new branch and loan production offices as well as to merit pay increases and increases in certain employee benefit costs such as health care insurance. In addition the third quarter of 2005 includes a one-time charge of $0.4 million for early retirement benefits provided to our Chairman of the Board. Performance based compensation and benefits increased in 2005 compared to 2004 due primarily to an increased expected funding level for our employee stock ownership plan and higher incentive compensation.

We maintain performance-based compensation plans. In addition to commissions and cash incentive awards, such plans include employee stock ownership and employee stock option plans. In December 2004 the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS #123R") (See note #10 of Notes to Interim Consolidated Financial Statements). In general this accounting pronouncement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Originally this new requirement would have applied to us beginning on July 1, 2005, however the Securities and Exchange Commission recently extended the date to January 1, 2006.

Occupancy, furniture and fixtures, data processing, advertising, communications, supplies and other non-interest expenses all generally increased in 2005 compared to 2004 as a result of the growth of the organization through acquisitions and the opening of new branch and loan production offices. The increase in amortization of intangible assets for the year to date comparative period is a result of the previously mentioned bank acquisitions.

The level of loan and collection expense reflects costs associated with holding or disposal of other real estate and repossessed assets and collection costs associated primarily with non-performing loans.

The second quarter of 2004 included non-recurring charges at Mepco of $1.0 million for the write-off of uncompleted software and $2.7 million to establish a liability related to loan overpayments, as previously reported.

INCOME TAX EXPENSE Our effective income tax rate was relatively consistent between the quarterly comparative periods. The increase for the first nine months of 2005 compared to 2004 is primarily due to tax exempt interest income representing a lower percentage of pre-tax earnings and an increase in state income taxes due to higher earnings at Mepco. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.

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

                          CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated real estate mortgage loan servicing rights, derivative financial instruments, income taxes and goodwill are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.

We are required to assess our investment securities for "other than temporary impairment" on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the third quarter and first nine months of 2005 resulted in recording $0.03 million and $0.4 million of impairment charges, respectively, for other than temporary impairment on various investment securities within our portfolio (we recorded $0.1 million of such impairment charges during the first nine months of 2004). Currently the accounting profession (FASB) is considering the meaning of other than temporary impairment with respect to debt securities and has rescinded the effective date of certain portions of a recent accounting pronouncement (see note #10 of Notes to Interim Consolidated Financial Statements) that would have impacted this area. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.

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

At September 30, 2005 we had approximately $13.1 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. In particular, we use pay fixed interest-rate swaps to convert the variable rate cash flows on short-term or variable rate debt obligations to fixed rates. At September 30, 2005 we had approximately $319 million in fixed pay interest rate swaps being accounted for as cash flow hedges, thus permitting us to report the related unrealized gains or losses in the fair market value of these derivatives in other comprehensive income and subsequently reclassify such gains or losses into earnings as yield adjustments in the same period in which the related interest on the hedged item (primarily short-term or variable rate debt obligations) affect earnings. The fair market value of our fixed pay interest-rate swaps being accounted for as cash flow hedges is approximately $3.7 million at September 30, 2005.

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

At September 30, 2005 we had recorded $55.5 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the 2004 acquisitions of Midwest and North, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.

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

On September 30, 2004 we entered into an escrow agreement with the primary former shareholders of Mepco. This escrow agreement was entered into for the sole purpose of funding any obligations beyond the $2.7 million amount that we already had accrued. The escrow agreement gives us the right to have all or a portion of the escrow account distributed to us from time to time if the aggregate amount that we (together with any of our affiliates including Mepco) are required to pay to any third parties as a result of the matters being investigated exceeds $2.7 million. At September 30, 2005, the escrow account contained 90,766 shares of Independent Bank Corporation common stock (deposited by the primary former shareholders of Mepco) having an aggregate market value at that date of approximately $2.6 million. The escrow agreement contains provisions that require the addition or distribution of shares of Independent Bank Corporation common stock if the total market value of such stock in the escrow account falls below $2.25 million or rises above $2.75 million. As a result of the aforementioned escrow agreement as well as the $2.7 million accrual established in the second quarter of 2004, we do not expect any future liabilities (other than ongoing litigation costs) related to the Mepco investigation.

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

Item 4.

                             CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.
     With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the period ended September 30, 2005, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.
     During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 2. Unregistered sales of equity securities and use of proceeds

     The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2005 pursuant to the our share repurchase plan:

                                                                           Remaining
                                                     Total Number of       Number of
                                                     Shares Purchased       Shares
                                                       as Part of a     Authorized for
                 Total Number of    Average Price        Publicly       Purchase Under
    Period      Shares Purchased   Paid Per Share   Announced Plan(2)      the Plan
    ------      ----------------   --------------   -----------------   --------------
July 2005(1)            298             29.41                298
August 2005          21,000             29.67             21,000
Sept. 2005(1)           966             29.04                966
                     ------             -----             ------            -------
   Total             22,264             29.64             22,264            575,169
                     ======             =====             ======            =======

(1) Represents shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2) Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2005.

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


Date November 2, 2005                   By /s/ Robert N. Shuster
                                           -------------------------------------
                                           Robert N. Shuster,
                                           Principal Financial Officer


Date November 2, 2005                   By /s/ James J. Twarozynski
                                           -------------------------------------
                                           James J. Twarozynski,
                                           Principal Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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