Form 10-K
period 2005-12-31
INDEPENDENT BANK CORP /MI/
filed 2006-03-14
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 0-7818
INDEPENDENT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782

(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan	48846

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (616) 527-9450
Securities registered pursuant to Section 12(g) of the Act:
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
Yes ☑ No☐
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).
Act. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2005, was $555,133,983.
The number of shares outstanding of the Registrant’s common stock as of March 10, 2006 was 21,673,591.
Documents incorporated by reference
Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this annual report.
The Exhibit Index appears on Page 30

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
PART I
ITEM 1. BUSINESS
Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. We are registered under the Bank Holding Company Act of 1956, as amended, and own the outstanding stock of four banks (the “Banks”) which are all organized under the laws of the State of Michigan.
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
The following table shows each of our Banks and their total deposits and loans as of December 31, 2005:

	Main Office	Total	Total
Bank	Location	Deposits	Loans
Independent Bank	Bay City	$1,057,404,000	$1,077,030,000
Independent Bank West Michigan	Grand Rapids	615,926,000	619,013,000
Independent Bank South Michigan	Leslie(1)	411,278,000	331,756,000
Independent Bank East Michigan	Troy	569,490,000	556,531,000

(1)	We expect to relocate the main office to East Lansing, Michigan in the second quarter of 2006.

ITEM 1. BUSINESS (Continued)
On July 1, 2004 we completed the acquisition of North Bancorp, Inc. North was a commercial bank headquartered in Northern Michigan. North was merged into Independent Bank.
On May 31, 2004 we completed the acquisition of Midwest Guaranty Bancorp, Inc. Midwest was a commercial bank headquartered in southeast Michigan. Midwest was merged in Independent Bank East Michigan.
On April 15, 2003 we completed the acquisition of Mepco Insurance Premium Financing, Inc. Mepco is a 40-year old Chicago-based company that specializes in financing insurance premiums for businesses and provides payment plans for the purchase of vehicle service contracts to consumers. Mepco is operated as a wholly owned subsidiary of Independent Bank.
Our Banks transact business in the single industry of commercial banking. Most of our Banks’ offices provide full-service lobby and drive-thru services in the communities which they serve. Automatic teller machines are also provided at most locations.
Our Banks’ activities cover all phases of commercial banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, insurance premium financing and safe deposit box services. Our Banks’ mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries. Insurance premium financing activity and providing payment plans for the purchase of vehicle service contract to consumers are conducted through a separate subsidiary owned by one of our Banks. Our Banks also offer title insurance services through a separate subsidiary and provide investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Banks do not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Banks’ branch networks. The local economies of the communities served by our Banks are relatively stable and reasonably diversified. Our Banks serve their markets through their four main offices and a total of 89 branches, 4 drive-thru facilities and 18 loan production offices.
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
The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

	2005	2004	2003
Interest and fees on loans	72.7%	69.8%	65.3%
Other interest income	10.2	11.3	11.3
Non-interest income	17.1	18.9	23.4

	100.0%	100.0%	100.0%

As of December 31, 2005, we had 1,111 full-time employees and 282 part-time employees.
Supervision and Regulation
The following is a summary of certain statutes and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our Banks.

ITEM 1. BUSINESS (Continued)
General
Financial institutions and their holding companies are extensively regulated under Federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Services, Division of Financial Institutions (the “OFIS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted.
Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the depositors of our Banks, and the public, rather than our shareholders.
Federal law and regulations establish supervisory standards applicable to the lending activities of our Banks, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
Independent Bank Corporation
General. We are a bank holding company and, as such, are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, we are subject to periodic examination by the Federal Reserve, and are required to file periodic reports of operations and such additional information as the Federal Reserve may require.
In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support the subsidiary banks in circumstances where the bank holding company might not do so absent such policy.
In addition, if the OFIS deems a bank’s capital to be impaired, the OFIS may require a bank to restore its capital by special assessment upon a bank holding company, as the bank’s sole shareholder. If the bank holding company were to fail to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of that bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank’s capital.
Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Investments and Activities. In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets, and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

ITEM 1. BUSINESS (Continued)
In addition and subject to certain exceptions, the Change in the Bank Control Act (“Control Act”) and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days’ written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.
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
The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total assets of 3% for the most highly rated companies with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.
The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve has not advised us of any specific minimum Tier 1 Capital leverage ratio applicable to us.

ITEM 1. BUSINESS (Continued)
Included in our Tier 1 capital is $62.4 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). In March 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill (less any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 11 basis points at December 31, 2005 (this calculation assumes no transition period).
The Federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.
Dividends. Most of our revenues are received in the form of dividends paid by our Banks. Thus, our ability to pay dividends to our shareholders is indirectly limited by statutory restrictions on the ability of our Banks to pay dividends. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over subsidiary banks are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve to restrict the amount of dividends that an insured bank can pay which fails to meet specified capital levels.
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
Federal Securities Regulation. Our common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.
Our Banks
General. Our Banks are Michigan banking corporations and their deposit accounts are insured by the Bank Insurance Fund (“BIF”) of the FDIC. As BIF-insured Michigan chartered banks, our Banks are subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to our Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
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

ITEM 1. BUSINESS (Continued)
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category. If the actual reserve drops below the current mandated reserve of 1.25% then our BIF insurance assessments may increase.
FICO Assessments. Our Banks, as members of BIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”), which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.
OFIS Assessments. Michigan banks are required to pay supervisory fees to the OFIS to fund the OFIS’s operations. The amount of supervisory fees paid by a bank is based upon the bank’s total assets.
Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as our Banks: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

	Total	Tier 1
	Risk-Based	Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less
At December 31, 2005, each of our Bank’s ratios exceeded minimum requirements for the well-capitalized category.
Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

ITEM 1. BUSINESS (Continued)
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
Insider Transactions. Our Banks are subject to certain restrictions imposed by the Federal Reserve Act on “covered transactions” with us or our subsidiaries on investments in our stock or other securities issued by us or our subsidiaries and the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our Banks to their directors and officers, to our directors and officers and those of our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our Banks maintain a correspondent relationship.
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
Consumer Banking. Our Banks’ business includes making a variety of types of loans to individuals. In making these loans, our Banks are subject to State usury and regulatory laws and to various Federal statutes, including the privacy of consumer financial information provisions of the Gramm Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act, and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our Banks are subject to extensive regulation under state and Federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our Banks and their respective directors and officers.

ITEM 1. BUSINESS (continued)
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
Mepco Insurance Premium Financing, Inc.
Our subsidiary, Mepco Insurance Premium Financing, Inc., is engaged in the business of insurance premium financing and providing consumers with payment plans to purchase vehicle service contracts throughout the United States. Most States specifically regulate premium financing, including requiring premium finance companies to be licenced, limiting the amount of finance and other charges that can be imposed on borrowings and regulating the refund of unearned premiums. In addition to being subject to these laws, Mepco is subject to other federal and state laws generally applicable to lending and related activities.
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at www.ibcp.com as soon as reasonably practicable after filing with the SEC.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE

I.	(A)	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;

	(B)	INTEREST RATES AND INTEREST DIFFERENTIAL

	(C)	INTEREST RATES AND DIFFERENTIAL
The information set forth in the tables captioned “Average Balances and Tax Equivalent Rates” and “Change in Tax Equivalent Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
II. INVESTMENT PORTFOLIO
     (A) The following table sets forth the book value of securities at December 31:

	2005	2004	2003
	(in thousands)
Available for sale
U.S. Treasury	$4,873	$9,924	$301
States and political subdivisions	257,840	244,488	197,791
Mortgage-backed	162,461	222,454	138,986
Other asset-backed	15,339	23,577	33,130
Trust preferred	12,498	19,916	31,078
Preferred stock	28,337	25,913	30,263
Corporate		2,000	21,909
Other	2,099	2,636	538

Total	$483,447	$550,908	$453,996

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
II. INVESTMENT PORTFOLIO (Continued)
     (B) The following table sets forth contractual maturities of securities at December 31, 2005 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for sale
U.S. Treasury			$4,873	3.09%
States and political subdivisions	11,291	7.59%	53,209	6.95	$63,073	7.15%	$130,267	6.46%
Mortgage-backed	2,826	7.12	154,865	4.91	4,759	3.51	11	9.50
Other asset-backed			13,506	6.39	1,833	7.72
Trust preferred							12,498	7.24
Preferred stock							28,337	6.26
Corporate Other securities	—		99	3.20	—		2,000	3.44

Total	$14,117	7.49%	$226,552	5.44%	$69,665	6.91%	$173,113	6.45%

Tax equivalent adjustment for calculations of yield	$300		$1,277		$1,577		$3,410

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

	Tax-Exempt		Rate on Tax
	Rate	Adjustment	Equivalent Basis
Available for sale
Under 1 year	4.93%	2.66%	7.59%
1-5 years	4.55	2.40	6.95
5-10 years	4.65	2.50	7.15
After 10 years	4.27	2.15	6.42

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III. LOAN PORTFOLIO
     (A) The following table sets forth total loans outstanding at December 31:

	2005	2004	2003	2002	2001
	(in thousands)
Loans held for sale	$28,569	$38,756	$32,642	$129,577	$77,220
Real estate mortgage	852,742	773,609	681,602	601,799	661,462
Commercial	1,030,095	931,251	603,558	536,715	482,046
Installment	304,053	266,042	234,562	242,928	241,176
Finance receivables	368,871	254,388	147,671

Total Loans	$2,584,330	$2,264,046	$1,700,035	$1,511,019	$1,461,904

     The loan portfolio is periodically and systematically reviewed, and the results of these reviews are reported to our Boards of Directors. The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with consumer protection laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.
     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2005:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Real estate mortgage	$84,711	$60,552	$4,914	$150,177
Commercial	600,047	358,975	71,073	1,030,095
Finance receivables	257,756	111,115		368,871

Total	$942,514	$530,642	$75,987	$1,549,143

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2005:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$470,540	$60,102	$530,642
Due after five years	73,941	2,046	75,987

Total	$544,481	$62,148	$606,629

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III. LOAN PORTFOLIO (Continued)
     (C) The following table sets forth non-performing loans at December 31:

	2005	2004	2003	2002	2001
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$13,057	$11,804	$9,122	$5,738	$5,990

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	4,862	3,123	3,284	3,961	2,771

(c) Loans not included above which are “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15 (2)	84	218	335	270	285

Total non-performing loans	$18,003	$15,145	$12,741	$9,969	$9,046

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $1,705,000 would have been earned in 2005 had loans in categories (a) and (c) remained at their original terms; however, only $547,000 was included in interest income for the year with respect to these loans.
     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $1,500,000 at December 31, 2005. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to our Banks.
     At December 31, 2005, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).
     There were no other interest-bearing assets at December 31, 2005, that would be required to be disclosed above (Item III(C)), if such assets were loans.
     There were no foreign loans outstanding at December 31, 2005.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV. SUMMARY OF LOAN LOSS EXPERIENCE
     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2005	2004	2003
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,584,330	$2,264,046	$1,700,035

Average total loans outstanding for the year (net of unearned fees)	$2,429,957	$2,012,181	$1,623,565

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$24,737	$1,846	$16,836	$892	$15,830	$875

Loans charged-off
Real estate mortgage	1,611		677		413
Commercial	5,141		849		1,628
Installment	4,246		3,194		2,412
Finance receivables	361		221		160

Total loans charged-off	11,359		4,941		4,613

Recoveries of loans previously charged-off
Real estate mortgage	97		39		115
Commercial	226		190		216
Installment	1,195		1,012		756
Finance receivables	42		10

Total recoveries	1,560		1,251		1,087

Net loans charged-off	9,799		3,690		3,526
Additions to allowance charged to operating expense	8,097	(26)	3,355	954	4,015	17
Allowance on loans from businesses acquired			8,236		517

Balance at end of year	$23,035	$1,820	$24,737	$1,846	$16,836	$892

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.40%		.18%		.22%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	.89		1.09		.99

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2002	2001
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,511,019	$1,461,904

Average total loans outstanding for the year (net of unearned fees)	$1,437,925	$1,428,194

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$15,286	$881	$13,509	$473

Loans charged-off
Real estate mortgage	626		125
Commercial	1,002		514
Installment	2,129		1,557

Total loans charged-off	3,757		2,196

Recoveries of loans previously charged-off
Real estate mortgage	46		5
Commercial	73		65
Installment	614		574

Total recoveries	733		644

Net loans charged-off	3,024		1,552
Additions to allowance charged to operating expense	3,568	(6)	3,329	408
Allowance on loans from business acquired

Balance at end of year	$15,830	$875	$15,286	$881

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.21%		.11%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.05		1.05
     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.
     Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
     (B) Our Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

	2005		2004		2003
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
			(dollars in thousands)
Commercial	$11,735	39.9%	$13,640	41.1%	$8,088	35.5%
Real estate mortgage	1,156	34.1	988	35.9	442	42.0
Installment	2,835	11.8	2,769	11.8	1,299	13.8
Finance receivables	851	14.2	964	11.2	699	8.7
Unallocated	6,458		6,376		6,308

Total	$23,035	100.0%	$24,737	100.0%	$16,836	100.0%

	2002		2001
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
		(dollars in thousands)
Commercial	$7,543	35.5%	$8,183	33.0%
Real estate mortgage	464	48.4	278	50.5
Installment	1,311	16.1	1,279	16.5
Unallocated	6,512		5,546

Total	$15,830	100.0%	$15,286	100.0%

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
V. DEPOSITS
     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2005		2004		2003
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(dollars in thousands)
Non-interest bearing demand	$283,670		$240,800		$183,032
Savings and NOW	871,599	0.96%	805,885	0.56%	688,697	0.71%
Time deposits	1,226,727	3.18	912,285	2.61	741,731	3.09

Total	$2,381,996	1.99%	$1,958,970	1.45%	$1,613,460	1.72%

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2005:

(in thousands)
Three months or less	$422,785
Over three through six months	117,597
Over six months through one year	81,229
Over one year	519,893

Total	$1,141,504

VI. RETURN ON EQUITY AND ASSETS
     The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2005	2004	2003	2002	2001
Net income as a percent of
Average common equity	19.12%	19.42%	24.89%	21.34%	18.52%
Average total assets	1.45	1.42	1.69	1.52	1.35

Dividends declared per share as a percent of diluted net income per share	35.75	35.87	31.55	30.38	32.28

Average shareholders’ equity as a percent of average total assets	7.61	7.31	6.80	7.14	7.28
     Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference..
VII. SHORT-TERM BORROWINGS
     Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference in Item 8, Part II of this report.

ITEM 1A. RISK FACTORS
We have credit risk inherent in our asset portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses. Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.
In the near term, our strategy is to continue to expand our commercial lending activities in the markets in which we currently operate. We may also pursue opportunities to expand into new markets outside our traditional markets by establishing offices staffed by commercial loan officers who come to us from other commercial banks in these new markets. We cannot be sure that our loan loss experience with any new borrowers in these newer markets will be consistent with our loan loss experience in our traditional markets. Our actual loan loss experience in these markets may cause us to increase our reserves.
In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
We have credit risk inherent in our securities portfolio. We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, corporate securities, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, we may, in the future, experience losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.
The operation of an insurance premium and vehicle warranty finance business is relatively new to us, involves unique operational risks, and could expose us to significant losses. One of our subsidiaries, Mepco Insurance Premium Financing, Inc., is engaged in the business of financing insurance premiums and vehicle warranties on a national basis. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our banks. Mepco also faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new originations.
We acquired Mepco in April of 2003 and therefore have only limited experience in operating a finance company of this nature. Our future performance may be adversely affected if we fail to successfully manage Mepco. Mepco’s business is highly specialized, and its success will depend largely on the continued services of its executives and other key employees familiar with its business.
In addition, because financing in this market is conducted primarily through relationships with a large number of unaffiliated insurance agents and automobile warranty administrators and because the borrowers are located nationwide, risk management and general supervisory oversight is generally more difficult than in our banks. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of significant loss in this business.

ITEM 1A. RISK FACTORS (continued)
Our mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that we do not control, such as market interest rates. A meaningful portion of our revenues are derived from gains on the sale of real estate mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. As we have experienced in the last two years, as market interest rates continue to stabilize and/or rise, our level of mortgage loan refinancing activity has declined, resulting in lower levels of real estate mortgage loan originations, sales, and gains on such sales.
Fluctuations in interest rates could reduce our profitability. We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected.
We are unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:
–	inflation or deflation rates;

–	levels of business activity;

–	recession;

–	unemployment levels;

–	money supply;

–	domestic or foreign events; and

–	instability in domestic and foreign financial markets.
Changes in accounting standards could impact our reported earnings. Financial accounting and reporting standards are periodically changed by the Financial Accounting Standards Board (FASB), the SEC, and other regulatory authorities. Such changes affect how we are required to prepare and report our consolidated financial statements. These changes are often hard to predict and may materially impact our reported financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
Our operations may be adversely affected if we are unable to secure adequate funding; our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility. We rely on wholesale funding, including our revolving credit facility, Federal Home Loan Bank borrowings, and brokered deposits, to augment our core deposits to fund our business. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our commercial and consumer finance operations. The continued availability to us of these funding sources is uncertain, and brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

ITEM 1A. RISK FACTORS (continued)
We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our strategies. We do not have employment or non-compete agreements with any of these key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
Competition with other financial institutions could adversely affect our profitability. We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on bank holding companies. As a result, these non-bank competitors may have an advantage over us in providing certain services, and this competition may reduce or limit our margins on banking services, reduce our market share, and adversely affect our results of operations and financial condition.
Changes in economic conditions could adversely affect our loan portfolio. Our success depends to a great extent upon the general economic conditions in Michigan’s lower peninsula. We have in general experienced a slowing economy in Michigan since 2001. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Michigan’s lower peninsula. Our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted by local economic conditions.
An economic slowdown could have many adverse consequences, including the following:
–	Loan delinquencies may increase;

–	Problem assets and foreclosures may increase;

–	Demand for our products and services may decline; and

–	Collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.
We may be unable to maintain our historical growth rate, which may adversely impact our results of operation and financial condition. To achieve our growth, we have opened additional branches and acquired other financial institutions and branches. We may be unable to sustain our historical rate of growth or may not even be able to grow at all, and we may encounter difficulties obtaining the funding necessary to support our growth. Various factors, such as economic conditions, competition, and regulatory considerations, may impede or prohibit the opening of new branch offices. In addition, we may have difficulty identifying suitable financial institutions and other non-banking entities that we desire to acquire that are available for sale. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.
We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our banks and their operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority, and operations, which could increase our costs of doing business and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We and our Banks operate a total of 123 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Banks’ business or to the consolidated financial statements.
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
In May 2004, we received an unsolicited anonymous letter regarding certain business practices at Mepco, which was acquired in April 2003 and is now a wholly-owned subsidiary of Independent Bank. We processed this letter in compliance with our Policy Regarding the Resolution of Reports on the Company’s Accounting, Internal Controls and Other Business Practices. Under the direction of our Audit Committee, special legal counsel was engaged to investigate the matters raised in the anonymous letter. This investigation was completed during the first quarter of 2005, and we determined that any amounts or issues relating to the period after our April 2003 acquisition of Mepco were not significant.
The potential amount of liability related to periods prior to our April 2003 acquisition date has been determined to not exceed approximately $4.5 million. This potential liability primarily encompasses funds that may be due to former customers of Mepco related to loan overpayments or unclaimed funds that may be subject to escheatment. Prior to our acquisition, Mepco had erroneously recorded these amounts as revenue over a period of several years. The final liability may, however, be less, depending on the facts related to each loan account, the application of the law to those facts and the applicable state escheatment requirements for unclaimed funds. In the second quarter of 2004 we recorded a liability of $2.7 million with a corresponding charge to earnings (included in non-interest expenses) for potential amounts due to third parties (either former loan customers or to states for the escheatment of unclaimed funds). We have been engaged in a process of reviewing individual account records at Mepco to determine the appropriate amount (if any) due to a customer. As of December 31, 2005 we have sent out approximately $1.4 million as a result of this review process.
On September 30, 2004 we entered into an escrow agreement with the primary former shareholders of Mepco. This escrow agreement was entered into for the sole purpose of funding any obligations beyond the $2.7 million amount that we already had accrued. The escrow agreement gives us the right to have all or a portion of the escrow account distributed to us from time to time if the aggregate amount that we (together with any of our affiliates including Mepco) are required to pay to any third parties as a result of the matters being investigated exceeds $2.7 million. At December 31, 2005, the escrow account contained 90,766 shares of Independent Bank Corporation common stock (deposited by the primary former shareholders of Mepco) having an aggregate market value at that date of approximately $2.5 million. The escrow agreement contains provisions that require the addition or distribution of shares of Independent Bank Corporation common stock if the total market value of such stock in the escrow account falls below $2.25 million or rises above $2.75 million. As a result of the aforementioned escrow agreement as well as the $2.7 million accrual established in the second quarter of 2004, we do not expect any future liabilities (other than ongoing litigation costs) related to the Mepco investigation.
The terms of the agreement under which we acquired Mepco, obligates the former shareholders of Mepco to indemnify us for existing and resulting damages and liabilities from pre-acquisition activities at Mepco. On April

ITEM 3. LEGAL PROCEEDINGS(continued)
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
On March 23, 2005 Edward M. Walder and Paul M. Walder (collectively the “Walders”) filed suit against Independent Bank Corporation and Mepco in the Circuit Court of Cook County, Illinois. In general, the suit alleges various breaches of the merger agreement between Independent Bank Corporation and Mepco, the employment agreements with the Walders and the above mentioned escrow agreement. The suit seeks unspecified damages and rescission of the merger agreement, covenants not to compete and the escrow agreement. We believe that the suit filed by the Walders is without merit and have vigorously defended this matter.
On May 25, 2005 Independent Bank Corporation and Mepco filed suit against the Walders and their respective trusts in Ionia County Circuit Court. In general the suit seeks to enforce our indemnification rights under the merger agreement and seeks damages as a result of the Walders breach of the merger agreement and misrepresentations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ADDITIONAL ITEM — EXECUTIVE OFFICERS
Our executive officers are appointed annually by our Board of Directors at the meeting of Directors preceding the Annual Meeting of Shareholders. There are no family relationships among these officers and/or our Directors nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The following sets forth certain information with respect to our executive officers and certain key officers of our subsidiaries (included for information purposes only) at December 31, 2005.

		First elected
		as an executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (50)	President, Chief Executive Officer and Director	1993

Robert N. Shuster (48)	Executive Vice President and Chief Financial Officer	1999

Edward B. Swanson (52)	President and Chief Executive Officer – Independent Bank South Michigan	1989

William B. Kessel (41)	President and Chief Executive Officer – Independent Bank	2004

Ronald L. Long (46)	President and Chief Executive Officer – Independent Bank East Michigan	1993

David C. Reglin (46)	President and Chief Executive Officer – Independent Bank West Michigan	1998

Peter R. Graves (48)	Senior Vice President, Commercial Loans Independent Bank Corporation	1999

Richard E. Butler (54)	Senior Vice President, Operations – Independent Bank Corporation	1998

James J. Twarozynski (40)	Senior Vice President, Controller – Independent Bank Corporation	2002

Charles F. Schadler (57)	Senior Vice President, Internal Auditor Independent Bank Corporation	2005
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
Prior to being named President and Chief Executive Officer of Independent Bank in 2004, Mr. Kessel was Senior Vice President since 1996.
Prior to being named Senior Vice President in 2002, Mr. Twarozynski was Vice President and Controller.
Prior to being named Senior Vice President in 2005, Mr. Schadler was Vice President and Internal Auditor.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Quarterly Summary “ in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2005 pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased	Paid Per Share	Announced Plan(2)	the Plan(3)

October 2005(1)	331	$28.59	331
November 2005	300,000	27.90	300,000
December 2005(1)	999	27.23	999

Total	301,330	$27.90	301,330	0

(1)	All of the shares purchased were used to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan, announced February 9, 2005, authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expired on December 31, 2005.

(3)	The stock purchase plan announced February 9, 2005 expired on December 31, 2005 in accordance with its stated expiration date. A new stock purchase plan to commence January 1, 2006, was announced November 21, 2005, authorizing the purchase up to 750,000 shares of our common stock. This purchase plan expires on December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, management’s report on internal controls, and the independent auditor’s reports are set forth in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
Management’s Annual Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption “Quarterly Financial Data” in our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2005 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.
2.	Management’s Annual Report on Internal Control Over Financial Reporting under Item 8 hereof is included in the 2005 Annual Report under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and is incorporated herein by reference. The Company’s registered public accounting firm’s attestation on that Report is also included in the 2005 Annual Report under the first captioned Report of Independent Registered Public Accounting Firm under item 8 hereof and is incorporated herein by reference.

3.	There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS — The information with respect to our Directors, set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders is incorporated herein by reference.
EXECUTIVE OFFICERS — Reference is made to additional item under Part I of this report on Form 10-K.
We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. A copy of our Code of Ethics is posted on our website at www.ibcp.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Summary Compensation Table”, “Option Grants in 2005” and “Aggregated Stock Option Exercises in 2005 and Year End Option Values” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Compensation Committee Report on Executive Compensation” in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Voting Securities and Record Date”, “Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information under the captions “Shareholder Return Performance Graph” and “Compensation Committee Report on Executive Compensation” in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Incentive Share Grant Plan, Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2005.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights (1)	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,520,000	$20.63	453,000

Equity compensation plan not approved by security holders	None		None

(1)	We have not granted warrants or rights applicable to this chart.
PART III.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information set forth under the caption “Transactions Involving Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Audit Matters and Our Relationship With Our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Report of our Audit Committee” in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 25, 2006 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Financial Statement Schedules
		Report of predecessor accountant (KPMG LLP)

	3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
		The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2006.
INDEPENDENT BANK CORPORATION

/s/ Michael M. Magee, Jr.	Michael M. Magee, Jr., President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert N. Shuster	Robert N. Shuster, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James J. Twarozynski	James J. Twarozynski, Senior Vice President and Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated. Each director whose signature appears below hereby appoints Michael M. Magee, Jr. and Robert N. Shuster and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Commission any and all amendments to this Report on Form 10-K.

Donna A. Banks, Director

Jeffrey A. Bratsburg, Director	/s/ Jeffrey A. Bratsburg	March 10, 2006

Stephen L. Gulis, Jr., Director	/s/ Stephen L. Gulis, Jr.	March 6, 2006

Terry L. Haske, Director	/s/ Terry L. Haske	March 8, 2006

Robert L. Hetzler, Director	/s/ Robert L. Hetzler	March 7, 2006

Michael M. Magee, Director	/s/ Michael M. Magee, Jr.	March 13, 2006

James E. McCarty, Director	/s/ James E. McCarty	March 8, 2006

Charles A. Palmer, Director

Charles C. Van Loan, Director	/s/ Charles C. Van Loan	March 13, 2006

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Independent Bank Corporation:
We have audited the accompanying consolidated statement of financial condition of Independent Bank Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

Detroit, Michigan
March 4, 2005

EXHIBIT INDEX
Exhibit number and description

EXHIBITS FILED HEREWITH
10	Independent Bank Corporation Long-term Incentive Plan, as amended through April 26, 2005.

13	Annual report, relating to the April 25, 2006 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (Crowe Chizek and Company LLC)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

24	Power of Attorney (Included on page 28).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBITS INCORPORATED BY REFERENCE
2.1	Agreement and plan of merger between Independent Bank Corporation and Midwest Guaranty Bancorp, Inc., dated February 4, 2004 (incorporated herein by reference to Appendix A to our Form S-4 Registration Statement dated March 23, 2004, filed under Registration No. 333-113854).
2.2	Agreement and plan of merger between Independent Bank Corporation and North Bancorp, Inc., dated March 4, 2004 (incorporated herein by reference to Appendix A to our amended Form S-4 Registration Statement dated May 21, 2004, filed under Registration No. 333-114782).
3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to our report on Form 10-Q for the quarter ended June 30, 1994).
3.1(a)	Amendments to Article III and Article VI of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) to our report on Form 10-K for the year ended December 31, 2000).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to our report on Form 10-Q for the quarter ended June 30, 1994).
4	Automatic Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated herein by reference to our Form S-3 Registration Statement dated May 24, 2002, filed under Registration No. 3380088).
4.1	Certificate of Trust of IBC Capital Finance II dated February 26, 2003 (incorporated herein by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2003).

EXHIBIT INDEX (Continued)
4.2	Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003 (incorporated herein by referrence to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.3	Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.4	Preferred Securities Guarantee Agreement dated March 19, 2003 (incorporated herein by reference to Exhibit 4.4 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.5	Agreement as to Expenses and Liabilities dated March 19, 2003 (incorporated herein by reference to Exhibit 4.5 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.6	Indenture dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.7	8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).
10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).
10.2	The form of Indemnity Agreement approved by our shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).
10.3*	Non-Employee Director Stock Option Plan, as amended, approved by our shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).
10.4*	Employee Stock Option Plan, as amended, approved by our shareholders at its April 17, 2000 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).
10.5	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).
10.6	Agreement and Plan of Merger by and among Independent Bank Corporation, IBC Merger Co., Mepco Insurance Premium Financing, Inc., and the shareholders of Mepco Insurance Premium Financing, Inc., dated February 24, 2003 (incorporated herein by reference to Exhibit 99.2 to our Form 8-K dated February 24, 2003).
10.7	Escrow Agreement, dated September 30, 2004, made by and among Independent Bank Corporation, The Edward M. Walder Trust and The Paul M. Walder Trust, and J.P. Morgan Trust Company, N.A.

*	Represents a compensation plan.