Form 10-Q
period 2006-03-31
INDEPENDENT BANK CORP /MI/
filed 2006-05-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
Commission file number 0-7818
INDEPENDENT BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2032782

(State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
230 West Main Street, P.O. Box 491, Ionia, Michigan 48846

(Address of principal executive offices)
(616) 527-9450
(Registrant’s telephone number, including area code)
NONE

Former name, address and fiscal year, if changed since last report.
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES ☑       NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	21,841,042

Class	Outstanding at May 5, 2006

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$62,117	$67,586
Securities available for sale	470,844	483,447
Federal Home Loan Bank stock, at cost	17,322	17,322
Loans held for sale	29,643	28,569
Loans
Commercial	1,040,145	1,030,095
Real estate mortgage	860,855	852,742
Installment	312,254	304,053
Finance receivables	401,692	368,871

Total Loans	2,614,946	2,555,761
Allowance for loan losses	(23,494)	(23,035)

Net Loans	2,591,452	2,532,726
Property and equipment, net	65,568	63,173
Bank owned life insurance	39,870	39,451
Goodwill	56,417	55,946
Other intangibles	10,086	10,729
Accrued income and other assets	59,455	56,899

Total Assets	$3,402,774	$3,355,848

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$284,925	$295,151
Savings and NOW	879,268	861,277
Time	1,526,784	1,484,629

Total Deposits	2,690,977	2,641,057
Federal funds purchased	133,215	80,299
Other borrowings	170,163	227,047
Subordinated debentures	64,197	64,197
Financed premiums payable	42,143	35,378
Accrued expenses and other liabilities	53,312	59,611

Total Liabilities	3,154,007	3,107,589

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—30,000,000 shares authorized; issued and outstanding: 21,724,605 shares at March 31, 2006 and 21,991,001 shares at December 31, 2005	21,725	21,991
Capital surplus	172,772	179,913
Retained earnings	49,701	41,486
Accumulated other comprehensive income	4,569	4,869

Total Shareholders’ Equity	248,767	248,259

Total Liabilities and Shareholders’ Equity	$3,402,774	$3,355,848

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands,
	except per share amounts)
Interest Income
Interest and fees on loans	$49,917	$41,185
Securities available for sale
Taxable	2,848	3,692
Tax-exempt	2,869	2,568
Other investments	223	212

Total Interest Income	55,857	47,657

Interest Expense
Deposits	17,971	9,174
Other borrowings	4,324	4,962

Total Interest Expense	22,295	14,136

Net Interest Income	33,562	33,521
Provision for loan losses	1,586	1,606

Net Interest Income After Provision for Loan Losses	31,976	31,915

Non-interest Income
Service charges on deposit accounts	4,242	4,042
Mepco litigation settlement	2,800
Net gains (losses) on assets
Real estate mortgage loans	1,026	1,388
Securities		(32)
Title insurance fees	442	497
Manufactured home loan origination fees and commissions	239	274
VISA check card interchange income	791	622
Real estate mortgage loan servicing	653	1,064
Other income	2,119	1,870

Total Non-interest Income	12,312	9,725

Non-interest Expense
Compensation and employee benefits	14,003	13,479
Occupancy, net	2,768	2,238
Furniture, fixtures and equipment	1,831	1,798
Mepco claims expense	1,700
Other expenses	8,488	8,511

Total Non-interest Expense	28,790	26,026

Income Before Income Tax	15,498	15,614
Income tax expense	3,155	4,313

Net Income	$12,343	$11,301

Net Income Per Share
Basic	$.57	$.51
Diluted	.56	.50
Dividends Per Common Share
Declared	$.20	$.18
Paid	.19	.16
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Net Income	$12,343	$11,301

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	61,273	89,306
Disbursements for loans held for sale	(61,321)	(90,819)
Provision for loan losses	1,586	1,606
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(2,696)	(2,780)
Net gains on sales of real estate mortgage loans	(1,026)	(1,388)
Net losses on securities		32
Deferred loan fees	(53)	(308)
Increase in accrued income and other assets	(3,039)	(288)
Increase (decrease) in accrued expenses and other liabilities	(6,433)	33

	(11,709)	(4,606)

Net Cash from Operating Activities	634	6,695

Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale		7,876
Proceeds from the maturity of securities available for sale	2,622	2,448
Principal payments received on securities available for sale	9,530	12,099
Purchases of securities available for sale	(400)	(22,208)
Portfolio loans originated, net of principal payments	(54,542)	(95,705)
Capital expenditures	(4,579)	(2,787)

Net Cash used in Investing Activities	(47,369)	(98,277)

Cash Flow from Financing Activities
Net increase in total deposits	51,622	171,110
Net increase in short-term borrowings	21,093	43,721
Proceeds from Federal Home Loan Bank advances	700	49,000
Payments of Federal Home Loan Bank advances	(25,261)	(171,488)
Repayment of long-term debt	(500)	(500)
Net increase (decrease) in financed premiums payable	6,765	(7,039)
Dividends paid	(4,188)	(3,404)
Repurchase of common stock	(9,178)
Proceeds from issuance of common stock	213	711

Net Cash from Financing Activities	41,266	82,111

Net Decrease in Cash and Cash Equivalents	(5,469)	(9,471)
Cash and Cash Equivalents at Beginning of Period	67,586	72,815

Cash and Cash Equivalents at End of Period	$62,117	$63,344

Cash paid during the period for
Interest	$22,470	$13,215
Income taxes	63	3,252
Transfer of loans to other real estate	565	892
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Three months ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Balance at beginning of period	$248,259	$230,292
Net income	12,343	11,301
Cash dividends declared	(4,128)	(4,047)
Issuance of common stock	1,771	1,212
Repurchase of common stock	(9,178)
Net change in accumulated other comprehensive income, net of related tax effect	(300)	366

Balance at end of period	$248,767	$239,124

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2006 and December 31, 2005, and the results of operations for the three-month periods ended March 31, 2006 and 2005. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2005 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $21.6 million at March 31, 2006, and $18.0 million at December 31, 2005. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).
3. Comprehensive income for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Net income	$12,343	$11,301
Net change in unrealized gain on securities available for sale, net of related tax effect	(428)	(1,244)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	213	1,610
Reclassification adjustment for accretion on settled derivative financial instruments	(85)

Comprehensive income	$12,043	$11,667

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Gain (loss) reclassified into earnings	$	$(32)
Federal income tax expense (benefit) as a result of the reclassification of these amounts from comprehensive income		(11)
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:
As of or for the three months ended March 31,

	IB	IBWM	IBSM	IBEM	Mepco(1)	Other(2)	Elimination	Total
	(in thousands)
2006
Total assets	$1,029,276	$727,604	$490,211	$724,119	$432,301	$346,789	$(347,526)	$3,402,774
Interest income	15,771	12,301	7,490	11,284	9,178	5	(172)	55,857
Net interest income	9,901	8,383	4,448	7,296	5,088	(1,512)	(42)	33,562
Provision for loan losses	340	232	542	218	254			1,586
Income (loss) before income tax	4,706	4,736	1,963	2,520	573	979	21	15,498
Net income (loss)	3,603	3,326	1,579	1,899	355	1,605	(24)	12,343

2005
Total assets	$1,194,082	$524,238	$436,554	$686,981	$335,351	$325,109	$(314,968)	$3,187,347
Interest income	17,123	7,558	5,837	9,377	7,771	5	(14)	47,657
Net interest income	12,266	5,727	3,940	7,108	5,891	(1,411)		33,521
Provision for loan losses	(362)	94	1,280	318	276			1,606
Income (loss) before income tax	7,400	3,522	1,071	2,628	3,439	(2,294)	(152)	15,614
Net income (loss)	5,356	2,510	951	1,980	2,047	(1,391)	(152)	11,301

(1)	2006 net income includes $1.7 million of non-interest expense related to the settlement of litigation involving the former owners of Mepco.

(2)	Includes items relating to the Registrant and certain insignificant operations. 2006 net income includes $2.8 million of non-interest income related to the settlement of litigation involving the former owners of Mepco. This amount was not taxable.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.
A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2006	2005
	(in thousands, except per share amounts)
Net income	$12,343	$11,301

Shares outstanding	21,846	22,290
Effect of stock options	324	418
Stock units for deferred compensation plan for non-employee directors	49	47

Shares outstanding for calculation of diluted earnings per share	22,219	22,755

Net income per share
Basic	$.57	$.51
Diluted	.56	.50
Weighted average stock options outstanding that were anti-dilutive totaled 0.5 million and 0.1 million for the three-months ended March 31, 2006 and 2005, respectively.
Per share data has been restated for a 5% stock dividend in 2005.
6. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS #133”) which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	March 31, 2006
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Fair Value Hedge — pay variable interest-rate swap agreements	$383,159	3.4	$(9,032)

Cash Flow Hedge
Pay fixed interest-rate swap agreements	$201,500	1.3	$3,082
Interest-rate cap agreements	177,000	2.8	2,000

	$378,500	2.0	$5,082

No hedge designation
Pay variable interest-rate swap agreements	$35,000	0.7	(98)
Interest-rate cap agreements	10,000	2.5	110
Rate-lock real estate mortgage loan commitments	45,366	0.1	(127)
Mandatory commitments to sell real estate mortgage loans	45,580	0.1	218

Total	$135,946	0.4	$103

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
We use variable rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in cash flows due to changes in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps and interest-rate cap agreements.
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate caps, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable rate debt with an established maximum rate.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $1.9 million, net of tax, of unrealized gains on Cash Flow Hedges at March 31, 2006 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2006 is 6.2 years.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Certain financial derivative instruments are not designated as hedges. The fair value of these derivative financial instruments have been recorded on our balance sheet and are adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of derivative financial instruments not designated as hedges, are recognized currently in earnings.
In the ordinary course of business, we enter into rate-lock real estate mortgage loan commitments with customers (“Rate Lock Commitments”). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell real estate mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of real estate mortgage loans. We obtain market prices from an outside third party on Mandatory Commitments and Rate Lock Commitments. Net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2006 and 2005 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
		(in thousands)
Change in fair value during the three-month period ended March 31, 2006

Interest-rate swap agreements not designated as hedges	$(62)		$(62)
Interest-rate cap agreements not designated as hedges	29		29
Rate Lock Commitments	(160)		(160)
Mandatory Commitments	316		316
Ineffectiveness of Fair value hedges	6		6
Cash flow hedges		$(632)	(632)
Reclassification adjustment		829	829

Total	129	197	326
Income tax	45	69	114

Net	$84	$128	$212

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three-month period ended March 31, 2005

Interest-rate swap agreements not designated as hedges	$(58)		$(58)
Rate Lock Commitments	346		346
Mandatory Commitments	236		236
Ineffectiveness of cash flow hedges	(6)		(6)
Cash flow hedges		$2,776	2,776
Reclassification adjustment		(299)	(299)

Total	518	2,477	2,995
Income tax	181	867	1,048

Net	$337	$1,610	$1,947

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS #141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS #142”) effects how organizations account for business combinations and for the goodwill and intangible assets that arise from those combinations or are acquired otherwise.
Intangible assets, net of amortization, were comprised of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Core deposit	$20,545	$12,202	$20,545	$11,709
Customer relationship	2,604	1,774	2,604	1,700
Covenants not to compete	1,520	607	1,520	531

Total	$24,669	$14,583	$24,669	$13,940

Unamortized intangible assets - Goodwill	$56,417		$55,946

Based on our review of goodwill recorded on the Statement of Financial Condition, no impairment existed as of March 31, 2006.
Amortization of intangibles has been estimated through 2011 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Nine months ended December 31, 2006	$1,929
Year ending December 31:
2007	2,382
2008	2,061
2009	966
2010	729
2011 and thereafter	2,019

Total	$10,086

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill by reporting segment for the three months ended March 31, 2006 and 2005 were as follows:

	IB		IBWM	IBSM	IBEM	Mepco		Other(1)		Total
	(dollars in thousands)
Goodwill
Balance, December 31, 2005	$9,560		$32		$23,205	$22,806		$343		$55,946
Acquired during period						471	(2)			471

Balance, March 31, 2006	$9,560		$32		$23,205	$23,277		$343		$56,417

Balance, December 31, 2004	$9,702		$32		$23,205	$20,035		$380		$53,354
Acquired during period	(142	)(3)				481	(2)	(37	)(4)	302

Balance, March 31, 2005	$9,560		$32		$23,205	$20,516		$343		$53,656

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2)	Goodwill associated with contingent consideration accrued pursuant to an earnout.

(3)	Adjustment to goodwill associated with the acquisition of North Bancorp, Inc.

(4)	Adjustment to goodwill associated with the acquisition of Midwest Guaranty Bancorp, Inc.
8. On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” (“SFAS #123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS #123”). SFAS #123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB #25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS #95”). Generally the requirements of SFAS #123R are similar to the requirements described in SFAS #123. However, SFAS #123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
We adopted SFAS #123R using the “modified prospective” method in which compensation cost is recognized beginning January 1, 2006 (a) based on the requirements of SFAS #123R for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS #123 for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.
Prior to the adoption of SFAS #123R we accounted for stock based compensation under the provisions of SFAS #123 which permitted us to account for share-based payments to employees using APB #25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We also provided pro forma disclosures for our net income and earnings per share as if we had adopted the fair value accounting method for stock based compensation.
We maintain performance-based compensation plans that includes a long-term incentive plan that permits the issuance of equity based compensation awards, including stock options. At the present time, we do not anticipate utilizing stock option grants in the future, thus the only expense related to stock options would be associated with the issuance (if any) of new stock options associated with the “reload” feature of existing outstanding stock options. All stock options outstanding at December 31, 2005 were fully vested and there were no new stock option grants during the three month period ended March 31, 2006.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Prior to January 1, 2006 we granted options to our non-employee directors as well as certain officers. Options that were granted had vesting periods of up to one year, a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant. The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained for the three months ended March 31, 2005:

Expected dividend yield	2.27%
Risk-free interest rate	4.14%
Expected life (in years)	9.68
Expected volatility	31.97%
Per share weighted-average fair value	$11.80
The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date for the three months end March 31, 2005:

(in thousands except
per share amounts)
Net income – as reported	$11,301
Stock based compensation expense determined under fair value based method, net of related tax effect	(662)

Pro-forma net income	$10,639

Income per share
Basic
As reported	$.51
Pro-forma	.48
Diluted
As reported	$.50
Pro-forma	.47
A summary of outstanding stock option grants and transactions for the three month period ended March 31, 2006 follows:

		Average
	Number	Exercise
	of Shares	Price
Outstanding at January 1, 2006	1,520,379	$20.63
Granted
Exercised	17,211	12.41
Forfeited

Outstanding at March 31, 2006	1,503,168	$20.72

The aggregate intrinsic value and weighted-average remaining contractual term of outstanding options at March 31, 2006 were $11.7 million and 7.0 years, respectively.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Common shares issued upon exercise of stock options come from currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three month periods ending March 31:

	2006	2005
	(in thousands)
Intrinsic value	$261	$1,270

Cash proceeds received	$214	$695

Tax benefit realized	$92	$287

9. In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,” (“SFAS #156”). This statement amends SFAS #140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, to permit entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. In addition, this statement (1) clarifies when a servicer should separately recognize servicing assets and liabilities, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) permits at the date of adoption, a one-time reclassification of available for sale (“AFS”) securities to trading securities without calling into question the treatment of other AFS securities under SFAS #115, “Accounting for Certain Investments in Debt and Equity Securities” and (4) requires additional disclosures for all separately recognized servicing assets and liabilities. This statement is effective as of the beginning of an entities first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entities fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #156 on January 1, 2007.
10. The results of operations for the three-month periods ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

Item 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2005 Annual Report on Form 10-K. The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Financial Condition
Summary Our total assets increased by $46.9 million during the first three months of 2006. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.615 billion at March 31, 2006, an increase of $59.2 million from December 31, 2005. This was driven by increases in all categories of Portfolio Loans. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.691 billion at March 31, 2006, compared to $2.641 billion at December 31, 2005. The $49.9 million increase in total deposits during the period principally reflects an increase in savings and NOW accounts and time deposits partially offset by a decline in non-interest bearing deposits. Other borrowings totaled $170.2 million at March 31, 2006, a decrease of $56.9 million from December 31, 2005. This was primarily attributable to the payoff of maturing borrowings with federal funds purchased.
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
Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities available for sale
March 31, 2006	$467,768	$9,049	$5,973	$470,844
December 31, 2005	479,713	8,225	4,491	483,447
Securities available for sale declined during the first quarter of 2006 because loan growth supplanted the need for any significant purchases of new investment securities, and the flat yield curve has created a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-rate spread on securities as we can on Portfolio Loans. As a result, purchases of securities will tend to erode some of our profitability measures, including our return on assets.
At March 31, 2006 and December 31, 2005, we had $14.8 million and $15.3 million, respectively, of asset-backed securities included in securities available for sale. All of our asset-backed securities are backed by mobile home loans and all are rated as investment grade (by the major rating agencies) except for one security with a book value of $2.0 million at March 31, 2006 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charges on this security during the first quarter of 2006 but during the first quarter of 2005 we recorded an impairment charge of $0.2 million on this security due primarily to credit related deterioration on the underlying mobile home loan collateral. We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. We did not record impairment charges on any other investment securities during the first quarter of 2006 but during the first quarter of 2005 we recorded an additional $0.1 million impairment charge on Fannie Mae and Freddie Mac preferred securities. At March 31, 2006, we had a remaining book balance of $26.2 million in Fannie Mae and Freddie Mac preferred securities.
Sales of securities available for sale were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Proceeds	$—	$7,876

Gross gains	$—	$499
Gross losses	—	279
Impairment charges	—	252

Net gains (losses)	$—	$(32)

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
Our 2003 acquisition of Mepco added the financing of insurance premiums for businesses and the provision of payment plans to purchase vehicle service contracts for consumers (warranty finance) to our lending activities. These are relatively new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the loan/payment plan collateral (the unearned insurance premium or vehicle service contract) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for warranty administrators and warranty sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company or warranty administrator) could expose us to significant losses. In particular, at March 31, 2006 we have an exposure of approximately $2.4 million with one warranty administrator that was created due primarily to an increased level of cancellations on existing vehicle service contract payment plans and insufficient holdbacks on more recently funded vehicle service contract payment plans. We are carefully monitoring business with this warranty administrator and are establishing specific requirements to eliminate this exposure including increased holdbacks on new business and additional required monthly payments. While we currently do not anticipate incurring any loss related to our exposure with this warranty administrator, adverse future events such as a material decline in new business or higher cancellations of existing vehicle service contract payment plans could result in a loss.
Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or vehicle service contract, in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan/payment plan origination activities and initial customer contact is entirely done through unrelated third parties (primarily insurance agents and automobile warranty administrators or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) During the first three months of 2006 our balance of real estate mortgage loans held in portfolio increased by $8.1 million.
The $10.1 million increase in commercial loans during the three months ended March 31, 2006, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.
The $401.7 million of finance receivables at March 31, 2006 are comprised principally of loans to businesses to finance insurance premiums and payment plans offered to individuals to purchase vehicle service contracts. The growth in this category of loans is primarily due to the geographic expansion of Mepco’s lending activities and the addition of sales staff to call on insurance agencies and automobile warranty administrators. During the first quarter of 2006 we instituted pricing increases and certain funding changes in the warranty finance division of Mepco. In April 2006, Mepco experienced a number of changes in key personnel. Effective April 25, 2006, we appointed Raymond Biggs, who was previously the senior vice president of commercial lending for Independent Bank East Michigan, president of Mepco. Unrelated to Mr. Biggs’ appointment, certain key employees in the warranty finance division resigned. While we have replaced those former employees with individuals in which we have the utmost confidence, it is possible that these changes in management, as well as recent pricing increases and funding changes in Mepco’s warranty finance division, could negatively impact Mepco’s operations. This, in turn, could have an adverse impact on our results of operations. We are aggressively taking action to mitigate the impact from these changes in management, including the close monitoring of our relationships with key counter parties in the warranty finance business.
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.
Non-performing assets

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Non-accrual loans	$17,407	$13,057
Loans 90 days or more past due and still accruing interest	4,129	4,862
Restructured loans	77	84

Total non-performing loans	21,613	18,003
Other real estate	2,599	2,147

Total non-performing assets	$24,212	$20,150

As a percent of Portfolio Loans
Non-performing loans	0.83%	0.70%
Allowance for loan losses	0.90	0.90
Non-performing assets to total assets	0.71	0.60
Allowance for loan losses as a percent of non-performing loans	109	128
The increase in the overall level of non-performing loans in the first quarter of 2006 is primarily due to an increase in non-performing commercial loans. Non-performing commercial loans increased to $9.0 million at March 31, 2006 from $5.2 million at December 31, 2005. This increase is due to the addition of two loans. One of these loans with a balance of $3.6 million is secured by a low/moderate income apartment complex. We have commenced collection of this credit through foreclosure and do not currently anticipate any significant loss. The other commercial real estate loan has a balance of $1.5 million and is secured by vacant land. A purchase offer is pending on the real estate securing this loan, which if consummated is expected to cure this default.
Other real estate and repossessed assets totaled $2.6 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively. This increase is primarily a result of a rise in the level of residential homes acquired through foreclosure.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of net loan charge-offs to average loans was 0.17% on an annualized basis in the first quarter of 2006 compared to 0.30% in the first quarter of 2005. First quarter 2005 net charge-offs included a $0.7 million charge-off (based on an updated collateral analysis) on a real estate mortgage and commercial loan relationship with one borrower who had declared bankruptcy.
At March 31, 2006, the allowance for loan losses totaled $23.5 million, or 0.90% of Portfolio Loans compared to $23.0 million, or 0.90% of Portfolio Loans at December 31, 2005.
Impaired loans totaled approximately $9.8 million and $15.3 million at March 31, 2006 and 2005, respectively. At those same dates, certain impaired loans with balances of approximately $8.1 million and $13.8 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $1.6 million and $4.0 million, respectively. Our average investment in impaired loans was approximately $8.2 million and $14.9 million for the three-month periods ended March 31, 2006 and 2005, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first quarters of 2006 and 2005 was approximately $0.10 million and $0.14 million, respectively of which the majority of these amounts were recorded in cash.
Allowance for loan losses

	Three months ended
	March 31,
	2006		2005
	Loan	Unfunded	Loan	Unfunded
	Losses	Commitments	Losses	Commitments
		(in thousands)
Balance at beginning of period	$23,035	$1,820	$24,737	$1,846
Additions (deduction)
Provision charged to operating expense	1,588	(2)	1,613	(7)
Recoveries credited to allowance	635		419
Loans charged against the allowance	(1,764)		(2,141)

Balance at end of period	$23,494	$1,818	$24,628	$1,839

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.17%		0.30%
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
Allocation of the Allowance for Loan Losses

	March 31,	December 31,
	2006	2005
	(in thousands)
Specific allocations	$1,566	$1,418
Other adversely rated loans	8,240	8,466
Historical loss allocations	6,790	6,693
Additional allocations based on subjective factors	6,898	6,458

	$23,494	$23,035

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
Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our core deposit growth has not kept pace with the growth of our Portfolio Loans and we have primarily utilized brokered certificates of deposit (“Brokered CD’s”) to fund this Portfolio Loan growth. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternate sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Alternate sources of funds

	March 31,			December 31,
	2006			2005
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$1,026,004	1.7 years	4.05%	$1,009,804	1.8 years	3.79%
Fixed rate FHLB advances(1,2)	51,964	5.9 years	5.64	51,525	6.2 years	5.65
Variable rate FHLB advances(1)				25,000	0.5 years	4.18
Securities sold under agreements to Repurchase(1)	100,509	0.1 years	4.82	137,903	0.1 years	4.41
Federal funds purchased	133,215	1 day	5.00	80,299	1 day	4.23

Total	$1,311,692	1.6 years	4.27%	$1,304,531	1.7 years	3.96%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2)	Advances totaling $10.0 million at both March 31, 2006 and December 31, 2005, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $170.2 million at March 31, 2006, compared to $227.0 million at December 31, 2005. The $56.9 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances and Repurchase Agreements with proceeds from federal funds purchased.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At March 31, 2006, we employed interest-rate swaps with an aggregate notional amount of $619.7 million and interest rate caps with an aggregate notional amount of $187.0 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)
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
Our sources of funds include a stable deposit base, secured advances from the Federal Home Loan Bank of Indianapolis, both secured and unsecured federal funds purchased borrowing facilities with other commercial banks, an unsecured holding company credit facility and access to the capital markets (for trust preferred securities and Brokered CD’s).
At March 31, 2006 we had $897.5 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD’s that we expect to replace. Additionally $1.164 billion of our deposits at March 31, 2006 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
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
Over the past several years our Portfolio Loans have grown more rapidly than our core deposits. In addition much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we have become more dependent on wholesale funding sources (such as Brokered CD’s and Repurchase Agreements). In order to reduce this greater reliance on wholesale funding we intend to complete a securitization of finance receivables during the second quarter of 2006. It is likely that a securitization facility would have a higher total cost than our current wholesale funding sources, which would adversely impact our future net interest income. However, we believe that the improved liquidity will likely outweigh the adverse impact on our net interest income.
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
We have three special purpose entities that have issued $62.4 million of cumulative trust preferred securities outside of Independent Bank Corporation that currently qualifies as Tier 1 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2006, and December 31, 2005.
In March 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 9 basis points at March 31, 2006, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. We previously announced that our board of directors had authorized the repurchase of up to 750 thousand shares. This authorization expires on December 31, 2006. During the first quarter of 2006 we repurchased 342 thousand shares at a weighted average price of $27.00 per share.
Capitalization

	March 31,	December 31,
	2006	2005
	(in thousands)
Unsecured debt	$6,500	$7 ,000

Subordinated debentures	64,197	64,197
Amount not qualifying as regulatory capital	(1,847)	(1,847)

Amount qualifying as regulatory capital	62,350	62,350

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	21,725	21,991
Capital surplus	172,772	179,913
Retained earnings	49,701	41,486
Accumulated other comprehensive income	4,569	4,869

Total shareholders’ equity	248,767	248,259

Total capitalization	$317,617	$317,609

Total shareholders’ equity at March 31, 2006 increased $0.5 million from December 31, 2005, due primarily to the retention of earnings and the issuance of common stock pursuant to certain compensation plans that was largely offset by share repurchases and cash dividends that we declared as well as a $0.3 million decrease in accumulated other comprehensive income. Shareholders’ equity totaled $248.8 million, equal to 7.31% of total assets at March 31, 2006. At December 31, 2005, shareholders’ equity totaled $248.3 million, which was equal to 7.40% of assets.
Capital ratios

	March 31, 2006	December 31, 2005
Equity capital	7.31%	7.40%
Tier 1 leverage (tangible equity capital)	7.31	7.40
Tier 1 risk-based capital	9.17	9.31
Total risk-based capital	10.15	10.27

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
Results of Operations
Summary Net income totaled $12.3 million during the three months ended March 31, 2006, compared to $11.3 million during the comparable period in 2005. 2006 results include $2.8 million of other income and $1.7 million of non-interest expense related to the settlement of litigation involving the former owners of Mepco. (See “Litigation Matters.”) Additionally, 2006 results also include $0.3 million in compensation and benefits expense for severance payments primarily associated with reduction in staff initiatives implemented in the first quarter and $0.1 million of legal and professional fees related to the aforementioned litigation settlement. Collectively, these items resulted in a net after-tax increase in net income of $1.5 million, or $0.07 per diluted share, in the first quarter of 2006. The first quarter of 2005 included a recovery of $0.6 million ($0.4 million after tax, or $0.02 per diluted share) of previously recorded impairment reserves on capitalized mortgage loan servicing rights.

Key performance ratios

	Three months
	ended March 31,
	2006	2005
Net income (annualized) to
Average assets	1.49%	1.47%
Average equity	20.17	19.38
Earnings per common share
Basic	$0.57	$0.51
Diluted	0.56	0.50
We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10% to 15%. Accordingly, our focus is on long-term results taking into consideration that certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. For the period from 2001 through 2005 our compound average annual earnings per share growth rate was approximately 17%. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). As we have grown in size, and also considering the relatively low economic growth rates in Michigan (our primary market for banking), we believe achieving a 10% to 15% growth rate in earnings per share will be challenging without future acquisitions.
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
Tax equivalent net interest income totaled $35.3 million during the first quarter of 2006, which represents an $0.2 million or 0.7% increase from the comparable quarter one year earlier. We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.7 million and $1.5 million for the first quarters of 2006 and 2005, respectively, and were computed using a 35% tax rate.
The increase in tax equivalent net interest income primarily reflects a $231.4 million increase in the balance of average interest-earning assets that was largely offset by a 33 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”). The increase in average interest-earning assets is due primarily to growth in all categories of loans. The net interest margin was equal to 4.59% during the first quarter of 2006 compared to 4.92% in the first quarter of 2005. The tax equivalent yield on average interest-earning assets rose to 7.50% in the first quarter of 2006 from 6.92% in the first quarter of 2005. This increase primarily reflects the rise in short-term interest rates that has resulted in variable rate loans re-pricing and new loans being originated at higher rates. The increase in the tax equivalent yield on average interest-earning assets was more than offset by a 91 basis point rise in our interest expense as a percentage of average interest-earning assets (the “cost of funds”) to 2.91% during the first quarter of 2006 from 2.00% during the first quarter of 2005. The increase in our cost of funds reflects the rise in short-term interest rates that has resulted in higher rates on certain short-term and variable rate borrowings and higher rates on deposits.
Average Balances and Tax Equivalent Rates

	Three Months Ended
	March 31,
	2006			2005
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Taxable loans (1)	$2,603,408	$49,849	7.73%	$2,298,934	$41,106	7.22%
Tax-exempt loans (1,2)	5,894	105	7.22	6,569	122	7.53
Taxable securities	220,333	2,848	5.24	304,285	3,692	4.92
Tax-exempt securities (2)	255,798	4,533	7.19	244,331	4,026	6.68
Other investments	17,437	223	5.19	17,384	212	4.95

Interest Earning Assets	3,102,870	57,558	7.50	2,871,503	49,158	6.92

Cash and due from banks	54,357			62,876
Other assets, net	204,781			189,128

Total Assets	$3,362,008			$3,123,507

Liabilities
Savings and NOW	$878,731	2,988	1.38	$881,454	1,674	0.77
Time deposits	1,529,782	14,983	3.97	1,093,119	7,500	2.78
Long-term debt	4,994	57	4.63	6,994	80	4.56
Other borrowings	322,374	4,267	5.37	541,637	4,882	3.66

Interest Bearing Liabilities	2,735,881	22,295	3.30	2,523,204	14,136	2.27

Demand deposits	275,597			275,130
Other liabilities	102,345			88,623
Shareholders’ equity	248,185			236,550

Total liabilities and shareholders’ equity	$3,362,008			$3,123,507

Tax Equivalent Net Interest Income		$35,263			$35,022

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.59%			4.92%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $1.6 million during both the three months ended March 31, 2006 and 2005. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio loans and asset quality.”)
Non-interest income Non-interest income is a significant element in assessing our results of operations. On a long-term basis we are attempting to grow non-interest income in order to diversify our revenues within the financial services industry. We regard net gains on real estate mortgage loan sales as a core recurring source of revenue but they are quite cyclical and volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income. As a result, we believe it is best to evaluate our success in growing non-interest income and diversifying our revenues by also comparing non-interest income when excluding net gains (losses) on assets (real estate mortgage loans and securities).
Non-interest income totaled $12.3 million during the first three months of 2006 compared to $9.7 million in 2005. The first quarter of 2006 included $2.8 million of non-recurring income from the litigation settlement described earlier. Excluding the income from the litigation settlement and net gains and losses on asset sales, non-interest income grew by 1.4% to $8.5 million during the first three months of 2006 compared to 2005. As described below, the first quarter of 2005 did include a $0.6 million recovery of previously recorded impairment charges on capitalized mortgage loan servicing rights.
Non-Interest Income

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Service charges on deposit accounts	$4,242	$4,042
Mepco litigation settlement	2,800
Net gains (losses) on assets sales
Real estate mortgage loans	1,026	1,388
Securities		(32)
VISA check card interchange income	791	622
Real estate mortgage loan servicing	653	1,064
Title insurance fees	442	497
Bank owned life insurance	392	389
Mutual fund and annuity commissions	295	292
Manufactured home loan origination fees and commissions	239	274
Other	1,432	1,189

Total non-interest income	$12,312	$9,725

Service charges on deposits totaled $4.2 million in the first quarter of 2006, a $0.2 million or 4.9% increase from the comparable period in 2005. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions.
Gains on the sale of real estate mortgage loans were $1.0 million and $1.4 million in the first quarters of 2006 and 2005, respectively. Real estate mortgage loan sales totaled $60.2 million in the first quarter of 2006 compared to $87.9 million in the first quarter of 2005. Real estate mortgage loans originated totaled $118.7 million in the first quarter of 2006 compared to $147.0 million in the comparable quarter of 2005. Loans held for sale were $29.6 million at March 31, 2006 compared to $28.6 million at December 31, 2005. Based on current interest rates and economic conditions in Michigan, we would expect the level of mortgage loan origination and sales activity in 2006 to be below 2005 levels and would therefore also anticipate somewhat lower levels of gains on loan sales during the balance of 2006 compared to the same period in 2005.
Real Estate Mortgage Loan Activity

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Real estate mortgage loans originated	$118,651	$146,962
Real estate mortgage loans sold	60,247	87,918
Real estate mortgage loans sold with servicing rights released	7,444	10,298
Net gains on the sale of real estate mortgage loans	1,026	1,388
Net gains as a percent of real estate mortgage loans sold (“Loans Sale Margin”)	1.70%	1.58%
SFAS #133 adjustments included in the Loan Sale Margin	0.21	0.06
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
We had no gains or losses on the sale of securities or impairment charges on securities during the first quarter of 2006. We incurred a loss of $32,000 on securities in the first quarter of 2005. The 2005 loss is due primarily to the aforementioned $0.3 million of impairment charges (see “Securities” above) partially offset by approximately $0.2 million in net gains on the sale of certain corporate and municipal securities.
VISA check card interchange income increased to $0.8 million in the first quarter of 2006 compared to $0.6 million in the first quarter of 2005. These results can be primarily attributed to an increase in the size of our card base due to growth in checking accounts and the frequency of use of our VISA check card product by our customer base has also increased.
Title insurance fees decreased slightly during the first quarter of 2006 compared to the first quarter of 2005 as a result of a decline in real estate mortgage lending origination volume.
Manufactured home loan origination fees and commissions declined slightly during the first quarter of 2006 compared to the first quarter of 2005. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first quarter of 2006 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term.
Real estate mortgage loan servicing generated revenue of $0.7 million in the first quarter of 2006, compared to $1.1 million in the first quarter of 2005. This decrease is primarily due to changes in the impairment reserve on capitalized real estate mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity. Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$13,439	$11,360
Originated servicing rights capitalized	634	755
Amortization	(345)	(479)
Decrease in impairment reserve		619

Balance at end of period	$13,728	$12,255

Impairment reserve at end of period	$11	$147

At March 31, 2006 we were servicing approximately $1.5 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.89% and a weighted average service fee of 25.9 basis points. Remaining capitalized real estate mortgage loan servicing rights at March 31, 2006 totaled $13.7 million and had an estimated fair market value of $19.7 million.
Other non-interest income rose to $1.4 million in the first quarter of 2006 from $1.2 million in 2005. Increases in ATM fees have accounted for the majority of this growth. The growth is generally reflective of the overall expansion of the organization in terms of numbers of customers and accounts.
Non-interest expense Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices.
Non-interest expense totaled $28.8 million in the first quarter of 2006 which included $1.7 million of claims expense and $0.1 million of legal and professional fees related to the litigation settlement discussed above as well as $0.3 million of severance costs. Excluding these items, non-interest expense rose by $0.7 million or 2.6% from the first quarter of 2005. This increase is principally due to increased operating costs related to the addition of staff at new branch and loan production offices and overall growth in the organization, along with associated rises in such costs as occupancy, furniture, fixtures and equipment and data processing. Compensation and employee benefits expenses in 2006 were also impacted by merit pay increases that were effective January 1, 2006.

Non-Interest Expense

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Salaries	$9,417	$8,379
Performance-based compensation and benefits	1,780	2,120
Other benefits	2,806	2,980

Compensation and employee benefits	14,003	13,479
Occupancy, net	2,768	2,238
Furniture, fixtures and equipment	1,831	1,798
Mepco claims expense	1,700
Data processing	1,404	1,143
Communications	1,058	1,076
Advertising	1,020	979
Credit card and bank service fees	953	621
Loan and collection	839	956
Amortization of intangible assets	643	693
Legal and professional	562	791
Supplies	527	610
Other	1,482	1,642

Total non-interest expense	$28,790	$26,026

Performance based compensation and benefits decreased in 2006 compared to 2005 due primarily to an decreased funding level for our employee stock ownership plan and lower incentive compensation.
We maintain performance-based compensation plans. In addition to commissions and cash incentive awards, such plans include an employee savings and stock ownership plan and a long-term incentive compensation plan, that permits the issuance of equity based compensation awards, including employee stock options. Both the first quarter of 2006 and 2005 include an expense of $0.1 million for the issuance of some form of equity based incentive compensation (other than stock options).
Occupancy, furniture, fixtures and equipment and data processing expenses all generally increased in 2006 compared to 2005 as a result of the growth of the organization through the opening of new branch and loan production offices. In addition occupancy costs are also up in 2006 due to higher utility costs (primarily natural gas) and additional depreciation expense of approximately $0.2 million in the first quarter of 2006 related to the accelerated write-off of the remaining book value of the former main office of North Bancorp, Inc. (which was acquired in 2004) in Gaylord, Michigan. In the fourth quarter of 2005 we determined that this building would be razed and replaced with a new branch facility by June 2006. As a result the depreciation on this facility was accelerated so that the remaining book value would be written off by June 30, 2006 (which corresponds to its now remaining useful life).
Credit card and bank service fees have increased due to growth in the number of vehicle service payment plans at Mepco. Since most customers utilize credit cards to make monthly payments on these plans, Mepco incurs charges related to processing these credit card payments.
Legal and professional expenses include for the first quarter of 2006, $0.1 million of additional legal fees related to the litigation settlement discussed above, and for the first quarter of 2005, include $0.1 million of additional audit related costs and $0.2 million other professional fees related to the Mepco investigation (see “Litigation Matters” below).

Income tax expense Changes in our federal income tax expense are generally commensurate with the changes in our pre-tax earnings. Our actual federal income tax expense is lower than the amount computed by applying our statutory federal income tax rate to our pre-tax earnings primarily due to tax-exempt interest income. Our effective tax rate was 20.4% and 27.6% during the first three months of 2006 and 2005, respectively. The lower effective income tax rate in the first quarter of 2006 is because the $2.8 million in income recorded for the litigation settlement (see “Litigation Matters” below) is not taxable.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first quarter of 2006 resulted in no impairment charges for other than temporary impairment on various investment securities within our portfolio (we had a $0.3 million impairment charge during the first quarter of 2005). We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.
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
At March 31, 2006 we had approximately $13.7 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At March 31, 2006 we had approximately $761.7 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $3.9 million at March 31, 2006.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2005 we had recorded a net deferred tax asset of $7.2 million, which included a net operating loss carryforward of $5.7 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.
At March 31, 2006 we had recorded $56.4 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.
Litigation Matters
On March 16, 2006, we entered into a settlement agreement with the former shareholders of Mepco, (the “Former Shareholders”) and Edward, Paul, and Howard Walder (collectively referred to as the “Walders”) for purposes of resolving and dismissing all pending litigation between the parties. Under the terms of the settlement, on April 3, 2006, the Former Shareholders paid us a sum of $2.8 million, half of which was paid in the form of cash and half of which was paid in shares of our common stock. In return, we released 90,766 shares of Independent Bank Corporation common stock held pursuant to an escrow agreement among the parties that was previously entered into for the purpose of funding certain contingent liabilities that were, in part, the subject of the pending litigation. As a result of settlement of the litigation, we recorded other income of $2.8 million and an additional claims expense of approximately $1.7 million (related to the release of the shares held in escrow) in the first quarter of 2006.

The settlement covers both the claim filed by the Walders against Independent Bank Corporation and Mepco in the Circuit Court of Cook County, Illinois, as well as the litigation filed by Independent Bank Corporation and Mepco against the Walders in the Ionia County Circuit Court of Michigan.
As permitted under the terms of the merger agreement under which we acquired Mepco, on April 3, 2006, we paid the accelerated earn-out payments for the last three years of the performance period ending April 30, 2008. Those payments totaled approximately $8.9 million, which was included in accrued expenses and other liabilities at March 31, 2006. Also, under the terms of the merger agreement, the second year of the earn out for the year ended April 30, 2005, in the amount of $2.7 million was paid on March 21, 2006. As a result of the settlement and these payments, no future payments are due under the terms of the merger agreement under which we acquired Mepco.
We are also involved in various other litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operations.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes in the market risk faced by the Registrant have occurred since December 31, 2005.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2006, pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	the Plan
January 2006	352	$27.62
February 2006	230,000	27.04
March 2006	111,159	26.92

Total	341,511	$27.00		408,489

(1)	Includes shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2006.
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
10.	Technology Outsourcing Renewal Agreement.

11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 5, 2006	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date May 5, 2006	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.	Technology Outsourcing Renewal Agreement.

11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).