Form 10-Q
period 2006-06-30
INDEPENDENT BANK CORP /MI/
filed 2006-08-07
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

                                      NONE
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                      ---    ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer.

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     NO  X
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1                                   21,863,839
           Class                                   Outstanding at August 1, 2006

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Number(s)
                                                                       ---------
PART I -    Financial Information

Item 1.     Consolidated Statements of Financial Condition
               June 30, 2006 and December 31, 2005                             2
            Consolidated Statements of Operations
               Three- and Six-month periods ended June 30, 2006
               and 2005                                                        3
            Consolidated Statements of Cash Flows
               Six-month periods ended June 30, 2006 and 2005                  4
            Consolidated Statements of Shareholders' Equity
               Six-month periods ended June 30, 2006 and 2005                  5
            Notes to Interim Consolidated Financial Statements              6-16
Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         17-36
Item 3.     Quantitative and Qualitative Disclosures about Market
               Risk                                                           36
Item 4.     Controls and Procedures                                           36

PART II -   Other Information

Item 2.     Changes in securities, use of proceeds and issuer
               purchases of equity securities                                 37
Item 4.     Submission of Matters to a Vote of Security Holders            37-38
Item 6.     Exhibits                                                          38

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

Part I
Item 1.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                   June 30,    December 31,
                                                                     2006          2005
                                                                  ----------   ------------
                                                                         (unaudited)
                                                                        (in thousands)
Assets
Cash and due from banks                                           $   77,776    $   67,586
Securities available for sale                                        452,347       483,447
Federal Home Loan Bank stock, at cost                                 17,322        17,322
Loans held for sale                                                   31,329        28,569
Loans
   Commercial                                                      1,053,067     1,030,095
   Real estate mortgage                                              859,523       852,742
   Installment                                                       329,313       304,053
   Finance receivables                                               411,134       368,871
                                                                  ----------    ----------
      Total Loans                                                  2,653,037     2,555,761
   Allowance for loan losses                                         (24,480)      (23,035)
                                                                  ----------    ----------
      Net Loans                                                    2,628,557     2,532,726
Property and equipment, net                                           67,243        63,173
Bank owned life insurance                                             40,271        39,451
Goodwill                                                              55,805        55,946
Other intangibles                                                      9,443        10,729
Accrued income and other assets                                       62,628        56,899
                                                                  ----------    ----------
      Total Assets                                                $3,442,721    $3,355,848
                                                                  ==========    ==========
Liabilities and Shareholders' Equity
Deposits
   Non-interest bearing                                           $  301,787    $  295,151
   Savings and NOW                                                   837,358       861,277
   Time                                                            1,571,191     1,484,629
                                                                  ----------    ----------
      Total Deposits                                               2,710,336     2,641,057
Federal funds purchased                                              108,197        80,299
Other borrowings                                                     201,341       227,047
Subordinated debentures                                               64,197        64,197
Financed premiums payable                                             45,419        35,378
Accrued expenses and other liabilities                                56,717        59,611
                                                                  ----------    ----------
      Total Liabilities                                            3,186,207     3,107,589
                                                                  ----------    ----------
Shareholders' Equity
   Preferred stock, no par value--200,000 shares authorized;
      none outstanding
   Common stock, $1.00 par value--40,000,000 shares authorized;
      issued and outstanding: 21,862,154 shares at June 30,
      2006 and 21,991,001 shares at December 31, 2005                 21,862        21,991
   Capital surplus                                                   176,109       179,913
   Retained earnings                                                  55,691        41,486
   Accumulated other comprehensive income                              2,852         4,869
                                                                  ----------    ----------
      Total Shareholders' Equity                                     256,514       248,259
                                                                  ----------    ----------
      Total Liabilities and Shareholders' Equity                  $3,442,721    $3,355,848
                                                                  ==========    ==========

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------    ------------------
                                                            2006      2005       2006       2005
                                                          -------   -------    --------   -------
                                                             (unaudited)           (unaudited)
                                                         (in thousands, except per share amounts)
Interest Income
   Interest and fees on loans                             $52,605   $43,985    $102,522   $85,170
   Securities available for sale
      Taxable                                               2,797     3,561       5,645     7,253
      Tax-exempt                                            2,851     2,736       5,720     5,304
   Other investments                                          199       123         422       335
                                                          -------   -------    --------   -------
      Total Interest Income                                58,452    50,405     114,309    98,062
                                                          -------   -------    --------   -------
Interest Expense
   Deposits                                                19,343    10,664      37,314    19,838
   Other borrowings                                         5,707     5,307      10,031    10,269
                                                          -------   -------    --------   -------
      Total Interest Expense                               25,050    15,971      47,345    30,107
                                                          -------   -------    --------   -------
Net Interest Income                                        33,402    34,434      66,964    67,955
Provision for loan losses                                   2,711     2,528       4,297     4,134
                                                          -------   -------    --------   -------
   Net Interest Income After Provision for Loan Losses     30,691    31,906      62,667    63,821
                                                          -------   -------    --------   -------
Non-interest Income
   Service charges on deposit accounts                      5,031     5,094       9,499     9,312
   Mepco litigation settlement                                                    2,800
   Net gains on assets
      Real estate mortgage loans                            1,188     1,307       2,214     2,695
      Securities                                              171     1,283         171     1,251
   Title insurance fees                                       440       468         882       965
   Manufactured home loan origination fees and
      commissions                                             247       337         486       611
   VISA check card interchange income                         871       685       1,662     1,307
   Real estate mortgage loan servicing                        621       174       1,274     1,238
   Other income                                             2,276     1,958       4,395     3,828
                                                          -------   -------    --------   -------
      Total Non-interest Income                            10,845    11,306      23,383    21,207
                                                          -------   -------    --------   -------
Non-interest Expense
   Compensation and employee benefits                      12,693    13,177      26,696    26,656
   Occupancy, net                                           2,513     2,103       5,281     4,341
   Furniture, fixtures and equipment                        1,771     1,715       3,602     3,513
   Data processing                                          1,485     1,247       2,889     2,390
   Advertising                                              1,055     1,099       2,075     2,078
   Goodwill impairment                                        612                   612
   Other expenses                                           6,717     6,801      14,707    13,366
                                                          -------   -------    --------   -------
      Total Non-interest Expense                           26,846    26,142      55,862    52,344
                                                          -------   -------    --------   -------
      Income Before Income Tax                             14,690    17,070      30,188    32,684
Income tax expense                                          4,088     4,944       7,243     9,257
                                                          -------   -------    --------   -------
   Net Income                                             $10,602   $12,126    $ 22,945   $23,427
                                                          =======   =======    ========   =======
Net Income Per Share
   Basic                                                  $   .49   $   .54    $   1.05   $  1.05
   Diluted                                                    .48       .53        1.03      1.03
Dividends Per Common Share
   Declared                                               $   .20   $   .18    $    .40   $   .36
   Paid                                                       .20       .18         .39       .34

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                            Six months ended
                                                                June 30,
                                                         ---------------------
                                                            2006        2005
                                                         ---------   ---------
                                                              (unaudited)
                                                             (in thousands)
Net Income                                               $  22,945   $  23,427
                                                         ---------   ---------
Adjustments to Reconcile Net Income
   to Net Cash from Operating Activities
   Proceeds from sales of loans held for sale              135,684     186,568
   Disbursements for loans held for sale                  (136,230)   (185,973)
   Provision for loan losses                                 4,297       4,134
   Depreciation and amortization of premiums and
      accretion of discounts on securities and loans        (5,273)     (6,010)
   Net gains on sales of real estate mortgage loans         (2,214)     (2,695)
   Net gains on securities                                    (171)     (1,251)
   Deferred loan fees                                           68        (490)
   Goodwill impairment                                         612
   Increase in accrued income and other assets              (3,767)     (1,049)
   Increase (decrease) in accrued expenses and
      other liabilities                                     (6,236)      2,680
                                                         ---------   ---------
                                                           (13,230)     (4,086)
                                                         ---------   ---------
      Net Cash from Operating Activities                     9,715      19,341
                                                         ---------   ---------
Cash Flow used in Investing Activities
   Proceeds from the sale of securities available for
      sale                                                   1,283      35,970
   Proceeds from the maturity of securities available
      for sale                                               9,914       5,104
   Principal payments received on securities available
      for sale                                              18,548      29,267
   Purchases of securities available for sale               (3,968)    (48,741)
   Portfolio loans originated, net of principal
      payments                                             (88,876)   (166,229)
   Capital expenditures                                     (8,489)     (6,045)
                                                         ---------   ---------
      Net Cash used in Investing Activities                (71,588)   (150,674)
                                                         ---------   ---------
Cash Flow from Financing Activities
   Net increase in total deposits                           77,176     177,026
   Net increase (decrease) in short-term borrowings        (17,731)     22,010
   Proceeds from Federal Home Loan Bank advances           133,700     310,750
   Payments of Federal Home Loan Bank advances            (112,777)   (355,829)
   Repayment of long-term debt                              (1,000)     (1,000)
   Net increase (decrease) in financed premiums
      payable                                               10,041      (9,313)
   Dividends paid                                           (8,587)     (7,241)
   Repurchase of common stock                               (9,178)     (4,073)
   Proceeds from issuance of common stock                      419       1,138
                                                         ---------   ---------
      Net Cash from Financing Activities                    72,063     133,468
                                                         ---------   ---------
      Net Increase in Cash and Cash Equivalents             10,190       2,135
Cash and Cash Equivalents at Beginning of Period            67,586      72,815
                                                         ---------   ---------
      Cash and Cash Equivalents at End of Period         $  77,776   $  74,950
                                                         =========   =========
Cash paid during the period for
   Interest                                              $  45,823   $  27,786
   Income taxes                                              5,641       8,124
Transfer of loans to other real estate                       1,510       2,071

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                     Six months ended
                                                         June 30,
                                                   -------------------
                                                      2006        2005
                                                   --------   --------
                                                       (unaudited)
                                                      (in thousands)
Balance at beginning of period                     $248,259   $230,292
   Net income                                        22,945     23,427
   Cash dividends declared                           (8,740)    (8,074)
   Issuance of common stock                           5,245      2,705
   Repurchase of common stock                        (9,178)    (4,073)
   Net change in accumulated other comprehensive
      income, net of related tax effect              (2,017)      (199)
                                                   --------   --------
Balance at end of period                           $256,514   $244,078
                                                   ========   ========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In our opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2006 and December 31, 2005, and the results of operations for the three and six-month periods ended June 30, 2006 and 2005. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2005 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $24.1 million at June 30, 2006, and $18.0 million at December 31, 2005. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. Comprehensive income for the three- and six-month periods ended June 30 follows:

                                                     Three months ended    Six months ended
                                                          June 30,             June 30,
                                                     ------------------   -----------------
                                                       2006      2005       2006      2005
                                                     -------    -------   -------   -------
                                                                 (in thousands)
Net income                                           $10,602    $12,126   $22,945   $23,427
Net change in unrealized gain on securities
   available for sale, net of related tax effect      (2,925)       909    (3,353)     (335)
Net change in unrealized gain (loss) on derivative
   instruments, net of related tax effect              1,289     (1,474)    1,502       136
Reclassification adjustment for accretion on
  settled derivative financial instruments               (81)                (166)
                                                     -------    -------   -------   -------
Comprehensive income                                 $ 8,885    $11,561   $20,928   $23,228
                                                     =======    =======   =======   =======

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

                                              Three months      Six months
                                             ended June 30,   ended June 30,
                                             --------------   --------------
                                              2006    2005     2006    2005
                                              ----   ------    ----   ------
                                                      (in thousands)
Gain reclassified into earnings               $171   $1,283    $171   $1,251
Federal income tax expense as a
   result of the reclassification of these
   amounts from comprehensive income            60      449      60      438

4. Our reportable segments are based upon legal entities. We have five reportable segments: Independent Bank ("IB"), Independent Bank West Michigan ("IBWM"), Independent Bank South Michigan ("IBSM"), Independent Bank East Michigan ("IBEM") and Mepco Insurance Premium Financing, Inc. ("Mepco"). We evaluate performance based principally on net income of the respective reportable segments.

                                   (unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30, follows:

As of or for the three months ended June 30,

                                  IB         IBWM       IBSM       IBEM       Mepco    Other(2)   Elimination      Total
                              ----------   --------   --------   --------   --------   --------   -----------   ----------
                                                                     (in thousands)
2006
   Total assets               $1,039,450   $728,112   $495,381   $726,793   $446,012   $344,886    $(337,913)   $3,442,721
   Interest income                16,351     12,811      7,887     12,127      9,374          5         (103)       58,452
   Net interest income             9,932      8,367      4,528      7,594      4,621     (1,599)         (41)       33,402
   Provision for loan losses         558        591        287        965        310                                 2,711
   Income (loss) before
      income tax                   4,310      4,589      2,433      2,826      1,436       (933)          29        14,690
   Net income (loss)               3,164      3,223      1,886      2,100        889       (645)         (15)       10,602

2005
   Total assets               $1,015,442   $705,836   $467,884   $689,545   $374,942   $331,466    $(331,967)   $3,253,148
   Interest income                15,628      9,871      6,473      9,879      8,600          8          (54)       50,405
   Net interest income            10,812      7,408      4,255      7,281      6,107     (1,415)         (14)       34,434
   Provision for loan losses       1,076        745        218        302        187                                 2,528
   Income (loss) before
      income tax                   9,398      3,874      2,534      2,849      3,684       (319)      (4,950)       17,070
   Net income (loss)               6,694      2,717      1,920      2,128      2,244       (268)      (3,309)       12,126

As of or for the six months ended June 30,

                                  IB         IBWM       IBSM       IBEM     Mepco(1)   Other(2)   Elimination      Total
                              ----------   --------   --------   --------   --------   --------   -----------   ----------
                                                                     (in thousands)
2006
   Total assets               $1,039,450   $728,112   $495,381   $726,793   $446,012   $344,886    $(337,913)   $3,442,721
   Interest income                32,122     25,112     15,377     23,411     18,552         10         (275)      114,309
   Net interest income            19,833     16,750      8,976     14,890      9,709     (3,111)         (83)       66,964
   Provision for loan losses         898        823        829      1,183        564                                 4,297
   Income (loss) before
      income tax                   9,016      9,325      4,396      5,346      2,009         46           50        30,188
   Net income (loss)               6,767      6,549      3,465      3,999      1,244        960          (39)       22,945

2005
   Total assets               $1,015,442   $705,836   $467,884   $689,545   $374,942   $331,466    $(331,967)   $3,253,148
   Interest income                32,751     17,429     12,310     19,256     16,371         13          (68)       98,062
   Net interest income            23,078     13,135      8,195     14,389     11,998     (2,826)         (14)       67,955
   Provision for loan losses         714        839      1,498        620        463                                 4,134
   Income (loss) before
      income tax                  16,798      7,396      3,605      5,477      7,123     (2,613)      (5,102)       32,684
   Net income (loss)              12,050      5,227      2,871      4,108      4,291     (1,659)      (3,461)       23,427

(1) 2006 net income includes $1.6 million of non-interest expense related to the settlement of litigation involving the former owners of Mepco.

(2) Includes items relating to the Registrant and certain insignificant operations. Net income for the six months ended June 30, 2006, includes $2.8 million of non-interest income related to the settlement of litigation involving the former owners of Mepco. This amount is not taxable.

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

A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

                                                           Three months         Six months
                                                              ended               ended
                                                             June 30,            June 30,
                                                        -----------------   -----------------
                                                          2006      2005      2006      2005
                                                        -------   -------   -------   -------
                                                              (in thousands, except per
                                                                    share amounts)
Net income                                              $10,602   $12,126   $22,945   $23,427
                                                        =======   =======   =======    ======
Weighted-average shares outstanding                      21,852    22,261    21,849    22,276
   Effect of stock options                                  310       361       317       388
   Stock units for deferred compensation plan for
      non- employee directors                                49        47        49        48
                                                        -------   -------   -------    ------
      Weighted-average shares outstanding for
         calculation of diluted earnings per share       22,211    22,669    22,215    22,712
                                                        =======   =======   =======    ======
Net income per share
  Basic                                                 $   .49   $   .54   $  1.05   $  1.05
  Diluted                                                   .48       .53      1.03      1.03

Weighted average stock options outstanding that were anti-dilutive totaled 0.5 million and 0.2 million for the three-months ended June 30, 2006 and 2005, respectively. During the six-month periods ended June 30, 2006 and 2005, weighted-average anti-dilutive stock options totaled 0.5 million and 0.1 million respectively.

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

                                   (unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                         June 30, 2006
                                                                ------------------------------
                                                                            Average
                                                                Notional   Maturity     Fair
                                                                 Amount     (years)     Value
                                                                --------   --------   --------
                                                                    (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements   $443,159      3.3     $(15,273)
                                                                ========      ===     ========
Cash Flow Hedge
   Pay fixed interest-rate swap agreements                      $157,000      1.4     $  3,372
   Interest-rate cap agreements                                  220,500      2.6        4,044
                                                                --------      ---     --------
      Total                                                     $377,500      2.1     $  7,416
                                                                ========      ===     ========
No hedge designation
   Pay variable interest-rate swap agreements                   $ 40,000      0.5     $   (150)
   Interest-rate cap agreements                                   35,000      2.4          337
   Rate-lock real estate mortgage loan commitments                48,467      0.1         (115)
   Mandatory commitments to sell real estate mortgage loans       48,033      0.1          110
                                                                --------      ---     --------
      Total                                                     $171,500      0.7     $    182
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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.1 million, net of tax, of unrealized gains on Cash Flow Hedges at June 30, 2006 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2006 is 5.9 years.

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

In the ordinary course of business, we enter into rate-lock real estate mortgage loan commitments with customers ("Rate Lock Commitments"). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell real estate mortgage loans ("Mandatory Commitments") to reduce the impact of price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of real estate mortgage loans. We obtain market prices from an outside third party on Mandatory Commitments and Rate Lock Commitments. Net gains on the sale of real estate mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 is as follows:

                                                     Income (Expense)
                                          --------------------------------------
                                                             Other
                                                         Comprehensive
                                          Net Income        Income         Total
                                          ----------   ----------------   ------
                                                        (in thousands)
Change in fair value during the three-
   month period ended June 30, 2006
   Interest-rate swap agreements
      not designated as hedges              $ (52)                        $  (52)
   Interest-rate cap agreements
      not designated as hedges                227                            227
   Rate Lock Commitments                       12                             12
   Mandatory Commitments                     (108)                          (108)
   Ineffectiveness of fair value hedges       (45)                           (45)
   Cash flow hedges                                         $  975           975
   Reclassification adjustment                                 884           884
                                            -----           ------        ------
      Total                                    34            1,859         1,893
   Income tax                                  12              651           663
                                            -----           ------        ------
      Net                                   $  22           $1,208        $1,230
                                            =====           ======        ======

                                                     Income (Expense)
                                          --------------------------------------
                                                             Other
                                                         Comprehensive
                                          Net Income        Income         Total
                                          ----------   ----------------   ------
                                                        (in thousands)
Change in fair value during the six-
   month period ended June 30, 2006
   Interest-rate swap agreements
      not designated as hedges              $(114)                        $ (114)
   Interest-rate cap agreements
      not designated as hedges                256                            256
   Rate Lock Commitments                     (148)                          (148)
   Mandatory Commitments                      208                            208
   Ineffectiveness of fair value hedges       (39)                           (39)
   Cash flow hedges                                         $  343           343
   Reclassification adjustment                               1,713         1,713
                                            -----           ------        ------
      Total                                   163            2,056         2,219
   Income tax                                  57              720           777
                                            -----           ------        ------
      Net                                   $ 106           $1,336        $1,442
                                            =====           ======        ======

                                   (unaudited)

                                                      Income (Expense)
                                          ---------------------------------------
                                                             Other
                                                         Comprehensive
                                          Net Income        Income         Total
                                          ----------   ----------------   -------
                                                        (in thousands)
Change in fair value during the three-
   month period ended June 30, 2005
   Interest-rate swap agreements
      not designated as hedges              $ (18)                        $   (18)
   Rate Lock Commitments                     (281)                           (281)
   Mandatory Commitments                     (294)                           (294)
   Ineffectiveness of fair value hedges        12                              12
   Cash flow hedges                                        $(2,299)        (2,299)
   Reclassification adjustment                                  32             32
                                            -----          -------        -------
      Total                                  (581)          (2,267)        (2,848)
   Income tax                                (203)            (793)          (996)
                                            -----          -------        -------
      Net                                   $(378)         $(1,474)       $(1,852)
                                            =====          =======        =======

                                                     Income (Expense)
                                          --------------------------------------
                                                             Other
                                                         Comprehensive
                                          Net Income        Income         Total
                                          ----------   ----------------   ------
                                                        (in thousands)
Change in fair value during the six-
   month period ended June 30, 2005
   Interest-rate swap agreements
      not designated as hedges               $(76)                        $ (76)
   Rate Lock Commitments                       65                            65
   Mandatory Commitments                      (58)                          (58)
   Ineffectiveness of fair value hedges         6                             6
   Cash flow hedges                                         $ 477           477
   Reclassification adjustment                               (267)         (267)
                                             ----           -----         -----
      Total                                   (63)            210           147
   Income tax                                 (22)             74            52
                                             ----           -----         -----
      Net                                    $(41)          $ 136         $  95
                                             ====           =====         =====

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

Intangible assets, net of amortization, were comprised of the following at June 30, 2006 and December 31, 2005:

                                       June 30, 2006           December 31, 2005
                                  -----------------------   -----------------------
                                    Gross                     Gross
                                  Carrying    Accumulated   Carrying    Accumulated
                                   Amount    Amortization    Amount    Amortization
                                  --------   ------------   --------   ------------
                                                (dollars in thousands)
Amortized intangible assets
   Core deposit                    $20,545      $12,694      $20,545      $11,709
   Customer relationship             2,604        1,849        2,604        1,700
   Covenants not to compete          1,520          683        1,520          531
                                   -------      -------      -------      -------
      Total                        $24,669      $15,226      $24,669      $13,940
                                   =======      =======      =======      =======
Unamortized intangible assets -
   Goodwill                        $55,805                   $55,946
                                   =======                   =======

During the quarter ended June 30, 2006, it was determined (based on a third party evaluation) that certain goodwill at our IB segment was impaired. As a result goodwill was written down through a charge to expense of $0.6 million. Based on our review of all remaining goodwill recorded on the Statement of Financial Condition, no other impairment existed as of June 30, 2006.

Amortization of intangibles, has been estimated through 2011 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                     (dollars in thousands)
                                     ----------------------
Six months ended December 31, 2006           $1,286
Year ending December 31:
   2007                                       2,382
   2008                                       2,061
   2009                                         966
   2010                                         729
   2011 and thereafter                        2,019
                                             ------
      Total                                  $9,443
                                             ======

                                   (unaudited)

Changes in the carrying amount of goodwill by reporting segment for the six months ended June 30, 2006 and 2005 were as follows:

                                  IB       IBWM   IBSM     IBEM     Mepco     Other(1)      Total
                                ------     ----   ----   -------   -------    --------     -------
                                                      (dollars in thousands)
Goodwill
   Balance, December 31, 2005   $9,560     $32           $23,205   $22,806      $343       $55,946
   Acquired during period                                              471(2)                  471
      Impairment                  (612)                                                       (612)
                                ------     ---           -------   -------      ----       -------
   Balance, June 30, 2006       $8,948     $32           $23,205   $23,277      $343       $55,805
                                ======     ===           =======   =======      ====       =======
   Balance, December 31, 2004   $9,702     $32           $23,205   $20,035      $380       $53,354
   Acquired during period         (142)(3)                             660(2)    (37)(4)       481
                                ------     ---           -------   -------      ----       -------
   Balance, June 30, 2005       $9,560     $32           $23,205   $20,695      $343       $53,835
                                ======     ===           =======   =======      ====       =======

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

We adopted SFAS #123R using the "modified prospective" method in which compensation cost is recognized beginning January 1, 2006 (a) based on the requirements of SFAS #123R for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS #123 for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.

Prior to the adoption of SFAS #123R we accounted for stock based compensation under the provisions of SFAS #123 which permitted us to account for share-based payments to employees using APB #25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We also provided pro forma disclosures for our net income and earnings per share as if we had adopted the fair value accounting method for stock based compensation.

We maintain performance-based compensation plans that includes a long-term incentive plan that permits the issuance of equity based compensation awards, including stock options. At the present time, we do not anticipate utilizing stock option grants in the future, thus the only expense related to stock options would be associated with the issuance (if any) of new stock options associated with the "reload" feature of existing outstanding stock options. All stock options outstanding at December 31, 2005 were fully vested and there were no new stock option grants during the six month period ended June 30, 2006.

                                   (unaudited)

Prior to January 1, 2006 we granted options to our non-employee directors as well as certain officers. Options that were granted had vesting periods of up to one year, a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant. The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained for the periods ended June 30, 2005:

                                        Three months ended   Six months ended
                                             June 30,            June 30,
                                        ------------------   ----------------
Expected dividend yield                         2.75%               2.57%
Risk-free interest rate                         4.24                4.20
Expected life (in years)                        9.76                9.73
Expected volatility                            32.06%              32.02%
Per share weighted-average fair value         $ 9.30              $ 9.27

(1)  No stock options were granted during the six months ended June 30, 2006.

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date for the periods ended June 30, 2005:

                                                        Three months ended   Six months ended
                                                             June 30,             June 30,
                                                        ------------------   --------------------
                                                         (in thousands except per share amounts)
Net income - as reported                                      $12,126              $23,427
   Stock based compensation expense determined under
   fair value based method, net of related tax effect            (964)              (1,626)
                                                              -------              -------
      Pro-forma net income                                    $11,162              $21,801
                                                              =======              =======
Income per share
   Basic
      As reported                                             $   .54              $  1.05
      Pro-forma                                                   .50                  .98
   Diluted
      As reported                                             $   .53              $  1.03
      Pro-forma                                                   .49                  .96

A summary of outstanding stock option grants and transactions for the six-month period ended June 30, 2006 follows:

                                              Average
                                   Number    Exercise
                                 of shares     Price
                                 ---------   --------
Outstanding at January 1, 2006   1,520,379    $20.63
   Granted
   Exercised                        39,785     10.53
   Forfeited
                                 ---------    ------
Outstanding at June 30, 2006     1,480,594    $20.90
                                 =========    ======

The aggregate intrinsic value and weighted-average remaining contractual term of outstanding options at June 30, 2006 were $8.9 million and 6.85 years, respectively.

                                   (unaudited)

Common shares issued upon exercise of stock options come from currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three and six-month periods ending June 30, 2006 and 2005:

                       Three months ended   Six months ended
                            June 30,            June 30,
                       ------------------   ----------------
                           2006   2005        2006     2005
                           ----   ----        ----   -------
                                   (in thousands)
Intrinsic value            $356   $327        $617    $1,597
                           ====   ====        ====    ======
Cash proceeds              $205   $378        $419    $1,073
                           ====   ====        ====    ======
Tax benefit realized       $124   $113        $216    $  400
                           ====   ====        ====    ======

9. In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," ("SFAS #156"). This statement amends SFAS #140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", to permit entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. In addition, this statement (1) clarifies when a servicer should separately recognize servicing assets and liabilities, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) permits at the date of adoption, a one-time reclassification of available for sale ("AFS") securities to trading securities without calling into question the treatment of other AFS securities under SFAS #115, "Accounting for Certain Investments in Debt and Equity Securities" and (4) requires additional disclosures for all separately recognized servicing assets and liabilities. This statement is effective as of the beginning of an entities first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of an entities fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #156 on January 1, 2007.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of the adoption of FIN 48.

10. The results of operations for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

                               FINANCIAL CONDITION

SUMMARY Our total assets increased by $86.9 million during the first six months of 2006. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.653 billion at June 30, 2006, an increase of $97.3 million from December 31, 2005. This was driven by increases in all categories of Portfolio Loans. (See "Portfolio Loans and asset quality.")

Deposits totaled $2.710 billion at June 30, 2006, compared to $2.641 billion at December 31, 2005. The $69.3 million increase in total deposits during the period principally reflects an increase in time deposits partially offset by a decline in savings and NOW accounts. Other borrowings totaled $201.3 million at June 30, 2006, a decrease of $25.7 million from December 31, 2005. This was primarily attributable to the payoff of maturing borrowings with federal funds purchased.

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

SECURITIES


                                                Unrealized
                                 Amortized   ---------------     Fair
                                    Cost      Gains   Losses     Value
                                 ---------   ------   ------   --------
                                             (in thousands)
Securities available for sale
   June 30, 2006                  $453,772   $6,661   $8,086   $452,347
   December 31, 2005               479,713    8,225    4,491    483,447

Securities available for sale declined during the first six months of 2006 because loan growth supplanted the need for any significant purchases of new investment securities, and the flat yield curve has created a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-rate spread on securities as we can on Portfolio Loans. As a result, purchases of securities will tend to erode some of our profitability measures, including our return on assets.

At June 30, 2006 and December 31, 2005, we had $13.9 million and $15.3 million, respectively, of asset-backed securities included in securities available for sale. All of our asset-backed securities are backed by mobile home loans and all are rated as investment grade (by the major rating agencies) except for one security with a book value of $1.9 million at June 30, 2006 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charges on this security during the first six months of 2006 but during the first six months of 2005 (in the first quarter) we recorded an impairment charge of $0.2 million on this security due primarily to credit related deterioration on the underlying mobile home loan collateral. We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. We did not record impairment charges on any other investment securities during the first six months of 2006 but during the first six months of 2005 we recorded an additional $0.2 million ($0.1 million in each of the first two quarters) impairment charge on Fannie Mae and Freddie Mac preferred securities. At June 30, 2006, we had a remaining book balance of $26.0 million in Fannie Mae and Freddie Mac preferred securities.

Sales of securities available for sale were as follows (See "Non-interest income."):


                     Three months ended   Six months ended
                           June 30,           June 30,
                     ------------------   ----------------
                       2006      2005      2006      2005
                     -------   --------   ------   -------
                                 (in thousands)
Proceeds              $1,283   $28,094    $1,283   $35,970
                      ======   =======    ======   =======

Gross gains           $  171   $ 1,533    $  171   $ 2,032
Gross losses                       119                 398
Impairment charges                 131                 383
                      ------   -------    ------   -------
   Net Gains          $  171   $ 1,283    $  171   $ 1,251
                      ======   =======    ======   =======

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

Our 2003 acquisition of Mepco added the financing of insurance premiums for businesses and the provision of payment plans to purchase vehicle service contracts for consumers (warranty business) to our lending activities. These are relatively new lines of business for us and expose us to new risks. Mepco conducts its lending activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the loan/payment plan collateral (the unearned insurance premium or vehicle service contract) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for warranty administrators and warranty sellers. The sudden failure of one of Mepco's major counterparties (an insurance company or warranty administrator/seller) could expose us to significant losses. In particular, at June 30, 2006 we had an exposure of approximately $2.6 million with one warranty business counterparty that was due primarily to an increased level of cancellations on existing vehicle service contract payment plans and insufficient holdbacks on more recently funded vehicle service contract payment plans. This exposure grew to nearly
$4.0 million in early August 2006. We are carefully monitoring business with this warranty counterparty and are aggressively pursuing actions to collect all outstanding funds including enforcing our rights with respect to a collateral securities account, pursuing other guarantors of this counterparty's obligations and pursuing legal actions. Based on our expectation that various portions of this liability can be satisfied from funds in a collateral securities account and/or from other counterparty guarantors and based on the warranty business counterparty's indication of its willingness to cooperate to bring its obligations to Mepco current, we currently do not anticipate incurring any loss related to our exposure with this warranty business counterparty. However, adverse future events such as a material decline in new business, higher cancellations of existing vehicle service contract payment plans, litigation amongst the parties or the failure or bankruptcy of this entity or any guarantor could result in a loss.

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

We generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.") During the first six months of 2006 our balance of real estate mortgage loans held in portfolio increased by $6.8 million.

The $23.0 million increase in commercial loans during the six months ended June 30, 2006, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $411.1 million of finance receivables at June 30, 2006, are comprised principally of loans to businesses to finance insurance premiums and payment plans offered to individuals to purchase vehicle service contracts. The growth in this category of loans is primarily due to the geographic expansion of Mepco's lending activities and the addition of sales staff to call on insurance agencies and automobile warranty administrators. During the first quarter of 2006 we instituted pricing increases and certain funding changes in the warranty business of Mepco. In April 2006, Mepco experienced a number of changes in key personnel. Between April 2006 and July 2006 a senior vice president from one of our banks served as Mepco's president. In late July 2006 this individual accepted a position as president of a community bank in Michigan. As a result, Robert Shuster, the Company's current chief financial officer, will also act as Mepco's interim President until a permanent replacement can be found. Unrelated to these management changes, certain key employees in the warranty division resigned. While we have replaced those former employees with individuals in which we have the utmost confidence, it is possible that these changes in management, as well as recent pricing increases and funding changes in Mepco's warranty business, could negatively impact Mepco's operations. This, in turn, could have an adverse impact on our results of operations. We are aggressively taking action to mitigate the impact from these changes in management, including the close monitoring of our relationships with key counter parties in the warranty business. To date we are not aware of any significant loss of warranty business.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

NON-PERFORMING ASSETS

                                            June 30,   December 31,
                                              2006         2005
                                            --------   ------------
                                             (dollars in thousands)
Non-accrual loans                            $18,257      $13,057
Loans 90 days or more past due and
   still accruing interest                     5,788        4,862
Restructured loans                                69           84
                                             -------      -------
   Total non-performing loans                 24,114       18,003
Other real estate and repossessed assets       1,911        2,147
                                             -------      -------
   Total non-performing assets               $26,025      $20,150
                                             =======      =======
As a percent of Portfolio Loans
   Non-performing loans                         0.91%        0.70%
   Allowance for loan losses                    0.92         0.90
Non-performing assets to total assets           0.76         0.60
Allowance for loan losses as a percent of
   non-performing loans                          102          128

The increase in the overall level of non-performing loans in the first six months of 2006 is primarily due to an increase in non-performing commercial loans. Non-performing commercial loans increased to $10.8 million at June 30, 2006 from $5.2 million at December 31, 2005. This increase is primarily due to the addition of two loans. One of these loans with a balance of $3.6 million is secured by a low/moderate income apartment complex. The Company has commenced collection of this credit through foreclosure and has established a specific allowance for loss of $0.3 million. A new general partner has been appointed to manage this property and a potential refinancing of this credit by a third-party is pending. The second commercial real estate loan has a balance of $1.5 million and is secured by vacant land. A sale of the real estate securing this loan is pending the clearance of certain conditions (primarily related to the removal of subordinate liens). The consummation of this sale is expected to cure this default.

Other real estate and repossessed assets totaled $1.9 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 0.22% on an annualized basis in the first half of 2006 compared to 0.28% in the first half of 2005. The decrease in loan net charge-offs is primarily due to a decrease in the level of commercial loan net charge-offs.

At June 30, 2006, the allowance for loan losses totaled $24.5 million, or 0.92% of Portfolio Loans compared to $23.0 million, or 0.90% of Portfolio Loans at December 31, 2005.

Impaired loans totaled approximately $12.2 million and $20.3 million at June 30, 2006 and 2005, respectively. At those same dates, certain impaired loans with balances of approximately $9.1 million and $17.9 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $2.0 million and $4.5 million, respectively. Our average investment in impaired loans was approximately $9.6 million and $16.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans was approximately $0.1 million and $0.2 million in the first six months of 2006 and 2005, respectively, of which the majority of these amounts were received in cash.

ALLOWANCE FOR LOSSES ON LOANS AND UNFUNDED COMMITMENTS

                                                            Six months ended
                                                                June 30,
                                             ----------------------------------------------
                                                      2006                    2005
                                             ---------------------   ----------------------
                                                         Unfunded                 Unfunded
                                              Loans    Commitments     Loans    Commitments
                                             -------   -----------   --------   -----------
                                                             (in thousands)
Balance at beginning of period               $23,035      $1,820      $24,737      $1,846
Additions (deduction)
   Provision charged to operating expense      4,379         (82)       4,240        (106)
   Recoveries credited to allowance            1,242                      842
   Loans charged against the allowance        (4,176)                  (4,099)
                                             -------      ------      -------      ------
Balance at end of period                     $24,480      $1,738      $25,720      $1,740
                                             =======      ======      =======      ======
Net loans charged against the allowance to
   average Portfolio Loans (annualized)         0.22%                    0.28%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                     June 30,   December 31,
                                                       2006         2005
                                                     --------   ------------
                                                          (in thousands)
Specific allocations                                  $ 2,045      $ 1,418
Other adversely rated loans                             8,265        8,466
Historical loss allocations                             7,292        6,693
Additional allocations based on subjective factors      6,878        6,458
                                                      -------      -------
                                                      $24,480      $23,035
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

Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our core deposit growth has not kept pace with the growth of our Portfolio Loans and we have primarily utilized brokered certificates of deposit ("Brokered CD's") to fund this Portfolio Loan growth. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternate sources such as short-term borrowings. More recently, and we believe due primarily to rising short-term interest rates, our customer's have been transferring funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. The continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See "Liquidity and capital resources.")

We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

ALTERNATE SOURCES OF FUNDS

                                              June 30, 2006                  December 31, 2005
                                      -----------------------------    -----------------------------
                                                    Average                          Average
                                        Amount      Maturity   Rate      Amount      Maturity   Rate
                                      ----------   ---------   ----    ----------   ---------   ----
                                                      (dollars in thousands)
Brokered CDs(1)                       $1,064,372   1.8 years   4.37%   $1,009,804   1.8 years   3.79%
Fixed rate FHLB advances(1,2)             48,448   6.0 years   5.75        51,525   6.2 years   5.65
Variable rate FHLB advances(1)            49,000   0.4 years   5.45        25,000   0.5 years   4.18
Securities sold under agreements to
   Repurchase(1)                          90,022   0.1 years   5.22       137,903   0.1 years   4.41
Federal funds purchased                  108,197       1 day   5.44        80,299       1 day   4.23
                                      ----------   ---------   ----    ----------   ---------   ----
      Total                           $1,360,039   1.6 years   4.60%   $1,304,531   1.7 years   3.96%
                                      ==========   =========   ====    ==========   =========   ====

----------

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2) Advances totaling $10.0 million at both June 30, 2006 and December 31, 2005, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase ("Repurchase Agreements"), totaled $201.3 million at June 30, 2006, compared to $227.0 million at December 31, 2005. The $25.7 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances and Repurchase Agreements with proceeds from federal funds purchased.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management.") At June 30, 2006, we employed interest-rate swaps with an aggregate notional amount of $640.2 million and interest rate caps with an aggregate notional amount of $255.5 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)

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

At June 30, 2006, we had $920.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD's that we expect to replace. Additionally, $1.139 billion of our deposits at June 30, 2006, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

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

Over the past several years our Portfolio Loans have grown more rapidly than our core deposits. In addition much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we have become more dependent on wholesale funding sources (such as Brokered CD's and Repurchase Agreements). In order to reduce this greater reliance on wholesale funding we intend to complete a securitization of finance receivables during the fourth quarter of 2006. It is likely that a securitization facility would have a higher total cost than our current wholesale funding sources, which would adversely impact our future net interest income. However, we believe that the improved liquidity will likely outweigh the adverse impact on our net interest income.

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

We have three special purpose entities that have issued $62.4 million of cumulative trust preferred securities outside of Independent Bank Corporation that currently qualifies as Tier 1 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2006, and December 31, 2005.

In March 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have no effect on our Tier 1 capital to average assets ratio at June 30, 2006.

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. We previously announced that our board of directors had authorized the repurchase of up to 750 thousand shares. This authorization expires on December 31, 2006. We did not repurchase any of our common stock during the second quarter of 2006, but during the first quarter of 2006 we repurchased 342 thousand shares at a weighted average price of $27.00 per share.

CAPITALIZATION

                                              June 30,   December 31,
                                                2006         2005
                                              --------   ------------
                                                   (in thousands)
Unsecured debt                                $  6,000     $  7,000
                                              --------     --------
Subordinated debentures                         64,197       64,197
Amount not qualifying as regulatory capital     (1,847)      (1,847)
                                              --------     --------
   Amount qualifying as regulatory capital      62,350       62,350
                                              --------     --------
Shareholders' Equity
   Preferred stock, no par value
   Common stock, par value $1.00 per share      21,862       21,991
   Capital surplus                             176,109      179,913
   Retained earnings                            55,691       41,486
   Accumulated other comprehensive income        2,852        4,869
                                              --------     --------
      Total shareholders' equity               256,514      248,259
                                              --------     --------
      Total capitalization                    $324,864     $317,609
                                              ========     ========

Total shareholders' equity at June 30, 2006 increased $8.3 million from December 31, 2005, due primarily to the retention of earnings and the issuance of common stock pursuant to certain compensation plans that was partially offset by share repurchases and cash dividends that we declared as well as a $2.0 million decrease in accumulated other comprehensive income. Shareholders' equity totaled $256.5 million, equal to 7.45% of total assets at June 30, 2006. At December 31, 2005, shareholders' equity totaled $248.3 million, which was equal to 7.40% of assets.

CAPITAL RATIOS

                                            June 30, 2006   December 31, 2005
                                            -------------   -----------------
Equity capital                                   7.45%              7.40%
Tier 1 leverage (tangible equity capital)        7.52               7.40
Tier 1 risk-based capital                        9.45               9.31
Total risk-based capital                        10.44              10.27

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

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $10.6 million and $22.9 million during the three- and six-month periods ended June 30, 2006. The decreases in net income from the comparative periods in 2005 are primarily a result of decreases in net interest income, net gains on the sale of real estate mortgage loans and net gains on the sales of securities and an increase in non-interest expenses. Partially offsetting these items were increases in VISA check card interchange income and other non-interest income and a decrease in income tax expense. The second quarter of 2006 also included a $0.6 million goodwill impairment charge (included in non-interest expense). Year to date 2006 results also include $2.8 million of other income and $1.7 million of non-interest expense related to the settlement of litigation involving the former owners of Mepco. (See "Litigation Matters.")

KEY PERFORMANCE RATIOS

                            Three months ended    Six months ended
                                 June 30,             June 30,
                            ------------------   -----------------
                               2006      2005      2006      2005
                             -------   -------   -------   -------
Net income to
   Average assets              1.25%     1.52%     1.37%     1.49%
   Average equity             16.65     19.84     18.37     19.61
Earnings per common share
   Basic                     $ 0.49    $ 0.54    $ 1.05    $ 1.05
   Diluted                     0.48      0.53      1.03      1.03

We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10% to 15%. Accordingly, our focus is on long-term results taking into consideration that certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. For the period from 2001 through 2005 our compound average annual earnings per share growth rate was approximately 17%. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders' equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). As we have grown in size, and also considering the relatively low economic growth rates in Michigan (our primary market for banking), we believe achieving a 10% to 15% growth rate in earnings per share will be challenging without future acquisitions. In addition, due primarily to the flat yield curve environment and competition for loans and deposits, our net interest margin has been declining recently which has adversely impacted our ability to meet our earnings per share growth rate goals in the first half of 2006.

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

Tax equivalent net interest income decreased by 2.7% to $35.1 million and by 1.0% to $70.4 million, respectively, during the three- and six-month periods in 2006 compared to 2005. These decreases reflect a decline in tax equivalent net interest income as a percent of average interest-earning assets ("Net Yield") that was partially offset by an increase in average interest-earning assets.

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.7 million and $1.6 million for the second quarters of 2006 and 2005, respectively, and were $3.4 million and $3.1 million for the first six months of 2006 and 2005, respectively. These adjustments were computed using a 35% tax rate.

Average interest-earning assets totaled $3.145 billion and $3.124 billion during the three- and six-month periods in 2006, respectively. The increases in average interest-earning assets are due primarily to growth in all categories of loans.

Our Net Yield decreased by 42 basis points to 4.47% during the second quarter of 2006 and also by 39 basis points to 4.52% during the first six months of 2006 as compared to the like periods in 2005. These declines primarily reflect a flattening yield curve as short-term interest rates have increased significantly over the past twelve months while long-term interest rates have increased modestly. Our yields on interest-earning assets have increased in 2006 compared to 2005 which primarily reflects the aforementioned rise in short-term interest rates that has resulted in variable rate loans re-pricing at higher rates. However, the increases in the yields on average interest-earning assets were more than offset by rises in our interest expense as a percentage of average interest-earning assets (the "cost of funds"). The increase in our cost of funds also primarily reflects the rise in short-term interest rates that has resulted in higher rates on certain short-term and variable rate borrowings and higher rates on deposits.

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                  Three Months Ended
                                                                       June 30,
                                             -----------------------------------------------------------
                                                         2006                           2005
                                             ----------------------------   ----------------------------
                                               Average                        Average
                                               Balance    Interest   Rate     Balance    Interest   Rate
                                             ----------   --------   ----   ----------   --------   ----
                                                                (dollars in thousands)
Assets
Taxable loans (1)                            $2,662,414    $52,530   7.91%  $2,385,097    $43,909   7.38%
Tax-exempt loans (1, 2)                           6,577        115   7.01        6,297        116   7.39
Taxable securities                              210,785      2,797   5.32      287,792      3,561   4.96
Tax-exempt securities (2)                       248,301      4,498   7.27      255,307      4,316   6.78
Other investments                                17,359        199   4.60       17,371        123   2.84
                                             ----------    -------          ----------    -------
   Interest Earning Assets                    3,145,436     60,139   7.66    2,951,864     52,025   7.06
                                                           -------                        -------
Cash and due from banks                          52,906                         60,411
Other assets, net                               210,694                        192,126
                                             ----------                     ----------
   Total Assets                              $3,409,036                     $3,204,401
                                             ==========                     ==========
Liabilities
Savings and NOW                              $  850,491      3,077   1.45   $  878,836      1,867   0.85
Time deposits                                 1,530,668     16,266   4.26    1,180,878      8,797   2.99
Long-term debt                                    4,495         52   4.64        6,495         74   4.57
Other borrowings                                398,925      5,655   5.69      527,237      5,233   3.98
                                             ----------    -------          ----------    -------
   Interest Bearing Liabilities               2,784,579     25,050   3.61    2,593,446     15,971   2.47
                                                           -------                        -------
Demand deposits                                 277,340                        274,610
Other liabilities                                91,716                         91,157
Shareholders' equity                            255,401                        245,188
                                             ----------                     ----------
Total liabilities and shareholders' equity   $3,409,036                     $3,204,401
                                             ==========                     ==========
   Tax Equivalent Net Interest Income                      $35,089                        $36,054
                                                           =======                        =======
   Tax Equivalent Net Interest Income
      as a Percent of Earning Assets                                 4.47%                          4.89%
                                                                     ====                           ====

(1)  All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                               Six Months Ended
                                                                   June 30,
                                        --------------------------------------------------------------
                                                     2006                             2005
                                        ------------------------------   -----------------------------
                                          Average                          Average
                                          Balance    Interest    Rate      Balance    Interest    Rate
                                        ----------   --------   ------   ----------   --------   -----
                                                             (dollars in thousands)
Assets
Taxable loans (1)                       $2,632,889   $102,379     7.82%  $2,341,439   $ 85,015    7.30%
Tax-exempt loans (1, 2)                      6,237        220     7.11        7,168        238    6.70
Taxable securities                         216,082      5,645     5.27      295,994      7,253    4.94
Tax-exempt securities (2)                  251,482      9,031     7.24      249,850      8,342    6.73
Other investments                           17,398        422     4.89       17,376        335    3.89
                                        ----------   --------            ----------   --------
   Interest Earning Assets               3,124,088    117,697     7.58    2,911,827    101,183    6.99
                                                     --------                         --------
Cash and due from banks                     54,012                           60,545
Other assets, net                          207,656                          190,418
                                        ----------                       ----------
   Total Assets                         $3,385,756                       $3,162,790
                                        ==========                       ==========
Liabilities
Savings and NOW                         $  864,533      6,065     1.41   $  880,137      3,541    0.81
Time deposits                            1,530,228     31,249     4.12    1,137,242     16,297    2.89
Long-term debt                               4,743        109     4.63        6,743        154    4.61
Other borrowings                           360,862      9,922     5.54      534,398     10,115    3.82
                                        ----------   --------            ----------   --------
   Interest Bearing Liabilities          2,760,366     47,345     3.46    2,558,520     30,107    2.37
                                                     --------                         --------
Demand deposits                            276,647                          273,612
Other liabilities                           96,930                           89,765
Shareholders' equity                       251,813                          240,893
                                        ----------                       ----------
Total liabilities and shareholders'
   equity                               $3,385,756                       $3,162,790
                                        ==========                       ==========
   Tax Equivalent Net Interest Income                $ 70,352                         $ 71,076
                                                     ========                         ========
   Tax Equivalent Net Interest Income
      as a Percent of Earning Assets                              4.52%                           4.91%
                                                                  ====                            ====

(1)  All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

PROVISION FOR LOAN LOSSES The provision for loan losses was $2.7 million and $2.5 million during the three months ended June 30, 2006 and 2005, respectively. During the six-month periods ended June 30, 2006 and 2005, the provision was $4.3 million and $4.1 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See "Portfolio loans and asset quality.")

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

Non-interest income totaled $10.8 million during the three months ended June 30, 2006, a $0.5 million decrease from the comparable period in 2005. This decrease was primarily due to declines in net gains on the sale of real estate mortgage loans and on the sale of securities that were partially offset by increases in VISA check card interchange income, real estate mortgage loan servicing income, and other non-interest income. Non-interest income increased to $23.4 million during the six months ended June 30, 2006, from $21.2 million a year earlier due primarily to the first quarter of 2006 including $2.8 million of non-recurring income from the litigation settlement described earlier. The balance of changes in the components of non-interest income for the comparative year to date periods are generally commensurate with the quarterly comparative changes.

NON-INTEREST INCOME

                                          Three months ended    Six months ended
                                               June 30,             June 30,
                                          ------------------   ------------------
                                            2006      2005       2006       2005
                                          --------   -------   --------   -------
                                                       (in thousands)
Service charges on deposit accounts        $ 5,031   $ 5,094    $ 9,499   $ 9,312
Mepco litigation settlement                                       2,800
Net gains (losses) on asset sales
   Real estate mortgage loans                1,188     1,307      2,214     2,695
   Securities                                  171     1,283        171     1,251
Title insurance fees                           440       468        882       965
VISA check card interchange income             871       685      1,662     1,307
Bank owned life insurance                      401       368        793       757
Manufactured home loan origination fees
   and commissions                             247       337        486       611
Mutual fund and annuity commissions            351       405        646       697
   Real estate mortgage loan servicing         621       174      1,274     1,238
Other                                        1,524     1,185      2,956     2,374
                                           -------   -------    -------   -------
      Total non-interest income            $10,845   $11,306    $23,383   $21,207
                                           =======   =======    =======   =======

Service charges on deposit accounts decreased by 1.2% to $5.0 million and increased by 2.0% to $9.5 million during the three- and six-month periods ended June 30, 2006, respectively, from the comparable periods in 2005. On a quarterly comparative basis the slight decline in service charges on deposits is primarily due to a decline in non-sufficient funds charges on checking accounts. The year to date increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate, if any, of service charges on deposits to moderate in future periods.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans decreased by $0.1 million during the three months ended June 30, 2006 from the same period in 2005 and decreased by $0.5 million on a year to date comparative basis. Based on current interest rates and economic conditions in Michigan, we would expect the level of mortgage loan origination and sales activity in 2006 to be below 2005 levels and would therefore also anticipate somewhat lower levels of gains on loan sales during the balance of 2006 compared to the same period in 2005.

REAL ESTATE MORTGAGE LOAN ACTIVITY

                                                Three months ended     Six months ended
                                                    June 30,              June 30,
                                               -------------------   -------------------
                                                 2006       2005       2006       2005
                                               --------   --------   --------   --------
                                                             (in thousands)
Real estate mortgage loans originated          $135,783   $186,998   $254,434   $333,960
Real estate mortgage loans sold                  73,223     95,955    133,470    183,873
Real estate mortgage loans sold with
   servicing rights released                      8,936     11,224     16,380     21,522
Net gains on the sale of real estate
   mortgage loans                                 1,188      1,307      2,214      2,695
Net gains as a percent of real estate
   mortgage loans sold ("Loan Sale Margin")        1.62%      1.36%      1.66%      1.47%
SFAS #133 adjustments included in the Loan
   Sale Margin                                    (0.13%)    (0.04%)     0.05%      0.01%

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

The second quarter of 2006 included $0.2 million in securities gains due primarily to the sale of $1.1 million of Fannie Mae preferred stock. We had previously recorded a $0.1 million other than temporary impairment charge on this security. The second quarter of 2005 included approximately $1.3 million of net gains on securities sales. During the second quarter of 2005 we liquidated our portfolio of four different bank stocks which generated gains of approximately $1.4 million. These gains were partially offset by a $0.1 million other then temporary impairment charge recorded on Fannie Mae and Freddie Mac preferred stocks.

The declines in title insurance fees in 2006 compared to 2005 primarily reflect the changes in our mortgage loan origination volume.

VISA check card interchange income increased in 2006 compared to 2005. These results can be primarily attributed to an increase in the size of our card base due to growth in checking accounts. In addition, the frequency of use of our VISA check card product by our customer base has increased due to our marketing efforts.

Manufactured home loan origination fees and commissions declined in 2006 compared to 2005. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first two quarters of 2006 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term. (Also see the discussion below under "Non-interest expense" of a goodwill impairment charge recorded in the second quarter of 2006 associated with our mobile home lending subsidiary).

Real estate mortgage loan servicing generated income of $0.6 million and $1.3 million in the second quarter and first six months of 2006 respectively, compared to $0.2 million and $1.2 million in the corresponding periods of 2005, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.

Activity related to capitalized mortgage loan servicing rights is as follows:

             CAPITALIZED REAL ESTATE MORTGAGE LOAN SERVICING RIGHTS

                                               Three months ended    Six months ended
                                                    June 30,             June 30,
                                               ------------------   -----------------
                                                 2006      2005       2006      2005
                                               -------   --------   -------   -------
                                                            (in thousands)
Balance at beginning of period                 $13,728    $12,255   $13,439   $11,360
   Originated servicing rights capitalized         760        824     1,394     1,579
   Amortization                                   (371)      (479)     (716)     (958)
   (Increase)/decrease in impairment reserve        11       (285)       11       334
                                               -------    -------   -------   -------
 Balance at end of period                      $14,128    $12,315   $14,128   $12,315
                                               -------    -------   -------   -------
 Impairment reserve at end of period           $    --    $   432   $    --   $   432
                                               =======    =======   =======   =======

The declines in originated mortgage loan servicing rights capitalized are due to the lower level of real estate mortgage loan sales in 2006 compared to 2005. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each quarter end. At June 30, 2006, we were servicing approximately $1.52 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.92%, a weighted average service fee of
25.9 basis points and an estimated fair market value of $20.7 million.

Other non-interest income has increased in 2006 compared to 2005. Increases in ATM, merchant deposit and money order fees have accounted for the majority of this growth. The growth is generally reflective of the overall expansion of the organization in terms of numbers of customers and accounts.

NON-INTEREST EXPENSE Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices.

Non-interest expense increased by $0.7 million to $26.8 million and by $3.5 million to $55.9 million during the three- and six-month periods ended June 30, 2006, respectively, compared to the like periods in 2005. The second quarter of 2006 includes a $0.6 million goodwill impairment charge as described below. The first six months of 2006 include $1.6 million of claims expense at Mepco (see "Litigation Matters" below). Growth associated with new branch offices and loan production offices account for much of the other increases in non-interest expense for the second quarter and first half of 2006 compared to the same periods in 2005.

NON-INTEREST EXPENSE

                                    Three months ended    Six months ended
                                         June 30,             June 30,
                                    ------------------   -----------------
                                      2006      2005       2006      2005
                                    -------   --------   -------   -------
                                                (in thousands)
Salaries                            $ 9,462    $ 8,659   $18,879   $17,038
Performance-based compensation
   and benefits                         514      1,998     2,294     4,118
Other benefits                        2,717      2,520     5,523     5,500
                                    -------    -------   -------   -------
   Compensation and employee
      benefits                       12,693     13,177    26,696    26,656
Occupancy, net                        2,513      2,103     5,281     4,341
Furniture, fixtures and equipment     1,771      1,715     3,602     3,513
Data processing                       1,485      1,247     2,889     2,390
Credit card and bank service fees     1,060        780     2,013     1,402
Advertising                           1,055      1,099     2,075     2,078
Loan and collection                   1,001      1,128     1,840     2,084
Communications                          921        908     1,979     1,984
Amortization of intangible assets       643        694     1,286     1,387
Goodwill impairment                     612                  612
Supplies                                530        614     1,057     1,224
Legal and professional                  430        562       992     1,353
Mepco claims expense                   (100)               1,600
Other                                 2,232      2,115     3,940     3,932
                                    -------    -------   -------   -------
   Total non-interest expense       $26,846    $26,142   $55,862   $52,344
                                    =======    =======   =======   =======

The increases in salaries and other benefits in 2006 compared to 2005 are primarily attributable to an increased number of employees resulting from the addition of new branch and loan production offices as well as to merit pay increases and increases in certain employee benefit costs such as health care insurance.

We accrue for performance based compensation (expected annual cash bonuses, equity based compensation and the employee stock ownership plan contribution) based on the provisions of our incentive compensation plan and the performance targets established by our Board of Directors. Based on our actual operating results for the first six months of 2006 as compared to the established incentive compensation plan targets, performance based compensation was reduced by $1.2 million during the second quarter of 2006.

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

The second quarter of 2006 includes a goodwill impairment charge of $0.6 million at First Home Financial (FHF) which was acquired in 1998. FHF is a loan origination company based in Grand Rapids, Michigan that specializes in the financing of manufactured homes located in mobile home parks or communities. As described above (see "Not-interest income") revenues and profits have declined at FHF over the last few years and have continued to decline in 2006. We test goodwill for impairment and based on the fair value of FHF (as determined by a valuation completed by a third party) the goodwill associated with FHF was reduced from $1.5 million to

$0.9 million. Since we acquired the stock of FHF, no income tax benefit was recorded related to the $0.6 million goodwill impairment charge.

The second quarter of 2006 also includes certain expenses of $0.4 million related to the refund by Mepco of finance charges that were determined by us to be in excess of permissible rates under the premium finance laws of certain states. We are currently reviewing other aspects of Mepco's operations to verify compliance with the variety of premium finance and related laws in the states in which Mepco operates. At this time, we cannot reasonably estimate the costs or expenses, if any, including any fines or penalties, that could result from any non-compliance.

INCOME TAX EXPENSE Our effective income tax rate was lower during both the second quarter of and for the first six months of 2006 compared to the like periods in 2005. These decreases are primarily due to tax exempt interest income and income on bank owned life insurance representing a higher percentage of pre-tax earnings. In addition, the $2.8 million in income recorded for the litigation settlement in the first quarter of 2006 (see "Litigation Matters" below) is not taxable. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.

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

We are required to assess our investment securities for "other than temporary impairment" on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the second quarter and for the first six months of 2006 resulted in no impairment charges for other than temporary impairment on various investment securities within our portfolio (we had $0.1 million and $0.4 million of such impairment charges during the second quarter and first six months of 2005, respectively). We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.

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

At June 30, 2006 we had approximately $14.1 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At June 30, 2006 we had approximately $780.7 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $7.9 million at June 30, 2006.

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

At June 30, 2006 we had recorded $55.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions. As described above under "Non-interest expense" we recorded a goodwill impairment charge of $0.6 million in the second quarter of 2006.

                               LITIGATION MATTERS

On March 16, 2006, we entered into a settlement agreement with the former shareholders of Mepco, (the "Former Shareholders") and Edward, Paul, and Howard Walder (collectively referred to as the "Walders") for purposes of resolving and dismissing all pending litigation between the parties. Under the terms of the settlement, on April 3, 2006, the Former Shareholders paid us a sum of $2.8 million, half of which was paid in the form of cash and half of which was paid in shares of our common stock. In return, we released 90,766 shares of Independent Bank Corporation common stock held pursuant to an escrow agreement among the parties that was previously entered into for the purpose of funding certain contingent liabilities that were, in part, the subject of the pending litigation. As a result of settlement of the litigation, we recorded other income of $2.8 million and an additional claims expense of approximately $1.7 million (related to the release of the shares held in escrow) in the first quarter of 2006.

The settlement covers both the claim filed by the Walders against Independent Bank Corporation and Mepco in the Circuit Court of Cook County, Illinois, as well as the litigation filed by Independent Bank Corporation and Mepco against the Walders in the Ionia County Circuit Court of Michigan.

As permitted under the terms of the merger agreement under which we acquired Mepco, on April 3, 2006, we paid the accelerated earn-out payments for the last three years of the performance period ending April 30, 2008. Those payments totaled approximately $8.9 million, which was included in accrued expenses and other liabilities. Also, under the terms of the merger agreement, the second year of the earn out for the year ended April 30, 2005, in the amount of $2.7 million was paid on March 21, 2006. As a result of the settlement and these payments, no future payments are due under the terms of the merger agreement under which we acquired Mepco.

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

Item 4.

                             CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

     With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the period ended June 30, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.

     During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities

     The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2006 pursuant to our share repurchase plan:

                                                                          Remaining
                                                     Total Number of        Number of
                                                    Shares Purchased        Shares
                                                       as Part of a     Authorized for
               Total Number of      Average Price       Publicly        Purchase Under
  Period     Shares Purchased(1)   Paid Per Share   Announced Plan(2)      the Plan
----------   -------------------   --------------   -----------------   --------------
April 2006            347               27.30
May 2006
June 2006           2,395               26.30
                    -----               -----                                -------
   Total            2,742               26.43                                405,747
                    =====               =====                                =======

(1) Includes shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2) Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2006.

Item 4. Submission of Matters to a Vote of Security-Holders

     Our Annual Meeting of Shareholders was held on April 25, 2006. As described in our proxy statement, dated March 20, 2006, the following matters were considered at that meeting:

(1)  Election of directors:

     Robert L. Hetzler, Michael M. Magee, Jr., and James E. McCarty were elected to serve three-year terms expiring in 2009 and Donna J. Banks was elected to serve a one-year term expiring in 2007. Votes for and votes withheld for each nominee were as follows:

                        Votes For    Votes Withheld
                        ----------   --------------
Robert L. Hetzler       19,327,766       108,400
Michael M. Magee, Jr.   19,265,762       170,405
James E. McCarty        18,928,856       507,310
Donna J. Banks          19,317,012       119,154

     Directors whose term of office as a director continued after the meeting were Stephen L.Gulis, Jr., Terry L. Haske, Charles A. Palmer, Jeffrey A. Bratsburg and Charles C. Van Loan.

(2) Ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2006. Votes for, votes against and abstentions were as follows:

Votes for:       19,249,808
Votes against:       68,524
Abstain:            117,833

(3) Consider and vote upon a proposal to amend our Articles of Incorporation to increase our authorized shares of common stock from 30 million shares to 40 million shares. Votes for, votes against and abstentions were as follows:

Votes for:       18,544,748
Votes against:      760,235
Abstain:            131,174

Item 6. Exhibits

     (a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

          10.  Technology Outsourcing Renewal Contract

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


Date August 7, 2006                     By /s/ Robert N. Shuster
                                           -------------------------------------
                                           Robert N. Shuster, Principal
                                           Financial Officer


Date August 7, 2006                     By /s/ James J. Twarozynski
                                           -------------------------------------
                                           James J. Twarozynski, Principal
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