Form 10-Q
period 2006-09-30
INDEPENDENT BANK CORP /MI/
filed 2006-11-08
CIK 39311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

                                      NONE
       Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES   X   NO
                                                      -----    -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer.

Large accelerated filer       Accelerated filer   X   Non-accelerated filer
                        -----                   -----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES       NO   X
                                     -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1                                  22,854,806
           Class                                 Outstanding at November 3, 2006

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                       Number(s)
                                                                       ---------
PART I -    Financial Information

Item 1.     Consolidated Statements of Financial Condition
               September 30, 2006 and December 31, 2005                      2
            Consolidated Statements of Operations
               Three- and Nine-month periods ended September 30,
               2006 and 2005                                                 3
            Consolidated Statements of Cash Flows
               Nine-month periods ended September 30, 2006 and 2005          4
            Consolidated Statements of Shareholders' Equity
               Nine-month periods ended September 30, 2006 and 2005          5
            Notes to Interim Consolidated Financial Statements            6-17
Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       18-38
Item 3.     Quantitative and Qualitative Disclosures about
               Market Risk                                                  38
Item 4.     Controls and Procedures                                         38

PART II -   Other Information

Item 2.     Changes in securities, use of proceeds and issuer
               purchases of equity securities                               39
Item 6.     Exhibits                                                        39

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

Part I
Item 1.

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                   September 30,   December 31,
                                                        2006           2005
                                                   -------------   ------------
                                                            (unaudited)
                                                          (in thousands)
Assets
Cash and due from banks                             $   81,224      $   67,586
Securities available for sale                          448,751         483,447
Federal Home Loan Bank stock, at cost                   15,338          17,322
Loans held for sale                                     32,393          28,569
Loans
   Commercial                                        1,075,438       1,030,095
   Real estate mortgage                                872,796         852,742
   Installment                                         344,944         304,053
   Finance receivables                                 390,294         368,871
                                                    ----------      ----------
      Total Loans                                    2,683,472       2,555,761
   Allowance for loan losses                           (25,364)        (23,035)
                                                    ----------      ----------
      Net Loans                                      2,658,108       2,532,726
Property and equipment, net                             67,985          63,173
Bank owned life insurance                               40,675          39,451
Goodwill                                                55,805          55,946
Other intangibles                                        8,800          10,729
Accrued income and other assets                         63,520          56,899
                                                    ----------      ----------
      Total Assets                                  $3,472,599      $3,355,848
                                                    ==========      ==========
Liabilities and Shareholders' Equity
Deposits
    Non-interest bearing                            $  288,077      $  295,151
   Savings and NOW                                     911,802         861,277
   Time                                              1,626,328       1,484,629
                                                    ----------      ----------
      Total Deposits                                 2,826,207       2,641,057
Federal funds purchased                                100,786          80,299
Other borrowings                                       136,304         227,047
Subordinated debentures                                 64,197          64,197
Financed premiums payable                               39,923          35,378
Accrued expenses and other liabilities                  44,767          59,611
                                                    ----------      ----------
      Total Liabilities                              3,212,184       3,107,589
                                                    ----------      ----------
Shareholders' Equity
   Preferred stock, no par value--
      200,000 shares authorized; none
      outstanding
   Common stock, $1.00 par value--
      40,000,000 shares authorized;
      issued and outstanding:
      22,854,806 shares at September
      30, 2006 and 21,991,001 shares
      at December 31, 2005                              22,855          21,991
   Capital surplus                                     200,035         179,913
   Retained earnings                                    33,616          41,486
   Accumulated other comprehensive income                3,909           4,869
                                                    ----------      ----------
      Total Shareholders' Equity                       260,415         248,259
                                                    ----------      ----------
      Total Liabilities and Shareholders' Equity    $3,472,599      $3,355,848
                                                    ==========      ==========

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                   Three Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                                      2006      2005      2006       2005
                                                    -------   -------   --------   --------
                                                       (unaudited)          (unaudited)
                                                   (in thousands, except per share amounts)
Interest Income
   Interest and fees on loans                       $53,845   $46,110   $156,367   $131,280
   Securities available for sale
      Taxable                                         2,713     3,304      8,358     10,557
      Tax-exempt                                      2,583     2,789      8,303      8,093
   Other investments                                    191       199        613        534
                                                    -------   -------   --------   --------
            Total Interest Income                    59,332    52,402    173,641    150,464
                                                    -------   -------   --------   --------
Interest Expense
   Deposits                                          22,606    12,686     59,920     32,524
   Other borrowings                                   4,786     5,440     14,817     15,709
                                                    -------   -------   --------   --------
            Total Interest Expense                   27,392    18,126     74,737     48,233
                                                    -------   -------   --------   --------
            Net Interest Income                      31,940    34,276     98,904    102,231
Provision for loan losses                             4,555     1,588      8,852      5,722
                                                    -------   -------   --------   --------
         Net Interest Income After Provision for
            Loan Losses                              27,385    32,688     90,052     96,509
                                                    -------   -------   --------   --------
Non-interest Income
   Service charges on deposit accounts                5,285     5,172     14,784     14,484
   Mepco litigation settlement                                             2,800
   Net gains (losses) on assets
     Real estate mortgage loans                       1,115     1,508      3,329      4,203
     Securities                                                   (23)       171      1,228
   Title insurance fees                                 416       494      1,298      1,459
   Manufactured home loan origination fees
      and commissions                                   214       294        700        905
   VISA check card interchange income                   870       713      2,532      2,020
   Real estate mortgage loan servicing                  561       836      1,835      2,074
   Other income                                       2,260     2,077      6,655      5,905
                                                    -------   -------   --------   --------
            Total Non-interest Income                10,721    11,071     34,104     32,278
                                                    -------   -------   --------   --------
Non-interest Expense
   Compensation and employee benefits                11,846    14,202     38,542     40,858
   Occupancy, net                                     2,295     2,182      7,576      6,523
   Furniture, fixtures and equipment                  1,718     1,637      5,320      5,150
   Data processing                                    1,447     1,350      4,336      3,740
   Advertising                                        1,061     1,128      3,136      3,206
   Goodwill impairment                                                       612
   Other expenses                                     5,932     6,656     20,639     20,022
                                                    -------   -------   --------   --------
            Total Non-interest Expense               24,299    27,155     80,161     79,499
                                                    -------   -------   --------   --------
            Income Before Income Tax                 13,807    16,604     43,995     49,288
Income tax expense                                    3,856     4,556     11,099     13,813
                                                    -------   -------   --------   --------
            Net Income                              $ 9,951   $12,048   $ 32,896   $ 35,475
                                                    =======   =======   ========   ========
Net Income Per Share
   Basic                                            $   .43   $   .52   $   1.44   $   1.52
   Diluted                                              .43       .51       1.41       1.49
Dividends Per Common Share
   Declared                                         $   .20       .18        .58        .53
   Paid                                                 .20       .17        .56        .50

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                    Nine months ended
                                                                      September 30,
                                                                  ---------------------
                                                                     2006        2005
                                                                  ---------   ---------
                                                                       (unaudited)
                                                                      (in thousands)
Net Income                                                        $  32,896   $  35,475
                                                                  ---------   ---------
Adjustments to Reconcile Net Income
   to Net Cash from Operating Activities
   Proceeds from sales of loans held for sale                       212,316     289,779
   Disbursements for loans held for sale                           (212,811)   (288,212)
   Provision for loan losses                                          8,852       5,722
   Depreciation and amortization of premiums and accretion of
      discounts on securities and loans                              (6,856)     (9,482)
   Net gains on sales of real estate mortgage loans                  (3,329)     (4,203)
   Net gains on securities                                             (171)     (1,228)
   Deferred loan fees                                                   122        (607)
   Goodwill impairment                                                  612
   Increase in accrued income and other assets                       (9,730)     (2,806)
   Increase in accrued expenses and other liabilities                (8,775)      3,139
                                                                  ---------   ---------
                                                                    (19,770)     (7,898)
                                                                  ---------   ---------
      Net Cash from Operating Activities                             13,126      27,577
                                                                  ---------   ---------
Cash Flow used in Investing Activities
   Proceeds from the sale of securities available for sale            1,283      47,587
   Proceeds from the maturity of securities available for sale       11,490      15,484
   Proceeds from the redemption of Federal Home Loan Bank stock       1,984          --
   Principal payments received on securities available for sale      27,111      44,212
   Purchases of securities available for sale                        (5,267)    (66,548)
   Portfolio loans originated, net of principal payments           (118,569)   (248,384)
   Capital expenditures                                             (11,081)     (9,953)
                                                                  ---------   ---------
      Net Cash used in Investing Activities                         (93,049)   (217,602)
                                                                  ---------   ---------
Cash Flow from Financing Activities
   Net increase in total deposits                                   183,640     365,730
   Net decrease in short-term borrowings                            (40,556)    (24,986)
   Proceeds from Federal Home Loan Bank advances                    148,700     472,750
   Payments of Federal Home Loan Bank advances                     (176,900)   (592,066)
   Repayment of long-term debt                                       (1,500)     (1,500)
   Net increase (decrease) in financed premiums payable               4,545     (13,111)
   Dividends paid                                                   (12,964)    (11,090)
   Repurchase of common stock                                       (11,989)     (4,696)
   Proceeds from issuance of common stock                               585       1,206
                                                                  ---------   ---------
      Net Cash from Financing Activities                             93,561     192,237
                                                                  ---------   ---------
      Net Increase in Cash and Cash Equivalents                      13,638       2,212
Cash and Cash Equivalents at Beginning of Period                     67,586      72,815
                                                                  ---------   ---------
      Cash and Cash Equivalents at End of Period                  $  81,224   $  75,027
                                                                  =========   =========
Cash paid during the period for
   Interest                                                       $  70,763   $  44,993
   Income taxes                                                       9,912      12,623
Transfer of loans to other real estate                                2,583       3,760

See notes to interim consolidated financial statements

                  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                                    Nine months ended
                                                      September 30,
                                                   -------------------
                                                     2006       2005
                                                   --------   --------
                                                       (unaudited)
                                                      (in thousands)
Balance at beginning of period                     $248,259   $230,292
   Net income                                        32,896     35,475
   Cash dividends declared                          (13,311)   (12,112)
   Issuance of common stock                           5,520      3,052
   Repurchase of common stock                       (11,989)    (4,696)
   Net change in accumulated other comprehensive
      income, net of related tax effect                (960)      (301)
                                                   --------   --------
Balance at end of period                           $260,415   $251,710
                                                   ========   ========

See notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. In our opinion, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2006 and December 31, 2005, and the results of operations for the three and nine-month periods ended September 30, 2006 and 2005. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2005 Annual Report on Form 10-K for a disclosure of our accounting policies.

2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $30.8 million at September 30, 2006, and $18.0 million at December 31, 2005. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

3. Comprehensive income for the three- and nine-month periods ended September 30 follows:

                                                     Three months ended   Nine months ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                       2006      2005       2006      2005
                                                     -------   -------    -------   -------
                                                                 (in thousands)
Net income                                           $ 9,951   $12,048    $32,896   $35,475
Net change in unrealized gain on securities
   available for sale, net of related tax effect       3,662    (1,496)       309    (1,831)
Net change in unrealized gain (loss) on derivative
   instruments, net of related tax effect             (2,522)    1,394     (1,020)    1,530
Reclassification adjustment for accretion on
   settled derivative financial instruments              (83)                (249)
                                                     -------   -------    -------   -------
Comprehensive income                                 $11,008   $11,946    $31,936   $35,174
                                                     =======   =======    =======   =======

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

                                                     Three months ended   Nine months ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2006   2005         2006    2005
                                                        ----   ----         ----   ------
                                                                 (in thousands)
Gain (loss) reclassified into earnings                  $      $(23)        $171   $1,228
Federal income tax expense as a result of the
   reclassification of these amounts from
   comprehensive income                                          (8)          60      430

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

                                   (unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30, follows:

As of or for the three months ended September 30,

                                  IB        IBWM      IBSM      IBEM      Mepco   Other(2)  Elimination     Total
                              ----------  --------  --------  --------  --------  --------  -----------  ----------
                                                                  (in thousands)
2006
   Total assets               $1,053,823  $756,657  $506,681  $722,463  $425,705  $350,993   $(343,723)  $3,472,599
   Interest income                16,695    13,279     8,144    12,078     9,312         5        (181)      59,332
   Net interest income             9,420     8,246     4,491     7,102     4,333    (1,610)        (42)      31,940
   Provision for loan losses         747     1,008      (105)    2,845        60                              4,555
   Income (loss) before
      income tax                   4,750     4,814     3,226       722     1,795    (1,544)         44       13,807
   Net income (loss)               3,581     3,371     2,397       702     1,114    (1,213)         (1)       9,951

2005
   Total assets               $1,028,668  $739,695  $468,963  $703,981  $387,990  $343,205   $(348,638)  $3,323,864
   Interest income                14,910    11,374     6,879    10,331     8,986         4         (82)      52,402
   Net interest income             9,994     8,270     4,346     7,289     5,829    (1,431)        (21)      34,276
   Provision for loan losses          69       798       342       233       146                              1,588
   Income (loss) before
      income tax                   5,524     4,842     2,594     2,891     3,132    (2,414)         35       16,604
   Net income (loss)               4,134     3,391     1,985     2,155     2,052    (1,653)        (16)      12,048

As of or for the nine months ended September 30,

                                  IB        IBWM      IBSM      IBEM    Mepco(1)  Other(2)  Elimination     Total
                              ----------  --------  --------  --------  --------  --------  -----------  ----------
                                                                  (in thousands)
2006
   Total assets               $1,053,823  $756,657  $506,681  $722,463  $425,705  $350,993  $(343,723)   $3,472,599
   Interest income                48,817    38,391    23,521    35,489    27,864        15       (456)      173,641
   Net interest income            29,253    24,996    13,467    21,992    14,042    (4,721)      (125)       98,904
   Provision for loan losses       1,645     1,831       724     4,028       624                              8,852
   Income (loss) before
      income tax                  13,766    14,139     7,622     6,068     3,804    (1,498)        94        43,995
   Net income (loss)              10,348     9,920     5,862     4,701     2,358      (253)       (40)       32,896

2005
   Total assets               $1,028,668  $739,695  $468,963  $703,981  $387,990  $343,205  $(348,638)   $3,323,864
   Interest income                47,661    28,803    19,189    29,587    25,357        17       (150)      150,464
   Net interest income            33,072    21,405    12,541    21,678    17,827    (4,257)       (35)      102,231
   Provision for loan losses         783     1,637     1,840       853       609                              5,722
   Income (loss) before
      income tax                  22,322    12,238     6,199     8,368    10,255    (5,027)    (5,067)       49,288
   Net income (loss)              16,184     8,618     4,856     6,263     6,343    (3,312)    (3,477)       35,475

(1) 2006 net income includes $1.6 million of non-interest expense related to the settlement of litigation involving the former owners of Mepco.

(2) Includes items relating to the Registrant and certain insignificant operations. Net income for the nine months ended September 30, 2006, includes $2.8 million of non-interest income related to the settlement of litigation involving the former owners of Mepco. This amount is not taxable.

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

A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

                                                            Three months        Nine months
                                                               ended               ended
                                                           September 30,       September 30,
                                                         -----------------   -----------------
                                                           2006      2005      2006      2005
                                                         -------   -------   -------   -------
                                                            (in thousands, except per share
                                                                        amounts)
Net income                                               $ 9,951   $12,048   $32,896   $35,475
                                                         =======   =======   =======   =======

Weighted-average shares outstanding                       22,885    23,344    22,922    23,374
   Effect of stock options                                   345       424       371       414
   Stock units for deferred compensation plan for non-
      employee directors                                      54        51        52        50
                                                         -------   -------   -------   -------
         Weighted-average shares outstanding for
            calculation of diluted earnings per share     23,284    23,819    23,345    23,838
                                                         =======   =======   =======   =======
Net income per share
   Basic                                                 $   .43   $   .52   $  1.44   $  1.52
   Diluted                                                   .43       .51      1.41      1.49

Weighted average stock options outstanding that were anti-dilutive totaled 0.7 million and 0.01 million for the three-months ended September 30, 2006 and 2005, respectively. During the nine-month periods ended September 30, 2006 and 2005, weighted-average anti-dilutive stock options totaled 0.5 million and 0.1 million respectively.

Per share data has been restated for a 5% stock dividend in 2006.

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

                                   (unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

                                                                      September 30, 2006
                                                                -----------------------------
                                                                            Average
                                                                Notional   Maturity     Fair
                                                                 Amount     (years)    Value
                                                                --------   --------   -------
                                                                    (dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements   $499,409      3.3     $(5,838)
                                                                ========      ===     =======

Cash Flow Hedge
   Pay fixed interest-rate swap agreements                      $120,500      1.5     $ 1,699
   Interest-rate cap agreements                                  250,500      2.4       2,068
                                                                --------      ---     -------
      Total                                                     $371,000      2.1     $ 3,767
                                                                ========      ===     =======

No hedge designation
   Pay variable interest-rate swap agreements                   $ 60,000      0.4        $(83)
   Interest-rate cap agreements                                   40,000      2.0         149
   Rate-lock real estate mortgage loan commitments                47,579      0.1          61
   Mandatory commitments to sell real estate mortgage loans       43,714      0.1        (103)
                                                                --------      ---     -------
      Total                                                     $191,293      0.6     $    24
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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.9 million, net of tax, of unrealized gains on Cash Flow Hedges at September 30, 2006 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2006 is 5.7 years.

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

                                   (unaudited)

The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 is as follows:

                                                   Income (Expense)
                                           --------------------------------
                                                        Other
                                             Net    Comprehensive
                                           Income       Income       Total
                                           ------   -------------   -------
                                                    (in thousands)
Change in fair value during the three-
   month period ended September 30, 2006
   Interest-rate swap agreements
      not designated as hedges             $  67                    $    67
   Interest-rate cap agreements
      not designated as hedges              (188)                      (188)
   Rate Lock Commitments                     176                        176
   Mandatory Commitments                    (213)                      (213)
   Ineffectiveness of fair value hedges       30                         30
   Ineffectiveness of cash flow hedges       (22)                       (22)
   Cash flow hedges                                    $(4,867)      (4,867)
   Reclassification adjustment                             858          858
                                           -----       -------      -------
      Total                                 (150)       (4,009)      (4,159)
   Income tax                                (53)       (1,404)      (1,457)
                                           -----       -------      -------
      Net                                  $ (97)      $(2,605)     $(2,702)
                                           =====       =======      =======

                                                   Income (Expense)
                                           --------------------------------
                                                        Other
                                             Net    Comprehensive
                                           Income       Income       Total
                                           ------   -------------   -------
                                                    (in thousands)
Change in fair value during the nine-
   month period ended September 30, 2006
   Interest-rate swap agreements
      not designated as hedges              $(47)                   $   (47)
   Interest-rate cap agreements
      not designated as hedges                68                         68
   Rate Lock Commitments                      28                         28
   Mandatory Commitments                      (5)                        (5)
   Ineffectiveness of fair value hedges       (9)                        (9)
   Ineffectiveness of cash flow hedges       (22)                       (22)
   Cash flow hedges                                    $(4,524)      (4,524)
   Reclassification adjustment                           2,571        2,571
                                            ----       --------     -------
      Total                                   13        (1,953)      (1,940)
   Income tax                                  4          (684)        (680)
                                            ----       --------     -------
      Net                                   $  9       $(1,269)     $(1,260)
                                            ====       ========     =======

                                   (unaudited)

                                                   Income (Expense)
                                           --------------------------------
                                                        Other
                                             Net    Comprehensive
                                           Income       Income       Total
                                           ------   -------------   -------
                                                    (in thousands)
Change in fair value during the three-
   month period ended September 30, 2005
   Interest-rate swap agreements
      not designated as hedges              $ (5)                   $   (5)
   Rate Lock Commitments                      69                        69
   Mandatory Commitments                     392                       392
   Ineffectiveness of fair value hedges      (23)                      (23)
   Cash flow hedges                                     $1,857       1,857
   Reclassification adjustment                             287         287
                                            ----        ------      ------
      Total                                  433         2,144       2,577
   Income tax                                152           750         902
                                            ----        ------      ------
      Net                                   $281        $1,394      $1,675
                                            ====        ======      ======

                                                   Income (Expense)
                                           --------------------------------
                                                        Other
                                             Net    Comprehensive
                                           Income       Income       Total
                                           ------   -------------   -------
                                                    (in thousands)
Change in fair value during the nine-
   month period ended September 30, 2005
   Interest-rate swap agreements
      not designated as hedges              $(81)                   $  (81)
   Rate Lock Commitments                     134                       134
   Mandatory Commitments                     334                       334
   Ineffectiveness of fair value hedges      (17)                      (17)
   Cash flow hedges                                     $2,334       2,334
   Reclassification adjustment                              20          20
                                            ----        ------      ------
      Total                                  370         2,354       2,724
   Income tax                                130           824         954
                                            ----        ------      ------
      Net                                   $240        $1,530      $1,770
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

Intangible assets, net of amortization, were comprised of the following at September 30, 2006 and December 31, 2005:

                                     September 30, 2006        December 31, 2005
                                  -----------------------   -----------------------
                                    Gross                     Gross
                                  Carrying    Accumulated   Carrying    Accumulated
                                   Amount    Amortization    Amount    Amortization
                                  --------   ------------   --------   ------------
                                                (dollars in thousands)
Amortized intangible assets
   Core deposit                    $20,545      $13,187      $20,545      $11,709
   Customer relationship             2,604        1,923        2,604        1,700
   Covenants not to compete          1,520          759        1,520          531
                                   -------      -------      -------      -------
      Total                        $24,669      $15,869      $24,669      $13,940
                                   =======      =======      =======      =======

Unamortized intangible assets -
   Goodwill                        $55,805                   $55,946
                                   =======                   =======

During the quarter ended June 30, 2006, it was determined (based on a third party evaluation) that certain goodwill at our IB segment was impaired. As a result goodwill was written down through a charge to expense of $0.6 million. Based on our review of all remaining goodwill recorded on the Statement of Financial Condition, no impairment existed as of September 30, 2006.

Amortization of intangibles, has been estimated through 2011 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                      (dollars in thousands)
                                      ----------------------
Nine months ended December 31, 2006           $  643
Year ending December 31:
   2007                                        2,382
   2008                                        2,061
   2009                                          966
   2010                                          729
   2011 and thereafter                         2,019
                                              ------
      Total                                   $8,800
                                              ======

                                   (unaudited)

Changes in the carrying amount of goodwill by reporting segment for the nine months ended September 30, 2006 and 2005 were as follows:

                                   IB      IBWM  IBSM    IBEM     Mepco    Other(1)   Total
                                --------   ----  ----  -------  --------   --------  -------
                                                   (dollars in thousands)
Goodwill
   Balance, December 31, 2005   $9,560      $32        $23,205  $22,806    $343      $55,946
   Acquired during period                                           471(2)               471
      Impairment                  (612)                                                 (612)
                                ------      ---        -------  -------    ----      -------
   Balance, September 30, 2006  $8,948      $32        $23,205  $23,277    $343      $55,805
                                ======      ===        =======  =======    ====      =======
   Balance, December 31, 2004   $9,702      $32        $23,205  $20,035    $380      $53,354
   Acquired during period         (142)(3)                        2,308(2)  (37)(4)    2,129
                                ------      ---        -------  -------    ----      -------
   Balance, September 30, 2005  $9,560      $32        $23,205  $22,343    $343      $55,483
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

We maintain performance-based compensation plans that includes a long-term incentive plan that permits the issuance of equity based compensation awards, including stock options. At the present time, we do not anticipate utilizing stock option grants in the future, thus the only expense related to stock options would be associated with the issuance (if any) of new stock options associated with the "reload" feature of existing outstanding stock options. All stock options outstanding at December 31, 2005 were fully vested and there were no new stock option grants during the nine month period ended September 30, 2006.

                                   (unaudited)

Prior to January 1, 2006 we granted options to our non-employee directors as well as certain officers. Options that were granted had vesting periods of up to one year, a price equal to the fair market value of the common stock on the date of grant, and expire not more than ten years after the date of grant. The per share weighted-average fair value of stock options was obtained using the Black-Scholes options pricing model. The following table summarizes the assumptions used and values obtained for the periods ended September 30, 2005(1):

                                        Three months ended    Nine months ended
                                        September 30, 2005   September 30, 2005
                                        ------------------   ------------------
Expected dividend yield                                              2.57%
Risk-free interest rate                                              4.20
Expected life (in years)                                             9.73
Expected volatility                                                 32.02%
Per share weighted-average fair value                              $ 9.94

(1) No stock options were granted during the nine months ended September 30, 2006.

The following table summarizes the impact on our net income had compensation cost included the fair value of options at the grant date for the periods ended September 30, 2005:

                                                           Three months ended    Nine months ended
                                                           September 30, 2005   September 30, 2005
                                                           ------------------   ------------------
                                                           (in thousands except per share amounts)
Net income - as reported                                        $12,048              $35,475
   Stock based compensation expense determined under
      fair value based method, net of related tax effect            (41)              (1,667)
                                                                -------              -------
      Pro-forma net income                                      $12,007              $33,808
                                                                =======              =======
Income per share
   Basic
      As reported                                               $   .52              $  1.52
      Pro-forma                                                     .51                 1.45
   Diluted
      As reported                                               $   .51              $  1.49
      Pro-forma                                                     .50                 1.42

A summary of outstanding stock option grants and transactions for the nine-month period ended September 30, 2006 follows:

                                                 Average
                                      Number    Exercise
                                    of shares     Price
                                    ---------   --------
Outstanding at January 1, 2006      1,596,399    $19.65
   Granted
   Exercised                           57,315     10.20
   Forfeited                            5,381     25.97
                                    ---------    ------
Outstanding at September 30, 2006   1,533,703    $19.98
                                    =========    ======

The aggregate intrinsic value and weighted-average remaining contractual term of outstanding options at September 30, 2006 were $8.0 million and 6.61 years, respectively.

                                   (unaudited)

Common shares issued upon exercise of stock options come from currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three and nine-month periods ending September 30, 2006 and 2005:

                       Three months ended   Nine months ended
                          September 30,       September 30,
                       ------------------   -----------------
                           2006   2005        2006    2005
                           ----   ----        ----   ------
                                   (in thousands)
Intrinsic value            $225   $164        $842   $1,761
                           ====   ====        ====   ======
Cash proceeds              $166   $ 26        $585   $1,099
                           ====   ====        ====   ======
Tax benefit realized       $ 79   $  4        $295   $  404
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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," ("FIN #48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS #109, "Accounting for Income Taxes". FIN #48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN #48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN #48 is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the impact of the adoption of FIN #48.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) #108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. We have not completed our evaluation of the impact of SAB #108.

10. On November 6, 2006 we entered into a Branch Purchase Agreement (the "Agreement") with TCF National Bank ("TCF") for IB and IBSM to acquire 10 branches from TCF with deposits totaling approximately $235 million. The branches to be acquired are located in Bay

City, Saginaw and Battle Creek, Michigan. The deposit base at these 10 branches is currently comprised of approximately $34 million in non-interest bearing demand deposit accounts, $38 million in interest bearing demand deposit accounts, $80 million in savings and money market accounts, and $83 million in certificates of deposit. Under the terms of the Agreement we expect to pay a premium equal to 11.50% of the deposits assumed (or approximately
$27 million based on the current level of deposits at the 10 branches) and also pay approximately $4.2 million for the associated real property and furniture, fixtures and equipment at the branches. We do not expect this transaction to have a material impact on our earnings per share in 2007 and we intend to use the proceeds from the deposit liabilities being assumed to pay down short term borrowings or maturing brokered certificates of deposit. The closing of this transaction is expected to occur in March 2007, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions.

11. The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

                               FINANCIAL CONDITION

SUMMARY Our total assets increased by $116.8 million during the first nine months of 2006. Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.683 billion at September 30, 2006, an increase of $127.7 million from December 31, 2005. This was driven by increases in all categories of Portfolio Loans. (See "Portfolio Loans and asset quality.")

Deposits totaled $2.826 billion at September 30, 2006, compared to $2.641 billion at December 31, 2005. The $185.2 million increase in total deposits during the period principally reflects increases in savings and NOW accounts and time deposits partially offset by a decline in non-interest bearing demand deposits. Other borrowings totaled $136.3 million at September 30, 2006, a decrease of $90.7 million from December 31, 2005. This was primarily attributable to the payoff of maturing borrowings with federal funds purchased and brokered certificates of deposit ("Brokered CD's).

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

SECURITIES

                                               Unrealized
                                Amortized   ---------------     Fair
                                   Cost      Gains   Losses     Value
                                ---------   ------   ------   --------
                                            (in thousands)
Securities available for sale
   September 30, 2006            $444,541   $9,100   $4,890   $448,751
   December 31, 2005              479,713    8,225    4,491    483,447

Securities available for sale declined during the first nine months of 2006 because loan growth supplanted the need for any significant purchases of new investment securities, and the flat yield curve has created a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-rate spread on securities as we can on Portfolio Loans. As a result, purchases of securities will tend to erode some of our profitability measures, including our return on assets.

At September 30, 2006 and December 31, 2005, we had $13.4 million and $15.3 million, respectively, of asset-backed securities included in securities available for sale. All of our asset-backed securities are backed by mobile home loans and all are rated as investment grade (by the major rating agencies) except for one security with a book value of $1.8 million at September 30, 2006 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charges on this security during the first nine months of 2006 but during the first nine months of 2005 (in the first quarter) we recorded an impairment charge of $0.2 million on this security due primarily to credit related deterioration on the underlying mobile home loan collateral. We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. We did not record impairment charges on any other investment securities during the first nine months of 2006 but during the first nine months of 2005 we recorded an additional $0.2 million impairment charge on Fannie Mae and Freddie Mac preferred securities. At September 30, 2006, we had a remaining book balance of $26.0 million in Fannie Mae and Freddie Mac preferred securities.

Sales of securities available for sale were as follows (See "Non-interest income."):

                        Three months ended   Nine months ended
                           September 30,       September 30,
                        ------------------   -----------------
                          2006     2005        2006      2005
                          ----   -------      ------   -------
                                     (in thousands)
Proceeds                         $11,617      $1,283   $47,587
                                 ========     ======   =======
Gross gains                      $    35      $  171   $ 2,067
Gross losses                          25                   423
Impairment charges                    33                   416
                                 -------      ------   -------
   Net gains (losses)            $   (23)     $  171   $ 1,228
                                 ========     ======   =======

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

The sudden failure of one of Mepco's major counterparties (an insurance company or warranty administrator/seller) could expose us to significant losses. In particular, at September 30, 2006 we had an exposure of approximately $4.8 million with one warranty business counterparty that was created due primarily to an increased level of cancellations on existing vehicle service contract payment plans and insufficient holdbacks on more recently funded vehicle service contract payment plans. We have established a repayment plan with this warranty business counterparty and continue to work with them to fully resolve this matter. Further, there is approximately $6.3 million in a collateral account that has been pledged to secure this warranty business counterparty's obligations to Mepco and there exists certain third party guarantees of this counterparties obligations. We are carefully monitoring our relationship with this warranty counterparty and if necessary, will pursue appropriate future actions to collect all outstanding funds including withdrawals from the collateral account, pursuing other guarantors of this counterparty's obligations and legal action. While we currently do not anticipate incurring any loss related to our exposure with this warranty business counterparty, adverse future events such as higher cancellations of existing vehicle service contract payment plans, litigation amongst the parties or the failure or bankruptcy of this entity could result in a loss.

Mepco also has established procedures for loan servicing and collections, including the timely cancellation of the insurance policy or vehicle service contract, in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the loan/payment plan origination activities and initial customer contact is entirely done through unrelated third parties (primarily insurance agents, automobile warranty administrators or direct marketers). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from incurring significant credit or fraud related losses in this business segment.

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

We generally retain loans that may be profitably funded within established risk parameters. (See "Asset/liability management.") As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See "Non-interest income.") During the first nine months of 2006 our balance of real estate mortgage loans held in portfolio increased by $20.1 million.

The $45.3 million increase in commercial loans during the nine months ended September 30, 2006, principally reflects our emphasis on lending opportunities within this category of loans and an increase in commercial lending staff. Loans secured by real estate comprise the majority of new commercial loans.

The $390.3 million of finance receivables at September 30, 2006, are comprised principally of loans to businesses to finance insurance premiums and payment plans offered to individuals to purchase vehicle service contracts. The growth in this category of loans is primarily due to the geographic expansion of Mepco's lending activities and the addition of sales staff to call on insurance agencies and automobile warranty administrators. During the first quarter of 2006 we instituted pricing increases and certain funding changes in the warranty business of Mepco. In April 2006, Mepco experienced a number of changes in key personnel. Between April 2006 and

July 2006 a senior vice president from one of our banks served as Mepco's president. In late July 2006 this individual accepted a position as president of a community bank in Michigan. As a result, Robert Shuster, the Company's current chief financial officer, has been assigned additional responsibilities as Mepco's president and CEO. Unrelated to these management changes, certain key employees in the warranty division resigned. While we have replaced those former employees with individuals in which we have the utmost confidence, it is possible that these changes in management, as well as recent pricing increases and funding changes in Mepco's warranty business, could negatively impact Mepco's operations. This, in turn, could have an adverse impact on our results of operations. We are aggressively taking action to mitigate the impact from these changes in management, including the close monitoring of our relationships with key counter parties in the warranty business. To date we are not aware of any significant loss of warranty business other than with one warranty business counterparty described above. During the third quarter of 2006 finance receivables declined by $20.8 million. We do not believe that this decline is due in any part to the aforementioned management changes, but rather, reflects our decision to not compete for higher balance loans in the premium finance business that, due to competitive conditions, currently have low margins.

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Declines in Portfolio Loans or competition leading to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with prevailing quality standards as a major short and long-term challenge.

NON-PERFORMING ASSETS

                                            September 30,   December 31,
                                                 2006           2005
                                            -------------   ------------
                                               (dollars in thousands)
Non-accrual loans                              $25,470        $13,057
Loans 90 days or more past due and
   still accruing interest                       5,226          4,862
Restructured loans                                  65             84
                                               -------        -------
      Total non-performing loans                30,761         18,003
Other real estate                                2,541          2,147
                                               -------        -------
      Total non-performing assets              $33,302        $20,150
                                               =======        =======
As a percent of Portfolio Loans
   Non-performing loans                           1.15%          0.70%
   Allowance for loan losses                      0.95           0.90
Non-performing assets to total assets             0.96           0.60
Allowance for loan losses as a percent of
   non-performing loans                             82            128

During the third quarter of 2006 two significant commercial loans became non-performing. The first relationship totaled $3.5 million and is collateralized with accounts receivables, inventory, equipment and real estate and was originated in June 2004. We have determined that this borrower transferred, diverted or misrepresented the amount of assets collateralizing this loan in contravention of the loan documents. As a result, based on an assessment of the existing collateral, $2.1 million of this loan was charged off in the third quarter of 2006 leaving a remaining balance in non-performing loans of $1.4 million. A receiver has been appointed and we are in the process of liquidating collateral and also pursuing legal action against the borrower. At the present time, no additional loss is expected on this credit. The second commercial loan totaled $8.7 million, of which $5.0 million has been participated out to other financial institutions, leaving a balance of $3.7 million. This loan is secured by vacant land in southeastern

Michigan that is zoned for mixed use. A specific reserve of $0.6 million has been established on this loan in the third quarter of 2006 based on an impairment analysis. This impairment analysis assumed a one year disposal period, a collateral liquidation price equal to 65% of appraised value and liquidation and holding costs (including lost interest) equal to approximately 23% of the loan balance. Also during the third quarter of 2006 a commercial real estate loan with a balance of $3.6 million (that was included in non-performing commercial loans at June 30, 2006) that was secured by a low/moderate income apartment complex was paid off at a discount of approximately $0.3 million. A specific allowance had previously been established for this loss.

Also contributing to the rise in non-performing loans was a $3.7 million increase in consumer and real estate mortgage non-performing loans during the first nine months of 2006 that primarily reflects weak economic conditions in Michigan which have resulted in increased delinquencies, bankruptcies and foreclosures. Non-performing finance receivables increased by $2.0 million due primarily to cancellations of a few larger commercial premium finance loans on which the Company is awaiting receipt of the return premium. No significant loss is anticipated on any of the finance receivables. Non-performing loans do not include the $4.8 million which is due from a counter party in Mepco's warranty payment plan business that is discussed above. Other real estate and repossessed assets totaled $2.5 million at September 30, 2006 compared to $2.1 million at December 31, 2005.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 0.34% on an annualized basis in the first nine months of 2006 compared to 0.24% for the corresponding period in 2005. The increase in loan net charge-offs is principally due to a $2.0 million increase in the level of commercial loan net charge-offs due primarily to the $2.1 million charge-off in the third quarter of 2006 on the commercial lending relationship discussed above.

At September 30, 2006, the allowance for loan losses totaled $25.4 million, or 0.95% of Portfolio Loans compared to $23.0 million, or 0.90% of Portfolio Loans at December 31, 2005.

Impaired loans totaled approximately $13.7 million and $18.4 million at September 30, 2006 and 2005, respectively. At those same dates, certain impaired loans with balances of approximately $8.7 million and $16.0 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $2.3 million and $5.0 million, respectively. Our average investment in impaired loans was approximately $10.6 million and $17.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans was approximately $0.2 million and $0.3 million in the first nine months of 2006 and 2005, respectively, of which the majority of these amounts were received in cash.

ALLOWANCE FOR LOAN LOSSES

                                                           Nine months ended
                                                             September 30,
                                             ---------------------------------------------
                                                      2006                    2005
                                             ---------------------   ---------------------
                                               Loan      Unfunded      Loan      Unfunded
                                              Losses   Commitments    Losses   Commitments
                                             -------   -----------   -------   -----------
                                                             (in thousands)
Balance at beginning of period               $23,035     $1,820      $24,737     $1,846
Additions (deduction)
   Provision charged to operating expense      9,028       (176)       5,854       (132)
   Recoveries credited to allowance            1,671                   1,181
   Loans charged against the allowance        (8,370)                 (5,422)
                                             -------     -------     -------     ------
Balance at end of period                     $25,364     $1,644      $26,350     $1,714
                                             =======     =======     =======     ======

Net loans charged against the allowance to
   average Portfolio Loans (annualized)         0.34%                   0.24%

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                     September 30,   December 31,
                                                          2006           2005
                                                     -------------   ------------
                                                            (in thousands)
Specific allocations                                    $ 2,345         $ 1,418
Other adversely rated loans                               8,119           8,466
Historical loss allocations                               7,408           6,693
Additional allocations based on subjective factors        7,492           6,458
                                                        -------         -------
                                                        $25,364         $23,035
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

Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our core deposit growth has not kept pace with the growth of our Portfolio Loans and we have primarily utilized Brokered CD's to fund this Portfolio Loan growth. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternate sources such as short-term borrowings. More recently, and we believe due primarily to rising short-term interest rates, our customers have been transferring funds from lower yielding savings and money market accounts into higher yielding certificates of deposit. The continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See "Liquidity and capital resources.")

On November 6, 2006 we entered into a Branch Purchase Agreement (the "Agreement") with TCF National Bank ("TCF") for IB and IBSM to acquire 10 branches from TCF with deposits totaling approximately $235 million. The branches to be acquired are located in Bay City, Saginaw and Battle Creek, Michigan. The deposit base at these 10 branches is currently comprised of approximately $34 million in non-interest bearing demand deposit accounts, $38 million in interest bearing demand deposit accounts, $80 million in savings and money market accounts, and $83 million in certificates of deposit. Under the terms of the Agreement we expect to pay a premium equal to 11.50% of the deposits assumed (or approximately $27 million based on the current level of deposits at the 10 branches) and also pay approximately $4.2 million for the associated real property and furniture, fixtures and equipment at the branches. We do not expect this transaction to have a material impact on our earnings per share in 2007 and we intend to use the proceeds from the deposit liabilities being assumed to pay down short term borrowings or maturing brokered certificates of deposit. The closing of this transaction is expected to occur in March 2007, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions.

We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

ALTERNATIVE SOURCE OF FUNDS

                                            September 30,                    December 31,
                                                2006                             2005
                                   ------------------------------   ------------------------------
                                                 Average                          Average
                                     Amount      Maturity    Rate     Amount      Maturity    Rate
                                   ----------   ---------   -----   ----------   ---------   -----
                                                        (dollars in thousands)
Brokered CDs(1)                    $1,099,213   2.0 years   4.66%   $1,009,804   1.8 years   3.79%
Fixed rate FHLB advances(1)            48,325   5.8 years   5.75        51,525   6.2 years   5.65
Variable rate FHLB advances(1)                                          25,000   0.5 years   4.18
Securities sold under agreements to
   Repurchase(1)                       66,910   0.1 years   5.25       137,903   0.1 years   4.41
Federal funds purchased               100,786       1 day   5.50        80,299       1 day   4.23
                                   ----------   ---------   ----    ----------   ---------   ----
      Total                        $1,315,234   1.9 years   4.80%   $1,304,531   1.7 years   3.96%
                                   ==========   =========   ====    ==========   =========   ====

(1) Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

Other borrowed funds, principally advances from the Federal Home Loan Bank (the "FHLB") and securities sold under agreements to repurchase ("Repurchase Agreements"), totaled $136.3 million at September 30, 2006, compared to $227.0 million at December 31, 2005. The $90.7 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances and Repurchase Agreements with proceeds from Brokered CD's and federal funds purchased.

Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See "Asset/liability management.") At September 30, 2006, we employed interest-rate swaps with an aggregate notional amount of $680.0 million and interest rate caps with an aggregate notional amount of $290.5 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)

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

At September 30, 2006, we had $898.4 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD's that we expect to replace. Additionally, $1.200 billion of our deposits at September 30, 2006, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities and the addition of new branch facilities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.

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

Over the past several years our Portfolio Loans have grown more rapidly than our core deposits. In addition much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we have become more dependent on wholesale funding sources (such as Brokered CD's and Repurchase Agreements). In order to reduce this greater reliance on wholesale funding we may complete a securitization of finance receivables in early 2007. It is likely that a securitization facility would have a higher total cost than our current wholesale funding sources, which would adversely impact our future net interest income. However, we believe that the improved liquidity will likely outweigh the adverse impact on our net interest income.

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

We have three special purpose entities that have issued $62.4 million of cumulative trust preferred securities outside of Independent Bank Corporation that currently qualifies as Tier 1 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2006, and December 31, 2005.

In March 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have no effect on our Tier 1 capital to average assets ratio at September 30, 2006.

To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. We previously announced that our board of directors had authorized the repurchase of up to 750 thousand shares. This authorization expires on December 31, 2006. During the first nine months of 2006 we repurchased 112 thousand shares at a weighted average price of $25.53 per share.

CAPITALIZATION


                                              September 30,   December 31,
                                                  2006            2005
                                              -------------   ------------
                                                     (in thousands)
Unsecured debt                                  $  5,500        $  7,000
                                                --------        --------
Subordinated debentures                           64,197          64,197
Amount not qualifying as regulatory capital       (1,847)         (1,847)
                                                --------        --------
   Amount qualifying as regulatory capital        62,350          62,350
                                                --------        --------
Shareholders' Equity
   Preferred stock, no par value
   Common stock, par value $1.00 per share        22,855          21,991
   Capital surplus                               200,035         179,913
   Retained earnings                              33,616          41,486
   Accumulated other comprehensive income          3,909           4,869
                                                --------        --------
      Total shareholders' equity                 260,415         248,259
                                                --------        --------
      Total capitalization                      $328,265        $317,609
                                                ========        ========

We are subject to various debt covenant requirements under our loan agreements with The Northern Trust Company ("Northern") related to the unsecured credit facilities at our holding (parent) company. One of these debt covenants requires that our allowance for loan losses be equal to or greater than our level of non-performing loans. We did not meet this debt covenant requirement at September 30, 2006, however we obtained a written waiver, until December 31, 2006 from Northern regarding this requirement.

Total shareholders' equity at September 30, 2006 increased $12.2 million from December 31, 2005, due primarily to the retention of earnings and the issuance of common stock pursuant to certain compensation plans that was partially offset by share repurchases and cash dividends that we declared as well as a $1.0 million decrease in accumulated other comprehensive income. Shareholders' equity totaled $260.4 million, equal to 7.50% of total assets at September 30, 2006. At December 31, 2005, shareholders' equity totaled $248.3 million, which was equal to 7.40% of assets.

CAPITAL RATIOS

                                              September 30,   December 31,
                                                   2006           2005
                                              -------------   ------------
Equity capital                                     7.50%          7.40%
Tier 1 leverage (tangible equity capital)          7.57           7.40
Tier 1 risk-based capital                          9.48           9.31
Total risk-based capital                          10.49          10.27

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

                              RESULTS OF OPERATIONS

SUMMARY Net income totaled $10.0 million and $32.9 million during the three- and nine-month periods ended September 30, 2006. The decreases in net income from the comparative periods in 2005 are primarily a result of decreases in net interest income and net gains on the sale of real estate mortgage loans and an increase in the provision for loan losses. Partially offsetting these items were increases in VISA check card interchange income and other non-interest income and a decrease in income tax expense. The third quarter of 2006 also included a $2.2 million reduction in our accruals for incentive compensation (employee stock ownership plan contribution, cash bonuses and equity based awards) that was the primary reason for a $2.9 million decline in non-interest expenses. Year to date 2006 results also include $2.8 million of other income and $1.6 million of non-interest expense related to the settlement of litigation involving the former owners of Mepco. (See "Litigation Matters.")

KEY PERFORMANCE RATIOS

                              Three months ended   Nine months ended
                                 September 30,       September 30,
                              ------------------   -----------------
                                2006     2005        2006     2005
                               ------   ------      ------   ------
Net income to
   Average assets                1.15%    1.47%       1.29%    1.48%
   Average equity               15.20    19.26       17.28    19.48
Earnings per common share
   Basic                       $ 0.43   $ 0.52      $ 1.44   $ 1.52
   Diluted                       0.43     0.51        1.41     1.49

We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10% to 15%. Accordingly, our focus is on long-term results taking into consideration that certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. For the period from 2001 through 2005 our compound average annual earnings per share growth rate was approximately 17%. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders' equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). As we have grown in size, and also considering the relatively low economic growth rates in Michigan (our primary market for banking), we believe achieving a 10% to 15% growth rate in earnings per share will be challenging without future acquisitions. In addition, due primarily to the flat yield curve environment and competition for loans and deposits, our net interest margin has been declining recently which has adversely impacted our ability to meet our earnings per share growth rate goals during the first nine months of 2006.

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

Tax equivalent net interest income decreased by 6.7% to $33.5 million and by 2.9% to $103.9 million, respectively, during the three- and nine-month periods in 2006 compared to 2005. These decreases reflect a decline in tax equivalent net interest income as a percent of average interest-earning assets ("Net Yield") that was partially offset by an increase in average interest-earning assets.

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.6 million for both of the third quarters of 2006 and 2005, respectively, and were $5.0 million and $4.8 million for the first nine months of 2006 and 2005, respectively. These adjustments were computed using a 35% tax rate.

Average interest-earning assets totaled $3.162 billion and $3.137 billion during the three- and nine-month periods in 2006, respectively. The increases in average interest-earning assets are due primarily to growth in all categories of loans.

Our Net Yield decreased by 53 basis points to 4.22% for the third quarter of 2006 and also by 43 basis points to 4.42% for the first nine months of 2006 as compared to the like periods in 2005. These declines primarily reflect a flattening yield curve as short-term interest rates have increased significantly over the past eighteen months while long-term interest rates have increased modestly. Our yields on interest-earning assets have increased in 2006 compared to 2005 which primarily reflects the aforementioned rise in short-term interest rates that has resulted in variable rate loans re-pricing at higher rates. However, the increases in the yields on average interest-earning assets were more than offset by rises in our interest expense as a percentage of average interest-earning assets (the "cost of funds"). The increase in our cost of funds also primarily reflects the rise in short-term interest rates that has resulted in higher rates on certain short-term and variable rate borrowings and higher rates on deposits.

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                  Three Months Ended
                                                                    September 30,
                                             -----------------------------------------------------------
                                                         2006                           2005
                                             ----------------------------   ----------------------------
                                               Average                        Average
                                               Balance    Interest   Rate     Balance    Interest   Rate
                                             ----------   --------   ----   ----------   --------   ----
                                                                (dollars in thousands)
Assets
Taxable loans (1)                            $2,689,894    $53,761   7.92%  $2,465,256    $46,036   7.43%
Tax-exempt loans (1,2)                            7,296        129   7.01        6,019        114   7.51
Taxable securities                              202,905      2,713   5.30      257,707      3,304   5.09
Tax-exempt securities (2)                       245,972      4,102   6.62      261,829      4,396   6.66
Other investments                                15,580        191   4.86       17,322        199   4.56
                                             ----------    -------          ----------    -------
      Interest Earning Assets                 3,161,647     60,896   7.66    3,008,133     54,049   7.14
                                                           -------                        -------
Cash and due from banks                          53,384                         60,870
Other assets, net                               214,081                        192,710
                                             ----------                     ----------
         Total Assets                        $3,429,112                     $3,261,713
                                             ==========                     ==========
Liabilities
Savings and NOW                              $  863,260      3,664   1.68   $  866,789      2,209   1.01
Time deposits                                 1,621,978     18,942   4.63    1,268,303     10,477   3.28
Long-term debt                                    3,995         47   4.67        5,995         69   4.57
Other borrowings                                300,416      4,739   6.26      488,942      5,371   4.36
                                             ----------    -------          ----------    -------
      Interest Bearing Liabilities            2,789,649     27,392   3.90    2,630,029     18,126   2.73
                                                           -------                        -------
Demand deposits                                 283,518                        294,108
Other liabilities                                96,158                         89,459
Shareholders' equity                            259,787                        248,117
                                             ----------                     ----------
Total liabilities and shareholders' equity   $3,429,112                     $3,261,713
                                             ==========                     ==========
   Tax Equivalent Net Interest Income                      $33,504                        $35,923
                                                           =======                        =======
   Tax Equivalent Net Interest Income
      as a Percent of Earning Assets                                 4.22%                          4.75%
                                                                     ====                           ====

(1)  All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

AVERAGE BALANCES AND TAX EQUIVALENT RATES

                                                                  Nine Months Ended
                                                                    September 30,
                                             -----------------------------------------------------------
                                                         2006                           2005
                                             ----------------------------   ----------------------------
                                               Average                        Average
                                               Balance    Interest   Rate     Balance    Interest   Rate
                                             ----------   --------   ----   ----------   --------   ----
                                                                (dollars in thousands)
Assets
Taxable loans (1)                            $2,652,591   $156,140   7.86%  $2,383,723   $131,051   7.34%
Tax-exempt loans (1,2)                            6,594        349   7.08        6,294        352   7.48
Taxable securities                              211,640      8,358   5.28      283,090     10,557   4.99
Tax-exempt securities (2)                       249,624     13,133   7.03      253,885     12,738   6.71
Other investments                                16,787        613   4.88       17,359        534   4.11
                                             ----------   --------          ----------   --------
      Interest Earning Assets                 3,137,236    178,593   7.61    2,944,351    155,232   7.04
                                                          --------                       --------
Cash and due from banks                          53,664                         60,448
Other assets, net                               209,686                        191,196
                                             ----------                     ----------
         Total Assets                        $3,400,586                     $3,195,995
                                             ==========                     ==========
Liabilities
Savings and NOW                              $  864,102      9,729   1.51   $  875,335      5,750   0.88
Time deposits                                 1,561,147     50,191   4.30    1,181,408     26,774   3.03
Long-term debt                                    4,491        156   4.64        6,491        223   4.59
Other borrowings                                340,492     14,661   5.76      519,081     15,486   3.99
                                             ----------   --------          ----------   --------
      Interest Bearing Liabilities            2,770,232     74,737   3.61    2,582,315     48,233   2.50
                                                          --------                       --------
Demand deposits                                 278,845                        280,498
Other liabilities                                97,006                         89,735
Shareholders' equity                            254,503                        243,447
                                             ----------                     ----------
Total liabilities and shareholders' equity   $3,400,586                     $3,195,995
                                             ==========                     ==========
   Tax Equivalent Net Interest Income                     $103,856                       $106,999
                                                          ========                       ========
   Tax Equivalent Net Interest Income
      as a Percent of Earning Assets                                 4.42%                          4.85%
                                                                     ====                           ====

(1)  All domestic

(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

PROVISION FOR LOAN LOSSES The provision for loan losses was $4.6 million and $1.6 million during the three months ended September 30, 2006 and 2005, respectively. During the nine-month periods ended September 30, 2006 and 2005, the provision was $8.9 million and $5.7 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See "Portfolio loans and asset quality.")

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

Non-interest income totaled $10.7 million during the three months ended September 30, 2006, a $0.4 million decrease from the comparable period in 2005. This decrease was primarily due to declines in net gains on the sale of real estate mortgage loans and in income from real estate mortgage loan servicing that were partially offset by increases in VISA check card interchange income and other non-interest income. Non-interest income increased to $34.1 million during the nine months ended September 30, 2006, from $32.3 million a year earlier due primarily to the first quarter of 2006 including $2.8 million of non-recurring income from the litigation settlement described earlier. The balance of changes in the components of non-interest income for the comparative year to date periods are generally commensurate with the quarterly comparative changes.

NON-INTEREST INCOME

                                           Three months ended   Nine months ended
                                              September 30,      September 30,
                                           ------------------   -----------------
                                              2006      2005      2006      2005
                                            -------   -------   -------   -------
                                                       (in thousands)
Service charges on deposit accounts         $ 5,285   $ 5,172   $14,784   $14,484
Mepco litigation settlement                                       2,800
Net gains (losses) on assets
   Real estate mortgage loans                 1,115     1,508     3,329     4,203
   Securities                                             (23)      171     1,228
Title insurance fees                            416       494     1,298     1,459
VISA check card interchange income              870       713     2,532     2,020
Bank owned life insurance                       402       393     1,195     1,150
Manufactured home loan origination fees
   and commissions                              214       294       700       905
Mutual fund and annuity commissions             324       276       970       973
Real estate mortgage loan servicing             561       836     1,835     2,074
Other                                         1,534     1,408     4,490     3,782
                                            -------   -------   -------   -------
      Total non-interest income             $10,721   $11,071   $34,104   $32,278
                                            =======   =======   =======   =======

Service charges on deposit accounts increased by 2.2% to $5.3 million and by 2.1% to $14.8 million during the three- and nine-month periods ended September 30, 2006, respectively, from the comparable periods in 2005. The increases in such service charges principally relates to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations. Partially as a result of a leveling off in our growth rate of new checking accounts, we would expect the growth rate, if any, of service charges on deposits to be moderate in future periods.

Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans decreased by $0.4 million during the three months ended September 30, 2006 from the same period in 2005 and decreased by $0.9 million on a year to date comparative basis. Based on current interest rates and economic conditions in Michigan, we would expect the level of mortgage loan origination and sales activity in 2006 to be below 2005 levels and would therefore also anticipate somewhat lower levels of gains on loan sales during the balance of 2006 compared to the same period in 2005.

REAL ESTATE MORTGAGE LOAN ACTIVITY

                                               Three months ended    Nine months ended
                                                 September 30,         September 30,
                                              -------------------   -------------------
                                                2006       2005       2006       2005
                                              --------   --------   --------   --------
                                                            (in thousands)
Real estate mortgage loans originated         $146,384   $174,113   $400,818   $508,073
Real estate mortgage loans sold                 75,517    101,703    208,987    285,576
Real estate mortgage loans sold with
   servicing rights released                    13,678     11,945     30,058     33,467
Net gains on the sale of real estate
   mortgage loans                                1,115      1,508      3,329      4,203
Net gains as a percent of real estate
   mortgage loans sold ("Loan Sale Margin")       1.48%      1.48%      1.59%      1.47%
SFAS #133 adjustments included in the Loan
   Sale Margin                                   (0.05%)     0.08%      0.01%      0.04%

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

The nine month period ended September 30, 2005 included $1.2 million of securities gains due primarily to a second quarter gain of approximately $1.4 million from the liquidation of our portfolio of four different bank stocks.

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

Manufactured home loan origination fees and commissions declined in 2006 compared to 2005. This industry has faced a challenging environment as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. As a result, the lower level of revenue recorded in the first three quarters of 2006 from this activity is likely to be fairly reflective of ensuing quarters, at least in the short-term. (Also see the discussion below under "Non-interest expense" of a goodwill impairment charge recorded in the second quarter of 2006 associated with our mobile home lending subsidiary).

Real estate mortgage loan servicing generated income of $0.6 million and $1.8 million in the third quarter and first nine months of 2006 respectively, compared to $0.8 million and $2.1 million in the corresponding periods of 2005, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.

Activity related to capitalized mortgage loan servicing rights is as follows:

CAPITALIZED REAL ESTATE MORTGAGE LOAN SERVICING RIGHTS

                                               Three months ended   Nine months ended
                                                  September 30,        September 30,
                                               ------------------   -----------------
                                                  2006      2005      2006      2005
                                                -------   -------   -------   -------
                                                            (in thousands)
Balance at beginning of period                  $14,128   $12,315   $13,439   $11,360
   Originated servicing rights capitalized          742       875     2,136     2,454
   Amortization                                    (398)     (510)   (1,114)   (1,468)
   (Increase)/decrease in impairment reserve        (19)      378        (8)      712
                                                -------   -------   -------   -------
Balance at end of period                        $14,453   $13,058   $14,453   $13,058
                                                -------   -------   -------   -------
Impairment reserve at end of period             $    19   $    54   $    19   $    54
                                                =======   =======   =======   =======

The declines in originated mortgage loan servicing rights capitalized are due to the lower level of real estate mortgage loan sales in 2006 compared to 2005. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each quarter end. At September 30, 2006, we were servicing approximately $1.54 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.96%, a weighted average service fee of 25.8 basis points and an estimated fair market value of $19.5 million.

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

Non-interest expense decreased by $2.9 million to $24.3 million and increased by $0.7 million to $80.2 million during the three- and nine-month periods ended September 30, 2006, respectively, compared to the like periods in 2005. The first nine months of 2006 includes a $0.6 million goodwill impairment charge as described below and $1.6 million of claims expense at Mepco (see "Litigation Matters" below). Also, the third quarter and first nine months of 2006 include $2.5 million and $4.6 million of declines in incentive based compensation expense, respectively, when compared to the like periods in 2005 as described in greater detail below. Growth associated with new branch offices and loan production offices account for much of the other increases in non-interest expense for the third quarter and first nine months of 2006 compared to the same periods in 2005.

NON-INTEREST EXPENSE

                                              Three months ended   Nine months ended
                                                 September 30,       September 30,
                                              ------------------   -----------------
                                                 2006      2005      2006      2005
                                               -------   -------   -------   -------
                                                         (in thousands)
Salaries                                       $ 9,529   $ 9,487   $28,408   $26,525
Performance-based compensation and benefits       (100)    2,089     2,194     6,207
Other benefits                                   2,417     2,626     7,940     8,126
                                               -------   -------   -------   -------
   Compensation and employee benefits           11,846    14,202    38,542    40,858
Occupancy, net                                   2,295     2,182     7,576     6,523
Furniture, fixtures and equipment                1,718     1,637     5,320     5,150
Data processing                                  1,447     1,350     4,336     3,740
Advertising                                      1,061     1,128     3,136     3,206
Credit card and bank service fees                  999       868     3,012     2,270
Loan and collection                                931     1,034     2,771     3,118
Communications                                     933       989     2,912     2,973
Amortization of intangible assets                  642       693     1,928     2,080
Goodwill impairment                                                    612
Supplies                                           551       537     1,608     1,761
Legal and professional                             577       729     1,569     2,082
Mepco claims expense                                                 1,600
Other                                            1,299     1,806     5,239     5,738
                                               -------   -------   -------   -------
   Total non-interest expense                  $24,299   $27,155   $80,161   $79,499
                                               =======   =======   =======   =======

The increases in salaries in 2006 compared to 2005 is primarily attributable to an increased number of employees resulting from the addition of new branch and loan production offices as well as to merit pay increases at the beginning of 2006.

We accrue for performance based compensation (expected annual cash bonuses, equity based compensation and the employee stock ownership plan contribution) based on the provisions of our incentive compensation plan and the performance targets established by our Board of Directors. Based on our actual operating results for the first nine months of 2006 as compared to the established incentive compensation plan targets, we have substantially eliminated all accruals for incentive based compensation in 2006 which accounts for the declines in performance based compensation and benefits in 2006 compared to 2005.

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

The first nine months of 2006 includes a goodwill impairment charge of $0.6 million (recorded in the second quarter) at First Home Financial (FHF) which was acquired in 1998. FHF is a loan origination company based in Grand Rapids, Michigan that specializes in the financing of manufactured homes located in mobile home parks or communities. As described above (see "Not-interest income") revenues and profits have declined at FHF over the last few years and have continued to decline in 2006. We test goodwill for impairment and based on the fair value of FHF (as determined by a valuation completed by a third party) the goodwill associated with FHF was reduced from $1.5 million to $0.9 million. Since we acquired the stock of FHF, no income tax benefit was recorded related to the $0.6 million goodwill impairment charge.

The declines in other non-interest expenses in 2006 compared to 2005 is spread out over a wide variety of expense categories; however the most significant was in Michigan Single Business Tax as a result of an adjustment in our accruals at the banks due to our expected tax base for the full year.

The first nine months of 2006 also includes $0.4 million (recorded in the second quarter of 2006) in other non-interest expenses related to the potential refund by Mepco of finance charges that were determined by us to be in excess of permissible rates or otherwise not in compliance with the premium finance laws of certain states. We continue to review other aspects of Mepco's operations to verify compliance with the variety of premium finance and related laws in the states in which Mepco operates. At this time, we cannot reasonably estimate the costs or expenses, if any, including any fines or penalties that could result from any non-compliance.

INCOME TAX EXPENSE Our effective income tax rate was slightly higher during the third quarter of 2006 compared to the third quarter of 2005 due primarily to a decline in tax exempt income. However, our effective income tax was lower during the first nine months of 2006 compared to the like period in 2005 primarily because the $2.8 million in income recorded for the litigation settlement in the first quarter of 2006 (see "Litigation Matters" below) is not taxable. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.

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

We are required to assess our investment securities for "other than temporary impairment" on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the third quarter and for the first nine months of 2006 resulted in no impairment charges for other than temporary impairment on various investment securities within our portfolio (we had $0.03 million and $0.4 million of such impairment charges during the third quarter and first nine months of 2005, respectively). We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.

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

At September 30, 2006 we had approximately $14.5 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative or aggressive assumptions.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At September 30, 2006 we had approximately $870.4 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $2.1 million at September 30, 2006.

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

At September 30, 2006 we had recorded $55.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions. As described above under "Non-interest expense" we recorded a goodwill impairment charge of $0.6 million in the second quarter of 2006.

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

Item 4.

                            CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

     With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the period ended September 30, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.

     During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities

     The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2006 pursuant to our share repurchase plan:

                                                                               Remaining
                                                         Total Number of       Number of
                                                         Shares Purchased       Shares
                                                          as Part of a      Authorized for
                   Total Number of      Average Price        Publicly       Purchase Under
Period           Shares Purchased(1)   Paid Per Share   Announced Plan(2)      the Plan
--------------   -------------------   --------------   -----------------   --------------
July 2006                  391              25.60
August 2006            110,000              25.55
September 2006           1,359              24.28
                       -------              -----                               -------
   Total               111,750              25.53                               293,997
                       =======              =====                               =======

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


Date November 7, 2006                   By /s/ Robert N. Shuster
                                           -------------------------------------
                                           Robert N. Shuster, Principal
                                           Financial Officer


Date November 7, 2006                   By /s/ James J. Twarozynski
                                           -------------------------------------
                                           James J. Twarozynski, Principal
                                           Accounting Officer

                                  Exhibit Index

Exhibit No.   Description
-----------   ------------------------------------------------------------------
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