Form 10-K
period 2006-12-31
INDEPENDENT BANK CORP /MI/
filed 2007-03-12
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2006, was $531,927,819.
The number of shares outstanding of the Registrant’s common stock as of March 9, 2007 was 22,871,993.
Documents incorporated by reference
Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this annual report.

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
The following table shows each of our Banks and their total deposits and loans as of December 31, 2006:

	Main Office	Total	Total
Bank	Location	Deposits	Loans
Independent Bank (1)	Bay City	$909,399,000	$926,269,000
Independent Bank West Michigan	Grand Rapids	669,633,000	646,084,000
Independent Bank South Michigan	East Lansing	431,109,000	354,517,000
Independent Bank East Michigan	Troy	609,302,000	556,525,000

(1)	Total deposits and total loans excludes those amounts classified to discontinued operations.

ITEM 1. BUSINESS (Continued)
On January 15, 2007 we sold substantially all of the assets of Mepco Finance Corporation’s, formerly known as Mepco Insurance Premium Financing, Inc., (“Mepco”) insurance premium finance business to Premium Financing Specialists, Inc. (“PFS”). We received $176.0 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, Independent Bank. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. In the fourth quarter of 2006, we recorded a loss of $0.2 million and accrued for approximately $1.1 million of expenses related to the disposal of this business. We also allocated $4.1 million of goodwill and $0.3 million of other intangible assets to this business. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition.
We expect to complete the acquisition of ten branches with total deposits of approximately $235 million from TCF National Bank in March 2007. These branches are located in or near Battle Creek, Bay City and Saginaw, Michigan. We anticipate using the proceeds from these deposits to payoff higher costing short term borrowings and brokered certificates of deposit.
Our Banks transact business in the single industry of commercial banking. Most of our Banks’ offices provide full-service lobby and drive-thru services in the communities which they serve. Automatic teller machines are also provided at most locations.
Our Banks’ activities cover all phases of commercial banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services. Our Banks’ mortgage lending activities are primarily conducted through separate mortgage bank subsidiaries. We also provide payment plans to consumers to purchase extended automobile warranties through Mepco. In addition, our Banks offer title insurance services through a separate subsidiary and provide investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Banks do not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Banks’ branch networks. The local economies of the communities served by our Banks are relatively stable and reasonably diversified. Our Banks serve their markets through their four main offices and a total of 89 branches, 4 drive-thru facilities and 18 loan production offices.
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
The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

	2006	2005	2004
Interest and fees on loans	74.1%	71.2%	68.3%
Other interest income	8.8	10.7	11.8
Non-interest income	17.1	18.1	19.9

	100.0%	100.0%	100.0%

As of December 31, 2006, we had 1,099 full-time employees and 261 part-time employees.

ITEM 1. BUSINESS (Continued)
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

ITEM 1. BUSINESS (Continued)
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

ITEM 1. BUSINESS (Continued)
organizations. The Federal Reserve has not advised us of any specific minimum Tier 1 Capital leverage ratio applicable to us.
Included in our Tier 1 capital is $62.4 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). In March 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill (less any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have no impact on our Tier 1 capital to average assets ratio at December 31, 2006.
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
Our Banks
General. Our Banks are Michigan banking corporations and their deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. As DIF-insured Michigan chartered banks, our Banks are subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the DIF. These agencies and the federal and state laws applicable to our Banks and their operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
Deposit Insurance. As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was overhauled in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006.

ITEM 1. BUSINESS (Continued)
Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.
The Reform Act requires the FDIC to establish assessment rates for insured depository institutions at levels that will maintain the Deposit Insurance Fund at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. Effective January 1, 2007, the FDIC established the DRR at 1.25% and adopted new premium rates for 2007.
Banks that have not been paying any deposit insurance premiums for the past 10 years will now be required to pay premiums of 5 to 7 basis points (calculated against the bank’s deposit base) in 2007. Under the new rate schedule, most well-capitalized banks will pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns. Premiums will be assessed and collected quarterly by the FDIC.
These premiums will be initially offset for certain eligible institutions by a one-time assessment credit granted in recognition of historical contributions made by the eligible institutions to the deposit fund. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter, the institution may apply the credit against up to 90% of its assessment. Preliminary estimates are that our four Banks will qualify for aggregate credits of approximately $1,689,000; this is an estimate only and is subject to final confirmation by the FDIC.
FICO Assessments. Our Banks, as members of the DIF, are subject to assessments to cover the payments on outstanding obligations of the financing corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”), which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be approximately 0.012% of deposits.
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

ITEM 1. BUSINESS (Continued)
At December 31, 2006, each of our Bank’s ratios exceeded minimum requirements for the well-capitalized category.
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

ITEM 1. BUSINESS (Continued)
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
Mepco Finance Corporation.
Our subsidiary, Mepco Finance Corporation, is engaged in the business of administering a payment plan program for consumers throughout the United States who have purchased a vehicle service contract and choose to pay the purchase price in installments. In the typical transaction, no interest or other finance charge is charged to these consumers. As a result, Mepco is generally not subject to regulation under consumer lending laws. However, Mepco is subject to various federal and state laws designed to protect consumers, including laws against unfair and deceptive trade practices and laws regulating Mepco’s payment processing activities, such as the Electronic Funds Transfer Act.
In addition, although Mepco sold its insurance premium finance business in January of 2007 and no longer originates insurance premium finance loans, it engaged in this business in 2006 and agreed to service the insurance premium finance loans sold in January 2007 until their maturity. In connection with these servicing activities, Mepco is subject to extensive state regulation, including various rules regarding the cancellation of the insurance policy(ies) being financed upon nonpayment by the insured.
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

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE
I. (A) DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
    (B) INTEREST RATES AND INTEREST DIFFERENTIAL
    (C) INTEREST RATES AND DIFFERENTIAL
The information set forth in the tables captioned “Average Balances and Tax Equivalent Rates” and “Change in Tax Equivalent Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
II. INVESTMENT PORTFOLIO
    (A) The following table sets forth the book value of securities at December 31:

	2006	2005	2004
		(in thousands)
Available for sale
U.S. Treasury	$4,914	$4,873	$9,924
States and political subdivisions	244,284	257,840	244,488
Mortgage-backed	130,195	162,461	222,454
Other asset-backed	12,508	15,339	23,577
Trust preferred	11,259	12,498	19,916
Preferred stock	29,625	28,337	25,913
Corporate			2,000
Other	2,000	2,099	2,636

Total	$434,785	$483,447	$550,908

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
II. INVESTMENT PORTFOLIO (Continued)
     (B) The following table sets forth contractual maturities of securities at December 31, 2006 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for sale
U.S. Treasury	$4,914	3.09%
States and political subdivisions	14,543	7.46	$58,708	6.98%	$65,646	7.09%	$105,387	6.40%
Mortgage-backed	15	5.53	126,652	4.95	3,349	4.71	179	8.04
Other asset-backed			11,018	6.44			1,490	7.72
Trust preferred							11,259	7.34
Preferred stock							29,625	7.30
Corporate Other securities	—		—		—		2,000	4.22

Total	$19,472	6.36%	$196,378	5.64%	$68,995	6.97%	$149,940	6.63%

Tax equivalent adjustment for calculations of yield	$380		$1,432		$1,628		$2,943

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

	Tax-Exempt		Rate on Tax
Available for sale	Rate	Adjustment	Equivalent Basis
Under 1 year	4.85%	2.61%	7.46%
1-5 years	4.54	2.44	6.98
5-10 years	4.61	2.48	7.09
After 10 years	4.42	2.18	6.60

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III. LOAN PORTFOLIO
     (A) The following table sets forth total loans outstanding at December 31:

	2006	2005	2004	2003	2002
	(in thousands)
Loans held for sale	$31,846	$28,569	$38,756	$32,642	$129,577
Real estate mortgage	865,522	852,742	773,609	681,602	601,799
Commercial	1,083,921	1,030,095	931,251	603,558	536,715
Installment	350,273	304,053	266,042	234,562	242,928
Finance receivables	183,679	185,427	115,580	55,333

Total Loans	$2,515,241	$2,400,886	$2,125,238	$1,607,697	$1,511,019

     The loan portfolio is periodically and systematically reviewed, and the results of these reviews are reported to the Boards of Directors of our banks. The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with consumer protection laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.
     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2006:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Real estate mortgage	$78,483	$59,219	$6,859	$144,561
Commercial	555,613	454,357	73,951	1,083,921
Finance receivables	98,546	85,133		183,679

Total	$732,642	$598,709	$80,810	$1,412,161

     The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2006:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$541,048	$57,661	$598,709
Due after five years	77,297	3,513	80,810

Total	$618,345	$61,174	$679,519

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III. LOAN PORTFOLIO (Continued)
     (C) The following table sets forth non-performing loans at December 31:

	2006	2005	2004	2003	2002
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$35,683	$11,546	$11,119	$8,316	$5,738
(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	3,479	4,862	3,123	3,284	3,961
(c) Loans not included above which are “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15 (2)	60	84	218	335	270

Total non-performing loans	$39,222	$16,492	$14,460	$11,935	$9,969

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $1,945,000 would have been earned in 2006 had loans in categories (a) and (c) remained at their original terms; however, only $426,000 was included in interest income for the year with respect to these loans.
     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $2,100,000 at December 31, 2006. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss to our Banks.
     At December 31, 2006, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).
     There were no other interest-bearing assets at December 31, 2006, that would be required to be disclosed above (Item III(C)), if such assets were loans.
     There were no foreign loans outstanding at December 31, 2006.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV. SUMMARY OF LOAN LOSS EXPERIENCE
     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2006	2005	2004
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,515,241	$2,400,886	$2,125,238

Average total loans outstanding for the year (net of unearned fees)	$2,472,091	$2,268,846	$1,893,007

		Unfunded		Unfunded		Unfunded
	Loan	Commitments	Loan	Commitments	Loan	Commitments
	Losses		Losses		Losses
Balance at beginning of year	$22,420	$1,820	$24,162	$1,846	$16,455	$892

Loans charged-off
Real estate mortgage	2,660		1,611		677
Commercial	6,214		5,141		849
Installment	4,913		4,246		3,194
Finance receivables	274		94		112

Total loans charged-off	14,061		11,092		4,832

Recoveries of loans previously charged-off
Real estate mortgage	215		97		39
Commercial	496		226		190
Installment	1,526		1,195		1,012
Finance receivables

Total recoveries	2,237		1,518		1,241

Net loans charged-off	11,824		9,574		3,591
Additions to allowance charged to operating expense	16,283	61	7,832	(26)	3,062	954
Allowance on loans from businesses acquired					8,236

Balance at end of year	$26,879	$1,881	$22,420	$1,820	$24,162	$1,846

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.48%		.42%		.19%
Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.07		.93		1.14

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2003	2002
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,607,697	$1,511,019

Average total loans outstanding for the year (net of unearned fees)	$1,569,844	$1,437,925

		Unfunded		Unfunded
	Loan	Commitments	Loan	Commitments
	Losses		Losses
Balance at beginning of year	$15,830	$875	$15,286	$881

Loans charged-off Real estate mortgage	413		626
Commercial	1,628		1,002
Installment	2,412		2,129
Finance receivables	83

Total loans charged-off	4,536		3,757

Recoveries of loans previously charged-off
Real estate mortgage	115		46
Commercial	216		73
Installment	756		614
Finance receivables	—		—

Total recoveries	1,087		733

Net loans charged-off	3,449		3,024
Additions to allowance charged to operating expense	3,826	17	3,568	(6)
Allowance on loans from business acquired	248

Balance at end of year	$16,455	$892	$15,830	$875

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.22%		.21%
Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.02		1.05
     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.
     Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
     (B) Our Banks have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

	2006		2005		2004
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
			(dollars in thousands)
Commercial	$15,010	43.1%	$11,735	42.9%	$13,640	43.8%
Real estate mortgage	1,645	35.7	1,156	36.7	988	38.2
Installment	2,469	13.9	2,835	12.7	2,769	12.5
Finance receivables	292	7.3	293	7.7	394	5.5
Unallocated	7,463		6,401		6,371

Total	$26,879	100.0%	$22,420	100.0%	$24,162	100.0%

	2003		2002
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
		(dollars in thousands)
Commercial	$8,088	37.6%	$7,543	35.5%
Real estate mortgage	442	44.4	464	48.4
Installment	1,299	14.6	1,311	16.1
Finance receivables	349	3.4
Unallocated	6,277		6,512

Total	$16,455	100.0%	$15,830	100.0%

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
V. DEPOSITS
     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2006		2005		2004
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(dollars in thousands)
Non-interest bearing demand	$279,279		$283,670		$240,800
Savings and NOW	864,528	1.57%	871,599	0.96%	805,885	0.56%
Time deposits	1,405,850	4.32	1,087,830	3.09	817,615	2.67

Total	$2,549,657	2.91%	$2,243,099	1.87%	$1,864,300	1.41%

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2006:

(in thousands)
Three months or less (1)	$221,998
Over three through six months	131,401
Over six months through one year	91,639
Over one year	608,282

Total	$1,053,320

(1)	Excludes time deposits of $165,496 that has been allocated to discontinued operations.
VI. RETURN ON EQUITY AND ASSETS
     The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2006	2005	2004	2003	2002
Income from continuing operations as a percent of
Average common equity	13.06%	18.63%	20.30%	24.47%	21.34%
Average total assets	0.99	1.42	1.48	1.66	1.52

Net income as a percent of
Average common equity	12.82	19.12	19.42	24.89	21.34
Average total assets	0.97	1.45	1.42	1.69	1.52

Dividends declared per share as a percent of diluted net income per share	54.55	36.04	35.93	31.18	30.77

Average shareholders’ equity as a percent of average total assets	7.60	7.61	7.31	6.80	7.14
     Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
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
The operation of our warranty payment plan business is relatively new to us, involves unique operational risks, and could expose us to significant losses. One of our subsidiaries, Mepco Finance Corporation, is engaged in the business of providing payment plans to consumers to purchase vehicle warranties on a national basis. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our banks. Mepco also faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans.
We acquired Mepco in April of 2003 and therefore have only limited experience in operating a finance company of this nature. Our future performance may be adversely affected if we fail to successfully manage Mepco. Mepco’s business is highly specialized, and its success will depend largely on the continued services of its executives and other key employees familiar with its business.
In addition, because financing in this market is conducted primarily through relationships with unaffiliated automobile warranty administrators and because the customers are located nationwide, risk management and general supervisory oversight is generally more difficult than in our banks. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of significant loss in this business.
Our mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that we do not control, such as market interest rates. A meaningful portion of our revenues are derived from gains on the sale of real estate mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that

ITEM 1A. RISK FACTORS (continued)
are outside of our established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. As we have experienced in the last two years, as market interest rates continue to stabilize and/or rise, our level of mortgage loan refinancing activity has declined, resulting in lower levels of real estate mortgage loan originations, sales, and gains on such sales.
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

ITEM 1A. RISK FACTORS (continued)
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
In particular during 2006 our level of non-performing loans, net loan charge-offs, loan delinquencies and provision for loan losses all increased over the prior year.
We may be unable to maintain our historical growth rate, which may adversely impact our results of operation and financial condition. To achieve our growth, we have opened additional branches and acquired other financial institutions and branches. We may be unable to sustain our historical rate of growth or may not even be able to grow at all, and we may encounter difficulties obtaining the funding and capital necessary to support our growth. Various factors, such as economic conditions, competition, and regulatory considerations, may impede or prohibit the opening of new branch offices. In addition, we may have difficulty identifying suitable financial institutions and other non-banking entities that we desire to acquire that are available for sale. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

We and our Banks operate a total of 122 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Banks’ business or to the consolidated financial statements.
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
The potential amount of liability related to periods prior to our April 2003 acquisition date has been determined to not exceed approximately $4.0 million. This potential liability primarily encompasses funds that may be due to former customers of Mepco related to loan overpayments or unclaimed funds that may be subject to escheatment. Prior to our acquisition, Mepco had erroneously recorded these amounts as revenue over a period of several years. The final liability may, however, be less, depending on the facts related to each loan account, the application of the law to those facts and the applicable state escheatment requirements for unclaimed funds. In the second quarter of 2004 we recorded a liability of $2.7 million with a corresponding charge to earnings (included in non-interest expenses) for potential amounts due to third parties (either former loan customers or to states for the escheatment of unclaimed funds). We have been engaged in a process of reviewing individual account records at Mepco to determine the appropriate amount (if any) due to a customer. As of December 31, 2006 we had sent out approximately $2.6 million as a result of this review process and $1.4 million remains accrued at that date.
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
As permitted under the terms of the merger agreement under which we acquired Mepco, on April 3, 2006, we paid the accelerated earn-out payments for the last three years of the performance period ending April 30, 2008. Those payments totaled approximately $8.9 million. Also, under the terms of the merger agreement, the second year of the earn out for the year ended April 30, 2005, in the amount of $2.7 million was paid on March 21, 2006. As a result of the settlement and these payments, no future payments are due under the terms of the merger agreement under which we acquired Mepco.

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
The following sets forth certain information with respect to our executive officers at March 9, 2007.

		First elected
		as an executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (51)	President, Chief Executive Officer and Director	1993

Robert N. Shuster (49)	Executive Vice President and Chief Financial Officer	1999

Edward B. Swanson (53)	President and Chief Executive Officer – Independent Bank South Michigan	1989

William B. Kessel (42)	President and Chief Executive Officer – Independent Bank	2004

Ronald L. Long (47)	President and Chief Executive Officer – Independent Bank East Michigan	1993

David C. Reglin (47)	President and Chief Executive Officer – Independent Bank West Michigan	1998

Peter R. Graves (49)	Senior Vice President, Commercial Loans Independent Bank Corporation	1999

Richard E. Butler (55)	Senior Vice President, Operations – Independent Bank Corporation	1998

James J. Twarozynski (41)	Senior Vice President, Controller – Independent Bank Corporation	2002

Charles F. Schadler (58)	Senior Vice President, Internal Auditor Independent Bank Corporation	2005

Laurinda M. Neve (55)	Senior Vice President, Human Resources Independent Bank Corporation	2007
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
Prior to being named President and Chief Executive Officer of Independent Bank in 2004, Mr. Kessel was Senior Vice President since 1996.
Prior to being named Senior Vice President in 2002, Mr. Twarozynski was Vice President and Controller.
Prior to being named Senior Vice President in 2005, Mr. Schadler was Vice President and Internal Auditor.
Prior to being named Senior Vice President in 2007, Ms. Neve was Vice President and Human Resources Director.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Quarterly Summary “ in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2006 pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased	Paid Per Share	Announced Plan(2)	the Plan(3)

October 2006(1)	455	$23.90	455
November 2006
December 2006(1)	1,305	25.29	1,305

Total	1,760	$24.93	1,760	0

(1)	All of the shares purchased were used to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Shares were purchased pursuant to a stock repurchase plan, announced November 21, 2005, authorizing the purchase up to 750,000 shares of our common stock. The repurchase plan expired on December 31, 2006.

(3)	Our board of directors authorized a new stock repurchase plan which authorizes the purchase up to 750,000 shares of our common stock. This repurchase plan expires on December 31, 2007.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, management’s report on internal controls, and the independent auditor’s reports are set forth in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

Management’s Annual Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at
December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity
for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income
for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption “Quarterly Financial Data” in our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2006 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Management’s Annual Report on Internal Control Over Financial Reporting under Item 8 hereof is included in the 2006 Annual Report under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and is incorporated herein by reference. The Company’s registered public accounting firm’s attestation on that Report is also included in the 2006 Annual Report under the first captioned “Report of Independent Registered Public Accounting Firm” under item 8 hereof and is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)
3.	There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
DIRECTORS — The information with respect to our Directors, set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders is incorporated herein by reference.
EXECUTIVE OFFICERS — Reference is made to additional item under Part I of this report on Form 10-K.
CODE OF ETHICS — We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. A copy of our Code of Ethics is posted on our website at www.ibcp.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.
CORPORATE GOVERNANCE – Matter relating to certain functions and the composition of our board committees, set forth under the caption “Board Committees Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation”, “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Compensation Committee Report” in our definitive proxy statement is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Voting Securities and Record Date”, “Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Shareholder Return Performance Graph” in our definitive proxy statement is not incorporated by reference herein and is not deemed to be filed with the Securities and Exchange Commission.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2006.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,481,000	$19.82	524,000

Equity compensation plan not approved by security holders	None		None
PART III.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders is incorporated herein by reference.
PART IV.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Audit Matters and Our Relationship With Our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Report of our Audit Committee” in our definitive proxy statement is not deemed to be filed with the Securities and Exchange Commission.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 24, 2007 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.	Financial Statement Schedules Report of predecessor accountant (KPMG LLP)

3.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2007.
INDEPENDENT BANK CORPORATION

s/Michael M. Magee, Jr.	Michael M. Magee, Jr., President and Chief Executive Officer
(Principal Executive Officer)

s/Robert N. Shuster	Robert N. Shuster, Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

s/James J. Twarozynski	James J. Twarozynski, Senior Vice President and Controller
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

Donna J. Banks, Director	s/Donna J. Banks	March 7, 2007

Jeffrey A. Bratsburg, Director	s/Jeffrey A. Bratsburg	March 9, 2007

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 5, 2007

Terry L. Haske, Director	s/Terry L. Haske	March 5, 2007

Robert L. Hetzler, Director

Michael M. Magee, Jr., Director	s/Michael M. Magee, Jr.	March 6, 2007

James E. McCarty, Director	s/James E. McCarty	March 5, 2007

Charles A. Palmer, Director	s/Charles A. Palmer	March 8, 2007

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 12, 2007

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Independent Bank Corporation:
We have audited the accompanying consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows of Independent Bank Corporation and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Independent Bank Corporation for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As described in note 24 to the consolidated financial statements, the Company retrospectively applied the effects of adjustments related to a change in accounting reflecting discontinued operations.
/s/ KPMG LLP
Detroit, Michigan
March 4, 2005, except for notes 1, 5, 6, 7, 8, 12, 13, 14, 17, 18, 22, 23, and 24 as to which the date is March 1, 2007

EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH
10	Form stock option agreement under our Long-term Incentive Plan.

13	Annual report, relating to the April 24, 2007 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm (Crowe Chizek and Company LLC)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

24	Power of Attorney (Included on page 28).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBITS INCORPORATED BY REFERENCE
2.1	Agreement and plan of merger between Independent Bank Corporation and Midwest Guaranty Bancorp, Inc., dated February 4, 2004 (incorporated herein by reference to Appendix A to our Form S-4 Registration Statement dated March 23, 2004, filed under Registration No. 333-113854).

2.2	Agreement and plan of merger between Independent Bank Corporation and North Bancorp, Inc., dated March 4, 2004 (incorporated herein by reference to Appendix A to our amended Form S-4 Registration Statement dated May 21, 2004, filed under Registration No. 333-114782).

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to our report on Form 10-Q for the quarter ended June 30, 1994).

3.1(a)	Amendments to Article III and Article VI of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) to our report on Form 10-K for the year ended December 31, 2000).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to our report on Form 10-Q for the quarter ended June 30, 1994).

4.1	Certificate of Trust of IBC Capital Finance II dated February 26, 2003 (incorporated herein by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2003).

EXHIBIT INDEX (Continued)
4.2	Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003 (incorporated herein by referrence to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.3	Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.4	Preferred Securities Guarantee Agreement dated March 19, 2003 (incorporated herein by reference to Exhibit 4.4 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.5	Agreement as to Expenses and Liabilities dated March 19, 2003 (incorporated herein by reference to Exhibit 4.5 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.6	Indenture dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).
4.7	8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).
10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).
10.2	The form of Indemnity Agreement approved by our shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).
10.3*	Non-Employee Director Stock Option Plan, as amended, approved by our shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).
10.4*	Employee Stock Option Plan, as amended, approved by our shareholders at its April 17, 2000 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).
10.5	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).
10.6	Agreement and Plan of Merger by and among Independent Bank Corporation, IBC Merger Co., Mepco Insurance Premium Financing, Inc., and the shareholders of Mepco Insurance Premium Financing, Inc., dated February 24, 2003 (incorporated herein by reference to Exhibit 99.2 to our Form 8-K dated February 24, 2003).
10.7	Escrow Agreement, dated September 30, 2004, made by and among Independent Bank Corporation, The Edward M. Walder Trust and The Paul M. Walder Trust, and J.P. Morgan Trust Company, N.A.
10.8*	Independent Bank Corporation Long-term Incentive Plan, as amended through April 26, 2005, (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 2005).
*	Represents a compensation plan.