Form 10-Q
period 2007-03-31
INDEPENDENT BANK CORP /MI/
filed 2007-05-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	22,584,455

Class	Outstanding at May 7, 2007

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
INDEX

Number(s)
PART I — Financial Information

Item 1.	Consolidated Statements of Financial Condition March 31, 2007 and December 31, 2006	2
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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$67,209	$73,142
Federal funds sold and other overnight investments	94,661

Cash and cash equivalents	161,870	73,142
Securities available for sale	430,949	434,785
Federal Home Loan Bank stock, at cost	14,326	14,325
Loans held for sale	33,959	31,846
Loans
Commercial	1,081,502	1,083,921
Real estate mortgage	858,288	865,522
Installment	354,705	350,273
Finance receivables	189,852	183,679

Total Loans	2,484,347	2,483,395
Allowance for loan losses	(30,908)	(26,879)

Net Loans	2,453,439	2,456,516
Property and equipment, net	72,230	67,992
Bank owned life insurance	41,557	41,109
Goodwill	66,735	48,709
Other intangibles	18,065	7,854
Assets of discontinued operations	339	189,432
Accrued income and other assets	62,102	64,188

Total Assets	$3,355,571	$3,429,898

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$318,238	$282,632
Savings and NOW	1,033,586	875,541
Time	1,551,708	1,444,618

Total Deposits	2,903,532	2,602,791
Federal funds purchased		84,081
Other borrowings	60,436	163,681
Subordinated debentures	64,197	64,197
Financed premiums payable	34,861	32,767
Liabilities of discontinued operations		183,676
Accrued expenses and other liabilities	40,728	40,538

Total Liabilities	3,103,754	3,171,731

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 22,584,455 shares at March 31, 2007 and 22,864,587 shares at December 31, 2006	22,584	22,865
Capital surplus	194,902	200,241
Retained earnings	30,924	31,420
Accumulated other comprehensive income	3,407	3,641

Total Shareholders’ Equity	251,817	258,167

Total Liabilities and Shareholders’ Equity	$3,355,571	$3,429,898

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
	(in thousands, except
	per share amounts)
Interest Income
Interest and fees on loans	$49,953	$46,046
Securities available for sale
Taxable	2,477	2,848
Tax-exempt	2,600	2,869
Other investments	314	223

Total Interest Income	55,344	51,986

Interest Expense
Deposits	22,408	15,927
Other borrowings	3,304	4,324

Total Interest Expense	25,712	20,251

Net Interest Income	29,632	31,735
Provision for loan losses	8,139	1,386

Net Interest Income After Provision for Loan Losses	21,493	30,349

Non-interest Income
Service charges on deposit accounts	4,888	4,468
Mepco litigation settlement		2,800
Net gains on assets
Real estate mortgage loans	1,081	1,026
Securities	79
VISA check card interchange income	950	791
Real estate mortgage loan servicing	527	653
Title insurance fees	414	442
Other income	2,731	2,358

Total Non-interest Income	10,670	12,538

Non-interest Expense
Compensation and employee benefits	13,968	13,541
Occupancy, net	2,614	2,687
Furniture, fixtures and equipment	1,900	1,783
Data processing	1,438	1,342
Advertising	1,152	987
Branch acquisition and conversion costs	422
Goodwill impairment	343
Other expenses	6,129	5,898

Total Non-interest Expense	27,966	26,238

Income From Continuing Operations Before Income Tax	4,197	16,649
Income tax expense	305	3,593

Income From Continuing Operations	3,892	13,056
Discontinued operations, net of tax	351	(713)

Net Income	$4,243	$12,343

Income Per Share From Continuing Operations
Basic	$.17	$.57
Diluted	.17	.56
Net Income Per Share
Basic	.19	.54
Diluted	.18	.53
Dividends Per Common Share
Declared	$.21	$.19
Paid	.20	.18
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2007	2006
	(unaudited)
	(in thousands)
Net Income	$4,243	$12,343

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	70,293	61,273
Disbursements for loans held for sale	(71,325)	(61,321)
Provision for loan losses	8,288	1,586
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(2,584)	(2,696)
Net gains on sales of real estate mortgage loans	(1,081)	(1,026)
Net gains on securities	(79)
Goodwill impairment	343
Deferred loan fees	(82)	(53)
Increase (decrease) in accrued income and other assets	813	(3,039)
Decrease in accrued expenses and other liabilities	(4,776)	(6,433)

	(190)	(11,709)

Net Cash from Operating Activities	4,053	634

Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	6,367
Proceeds from the maturity of securities available for sale	8,790	2,622
Principal payments received on securities available for sale	8,094	9,530
Purchases of securities available for sale	(19,000)	(400)
(Increase) decrease portfolio loans originated, net of principal payments	4,135	(54,542)
Acquisition of business offices, less cash received	210,053
Proceeds from sale of insurance premium finance business	175,901
Capital expenditures	(2,642)	(4,579)

Net Cash from (used in) Investing Activities	391,698	(47,369)

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	(107,505)	51,622
Net increase (decrease) in short-term borrowings	(169,823)	21,093
Proceeds from Federal Home Loan Bank advances	32,000	700
Payments of Federal Home Loan Bank advances	(49,003)	(25,261)
Repayment of long-term debt	(500)	(500)
Net increase (decrease) in financed premiums payable	(1,854)	6,765
Dividends paid	(4,584)	(4,188)
Repurchase of common stock	(5,989)	(9,178)
Proceeds from issuance of common stock	68	213

Net Cash from (used in) Financing Activities	(307,190)	41,266

Net Increase (Decrease) in Cash and Cash Equivalents	88,561	(5,469)
Change in cash and cash equivalents of discontinued operations	167	30
Cash and Cash Equivalents at Beginning of Period	73,142	67,522

Cash and Cash Equivalents at End of Period	$161,870	$62,083

Cash paid during the period for
Interest	$28,502	$22,470
Income taxes	4	63
Transfer of loans to other real estate	1,059	565
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Three months ended
	March 31,
	2007	2006
	(unaudited)
	(in thousands)
Balance at beginning of period	$258,167	$248,259
Net income	4,243	12,343
Cash dividends declared	(4,739)	(4,128)
Issuance of common stock	369	1,771
Repurchase of common stock	(5,989)	(9,178)
Net change in accumulated other comprehensive income, net of related tax effect	(234)	(300)

Balance at end of period	$251,817	$248,767

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2007 and December 31, 2006, and the results of operations for the three-month periods ended March 31, 2007 and 2006. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2006 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $48.1 million at March 31, 2007, and $39.2 million at December 31, 2006. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations).
3. Comprehensive income for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Net income	$4,243	$12,343
Net change in unrealized gain on securities available for sale, net of related tax effect	390	(428)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	(523)	213
Reclassification adjustment for accretion on settled derivative financial instruments	(101)	(85)

Comprehensive income	$4,009	$12,043

The net change in unrealized gain on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Gain (loss) reclassified into earnings	$79	$
Federal income tax expense (benefit) as a result of the reclassification of these amounts from comprehensive income	28
4. Our reportable segments are based upon legal entities. We have five reportable segments: Independent Bank (“IB”), Independent Bank West Michigan (“IBWM”), Independent Bank South Michigan (“IBSM”), Independent Bank East Michigan (“IBEM”) and Mepco Finance Corporation (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:
As of or for the three months ended March 31,

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total
			(in thousands)
2007
Total assets	$1,103,707	$772,973	$568,275	$710,977	$214,776	$339,617	$(354,754)	$3,355,571
Interest income	16,946	13,592	8,082	11,682	5,198	5	(161)	55,344
Net interest income	8,938	8,206	4,111	6,714	3,268	(1,563)	(42)	29,632
Provision for loan losses	1,063	2,455	1,816	2,676	129			8,139
Income (loss) from continuing operations before income tax	2,792	2,399	(50)	(165)	1,388	(2,226)	59	4,197
Discontinued operations, net of tax					351			351
Net income (loss)	2,194	1,789	228	119	1,220	(1,321)	14	4,243

2006
Total assets	$1,029,276	$727,604	$490,211	$724,119	$432,301	$346,789	$(347,526)	$3,402,774
Interest income	15,771	12,301	7,490	11,284	5,307	5	(172)	51,986
Net interest income	9,901	8,383	4,448	7,296	3,261	(1,512)	(42)	31,735
Provision for loan losses	340	232	542	218	54			1,386
Income (loss) from continuing operations before income tax	4,706	4,736	1,963	2,520	1,724	979	21	16,649
Discontinued operations, net of tax					(713)			(713)
Net income (loss)	3,603	3,326	1,579	1,899	355	1,605	(24)	12,343

(1)	Includes items relating to the Registrant and certain insignificant operations. 2006 net income includes $2.8 million of non-interest income related to the settlement of litigation involving the former owners of Mepco. This amount is not taxable.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.
A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands, except per share amounts)
Income from continuing operations	$3,892	$13,056

Net income	$4,243	$12,343

Shares outstanding	22,829	22,938
Effect of stock options	257	340
Stock units for deferred compensation plan for non-employee directors	58	52

Shares outstanding for calculation of diluted earnings per share	23,144	23,330

Income per share from continuing operations
Basic	$.17	$.57
Diluted	.17	.56
Net income per share
Basic	.19	.54
Diluted	.18	.53
Weighted average stock options outstanding that were anti-dilutive totaled 0.8 million and 0.5 million for the three-months ended March 31, 2007 and 2006, respectively.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

		March 31, 2007
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Fair Value Hedge — pay variable interest-rate swap agreements	$450,159	2.7	$(3,112)

Cash Flow Hedge
Pay fixed interest-rate swap agreements	$54,500	2.2	$900
Interest-rate cap agreements	225,500	2.0	945

	$280,000	2.0	$1,845

No hedge designation
Pay fixed interest-rate swap agreements	$5,000	1.1	60
Pay variable interest-rate swap agreements	25,000	0.5	(77)
Interest-rate cap agreements	55,000	1.7	50
Rate-lock real estate mortgage loan commitments	47,693	0.1	19
Mandatory commitments to sell real estate mortgage loans	46,017	0.1	24

Total	$178,710	0.7	$76

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
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.3 million, net of tax, of unrealized gains on Cash Flow Hedges at March 31, 2007 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2007 is 5.2 years.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
		(in thousands)
Change in fair value during the three- month period ended March 31, 2007
Interest-rate swap agreements not designated as hedges	$17		$17
Interest-rate cap agreements not designated as hedges	(38)		(38)
Rate Lock Commitments	50		50
Mandatory Commitments	(75)		(75)
Ineffectiveness of Fair value hedges	5		5
Ineffectiveness of Cash flow hedges	3		3
Cash flow hedges		$(1,425)	(1,425)
Reclassification adjustment		466	466

Total	(38)	(959)	(997)
Income tax	(13)	(335)	(348)

Net	$(25)	$(624)	$(649)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
		(in thousands)
Change in fair value during the three- month period ended March 31, 2006

Interest-rate swap agreements not designated as hedges	$(62)		$(62)
Interest-rate cap agreements not designated as hedges	29		29
Rate Lock Commitments	(160)		(160)
Mandatory Commitments	316		316
Ineffectiveness of Fair value hedges	6		6
Cash flow hedges		$(632)	(632)
Reclassification adjustment		829	829

Total	129	197	326
Income tax	45	69	114

Net	$84	$128	$212

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
Intangible assets, net of amortization, were comprised of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(dollars in thousands)
Amortized intangible assets
Core deposit	$31,326	$14,148	$20,545	$13,679
Customer relationship	1,302	1,024	1,302	999
Covenants not to compete	1,520	911	1,520	835

Total	$34,148	$16,083	$23,367	$15,513

Unamortized intangible assets -
Goodwill	$66,735		$48,709

Amortization of intangibles has been estimated through 2012 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Nine months ended December 31, 2007	$2,803
Year ending December 31:
2008	3,072
2009	1,838
2010	1,310
2011	1,398
2012 and thereafter	7,644

Total	$18,065

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill and core deposit intangible by reporting segment for the periods presented were as follows:

	IB	IBWM	IBSM	IBEM	Mepco			Other(1)	Total
			(dollars in thousands)
Goodwill
Balance, December 31, 2006	$8,394	$32		$23,205		$16,735		$343	$48,709
Acquired during period (2)	11,341		$7,028						18,369
Impairment during period	(343)								(343)

Balance, March 31, 2007	$19,392	$32	$7,028	$23,205		$16,735		$343	$66,735

Balance, December 31, 2005	$9,560	$32		$23,205		$18,673		$343	$51,813
Acquired during period						471	(3)		471

Balance, March 31, 2006	$9,560	$32		$23,205		$19,144		$343	$52,284

Core deposit
Balance, December 31, 2006	$1,562	$33	$174	$5,072	$			$25	$6,866
Acquired during period (2)	6,098		4,683						10,781
Amortization	(113)	(3)	(37)	(312)				(4)	(469)

Balance, March 31, 2007	$7,547	$30	$4,820	$4,760	$			$21	$17,178

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2)	Goodwill and core deposit intangible associated with the acquisition of 10 branches from TCF National Bank. The weighted average amortization period of the core deposit intangible is 6.8 years.

(3)	Goodwill associated with contingent consideration accrued pursuant to an earnout.
During the three month period ended March 31, 2007 we recorded a goodwill impairment charge of $0.3 million at First Home Financial (FHF) which was acquired in 1998. FHF is a loan origination company based in Grand Rapids, Michigan that specializes in the financing of manufactured homes located in mobile home parks or communities and is a subsidiary of our IB segment above. Revenues and profits have declined at FHF over the last few years and have continued to decline in the first quarter of 2007. We test goodwill for impairment and based on the fair value of FHF the goodwill associated with FHF was reduced to zero. This amount is included in Goodwill Impairment in the Consolidated Statements of Operations.
8. We maintain performance-based compensation plans that includes a long-term incentive plan that permits the issuance of share based compensation awards, including stock options and restricted stock. Share based compensation awards, including stock options and restricted stock, are measured at fair value at the date of grant and expensed over the requisite service period.
All share based compensation awards outstanding at December 31, 2005 were fully vested and there were no new or modified share based grants during 2006 or the three month period ended March 31, 2007.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of outstanding stock option grants and transactions for the three month period ended March 31, 2007 follows:

	Number of Shares	Average Exercise Price
Outstanding at January 1, 2007	1,481,276	$19.82
Granted
Exercised	7,233	9.35
Forfeited

Outstanding at March 31, 2007	1,474,043	$19.88

The aggregate intrinsic value and weighted-average remaining contractual term of outstanding options at March 31, 2007 were $5.1 million and 6.1 years, respectively.
Common shares issued upon exercise of stock options come from currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three month periods ending March 31:

	2007	2006
	(in thousands)
Intrinsic value	$80	$261

Cash proceeds received	$68	$214

Tax benefit realized	$28	$92

9. On January 1, 2007 we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN #48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS #109, “Accounting for Income Taxes”. FIN #48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN #48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN #48 at January 1, 2007 did not have an impact on our financial statements.
At January 1, 2007 (date of adoption) and March 31, 2007 we had approximately $2.4 million and $2.5 million, respectively, of gross unrecognized tax benefits. Included in both of these amounts is approximately $0.1 million of interest. We classify penalties and interest in our financial statements as income taxes. All gross unrecognized tax benefits, if recognized, would affect our effective tax rate.
At January 1, 2007, U.S. Federal tax years 2003 through the present date remain open.
10. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS #159”). This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by- instrument basis and is irrevocable. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #159 on January 1, 2008.
11. On April 23, 2007 we filed a Form 8-K Current Report that included a press release (Exhibit 99.1) dated April 23, 2007 announcing our financial results for the quarter ended March 31, 2007 and supplemental financial data (Exhibit 99.2) to the press release. Those previously reported financial results have been revised to increase our allowance for loan losses and provision for loan losses by $650,000. The increase in the allowance for loan losses is to record a specific reserve on a residential real estate development loan collateralized by property located in East Lansing, Michigan. In the fourth quarter of 2006 a partial charge-off of $1.3 million was recorded on this loan (reducing the balance on the loan from $4.7 million to $3.4 million). Based on an updated appraisal, including a review appraisal received in early May 2007, we have determined that an additional specific reserve of $650,000 is required.
The additional specific reserve results in the following changes to our previously reported financial results:

	As Previously Reported	Adjustment	As Revised
	(in thousands, except per share amounts)
Consolidated Statement of Financial Condition as of March 31, 2007:
Allowance for Loan Losses	$(30,258)	$(650)	$(30,908)
Net loans	2,454,089	(650)	2,453,439
Total assets	3,356,221	(650)	3,355,571
Accrued expenses and other liabilities	40,949	(221)	40,728
Total liabilities	3,103,975	(221)	3,103,754
Retained earnings	31,353	(429)	30,924
Total shareholders’ equity	252,246	(429)	251,817
Total liabilities and shareholders’ equity	3,356,221	(650)	3,355,571

Consolidated Statement of Operations for the three months ended March 31, 2007:
Provision for loan losses	$7,489	$650	$8,139
Income from continuing operations before income tax	4,847	(650)	4,197
Income tax expense	526	(221)	305
Income from continuing operations	4,321	(429)	3,892
Net income	4,672	(429)	4,243
Income per share from continuing operations:
Basic	0.19	(0.02)	0.17
Diluted	0.19	(0.02)	0.17
Net income per share:
Basic	0.20	(0.01)	0.19
Diluted	0.20	(0.02)	0.18
12. The results of operations for the three-month periods ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Item 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2006 Annual Report on Form 10-K. The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Branch acquisition We completed the acquisition of ten branches with total deposits of approximately $241.4 million from TCF National Bank on March 23, 2007. These branches are located in or near Battle Creek, Bay City and Saginaw, Michigan. As a result of this transaction, we received $210.1 million of cash. We used a portion of the proceeds from this transaction to payoff higher costing short term borrowings and brokered certificates of deposit (“Brokered CD’s) that matured prior to March 31, 2007 and the balance of funds were temporarily invested into short-term securities. Over the next several quarters we anticipate paying down maturing Brokered CD’s and short-term borrowings from the maturity or liquidation of these short-term investments. We expect that our interest expense as a percentage of average interest earning assets (our “Cost of Funds”) will decline during the last nine months of 2007 as a result of the payoff of higher costing maturing Brokered CD’s and short-term borrowings. We also anticipate that the acquisition of these branches will result in an increase in non-interest income, particularly service charges on deposit accounts and VISA check card interchange income. However, non-interest expenses will also increase in 2007 due to compensation and benefits for the employees at these branches as well as occupancy, furniture and equipment, data processing, communications, supplies and advertising expenses. We paid an 11.5% premium ($28.1 million), based on the deposit balances one week prior to closing, to acquire these branches and also reimbursed the seller $0.2 million for certain transaction related costs. Approximately $10.8 million of the premium paid was recorded as a core deposit intangible and will be amortized over 15 years. This will result in an increase in the amount of amortization of intangible assets in 2007. We also incurred other transaction costs (primarily investment banking fees, legal fees, severance costs and data processing conversion fees) of approximately $0.9 million, of which $0.5 million was capitalized as part of the acquisition price and $0.4 million was expensed in the first quarter of 2007. In addition, the transaction included $3.7 million for the personal property and real-estate associated with these branches.
Discontinued operations On January 15, 2007, Mepco Insurance Premium Financing, Inc., now known as Mepco Finance Corporation (“Mepco”), a wholly-owned subsidiary of Independent Bank Corporation, sold substantially all of its assets related to the insurance premium finance business to Premium Financing Specialists, Inc. (“PFS”). Mepco continues to own and operate its warranty payment plan business. As a result of this transaction, we received $176.0 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, Independent Bank. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. In the fourth quarter of 2006, we recorded a loss of $0.2 million and accrued for approximately $1.1 million of expenses related to the disposal of this business. We also allocated $4.1 million of goodwill and $0.3 million of other intangible assets to this business. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition. We have elected to not make any reclassifications in the Consolidated Statements of Cash Flows.
Financial Condition
Summary Our total assets decreased by $74.3 million during the first three months of 2007. The decrease in total assets primarily reflects the aforementioned sale of our insurance premium finance business. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.484 billion at March 31, 2007, essentially unchanged from December 31, 2006. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.904 billion at March 31, 2007, compared to $2.603 billion at December 31, 2006. The $300.7 million increase in total deposits during the period principally reflects the aforementioned branch acquisition. Other borrowings totaled $60.4 million at March 31, 2007, a decrease of $103.2 million from December 31, 2006. This was primarily attributable to the payoff of maturing borrowings with funds from the branch acquisition.
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
     Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities available for sale
March 31, 2007	$425,826	$8,808	$3,685	$430,949
December 31, 2006	430,262	7,367	2,844	434,785
Securities available for sale declined during the first quarter of 2007 because the flat yield curve has created a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-rate spread on securities as we can on Portfolio Loans. As a result, purchases of securities will tend to erode some of our profitability measures, including our return on assets.
At both March 31, 2007 and December 31, 2006, we had $12.5 million of asset-backed securities included in securities available for sale. All of our asset-backed securities are backed by mobile home loans and all are rated as investment grade (by the major rating agencies) except for one security with a book value of $1.7 million at March 31, 2007 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charges on this security during 2007 or 2006 but we did record an impairment charge of $0.2 million on this security in 2005 due primarily to credit related deterioration on the underlying mobile home loan collateral. We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. We did not record impairment charges on any other investment securities during the first quarters of 2007 or 2006.
Sales of securities available for sale were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Proceeds	$6,367	$—

Gross gains	$97	$—
Gross losses	(18)	—

Net gains (losses)	$79	$—

Portfolio Loans and asset quality In addition to the communities served by our bank branch networks, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators.
Although the management and board of directors of each of our banks retain authority and responsibility for credit decisions, we have adopted uniform underwriting standards. Further, our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, generally provides requisite controls and promotes compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations. There can be no assurance that the aforementioned centralization of certain lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased significantly in the first quarter of 2007 (as well as in the fourth quarter of 2006).
Our 2003 acquisition of Mepco added the financing of insurance premiums for businesses and payment plans to purchase vehicle service contracts for consumers (warranty finance) to our lending activities. In January 2007 we sold Mepco’s insurance premium finance business. Mepco conducts its warranty finance activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for warranty administrators and warranty sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company or warranty administrator) could expose us to significant losses.
Mepco also has established procedures for payment plan servicing/administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is entirely done through unrelated third parties (automobile warranty administrators and sellers or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. There was essentially no growth in Portfolio loans during the first quarter of 2007 reflecting both weak economic conditions in Michigan as well as a very competitive pricing climate. Declines in Portfolio Loans or continuing competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with established quality and profitability standards as a major short and long-term challenge.
     Non-performing assets

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Non-accrual loans	$41,075	$35,683
Loans 90 days or more past due and still accruing interest	6,941	3,479
Restructured loans	55	60

Total non-performing loans	48,071	39,222
Other real estate	3,631	3,153

Total non-performing assets	$51,702	$42,375

As a percent of Portfolio Loans
Non-performing loans	1.93%	1.58%
Allowance for loan losses	1.24	1.08
Non-performing assets to total assets	1.54	1.24
Allowance for loan losses as a percent of non-performing loans	64	69
The increase in non-performing loans since year end 2006 is due primarily to an increase in non-performing commercial loans and real estate mortgage loans. The increase in non-performing commercial loans is due primarily to the addition of one commercial loan with a balance of approximately $4.9 million. This loan is for a commercial real estate development project in southeastern Michigan. Based on an updated appraisal and estimated liquidation and holding costs, a $1.2 million specific allowance was established on this loan in the first quarter of 2007. The increase in non-performing real estate mortgage loans is primarily due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $3.6 million and $3.2 million at March 31, 2007 and December 31, 2006, respectively. This increase is primarily a result of a $0.5 million rise in commercial ORE.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 0.65% on an annualized basis in the first quarter of 2007 (or $4.0 million) compared to 0.18% in the first quarter of 2006 (or $1.1 million). The rise in loan net charge-offs reflect increases in the following categories: commercial loans $1.9 million; real estate mortgage loans $0.5 million; and installment/consumer loans $0.4 million. The commercial loan net charge-offs in the first quarter of 2007 include a $0.7 million charge-off a commercial lending relationship in the Lansing, Michigan area that involved borrower fraud. The remainder of the increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate.
At March 31, 2007, the allowance for loan losses totaled $30.9 million, or 1.24% of Portfolio Loans compared to $26.9 million, or 1.08% of Portfolio Loans at December 31, 2006.
Impaired loans totaled approximately $29.8 million, $23.2 million and $9.8 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. At those same dates, certain impaired loans with balances of approximately $20.6 million, $14.0 million and $8.1 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $4.9 million, $2.6 million and $1.6 million, respectively. Our average investment in impaired loans was approximately $26.5 million and $8.2 million for the three-month periods ended March 31, 2007 and 2006, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during both of the first quarters of 2007 and 2006 was approximately $0.1 million, of which the majority of these amounts were recorded in cash.

Allowance for loan losses

	Three months ended
	March 31,
	2007		2006
	Loan	Unfunded	Loan	Unfunded
	Losses	Commitments	Losses	Commitments
		(in thousands)
Balance at beginning of period	$26,879	$1,881	$22,420	$1,820
Additions (deduction)
Provision charged to operating expense	7,989	150	1,388	(2)
Recoveries credited to allowance	555		630
Loans charged against the allowance	(4,515)		(1,714)

Balance at end of period	$309,087	$20,317	$227,247	$18,187

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.65%		0.18%
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
The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios. (See “Provision for credit losses.”).
Mepco’s allowance for loan losses is determined in a similar manner as discussed above and takes into account delinquency levels, net charge-offs, unsecured exposure and other subjective factors deemed relevant to their lending activities.

Allocation of the Allowance for Loan Losses

	March 31,	December 31,
	2007	2006
	(in thousands)
Specific allocations	$4,992	$2,631
Other adversely rated loans	9,260	9,303
Historical loss allocations	8,833	7,482
Additional allocations based on subjective factors	7,823	7,463

	$30,908	$26,879

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
Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our core deposit growth has not kept pace with the growth of our Portfolio Loans and we have primarily utilized brokered certificates of deposit (“Brokered CD’s”) to fund this Portfolio Loan growth. We view long-term core deposit growth as a significant challenge. To partially address this challenge, in March 2007 we completed the acquisition of ten branches with deposits totaling $241.4 million as described above. Core deposits generally provide a more stable and lower cost source of funds than alternate sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternate sources of funds

	March 31,			December 31,
	2007			2006
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$882,128	1.8 years	4.91%	$1,055,010	1.9 years	4.72%
Fixed rate FHLB advances(1)	43,270	5.9 years	6.09	58,272	4.6 years	5.66
Variable rate FHLB advances(1)				2,000	0.5 years	5.31
Securities sold under agreements to
Repurchase(1)				83,431	0.1 years	5.34
Federal funds purchased				84,081	1 day	5.40

Total	$925,398	2.0 years	4.96%	$1,282,794	1.8 years	4.85%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2)	Advances totaling $10.0 million at both March 31, 2007 and December 31, 2006, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $60.4 million at March 31, 2007, compared to $163.7 million at December 31, 2006. The $103.2 million decrease in other borrowed funds principally reflects the payoff of maturing variable rate FHLB advances and Repurchase Agreements with proceeds from the aforementioned branch acquisition.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At March 31, 2007, we employed interest-rate swaps with an aggregate notional amount of $534.7 million and interest rate caps with an aggregate notional amount of $280.5 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)
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
At March 31, 2007 we had $895.3 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD’s that we expect to replace. Additionally $1.352 billion of our deposits at March 31, 2007 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future. In addition, due to our recent acquisition of ten branches and assumption of $241.4 million of deposits we may experience a higher level of deposit account attrition at these branches over the next several months. The loss of a large amount of these deposits could have a material adverse impact on our results of operations. We have endeavored to make the transition for these new customers as transparent as possible in order to try and minimize any attrition, however there is no certainty that these efforts will be successful.
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
We have three special purpose entities that have issued $62.4 million of cumulative trust preferred securities outside of Independent Bank Corporation that currently qualifies as Tier 1 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2007, and December 31, 2006.
We have notified holders of $5.0 million of existing trust preferred securities that such securities are being redeemed on May 31, 2007. As a result of this redemption, we will be expensing approximately $0.1 million of unamortized capitalized issuance costs in the second quarter of 2007. We also expect to issue approximately $12.0 million in new trust preferred securities in a pooled offering during the second quarter of 2007. We expect the rate on the new trust preferred securities to be approximately 2% lower than the existing trust preferred securities that are being redeemed on May 31, 2007. We also anticipate redeeming an additional $7.5 million of existing trust preferred securities in November 2007.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 24 basis points at March 31, 2007, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. We previously disclosed that our board of directors had authorized the repurchase of up to 750,000 shares. This authorization expires on December 31, 2007. During the first quarter of 2007 we repurchased 295,000 shares at a weighted average price of $20.30 per share. As a result of an increase in intangible assets associated with the above described branch acquisition our tangible capital ratio declined to 5.01% at March 31, 2007. Our internal Capital Policy requires a minimum tangible capital ratio of at least 5% and a targeted tangible capital ratio range of 5.50% to 6.50%. Since we are currently outside of this range, it is unlikely that we will be repurchasing any shares of our common stock over the next two to three quarters (or until such time as our tangible capital ratio returns to the targeted range).
     Capitalization

	March 31,	December 31,
	2007	2006
	(in thousands)
Unsecured debt	$4,500	$5,000

Subordinated debentures	64,197	64,197
Amount not qualifying as regulatory capital	(1,847)	(1,847)

Amount qualifying as regulatory capital	62,350	62,350

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	22,584	22,865
Capital surplus	194,902	200,241
Retained earnings	30,924	31,420
Accumulated other comprehensive income	3,407	3,641

Total shareholders’ equity	251,817	258,167

Total capitalization	$318,667	$325,517

Total shareholders’ equity at March 31, 2007 decreased $6.4 million from December 31, 2006, due primarily to share repurchases and cash dividends declared as well as a $0.2 million decrease in accumulated other comprehensive income. Shareholders’ equity totaled $251.8 million, equal to 7.50% of total assets at March 31, 2007. At December 31, 2006, shareholders’ equity was $258.2 million, which was equal to 7.53% of total assets.

Capital ratios

	March 31, 2007	December 31, 2006
Equity capital	7.50%	7.53%
Tier 1 leverage (tangible equity capital)	7.13	7.62
Tier 1 risk-based capital	9.02	9.62
Total risk-based capital	10.28	10.75
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
Results of Operations
Summary Net income from continuing operations totaled $3.9 million during the three months ended March 31, 2007, compared to $13.1 million during the comparable period in 2006. 2006 results include $2.8 million of other income related to the settlement of litigation involving the former owners of Mepco. (See “Litigation Matters.”) The decline in net income from continuing operations in 2007 is primarily due to a decrease in net interest income and increases in the provision for loan losses and non-interest expenses.

Key performance ratios

	Three months
	ended March 31,
	2007	2006
Net income from continuing operations (annualized) to
Average assets	0.48%	1.57%
Average equity	6.08	21.33
Net income (annualized) to
Average assets	0.53%	1.49%
Average equity	6.63	20.17

Earnings per common share from continuing operations
Basic	$0.17	$0.57
Diluted	0.17	0.56
Earnings per common share
Basic	$0.19	$0.54
Diluted	0.18	0.53
We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10%. Accordingly, our focus is on long-term results taking into consideration that certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). As we have grown in size, and also considering the relatively low economic growth rates in Michigan (our primary market for banking), we believe achieving a 10% average annual long-term growth rate in earnings per share will be challenging. Based on these standards, we did not achieve our profitability objectives in the first quarter of 2007 (or in the last three quarters of 2006). We did however achieve an average annual compound growth rate in earnings per share of 18% for the five year period from 2000 through 2005. Our discussion and analysis of results of operations and financial condition will focus on these elements.
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
Tax equivalent net interest income totaled $31.2 million during the first quarter of 2007, which represents a $2.2 million or 6.7% decrease from the comparable quarter one year earlier. We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.6 million and $1.7 million for the first quarters of 2007 and 2006, respectively, and were computed using a 35% tax rate.
The decrease in tax equivalent net interest income primarily reflects a 41 basis point decline in the our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $60.9 million increase in the balance of average interest-earning assets. The increase in average interest-earning assets is primarily due to growth in loans that was partially offset by a decline in investment securities.
The net interest margin was equal to 4.23% during the first quarter of 2007 compared to 4.64% in the first quarter of 2006. The tax equivalent yield on average interest-earning assets rose to 7.74% in the first quarter of 2007 from 7.46% in the first quarter of 2006. This increase primarily reflects higher short-term interest rates that have resulted in variable rate loans re-pricing and new loans being originated at higher rates. The increase in the tax equivalent yield on average interest-earning assets was more than offset by a 69 basis point rise in our interest expense as a percentage of average interest-earning assets (the “cost of funds”) to 3.51% during the first quarter of 2007 from 2.82% during the first quarter of 2006. The increase in the our cost of funds reflects higher short-term interest rates that have resulted in increased rates on certain short-term and variable rate borrowings and on deposits.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	March 31,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
Assets
Taxable loans (1)	$2,509,746	$49,849	8.02%	$2,408,268	$45,978	7.71%
Tax-exempt loans (1,2)	9,513	160	6.82	5,894	105	7.22
Taxable securities	185,139	2,477	5.43	220,333	2,848	5.24
Tax-exempt securities (2)	238,654	4,121	7.00	255,798	4,533	7.19
Other investments	25,563	314	4.98	17,437	223	5.19

Interest Earning Assets - Continuing Operations	2,968,615	56,921	7.74	2,907,730	53,687	7.46

Cash and due from banks	53,228			54,357
Taxable loans – discontinued operations	33,084			195,140
Other assets, net	205,532			204,781

Total Assets	$3,260,459			$3,362,008

Liabilities
Savings and NOW	$903,426	4,249	1.91	$878,731	2,988	1.38
Time deposits	1,506,171	18,159	4.89	1,362,322	12,939	3.85
Long-term debt	2,994	34	4.61	4,994	57	4.63
Other borrowings	199,667	3,270	6.64	322,374	4,267	5.37

Interest Bearing Liabilities- Continuing Operations	2,612,258	25,712	3.99	2,568,421	20,251	3.20

Demand deposits	282,172			275,597
Time deposits – discontinued operations	24,732			167,460
Other liabilities	81,636			102,345
Shareholders’ equity	259,661			248,185

Total liabilities and shareholders’ equity	$3,260,459			$3,362,008

Tax Equivalent Net Interest Income		$31,209			$33,436

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.23%			4.64%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $8.1 million and $1.4 million during the three months ended March 31, 2007 and 2006, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio loans and asset quality.”) The substantial increase in the provision for loan losses in the first quarter of 2007 primarily reflects higher levels of non-performing loans and loan net charge-offs.

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
Non-interest income totaled $10.7 million during the first three months of 2007 compared to $12.5 million in 2006. The first quarter of 2006 included $2.8 million of non-recurring income from the litigation settlement described earlier. Excluding the income from the litigation settlement and net gains and losses on asset sales, non-interest income grew by 9.2% to $9.5 million during the first three months of 2007 compared to 2006.
Non-Interest Income

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Service charges on deposit accounts	$4,888	$4,468
Mepco litigation settlement		2,800
Net gains (losses) on assets sales
Real estate mortgage loans	1,081	1,026
Securities	79
VISA check card interchange income	950	791
Real estate mortgage loan servicing	527	653
Title insurance fees	414	442
Bank owned life insurance	449	392
Mutual fund and annuity commissions	479	295
Manufactured home loan origination fees and commissions	114	239
Other	1,689	1,432

Total non-interest income	$10,670	$12,538

Service charges on deposits totaled $4.9 million in the first quarter of 2007, a $0.4 million or 9.4% increase from the comparable period in 2006. The increase in such service charges principally relates to growth in checking accounts as a result of deposit account promotions.
Gains on the sale of real estate mortgage loans were $1.1 million and $1.0 million in the first quarters of 2007 and 2006, respectively. Real estate mortgage loan sales totaled $69.2 million in the first quarter of 2007 compared to $60.2 million in the first quarter of 2006. Real estate mortgage loans originated totaled $116.8 million in the first quarter of 2007 compared to $118.7 million in the comparable quarter of 2006. Loans held for sale were $34.0 million at March 31, 2007 compared to $31.8 million at December 31, 2006.

Real Estate Mortgage Loan Activity

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Real estate mortgage loans originated	$116,815	$118,651
Real estate mortgage loans sold	69,212	60,247
Real estate mortgage loans sold with servicing rights released	11,679	7,444
Net gains on the sale of real estate mortgage loans	1,081	1,026
Net gains as a percent of real estate mortgage loans sold (“Loans Sale Margin”)	1.56%	1.70%
SFAS #133 adjustments included in the Loan Sale Margin	(0.04)	0.21
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
We had $0.1 million of gains on the sale of securities in the first quarter of 2007 and no gains or losses on the sale of securities during the first quarter of 2006. We did not record any impairment charges on securities in either 2007 or 2006. (See “Securities.”)
VISA check card interchange income increased to $1.0 million in the first quarter of 2007 compared to $0.8 million in the first quarter of 2006. These results can be primarily attributed to an increase in the size of our card base due to growth in checking accounts and the frequency of use of our VISA check card product by our customer base has also increased. In the first quarter of 2007 we implemented a rewards program for our VISA check card customers to further encourage use of this product.
Real estate mortgage loan servicing generated revenue of $0.5 million in the first quarter of 2007, compared to $0.7 million in the first quarter of 2006. This decrease is primarily due to changes in the impairment reserve on and amortization of capitalized real estate mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Balance at beginning of period	$14,782	$13,439
Originated servicing rights capitalized	686	634
Amortization	(407)	(345)
(Increase)/decrease in impairment reserve	(100)

Balance at end of period	$14,961	$13,728

Impairment reserve at end of period	$168	$11

At March 31, 2007 we were servicing approximately $1.6 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.01% and a weighted average service fee of 25.8 basis points. Remaining capitalized real estate mortgage loan servicing rights at March 31, 2007 totaled $15.0 million and had an estimated fair market value of $19.3 million.
Title insurance fees decreased slightly during the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of a decline in real estate mortgage lending origination volume.
Income from bank owned life insurance increased in 2007 primarily due to a higher balance of such insurance on which the crediting rate was applied.
Mutual fund and annuity commissions rose in 2007 compared to 2006 due to increased sales of these products primarily as a result of growth in the number of our licensed sales representatives.
Manufactured home loan origination fees and commissions declined during the first quarter of 2007 compared to the first quarter of 2006. This industry has faced a challenging environment for some period of time as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes from a few years ago have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. (See “Non-interest expense” below for a discussion of a goodwill impairment charge recorded in the first quarter of 2007 related to this business.)
Other non-interest income rose to $1.7 million in the first quarter of 2007 from $1.4 million in 2006. A gain on the termination of certain interest rate derivatives and increases in ATM fees, accounted for the majority of this growth. The growth in ATM fees is generally reflective of the overall expansion of the organization in terms of numbers of customers and accounts.
Non-interest expense Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices.

Non-interest expense totaled $28.0 million in the first quarter of 2007 which included $0.4 million of branch acquisition and conversion costs (related to the acquisition of ten branches described earlier) and a $0.3 million goodwill impairment charge. Excluding these items, non-interest expense rose by $1.0 million or 3.7% from the first quarter of 2006. This increase is principally due to increased operating costs related to the addition of staff at new branch and loan production offices and overall growth in the organization, along with associated rises in such costs as furniture, fixtures and equipment, data processing and advertising. Compensation and employee benefits expenses in 2007 were also impacted by merit pay increases that were effective January 1, 2007.
Non-Interest Expense

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Salaries	$10,001	$9,376
Performance-based compensation and benefits	1,321	1,489
Other benefits	2,646	2,676

Compensation and employee benefits	13,968	13,541
Occupancy, net	2,614	2,687
Furniture, fixtures and equipment	1,900	1,783
Data processing	1,438	1,342
Advertising	1,152	987
Loan and collection	1,006	823
Credit card and bank service fees	967	907
Communications	830	991
Supplies	607	509
Amortization of intangible assets	570	600
Legal and professional	506	488
Branch acquisition and conversion costs	422
Goodwill impairment	343
Other	1,643	1,580

Total non-interest expense	$27,966	$26,238

Performance based compensation and benefits decreased in 2007 compared to 2006 due primarily to lower incentive compensation.
Furniture, fixtures and equipment, data processing and advertising expenses all generally increased in 2007 compared to 2006 as a result of the growth of the organization through the opening of new branch and loan production offices. Occupancy costs in the first quarter of 2006 included additional depreciation expense of approximately $0.2 million related to the accelerated write-off of the remaining book value of the former main office of North Bancorp, Inc. (which was acquired in 2004) in Gaylord, Michigan. In the fourth quarter of 2005 we determined that this building would be razed and replaced with a new branch facility by June 2006. As a result the depreciation on this facility was accelerated so that the remaining book value would be written off by June 30, 2006 (which corresponded to its remaining useful life).

Loan and collection expenses have increased primarily due to the rise in non-performing loans. (See “Portfolio Loans and asset quality.”)
The branch acquisition and conversion costs of $0.4 million principally relate to data processing conversion and check printing costs (for replacing these new customers’ old checks).
The goodwill impairment charge of $0.3 million relates to First Home Financial (“FHF”) which we acquired in 1998. FHF is a loan origination company based in Grand Rapids, Michigan that specializes in the financing of manufactured homes located in mobile home parks or communities. Revenues and profits have declined at FHF over the last few years and have continued to decline in the first quarter of 2007. Based on the estimated current fair value of FHF the remaining goodwill associated with this entity of $0.3 million was written off.
As we recently announced publicly, our four separate bank subsidiaries will be merged into one. We believe that a significant benefit from this consolidation will be a more centralized commercial credit administrative and lending process that will lead to stronger risk management and improved asset quality over time. We anticipate that the consolidation process will be completed in September 2007. The consolidation is also expected to lead to greater operational efficiencies. At the present time, we expect to achieve $4 to $5 million (pre-tax) in annualized reductions in non-interest expenses. About half of these cost reduction initiatives are scheduled to be in place in the second quarter of 2007 with the balance being completed in the third quarter. We also expect to incur approximately $1 to $1.5 million in one-time charges for severance and data processing conversion costs related to this consolidation.
Income tax expense Changes in our federal income tax expense are generally commensurate with the changes in our pre-tax earnings from continuing operations. Our actual federal income tax expense is lower than the amount computed by applying our statutory federal income tax rate to our pre-tax earnings primarily due to tax-exempt interest income and income on life insurance. Our effective tax rate was 7.3% and 21.6% during the first three months of 2007 and 2006, respectively. The low effective income tax rate in the first quarter of 2007 is because tax exempt income was such a high percentage (approximately 75%) of total pre-tax earnings before continuing operations. The effective income tax rate in the first quarter of 2006 was also impacted because the $2.8 million in income recorded for the litigation settlement (see “Litigation Matters” below) is not taxable.
Discontinued operations, net of tax See “Discontinued operations” above for a description of the sale of Mepco’s insurance premium finance business. Discontinued operations produced net income of $0.4 million in the first quarter of 2007 compared to a net loss of $0.7 million in the first quarter of 2006. The first quarter of 2006 included an after tax charge of approximately $1.1 million ($1.7 million pre-tax) related to a litigation matter as described below. (See “Litigation Matters.”)
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first quarters of 2007 and 2006 resulted in no impairment charges for other than temporary impairment on various investment securities within our portfolio. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.
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
At March 31, 2007 we had approximately $15.0 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At March 31, 2007 we had approximately $730.2 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $1.3 million at March 31, 2007.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2006 we had recorded a net deferred tax asset of $10.6 million, which included a net operating loss carry forward of $4.5 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.
At March 31, 2007 we had recorded $66.7 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the above described branch acquisition, 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks and a mobile home loan origination company. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions. During the first quarter of 2007 we recorded a $0.3 million goodwill impairment charge. (See “Non-interest expense.”)
Litigation Matters
On March 16, 2006, we entered into a settlement agreement with the former shareholders of Mepco, (the “Former Shareholders”) and Edward, Paul, and Howard Walder (collectively referred to as the “Walders”) for purposes of resolving and dismissing all pending litigation between the parties. Under the terms of the settlement, on April 3, 2006, the Former Shareholders paid us a sum of $2.8 million, half of which was paid in the form of cash and half of which was paid in shares of our common stock. In return, we released 90,766 shares of Independent Bank Corporation common stock held pursuant to an escrow agreement among the parties that was previously entered into for the purpose of funding certain contingent liabilities that were, in part, the subject of the pending litigation. As a result of settlement of the litigation, we recorded other income of $2.8 million and an additional claims expense of approximately $1.7 million (related to the release of the shares held in escrow) in the first quarter of 2006. The additional claims expense of $1.7 million is included in discontinued operations.
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

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes in the market risk faced by the Registrant have occurred since December 31, 2006.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2007, pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	the Plan

January 2007	508	$22.07	508
February 2007
March 2007	305,142	20.30	305,142

Total	305,650	$20.31	305,650	444,350

(1)	Includes shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2007.
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
10.	Technology Outsourcing Renewal Contract

11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 7, 2007	By	/s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer

Date May 7, 2007	By	/s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer