Form 10-Q/A
period 2007-03-31
INDEPENDENT BANK CORP /MI/
filed 2007-05-10
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]     NO [__]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer.
Large accelerated filer [__]       Accelerated filer [ X ]       Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [__]     NO [ X ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	22,584,455
Class	Outstanding at May 7, 2007

Explanatory Note

        This Amendment No. 1 on Form 10-Q/A is being filed solely to: (i) correct Notes 2, 6, and 7 of the Notes to Interim Consolidated Financial Statements; (ii) to add Notes 11 and 12 to the Notes to Interim Consolidated Financial Statements; and (iii) to renumber former Notes 11 and 12 as Notes 13 and 14, respectively, of the Notes to Interim Consolidated Financial Statements. Accordingly, this Form 10-Q/A includes only Item 1 of Part I (pursuant to Rule 12b-15) as it is the only Item being amended.

        To comply with certain technical requirements of the SEC’s rules in connection with the filing of this Amendment No. 1 on Form 10-Q/A we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of Form 10-Q as originally filed on May 7, 2007 (the “Original Report”). We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of the Original Report. The filing of this Amendment No. 1 on Form 10-Q/A is not a representation that any statement contained in the Original Report or this Amendment No. 1 on Form 10-Q/A are true or complete subsequent to the date of the Original Report. This Amendment No. 1 on Form 10-Q/A does not affect the information set forth in the original Form 10-Q, except for the matters described in this Explanatory Note.

Part I
Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31, 2007	December 31, 2006

	(unaudited)

Assets	(in thousands)
Cash and due from banks	$67,209	$73,142
Federal funds sold and other overnight investments	94,661

Cash and cash equivalents	161,870	73,142
Securities available for sale	430,949	434,785
Federal Home Loan Bank stock, at cost	14,326	14,325
Loans held for sale	33,959	31,846
Loans
Commercial	1,081,502	1,083,921
Real estate mortgage	858,288	865,522
Installment	354,705	350,273
Finance receivables	189,852	183,679

Total Loans	2,484,347	2,483,395
Allowance for loan losses	(30,908)	(26,879)

Net Loans	2,453,439	2,456,516
Property and equipment, net	72,230	67,992
Bank owned life insurance	41,557	41,109
Goodwill	66,735	48,709
Other intangibles	18,065	7,854
Assets of discontinued operations	339	189,432
Accrued income and other assets	62,102	64,188

Total Assets	$3,355,571	$3,429,898

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$318,238	$282,632
Savings and NOW	1,033,586	875,541
Time	1,551,708	1,444,618

Total Deposits	2,903,532	2,602,791
Federal funds purchased		84,081
Other borrowings	60,436	163,681
Subordinated debentures	64,197	64,197
Financed premiums payable	34,861	32,767
Liabilities of discontinued operations		183,676
Accrued expenses and other liabilities	40,728	40,538

Total Liabilities	3,103,754	3,171,731

Shareholders' Equity
Preferred stock, no par value--200,000 shares authorized; none outstanding
Common stock, $1.00 par value--40,000,000 shares authorized;
issued and outstanding: 22,584,455 shares at March 31, 2007
and 22,864,587 shares at December 31, 2006	22,584	22,865
Capital surplus	194,902	200,241
Retained earnings	30,924	31,420
Accumulated other comprehensive income	3,407	3,641

Total Shareholders' Equity	251,817	258,167

Total Liabilities and Shareholders' Equity	$3,355,571	$3,429,898

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	March 31, 2007
	Notional Amount	Average Maturity (years)	Fair Value

	(dollars in thousands)
Fair Value Hedge - pay variable interest-rate swap agreements	$450,159	2.7	$(3,112)

Cash Flow Hedge
Pay fixed interest-rate swap agreements	$54,500	2.2	$900
Interest-rate cap agreements	225,500	2.0	945

	$280,000	2.0	$1,845

No hedge designation
Pay fixed interest-rate swap agreements	$5,000	1.1	60
Pay variable interest-rate swap agreements	25,000	0.5	(77)
Interest-rate cap agreements	55,000	1.7	50
Rate-lock real estate mortgage loan commitments	47,693	0.1	19
Mandatory commitments to sell real estate mortgage loans	46,017	0.1	24

Total	$178,710	0.7	$76

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

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

(dollars in thousands)
Nine months ended December 31, 2007	$2,803
Year ending December 31:
2008	3,072
2009	1,838
2010	1,310
2011	1,398
2012 and thereafter	7,644

Total	$18,065

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in the carrying amount of goodwill and core deposit intangible by reporting segment for the periods presented were as follows:

	IB	IBWM	IBSM	IBEM	Mepco		Other(1)	Total

	(dollars in thousands)
Goodwill
Balance, December 31, 2006	$8,394	$32		$23,205	$16,735		$343	$48,709
Acquired during period (2)	11,341		$7,028					18,369
Impairment during period	(343)							(343)

Balance, March 31, 2007	$19,392	$32	$7,028	$23,205	$16,735		$343	$66,735

Balance, December 31, 2005	$9,560	$32		$23,205	$18,673		$343	$51,813
Acquired during period					471	(3)		471

Balance, March 31, 2006	$9,560	$32		$23,205	$19,144		$343	$52,284

Core deposit
Balance, December 31, 2006	$1,562	$33	$174	$5,072			$25	$6,866
Acquired during period (2)	6,098		4,683					10,781
Amortization	(113)	(3)	(37)	(312)			(4)	(469)

Balance, March 31, 2007	$7,547	$30	$4,820	$4,760			$21	$17,178

(1) Includes items relating to the Registrant and certain insignificant operations.
(2) Goodwill and deposit customer relationship value, including core deposit value associated with the acquisition of 10 branches from TCF National Bank. The weighted average amortization period of the deposit customer relationship value, including core deposit value is 6.8 years.
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

10.     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS #159”). This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #159 on January 1, 2008.

11.     On January 15, 2007 we sold substantially all of the assets of Mepco’s insurance premium finance business to Premium Financing Specialists, Inc. (“PFS”). We received $176 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, Independent Bank. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition. Funding for Mepco’s insurance premium finance business was accomplished by loans from its parent company, Independent Bank. Those loans were primarily funded with brokered certificates of deposit which are included in liabilities of discontinued operations at December 31, 2006. We have elected to not make any reclassifications in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006.

12.     On March 23, 2007, we completed the acquisition of ten branches with total deposits of $241.4 million from TCF National Bank. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and related interpretations, this acquisition was considered a business acquisition, as the acquired assets and assumed liabilities enable us to sustain a revenue stream and provide products and services to these customers without significant disruption or difficulty. We paid a premium of approximately $29.2 million, including capitalizable costs of acquisition, for this business. Approximately $10.8 million of this premium is attributable to the value of deposit customer relationships acquired, including core deposit value. This will be amortized over its expected life of 15 years. The remaining $18.4 million will be recorded as goodwill and represents the intangible value of the work force in place and other attributes. This acquisition provides us with funds to payoff higher cost short term borrowings and brokered certificates of deposit and provides additional branch facilities from which to serve our customers and expand our services. Proforma information with respect to the estimated impact of this acquisition on our results of operations is not presented as it is not material.

13.     On April 23, 2007 we filed a Form 8-K Current Report that included a press release (Exhibit 99.1) dated April 23, 2007 announcing our financial results for the quarter ended March 31, 2007 and supplemental financial data (Exhibit 99.2) to the press release. Those previously reported financial results have been revised to increase our allowance for loan losses and provision for loan losses by $650,000. The increase in the allowance for loan losses is to record a specific reserve on a residential real estate development loan collateralized by property located in East Lansing, Michigan. In the fourth quarter of 2006 a partial charge-off of $1.3 million was recorded on this loan (reducing the balance on the loan from $4.7 million to $3.4 million). Based on an updated appraisal, including a review appraisal received in early May 2007, we have determined that an additional specific reserve of $650,000 is required.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The additional specific reserve results in the following changes to our previously reported financial results:

	As Previously Reported	Adjustment	As Revised

	(in thousands, except per share amounts)

Consolidated Statement of Financial Condition as of March 31, 2007:
Allowance for Loan Losses	$(30,258)	$(650)	$(30,908)
Net loans	2,454,089	(650)	2,453,439
Total assets	3,356,221	(650)	3,355,571
Accrued expenses and other liabilities	40,949	(221)	40,728
Total liabilities	3,103,975	(221)	3,103,754
Retained earnings	31,353	(429)	30,924
Total shareholders' equity	252,246	(429)	251,817
Total liabilities and shareholders' equity	3,356,221	(650)	3,355,571

Consolidated Statement of Operations for the three months ended March 31, 2007:
Provision for loan losses	$7,489	$650	$8,139
Income from continuing operations before income tax	4,847	(650)	4,197
Income tax expense	526	(221)	305
Income from continuing operations	4,321	(429)	3,892
Net income	4,672	(429)	4,243
Income per share from continuing operations:
Basic	0.19	(0.02)	0.17
Diluted	0.19	(0.02)	0.17
Net income per share:
Basic	0.20	(0.01)	0.19
Diluted	0.20	(0.02)	0.18

14.     The results of operations for the three-month periods ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Part II

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

Date: May 9, 2007 ——————————————	INDEPENDENT BANK CORPORATION By /s/ Robert N. Shuster —————————————— Robert N. Shuster, Principal Financial Officer