Form 10-Q
period 2007-06-30
INDEPENDENT BANK CORP /MI/
filed 2007-08-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
Commission file number 0-7818
INDEPENDENT BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2032782

(State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
30 West Main Street, P.O. Box 491, Ionia, Michigan 48846

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	22,635,346

Class	Outstanding at August 3, 2007

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$66,431	$73,142
Securities available for sale	415,677	434,785
Federal Home Loan Bank stock, at cost	14,325	14,325
Loans held for sale	39,065	31,846
Loans
Commercial	1,079,769	1,083,921
Real estate mortgage	849,783	865,522
Installment	364,195	350,273
Finance receivables	199,862	183,679

Total Loans	2,493,609	2,483,395
Allowance for loan losses	(38,213)	(26,879)

Net Loans	2,455,396	2,456,516
Property and equipment, net	72,020	67,992
Bank owned life insurance	42,001	41,109
Goodwill	66,754	48,709
Other intangibles	17,130	7,854
Assets of discontinued operations	336	189,432
Accrued income and other assets	72,122	64,188

Total Assets	$3,261,257	$3,429,898

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$321,903	$282,632
Savings and NOW	984,358	875,541
Time	1,487,890	1,444,618

Total Deposits	2,794,151	2,602,791
Federal funds purchased	17,517	84,081
Other borrowings	55,228	163,681
Subordinated debentures	72,269	64,197
Financed premiums payable	38,252	32,767
Liabilities of discontinued operations	462	183,676
Accrued expenses and other liabilities	39,344	40,538

Total Liabilities	3,017,223	3,171,731

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 22,635,346 shares at June 30, 2007 and 22,864,587 shares at December 31, 2006	22,586	22,865
Capital surplus	195,014	200,241
Retained earnings	26,138	31,420
Accumulated other comprehensive income	296	3,641

Total Shareholders’ Equity	244,034	258,167

Total Liabilities and Shareholders’ Equity	$3,261,257	$3,429,898

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
Interest Income
Interest and fees on loans	$50,576	$48,437	$100,529	$94,483
Securities available for sale
Taxable	2,592	2,797	5,069	5,645
Tax-exempt	2,535	2,851	5,135	5,720
Other investments	464	199	778	422

Total Interest Income	56,167	54,284	111,511	106,270

Interest Expense
Deposits	23,378	16,971	45,786	32,898
Other borrowings	2,313	5,707	5,617	10,031

Total Interest Expense	25,691	22,678	51,403	42,929

Net Interest Income	30,476	31,606	60,108	63,341
Provision for loan losses	14,893	2,511	23,032	3,897

Net Interest Income After Provision for Loan Losses	15,583	29,095	37,076	59,444

Non-interest Income
Service charges on deposit accounts	6,380	5,031	11,268	9,499
Mepco litigation settlement				2,800
Net gains on assets
Real estate mortgage loans	1,238	1,188	2,319	2,214
Securities	128	171	207	171
VISA check card interchange income	1,292	871	2,242	1,662
Real estate mortgage loan servicing	712	621	1,239	1,274
Title insurance fees	430	440	844	882
Other income	2,593	2,523	5,324	4,881

Total Non-interest Income	12,773	10,845	23,443	23,383

Non-interest Expense
Compensation and employee benefits	14,784	12,274	28,752	25,815
Occupancy, net	2,735	2,420	5,349	5,107
Furniture, fixtures and equipment	1,991	1,733	3,891	3,516
Data processing	1,912	1,418	3,350	2,760
Advertising	1,341	1,016	2,493	2,003
Branch acquisition and conversion costs	(92)		330
Goodwill impairment		612	343	612
Other expenses	7,130	6,067	13,259	11,965

Total Non-interest Expense	29,801	25,540	57,767	51,778

Income (Loss) From Continuing Operations Before Income Tax	(1,445)	14,400	2,752	31,049
Income tax expense (benefit)	(1,553)	3,978	(1,248)	7,571

Income From Continuing Operations	108	10,422	4,000	23,478
Discontinued operations, net of tax	(151)	180	200	(533)

Net Income (Loss)	$(43)	$10,602	$4,200	$22,945

Income Per Share From Continuing Operations
Basic	$.00	.45	.18	1.02
Diluted	.00	.45	.17	1.01
Net Income (Loss) Per Share
Basic	$.00	.46	.18	1.00
Diluted	.00	.45	.18	.98
Dividends Per Common Share
Declared	$.21	.19	.42	.38
Paid	.21	.19	.41	.37
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2007	2006
	(unaudited)
	(in thousands)
Net Income	$4,200	$22,945

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	149,444	135,684
Disbursements for loans held for sale	(151,044)	(136,230)
Provision for loan losses	23,334	4,297
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(5,208)	(5,273)
Net gains on sales of real estate mortgage loans	(2,319)	(2,214)
Net gains on securities	(207)	(171)
Goodwill impairment	343	612
Deferred loan fees	(206)	68
Increase in accrued income and other assets	(7,603)	(3,297)
Decrease in accrued expenses and other liabilities	(6,425)	(2,264)

	109	(8,788)

Net Cash from Operating Activities	4,309	14,157

Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	15,491	1,283
Proceeds from the maturity of securities available for sale	28,802	9,914
Principal payments received on securities available for sale	16,823	18,548
Purchases of securities available for sale	(47,102)	(3,968)
(Increase) decrease in portfolio loans originated, net of principal payments	(9,704)	(88,876)
Acquisition of business offices, less cash paid	210,053
Settlement on business acquisition		(4,442)
Proceeds from sale of insurance premium finance business	175,901
Capital expenditures	(4,600)	(8,489)

Net Cash from (used in) Investing Activities	385,664	(76,030)

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	(216,302)	77,176
Net increase (decrease) in short-term borrowings	(156,944)	(17,731)
Proceeds from Federal Home Loan Bank advances	32,000	133,700
Payments of Federal Home Loan Bank advances	(49,073)	(112,777)
Repayment of long-term debt	(1,000)	(1,000)
Net increase in financed premiums payable	1,537	10,041
Dividends paid	(9,338)	(8,587)
Repurchase of common stock	(5,989)	(9,178)
Proceeds from issuance of common stock	186	419
Proceeds from issuance of subordinated debt	12,372
Redemption of subordinated debt	(4,300)

Net Cash from (used in) Financing Activities	(396,851)	72,063

Net Increase (Decrease) in Cash and Cash Equivalents	(6,878)	10,190
Change in cash and cash equivalents of discontinued operations	167	29
Cash and Cash Equivalents at Beginning of Period	73,142	67,522

Cash and Cash Equivalents at End of Period	$66,431	$77,741

Cash paid during the period for
Interest	$53,102	$45,823
Income taxes	7,283	5,641
Transfer of loans to other real estate	3,892	1,510
Transfer of loans to held for sale	3,300
Common stock issued for acquisition of business		4,442
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Six months ended
	June 30,
	2007	2006
	(unaudited)
	(in thousands)
Balance at beginning of period	$258,167	$248,259
Net income	4,200	22,945
Cash dividends declared	(9,481)	(8,740)
Issuance of common stock	482	5,245
Repurchase of common stock	(5,989)	(9,178)
Net change in accumulated other comprehensive income, net of related tax effect	(3,345)	(2,017)

Balance at end of period	$244,034	$256,514

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2007 and December 31, 2006, and the results of operations for the three and six-month periods ended June 30, 2007 and 2006. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation including reclassifications in the consolidated statement of cash flows to properly reflect cash and non-cash amounts issued pursuant to an earn-out. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2006 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $54.9 million at June 30, 2007, and $39.2 million at December 31, 2006.
3. Comprehensive income for the three- and six-month periods ended June 30 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(43)	$10,602	$4,200	$22,945
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	(3,489)	(2,925)	(3,099)	(3,353)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	431	1,289	(92)	1,502
Reclassification adjustment for accretion on settled derivative financial instruments	(53)	(81)	(154)	(166)

Comprehensive income (loss)	$(3,154)	$8,885	$855	$20,928

The net change in unrealized gain (loss) on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Gain reclassified into earnings	$128	$171	$207	$171
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	44	60	72	60
4. Our reportable segments are based upon legal entities. We currently have five reportable segments: Independent Bank (“IB”), Independent Bank West Michigan (“IBWM”), Independent Bank South Michigan (“IBSM”), Independent Bank East Michigan (“IBEM”) and Mepco Finance Corporation (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments. In April 2007 we announced our intention to consolidate our four existing bank charters into one. We have filed the required regulatory applications for approval of our bank charter consolidation and expect to complete this consolidation in September 2007.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30, follows:
As of or for the three months ended June 30,

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total
	(in thousands)
2007
Total assets	$1,061,191	$767,458	$538,433	$694,451	$230,261	$334,533	$(365,070)	$3,261,257
Interest income	17,270	13,841	8,428	11,620	5,658	5	(655)	56,167
Net interest income	9,086	8,318	4,500	6,534	3,666	(1,586)	(42)	30,476
Provision for loan losses	1,823	4,885	3,777	4,366	42			14,893
Income (loss) from continuing operations before income tax	2,450	153	(1,785)	(2,296)	1,869	(1,857)	21	(1,445)
Discontinued operations, net of tax					(151)			(151)
Net income (loss)	2,129	333	(942)	(1,314)	1,015	(1,241)	(23)	(43)

2006
Total assets	$1,039,450	$728,112	$495,381	$726,793	$446,012	$344,886	$(337,913)	$3,442,721
Interest income	16,351	12,811	7,887	12,127	5,206	5	(103)	54,284
Net interest income	9,932	8,367	4,528	7,594	2,825	(1,599)	(41)	31,606
Provision for loan losses	558	591	287	965	110			2,511
Income (loss) from continuing operations before income tax	4,310	4,589	2,433	2,826	1,146	(933)	29	14,400
Discontinued operations, net of tax					180			180
Net income (loss)	3,164	3,223	1,886	2,100	889	(645)	(15)	10,602

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the six months ended June 30,

	IB	IBWM	IBSM	IBEM	Mepco	Other(1)	Elimination	Total
	(in thousands)
2007
Total assets	$1,061,191	$767,458	$538,433	$694,451	$230,261	$334,533	$(365,070)	$3,261,257
Interest income	34,216	27,433	16,510	23,302	10,856	10	(816)	111,511
Net interest income	18,024	16,524	8,611	13,248	6,934	(3,149)	(84)	60,108
Provision for loan losses	2,886	7,340	5,593	7,042	171			23,032
Income (loss) from continuing operations before income tax	5,242	2,552	(1,835)	(2,461)	3,257	(4,083)	80	2,752
Discontinued operations, net of tax					200			200
Net income (loss)	4,323	2,122	(714)	(1,195)	2,235	(2,562)	(9)	4,200

2006
Total assets	$1,039,450	$728,112	$495,381	$726,793	$446,012	$344,886	$(337,913)	$3,442,721
Interest income	32,122	25,112	15,377	23,411	10,513	10	(275)	106,270
Net interest income	19,833	16,750	8,976	14,890	6,086	(3,111)	(83)	63,341
Provision for loan losses	898	823	829	1,183	164			3,897
Income (loss) from continuing operations before income tax	9,016	9,325	4,396	5,346	2,870	46	50	31,049
Discontinued operations, net of tax					(533)			(533)
Net income (loss)	6,767	6,549	3,465	3,999	1,244	960	(39)	22,945

(1)	Includes items relating to the Registrant and certain insignificant operations. 2006 net income includes $2.8 million of non-interest income related to the settlement of litigation involving the former owners of Mepco. This amount is not taxable.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.
A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands, except per share amounts)
Income from continuing operations	108	10,422	4,000	23,478

Net income (loss)	$(43)	$10,602	$4,200	$22,945

Shares outstanding	22,585	22,944	22,706	22,941
Effect of stock options	156	326	208	334
Stock units for deferred compensation plan for non- employee directors	60	51	59	51

Shares outstanding for calculation of diluted earnings per share	22,801	23,321	22,973	23,326

Income (loss) per share from continuing operations
Basic	$.00	$.45	$.18	$1.02
Diluted(1)	.00	.45	.17	1.01
Net income (loss) per share
Basic	$.00	$.46	$.18	$1.00
Diluted(1)	.00	.45	.18	.98

(1) For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 1.0 million and 0.5 million for the three-months ended June 30, 2007 and 2006, respectively. During the six-month periods ended June 30, 2007 and 2006, weighted-average anti-dilutive stock options totaled 0.9 million and 0.5 million respectively.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

		June 30, 2007
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Fair Value Hedges — pay variable interest-rate swap agreements	$430,159	2.5	$(3,709)

Cash Flow Hedges
Pay fixed interest-rate swap agreements	$46,000	2.1	$995
Interest-rate cap agreements	193,500	1.8	1,182

	$239,500	1.9	$2,177

No hedge designation
Pay fixed interest-rate swap agreements	$5,000	0.9	$54
Pay variable interest-rate swap agreements	45,000	0.7	(59)
Interest-rate cap agreements	72,000	1.3	114
Rate-lock real estate mortgage loan commitments	54,065	0.1	(150)
Mandatory commitments to sell real estate mortgage loans	52,912	0.1	200

Total	$228,977	0.6	$159

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
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.3 million, net of tax, of unrealized gains on Cash Flow Hedges at June 30, 2007 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2007 is 4.9 years.

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
During the first six months of 2007 we discontinued hedge accounting on $88.0 million and $20.0 million in notional amount of cash flow and fair value hedges, respectively due to the payoff or maturity of the hedged items. The hedged items were paid off or not renewed due to the increase in liquidity resulting from the sale of substantially all of the assets of Mepco’s insurance premium finance business (see note #11) and the acquisition of ten branches from TCF National Bank (see note #12). As a result of the terminations $0.3 million of gains were recognized in earnings during the first six months of 2007.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three- month period ended June 30, 2007

Interest-rate swap agreements not designated as hedges	$12		$12
Interest-rate cap agreements not designated as hedges	64		64
Rate Lock Commitments	(169)		(169)
Mandatory Commitments	176		176
Ineffectiveness of Fair value hedges	(14)		(14)
Ineffectiveness of Cash flow hedges	(1)		(1)
Cash flow hedges		$349	349
Reclassification adjustment		232	232

Total	68	581	649
Income tax	23	203	226

Net	$45	$378	$423

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the six- month period ended June 30, 2007

Interest-rate swap agreements not designated as hedges	$29		$29
Interest-rate cap agreements not designated as hedges	26		26
Rate Lock Commitments	(119)		(119)
Mandatory Commitments	101		101
Ineffectiveness of Fair value hedges	(9)		(9)
Ineffectiveness of Cash flow hedges	2		2
Cash flow hedges		$(1,076)	(1,076)
Reclassification adjustment		698	698

Total	30	(378)	(348)
Income tax	10	(132)	(122)

Net	$20	$(246)	$(226)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three- month period ended June 30, 2006

Interest-rate swap agreements not designated as hedges	$(52)		$(52)
Interest-rate cap agreements not designated as hedges	227		227
Rate Lock Commitments	12		12
Mandatory Commitments	(108)		(108)
Ineffectiveness of Fair value hedges	(45)		(45)
Cash flow hedges		$975	975
Reclassification adjustment		884	884

Total	34	1,859	1,893
Income tax	12	651	663

Net	$22	$1,208	$1,230

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
		(in thousands)
Change in fair value during the six- month period ended June 30, 2006

Interest-rate swap agreements not designated as hedges	$(114)		$(114)
Interest-rate cap agreements not designated as hedges	256		256
Rate Lock Commitments	(148)		(148)
Mandatory Commitments	208		208
Ineffectiveness of Fair value hedges	(39)		(39)
Cash flow hedges		$343	343
Reclassification adjustment		1,713	1,713

Total	163	2,056	2,219
Income tax	57	720	777

Net	$106	$1,336	$1,442

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
Intangible assets, net of amortization, were comprised of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Core deposit	$31,326	$14,982	$20,545	$13,679
Customer relationship	1,302	1,049	1,302	999
Covenants not to compete	1,520	987	1,520	835

Total	$34,148	$17,018	$23,367	$15,513

Unamortized intangible assets - Goodwill	$66,754		$48,709

Amortization of intangibles has been estimated through 2012 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Six months ended December 31, 2007	$1,868
Year ending December 31:
2008	3,072
2009	1,838
2010	1,310
2011	1,398
2012 and thereafter	7,644

Total	$17,130

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill and core deposit intangible by reporting segment for the periods presented were as follows:

	IB	IBWM	IBSM	IBEM	Mepco		Other(1)	Total
	(dollars in thousands)
Goodwill
Balance, December 31, 2006	$8,394	$32		$23,205	$16,735		$343	$48,709
Acquired during period (2)	11,352		$7,036					18,388
Impairment during period	(343)							(343)

Balance, June 30, 2007	$19,403	$32	$7,036	$23,205	$16,735		$343	$66,754

Balance, December 31, 2005	$9,560	$32		$23,205	$18,673		$343	$51,813
Acquired during period					471	(3)		471
Impairment	(612)							(612)

Balance, June 30, 2006	$8,948	$32		$23,205	$19,144		$343	$51,672

Core deposit
Balance, December 31, 2006	$1,562	$33	$174	$5,072			$25	$6,866
Acquired during period (2)	6,098		4,683					10,781
Amortization	(433)	(6)	(232)	(624)			(8)	(1,303)

Balance, June 30, 2007	$7,227	$27	$4,625	$4,448			$17	$16,344

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2)	Goodwill and deposit customer relationship value, including core deposit value associated with the acquisition of 10 branches from TCF National Bank. The weighted average amortization period of the deposit customer relationship value, including core deposit value is 6.8 years.

(3)	Goodwill associated with contingent consideration accrued pursuant to an earnout.
During the first quarter of 2007 we recorded a goodwill impairment charge of $0.3 million at First Home Financial (FHF) which was acquired in 1998. We test goodwill for impairment and based on the fair value of FHF the goodwill associated with FHF was reduced to zero at March 31, 2007. This amount is included in Goodwill Impairment in the Consolidated Statements of Operations. FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities and was a subsidiary of our IB segment above. Revenues and profits have declined at FHF over the last few years and have continued to decline through the second quarter of 2007. As a result of these declines, the operations of FHF ceased effective June 15, 2007 and was dissolved on June 30, 2006.
8. We maintain performance-based compensation plans that includes a long-term incentive plan that permits the issuance of share based compensation awards, including stock options and non-vested share awards. Share based compensation awards, including stock options and non-vested share awards, are measured at fair value at the date of grant and expensed over the requisite service period.
Pursuant to our performance-based compensation plans we granted 0.2 million stock options and 0.1 million shares of non-vested common stock to officers of the company on April, 24, 2007. The stock options have an exercise price equal to the market value of the common stock on the date of grant, vest ratably over a three year period and expire 10 years from date of grant. The restricted stock cliff vests in five years. The company uses the Black-Scholes option pricing model to measure compensation cost for stock options and uses the market value of the common

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
stock on date of grant to measure compensation cost for non-vested share awards. The company also estimates expected forfeitures over the vesting period.
During the second quarter of 2007 we modified 0.1 million stock options originally issued in prior years for one former officer. These modified options vested immediately and the expense associated with this modification of $0.1 million was included in compensation and benefits expense for the three month period ended June 30, 2007. The modification consisted of extending the date of exercise subsequent to resignation of the officer from 3 months to 18 months.
All share based compensation awards outstanding at December 31, 2005 were fully vested and there were no new or modified share based grants during 2006.
A summary of outstanding stock option grants and transactions for the six month period ended June 30, 2007 follows:

			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)
Outstanding at January 1, 2007	1,481,276	$19.82
Granted	227,268	16.69
Exercised	9,233	10.67
Forfeited

Outstanding at June 30, 2007	1,699,311	$19.45	6.12	$3,101

Exercisable at June 30, 2007	1,472,043	$19.88	5.56	$2,983

A summary of non-vested restricted stock and transactions for the six month period ended June 30, 2007 follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2007	0
Granted	50,596	$16.69
Exercised
Forfeited

Outstanding at June 30, 2007	50,596	$16.69

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first six months of 2007 are as follows:

Expected dividend yield	3.76%
Risk-free interest rate	4.55%
Expected life (in years)	5.99
Expected volatility	27.64%

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Total compensation cost recognized during the first six months of 2007 for stock option and restricted stock grants was $0.1 million and the corresponding tax benefit relating to this expense was $0.03 million.
At June 30, 2007, the total expected compensation cost related to non vested stock option and restricted stock awards not yet recognized was $1.2 million. The weighted-average period over which this amount will be recognized was 3.2 years.
Common shares issued upon exercise of stock options come from currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three and six-month periods ending June 30:

	Three months ended			Six months ended
	June 30,			June 30,
	2007		2006	2007	2006
	(in thousands)
Intrinsic value		$2	$356	$82	$617

Cash proceeds received	$		$205	$68	$419

Tax benefit realized	$		$124	$28	$216

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
At January 1, 2007 (date of adoption) and June 30, 2007 we had approximately $2.4 million and $2.6 million, respectively, of gross unrecognized tax benefits. Included in both of these amounts is approximately $0.1 million of interest. We classify penalties and interest in our financial statements as income taxes. All gross unrecognized tax benefits, if recognized, would affect our effective tax rate.
At January 1, 2007, U.S. Federal tax years 2003 through the present date remain open.
10. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS #159”). This statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year. We expect to adopt SFAS #159 on January 1, 2008.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. On January 15, 2007 we sold substantially all of the assets of Mepco’s insurance premium finance business to Premium Financing Specialists, Inc. (“PFS”). We received $176 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, Independent Bank. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition. Funding for Mepco’s insurance premium finance business was accomplished by loans from its parent company, Independent Bank. Those loans were primarily funded with brokered certificates of deposit which are included in liabilities of discontinued operations at December 31, 2006. We have elected to not make any reclassifications in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006.
12. On March 23, 2007, we completed the acquisition of ten branches with total deposits of $241.4 million from TCF National Bank. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and related interpretations, this acquisition was considered a business acquisition, as the acquired assets and assumed liabilities enable us to sustain a revenue stream and provide products and services to these customers without significant disruption or difficulty. We paid a premium of approximately $29.2 million, including capitalizable costs of acquisition, for this business. Approximately $10.8 million of this premium is attributable to the value of deposit customer relationships acquired, including core deposit value. This will be amortized over its expected life of 15 years. The remaining $18.4 million was recorded as goodwill and represents the intangible value of the work force in place and other attributes. This acquisition provides us with funds to payoff higher cost short term borrowings and brokered certificates of deposit and provides additional branch facilities from which to serve our customers and expand our services. Proforma information with respect to the estimated impact of this acquisition on our results of operations is not presented as it is not material.
13. The results of operations for the three- and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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
Bank charter consolidation In April 2007 we announced our intention to consolidate our four existing bank charters into one. The primary reasons for this bank charter consolidation are:
•	To better streamline our operations and corporate governance structure;

•	To enhance our risk management processes, particularly credit risk management through more centralized credit management functions;

•	To allow for more rapid development and deployment of new products and services; and

•	To improve productivity and resource utilization leading to lower non-interest expenses.
We have filed the required regulatory applications for approval of our bank charter consolidation and expect to complete this consolidation in September 2007. Other than an estimated $4 million to $4.5 million (pre-tax) in annual reductions in non-interest expenses, we do not expect the bank charter consolidation to have a material impact on our financial condition or results of operations.
Branch acquisition We completed the acquisition of ten branches with total deposits of approximately $241.4 million from TCF National Bank on March 23, 2007. These branches are located in or near Battle Creek, Bay City and Saginaw, Michigan. As a result of this transaction, we received $210.1 million of cash. We used the proceeds from this transaction primarily to payoff higher costing short term borrowings and brokered certificates of deposit (“Brokered CD’s). As a result, our interest expense as a percentage of average interest earning assets (our “cost of funds”) declined in the second quarter of 2007 when compared to the first quarter. The acquisition of these branches also resulted in an increase in non-interest income, particularly service charges on deposit accounts and VISA check card interchange income in the second quarter of 2007. However, non-interest expenses also increased in the second quarter of 2007 due to compensation and benefits for the employees at these branches as well as occupancy, furniture and equipment, data processing, communications, supplies and advertising expenses. We paid an 11.5% premium ($28.1 million), based on the deposit balances one week prior to closing, to acquire these branches and also reimbursed the seller $0.2 million for certain transaction related costs. Approximately $10.8 million of the premium paid was recorded as deposit customer relationship value, including core deposit value and will be amortized over 15 years. This has resulted in an increase in the amount of amortization of intangible assets. We also incurred other transaction costs (primarily investment banking fees, legal fees, severance costs and data processing conversion fees) of approximately $0.8 million, of which $0.5 million was capitalized as part of the acquisition price and $0.3 million was expensed ($0.4 million was expensed in the first quarter and we had a $0.1 million reversal of expenses in the second quarter due to overestimating certain of these expected costs in the first quarter). In addition, the transaction included $3.7 million for the personal property and real-estate associated with these branches.
Discontinued operations On January 15, 2007, Mepco Insurance Premium Financing, Inc., now known as Mepco Finance Corporation (“Mepco”), a wholly-owned subsidiary of Independent

Bank Corporation, sold substantially all of its assets related to the insurance premium finance business to Premium Financing Specialists, Inc. (“PFS”). Mepco continues to own and operate its warranty payment plan business. As a result of this transaction, we received $176.0 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, Independent Bank. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. In the fourth quarter of 2006, we recorded a loss of $0.2 million and accrued for approximately $1.1 million of expenses related to the disposal of this business. We also allocated $4.1 million of goodwill and $0.3 million of other intangible assets to this business. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition. We have elected to not make any reclassifications for discontinued operations in the Consolidated Statements of Cash Flows.
Financial Condition
Summary Our total assets decreased by $168.6 million during the first six months of 2007. The decrease in total assets primarily reflects the aforementioned sale of our insurance premium finance business. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.494 billion at June 30, 2007, an increase of $10.2 million from December 31, 2006. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.794 billion at June 30, 2007, compared to $2.603 billion at December 31, 2006. The $191.4 million increase in total deposits during the period principally reflects the aforementioned branch acquisition, partially offset by a decline in Brokered CD’s. Other borrowings totaled $55.2 million at June 30, 2007, a decrease of $108.5 million from December 31, 2006. This was primarily attributable to the payoff of maturing borrowings with funds from the branch acquisition.
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
Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
June 30, 2007	$415,921	$4,799	$5,043	$415,677
December 31, 2006	430,262	7,367	2,844	434,785
Securities available for sale declined during the first six months of 2007 because the lack of slope in the yield curve has created a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-

rate spread on securities as we can on Portfolio Loans. As a result, purchases of securities will tend to erode some of our profitability measures, including our return on assets.
At June 30, 2007 and December 31, 2006, we had $11.3 million and $12.5 million, respectively, of asset-backed securities included in securities available for sale. All of our asset-backed securities are backed by mobile home loans and all are rated as investment grade (by the major rating agencies) except for one security with a book value of $1.6 million at June 30, 2007 that was down graded during 2004 to a below investment grade rating. We did not record any impairment charges on this security during 2007 or 2006 but we did record an impairment charge of $0.2 million on this security in 2005 due primarily to credit related deterioration on the underlying mobile home loan collateral. We continue to closely monitor this particular security as well as our entire mobile home loan asset-backed securities portfolio. We do not foresee, at the present time, any significant risk of loss (related to credit issues) with respect to any of our other asset-backed securities. We did not record impairment charges on any other investment securities during the first six months of 2007 or 2006.
Sales of securities available for sale were as follows (See “Non-interest income.”):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Proceeds	$9,124	$1,283	$15,491	$1,283

Gross gains	$128	$171	$225	$171
Gross losses			(18)
Impairment charges

Net Gains	$128	$171	$207	$171

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
Currently the management and board of directors of each of our banks retain authority and responsibility for credit decisions, although we have adopted uniform underwriting standards for each of the banks. Further, our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations. There can be no assurance that the aforementioned centralization of certain lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased significantly in the first six months of 2007 (as well as in the fourth quarter of 2006).
One of the purposes of the aforementioned bank charter consolidation is to promote even stronger risk management practices, particularly in the area of credit risk management. We hired a new Chief Lending Officer (CLO) in April 2007. The CLO has or is in the process of implementing several changes in our credit processes, including:

•	Functional alignment of lending and credit across all of our markets in anticipation of our bank charter consolidation;

•	The strategic direction of commercial lending has been focused on the need for more diversification in the commercial loan portfolio to reduce the weighting of commercial real estate in the portfolio; and

•	Expansion of certain functions including implementation of a special assets group to provide stronger management of our most troubled loans.
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
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. There was little growth in Portfolio loans during the first six months of 2007 reflecting both weak economic conditions in Michigan as well as a very competitive pricing climate. Declines in Portfolio Loans or continuing competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with established quality and profitability standards as a major short and long-term challenge.

Non-performing assets

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Non-accrual loans	$47,544	$35,683
Loans 90 days or more past due and still accruing interest	7,165	3,479
Restructured loans	181	60

Total non-performing loans	54,890	39,222
Other real estate	5,363	3,153

Total non-performing assets	$60,253	$42,375

As a percent of Portfolio Loans
Non-performing loans	2.20%	1.58%
Allowance for loan losses	1.53	1.08
Non-performing assets to total assets	1.85	1.24
Allowance for loan losses as a percent of non-performing loans	70	69
The increase in non-performing loans since year end 2006 is due primarily to an increase in non-performing commercial loans (up $11.1 million) and real estate mortgage loans (up $5.4 million). The increase in non-performing commercial loans is primarily attributable to the addition of several large credits with real estate developers becoming past due in the first six months of 2007. These delinquencies largely reflect cash flow difficulties encountered by many real estate developers in Michigan associated with a significant decline in sales of residential real estate.
The increase in non-performing real estate mortgage loans is primarily due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $5.4 million and $3.2 million at June 30, 2007 and December 31, 2006, respectively. This increase is primarily a result of a $2.1 million rise in commercial ORE.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 0.92% on an annualized basis in the first half of 2007 (or $11.3 million) compared to 0.24% in the first half of 2006 (or $2.8 million). The rise in loan net charge-offs reflect increases in the following categories: commercial loans $7.1 million; real estate mortgage loans $0.7 million; and installment/consumer loans $0.7 million.
The increase in commercial loan net charge-offs in the second half of 2007 primarily reflects $4.1 million of charge-offs on four credits during the second quarter. The single largest charge-off was $1.7 million on a commercial real estate development loan with a net balance of $3.3 million (after the charge-off) that was included in loans held for sale as of June 30, 2007. An agreement to sell this loan was executed on June 29, 2007 and the sale was completed (funded) in early July. The commercial loan net charge-offs also include a $1.0 million charge-off relating to a commercial lending relationship in the Lansing, Michigan area that involved borrower fraud.

The remainder of the increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate. At June 30, 2007, the allowance for loan losses totaled $38.2 million, or 1.53% of Portfolio Loans compared to $26.9 million, or 1.08% of Portfolio Loans at December 31, 2006.
Impaired loans totaled approximately $37.7 million and $12.2 million at June 30, 2007 and 2006, respectively. At those same dates, certain impaired loans with balances of approximately $31.2 million and $9.1 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $8.9 million and $2.0 million, respectively. Our average investment in impaired loans was approximately $30.2 million and $9.6 million for the six-month periods ended June 30, 2007 and 2006, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans was approximately $0.2 million and $0.1 million in the first six months of 2007 and 2006, respectively, of which the majority of these amounts were received in cash.
Allowance for loan losses

	Six months ended
	June 30,
	2007		2006
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$26,879	$1,881	$22,420	$1,820
Additions (deduction)
Provision charged to operating expense	22,658	374	3,979	(82)
Recoveries credited to allowance	1,140		1,225
Loans charged against the allowance	(12,464)		(4,056)

Balance at end of period	$38,213	$2,255	$23,568	$1,738

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.92%		0.24%
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
Allocation of the Allowance for Loan Losses

	June 30,	December 31,
	2007	2006
	(in thousands)
Specific allocations	$9,070	$2,631
Other adversely rated loans	10,905	9,303
Historical loss allocations	10,089	7,482
Additional allocations based on subjective factors	8,149	7,463

	$38,213	$26,879

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
Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our core deposit growth has generally not kept pace with the growth of our Portfolio Loans and we have primarily utilized brokered certificates of deposit (“Brokered CD’s”) to fund this Portfolio Loan growth. We view long-term core deposit growth as a significant challenge. To partially address this challenge, in March 2007 we completed the acquisition of ten branches with deposits totaling $241.4 million as described above. Core deposits generally provide a more stable and lower cost source of funds than alternate sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	June 30,			December 31,
	2007			2006
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1, 2)	$812,929	1.7 years	4.71%	$1,055,010	1.9 years	4.72%
Fixed rate FHLB advances(1, 3)	43,199	5.6 years	6.08	58,272	4.6 years	5.66
Variable rate FHLB advances(1)				2,000	0.5 years	5.31
Securities sold under agreements to Repurchase(1)				83,431	0.1 years	5.34
Federal funds purchased	17,517	1 day	5.50	84,081	1 day	5.40

Total	$873,645	1.9 years	4.80%	$1,282,794	1.8 years	4.85%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2)	The balance of Brokered CD’s at December 31, 2006 includes $165.496 million related to discontinued operations.

(3)	Advances totaling $10.0 million at both June 30, 2007 and December 31, 2006, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $55.2 million at June 30, 2007, compared to $163.7 million at December 31, 2006. The $108.5 million decrease in other borrowed funds principally reflects the payoff of maturing FHLB advances and Repurchase Agreements with proceeds from the aforementioned branch acquisition as does the $66.6 million decrease in federal funds purchased.
At June 30, 2007, we were out of compliance with certain financial covenants relating to our $10.0 million unsecured revolving credit agreement. The failure to meet certain of these covenants is due to our earnings performance for the second quarter, as well as the relative amount of our non-performing loans and non-performing assets. Based upon communications from our lender, it is expected that we will obtain the necessary waivers of noncompliance and/or modification of our loan covenants.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At June 30, 2007, we employed interest-rate swaps with an aggregate notional amount of $526.2 million and interest rate caps with an aggregate notional amount of $265.5 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)
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

At June 30, 2007, we had $857.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD’s that we expect to replace. Additionally, $1.306 billion of our deposits at June 30, 2007, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future. In addition, since our recent acquisition of ten branches and initial assumption of $241.4 million of deposits we have experienced a higher level of deposit account attrition at these branches. We have endeavored to make the transition for these new customers as smooth as possible in order to try and minimize this attrition. Since the date of acquisition (through June 30, 2007) we have experienced approximately 6.3% attrition in these deposit balances. Most of this attrition occurred in March, April and May 2007 (shortly after the data processing conversion) and these deposit balances rose modestly in June. The loss of a large amount of these deposits could have an adverse impact on our results of operations.
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
We have three special purpose entities that have issued $70.1 million of cumulative trust preferred securities outside of Independent Bank Corporation that currently qualify as Tier 1 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2007, and December 31, 2006.
We redeemed (at par) $5.0 million of existing trust preferred securities (including $0.75 million owned by IB) on May 31, 2007. On May 31, 2007 we also issued $12.0 million in new trust preferred securities in a pooled offering through a newly formed entity – IBC Capital Finance III. The rate on the new trust preferred securities was approximately 2% lower than the existing trust preferred securities that were redeemed on May 31, 2007. We also anticipate redeeming an additional $7.5 million of existing trust preferred securities in November 2007.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 52 basis points at June 30, 2007, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth. We previously disclosed that our board of directors had authorized the repurchase of up to 750,000 shares. This authorization expires on December 31, 2007. We did not repurchase any shares during the second quarter of 2007, however, during the first quarter of 2007 we repurchased 295,000 shares at a weighted average price of $20.30 per share. As a result of an increase in intangible assets associated with the above described branch acquisition our tangible capital ratio declined to 5.03% at June 30, 2007. Our internal Capital Policy requires a minimum tangible capital ratio of at least 5% and a targeted tangible capital ratio range of 5.50% to 6.50%. Since we are currently outside of this range, it is unlikely that we will be repurchasing any shares of our common stock over the next two quarters (or until such time as our tangible capital ratio returns to the targeted range).
Capitalization

	June 30,	December 31,
	2007	2006
	(in thousands)
Unsecured debt	$4,000	$5,000

Subordinated debentures	72,269	64,197
Amount not qualifying as regulatory capital	(2,169)	(1,847)

Amount qualifying as regulatory capital	70,100	62,350

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	22,586	22,865
Capital surplus	195,014	200,241
Retained earnings	26,138	31,420
Accumulated other comprehensive income	296	3,641

Total shareholders’ equity	244,034	258,167

Total capitalization	$318,134	$325,517

Total shareholders’ equity at June 30, 2007 decreased $14.1 million from December 31, 2006, due primarily to share repurchases and cash dividends declared as well as a $3.3 million decrease in accumulated other comprehensive income. Shareholders’ equity totaled $244.0 million, equal to 7.48% of total assets at June 30, 2007. At December 31, 2006, shareholders’ equity was $258.2 million, which was equal to 7.53% of total assets.
Capital ratios

	June 30, 2007	December 31, 2006
Equity capital	7.48%	7.53%
Tier 1 leverage (tangible equity capital)	7.19	7.62
Tier 1 risk-based capital	9.24	9.62
Total risk-based capital	10.50	10.75
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
Results of Operations
Summary Net income from continuing operations totaled $0.1 million and $4.0 million during the three- and six-month periods ended June 30, 2007. The declines in net income from continuing operations from the comparative periods in 2006 are primarily a result of significant increases in the provision for loan losses. Decreases in net interest income and increases in non-interest expenses also contributed to the decline in net income. Partially offsetting these items were increases in service charges on deposits and VISA check card interchange income and a decrease in income tax expense. The second quarter of 2007 included $1.0 million of severance expenses associated with our staff reduction initiatives. The second quarter of 2006 included a $0.6 million goodwill impairment charge (included in non-interest expense). Year to date 2006 results from continuing operations also include $2.8 million of other income related to the settlement of litigation involving the former owners of Mepco.

Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income from continuing operations (annualized) to
Average assets	0.01%	1.23%	0.25%	1.40%
Average equity	0.17	16.37	3.14	18.80
Net income (loss) (annualized) to
Average assets	(0.01)%	1.25%	0.26%	1.37%
Average equity	(0.07)	16.65	3.30	18.37

Income per common share from continuing operations
Basic	$0.00	$0.45	$0.18	$1.02
Diluted	0.00	0.45	0.17	1.01
Net income (loss) per common share
Basic	$0.00	$0.46	$0.18	$1.00
Diluted	0.00	0.45	0.18	0.98
We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10%. Accordingly, our focus is on long-term results taking into consideration that certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). As we have grown in size, and also considering the relatively low economic growth rates in Michigan (our primary market for banking), we believe achieving a 10% average annual long-term growth rate in earnings per share will be challenging. Based on these standards, we did not achieve our profitability objectives in the first half of 2007 (or in the last three quarters of 2006). We did however achieve an average annual compound growth rate in earnings per share of 18% for the five year period from 2000 through 2005. Our discussion and analysis of results of operations and financial condition will focus on these elements.
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
Tax equivalent net interest income decreased by 3.7% to $32.1 million and by 5.2% to $63.3 million, respectively, during the three- and six-month periods in 2007 compared to 2006. These decreases reflect a decline in tax equivalent net interest income as a percent of average interest-earning assets (“Net Yield”) that was partially offset by an increase in average interest-earning assets.

We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.6 million and $1.7 million for the second quarters of 2007 and 2006, respectively, and were $3.2 million and $3.4 million for the first six months of 2007 and 2006, respectively. These adjustments were computed using a 35% tax rate.
Average interest-earning assets totaled $3.005 billion and $2.987 billion during the three- and six-month periods in 2007, respectively. The increases in average interest-earning assets are due primarily to growth in loans.
Our Net Yield decreased by 26 basis points to 4.27% during the second quarter of 2007 and also by 33 basis points to 4.25% during the first six months of 2007 as compared to the like periods in 2006. These declines primarily reflect the impact of a relatively flat yield curve environment. Our yields on interest-earning assets have increased in 2007 compared to 2006 which primarily reflects increased short-term interest rates that has resulted in variable rate loans re-pricing at higher rates. However, the increases in the yields on average interest-earning assets were more than offset by rises in our cost of funds. The increase in our cost of funds also primarily reflects higher short-term interest rates that has resulted in increased rates on certain short-term and variable rate borrowings and higher rates on deposits.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	June 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Taxable loans (1)	$2,523,614	$50,468	8.01%	$2,461,397	$48,362	7.87%
Tax-exempt loans (1,2)	9,761	166	6.82	6,577	115	7.01
Taxable securities	202,342	2,592	5.14	210,785	2,797	5.32
Tax-exempt securities (2)	230,873	4,069	7.07	248,301	4,498	7.27
Other investments	38,068	464	4.89	17,359	199	4.60

Interest Earning Assets - Continuing Operations	3,004,658	57,759	7.70	2,944,419	55,971	7.62

Cash and due from banks	49,947			52,906
Taxable loans – discontinued operations	744			201,017
Other assets, net	230,147			210,694

Total Assets	$3,285,496			$3,409,036

Liabilities
Savings and NOW	$994,116	4,728	1.91	$850,491	3,077	1.45
Time deposits	1,521,496	18,650	4.92	1,354,352	13,894	4.11
Long-term debt	2,495	29	4.66	4,495	52	4.64
Other borrowings	129,781	2,284	7.06	398,925	5,655	5.69

Interest Bearing Liabilities- Continuing Operations	2,647,888	25,691	3.89	2,608,263	22,678	3.49

Demand deposits	300,329			277,340
Time deposits – discontinued operations	527			176,316
Other liabilities	82,591			91,716
Shareholders’ equity	254,161			255,401

Total liabilities and shareholders’ equity	$3,285,496			$3,409,036

Tax Equivalent Net Interest Income		$32,068			$33,293

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.27%			4.53%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Taxable loans (1)	$2,517,273	$100,317	8.01%	$2,434,790	$94,340	7.79%
Tax-exempt loans (1,2)	9,639	326	6.82	6,237	220	7.11
Taxable securities	193,787	5,069	5.27	216,082	5,645	5.27
Tax-exempt securities (2)	234,741	8,190	7.04	251,482	9,031	7.24
Other investments	31,850	778	4.93	17,398	422	4.89

Interest Earning Assets - Continuing Operations	2,987,290	114,680	7.72	2,925,989	109,658	7.54

Cash and due from banks	51,907			54,012
Taxable loans – discontinued operations	16,737			198,099
Other assets, net	218,120			207,656

Total Assets	$3,274,054			$3,385,756

Liabilities
Savings and NOW	$949,021	8,977	1.91	$864,533	6,065	1.41
Time deposits	1,514,266	36,809	4.90	1,358,177	26,833	3.98
Long-term debt	2,743	63	4.63	4,743	109	4.63
Other borrowings	164,529	5,554	6.81	360,862	9,922	5.54

Interest Bearing Liabilities- Continuing Operations	2,630,559	51,403	3.94	2,588,315	42,929	3.34

Demand deposits	291,598			276,647
Time deposits – discontinued operations	12,173			172,051
Other liabilities	82,828			96,930
Shareholders’ equity	256,896			251,813

Total liabilities and shareholders’ equity	$3,274,054			$3,385,756

Tax Equivalent Net Interest Income		$63,277			$66,729

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.25%			4.58%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $14.9 million and $2.5 million during the three months ended June 30, 2007 and 2006, respectively. During the six-month periods ended June 30, 2007 and 2006, the provision was $23.0 million and $3.9 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio loans and asset quality.”) The substantial increases in the provision for loan losses in 2007 primarily reflect higher levels of non-performing loans and loan net charge-offs.
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
Non-interest income totaled $12.8 million during the three months ended June 30, 2007, a $1.9 million increase from the comparable period in 2006. This increase was primarily due to increases in service charges on deposits and in VISA check card interchange income as a result of the aforementioned branch acquisition. Non-interest income was $23.4 million during both the six months ended June 30, 2007 and 2006. The first quarter of 2006 included $2.8 million of non-recurring income from a litigation settlement. The balance of changes in the components of non-interest income for the comparative year to date periods are generally commensurate with the quarterly comparative changes.
Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service charges on deposit accounts	$6,380	$5,031	$11,268	$9,499
Mepco litigation settlement				2,800
Net gains on assets sales
Real estate mortgage loans	1,238	1,188	2,319	2,214
Securities	128	171	207	171
VISA check card interchange income	1,292	871	2,242	1,662
Real estate mortgage loan servicing	712	621	1,239	1,274
Mutual fund and annuity commissions	467	351	946	646
Bank owned life insurance	448	401	897	793
Title insurance fees	430	440	844	882
Manufactured home loan origination fees and commissions	115	247	229	486
Other	1,563	1,524	3,252	2,956

Total non-interest income	$12,773	$10,845	$23,443	$23,383

Service charges on deposit accounts increased by 26.8% to $6.4 million and by 18.6% to $11.3 million during the three- and six-month periods ended June 30, 2007, respectively, from the comparable periods in 2006. The increases in such service charges principally relate to the aforementioned branch acquisition as well as to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations.
Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans were relatively consistent for all periods presented. Based on current interest rates and economic conditions in Michigan, we would expect the level of mortgage loan origination and sales activity in the last half of 2007 to be similar to what we experienced in the first half of the year.

Real Estate Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Real estate mortgage loans originated	$129,613	$135,783	$246,428	$254,434
Real estate mortgage loans sold	77,913	73,223	147,125	133,470
Real estate mortgage loans sold with servicing rights released	12,604	8,936	24,283	16,380
Net gains on the sale of real estate mortgage loans	1,238	1,188	2,319	2,214
Net gains as a percent of real estate mortgage loans sold (“Loan Sale Margin”)	1.59%	1.62%	1.58%	1.66%
SFAS #133 adjustments included in the Loan Sale Margin	0.00	(0.13)	0.00	0.05
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
The second quarter of 2007 included $0.1 million in securities gains on the sale of approximately $9.1 million of securities. The second quarter of 2006 included $0.2 million in securities gains due primarily to the sale of $1.1 million of Fannie Mae preferred stock. We had previously recorded a $0.1 million other than temporary impairment charge on this security.
VISA check card interchange income increased in 2007 compared to 2006. These results can be primarily attributed to an increase in the size of our card base due to the aforementioned branch acquisition and growth in checking accounts. In addition, the frequency of use of our VISA check card product by our customer base has increased due to our marketing efforts.
Real estate mortgage loan servicing generated income of $0.7 million and $1.2 million in the second quarter and first six months of 2007 respectively, compared to $0.6 million and $1.3 million in the corresponding periods of 2006, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.

Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$14,961	$13,728	$14,782	$13,439
Originated servicing rights capitalized	776	760	1,462	1,394
Amortization	(432)	(371)	(839)	(716)
(Increase)/decrease in impairment reserve	138	11	38	11

Balance at end of period	$15,443	$14,128	$15,443	$14,128

Impairment reserve at end of period	$30	$—	$30	$—

The increases in originated mortgage loan servicing rights capitalized are due to slightly higher levels of real estate mortgage loan sales in 2007 compared to 2006. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each period end. At June 30, 2007, we were servicing approximately $1.59 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.03%, a weighted average service fee of 25.7 basis points and an estimated fair market value of $21.1 million.
Mutual fund and annuity commissions rose in 2007 compared to 2006 due to increased sales of these products primarily as a result of growth in the number of our licensed sales representatives.
Income from bank owned life insurance increased in 2007 primarily due to a higher balance of such insurance on which the crediting rate was applied.
The slight declines in title insurance fees in 2007 compared to 2006 primarily reflect the changes in our mortgage loan origination volume.
Manufactured home loan origination fees and commissions declined in 2007 compared to 2006. This industry has faced a challenging environment for several years as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. (Also see the discussion below under “Non-interest expense” about goodwill impairment charges associated with our mobile home lending subsidiary, First Home Financial). Primarily as a result of the continuing adverse environment for manufactured home lending, operations at First Home Financial ceased on June 15, 2007 and this entity was dissolved effective on June 30, 2007. As a result we would expect manufactured home loan origination fees and commissions to cease in the third quarter.
Other non-interest income has increased in 2007 compared to 2006. Increases in ATM, merchant deposit and money order fees have accounted for the majority of this growth. The growth is generally reflective of the overall expansion of the organization in terms of numbers of customers and accounts as well as the aforementioned branch acquisition.
Non-interest expense Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses may increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices. As discussed earlier, we are currently in the process of consolidating our four bank charters into one. We have also completed certain staff reductions at our banks during the second quarter of 2007 that are primarily related to efficiencies we have gained through the implementation of enhanced data processing tools at our bank branches. Second quarter 2007 compensation and employee benefits expense include $1.0 million of severance and other costs associated with these staff reductions. In total, we expect to reduce annual non-interest expenses by approximately $3.3 million as a result of these staff reductions. Further, we expect to achieve an additional $0.7 million to $1.2 million reduction in non-interest expenses as a result of the completion of the bank charter consolidation in the third quarter of 2007. We also expect to incur approximately $0.7 million of expenses in the third quarter related to additional severance, data processing conversion and other costs associated with the completion of the bank charter consolidation.
Non-interest expense increased by $4.3 million to $29.8 million and by $6.0 million to $57.8 million during the three- and six-month periods ended June 30, 2007, respectively, compared to the like periods in 2006. The first six months of 2007 and 2006 include $0.3 million and $0.6 million, respectively, in goodwill impairment charges as described below. The aforementioned branch acquisition as well as the opening of a few new branch offices account for much of the other increases in non-interest expense for the second quarter and first half of 2007 compared to the same periods in 2006.
Non-Interest Expense

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(in thousands)
Salaries	$10,776	$9,358	$20,777	$18,734
Performance-based compensation and benefits	1,153	315	2,474	1,804
Other benefits	2,855	2,601	5,501	5,277

Compensation and employee benefits	14,784	12,274	28,752	25,815
Occupancy, net	2,735	2,420	5,349	5,107
Furniture, fixtures and equipment	1,991	1,733	3,891	3,516
Data processing	1,912	1,418	3,350	2,760
Advertising	1,341	1,016	2,493	2,003
Loan and collection	1,221	982	2,227	1,805
Credit card and bank service fees	970	1,015	1,937	1,922
Communications	1,014	852	1,844	1,843
Supplies	581	516	1,188	1,025
Amortization of intangible assets	935	600	1,505	1,200
Legal and professional	457	396	963	884
Branch acquisition and conversion costs	(92)		330
Goodwill impairment		612	343	612
Other	1,952	1,706	3,595	3,286

Total non-interest expense	$29,801	$25,540	$57,767	$51,778

The increases in salaries and other benefits in 2007 compared to 2006 are primarily attributable to an increased number of employees resulting from the addition of new branch (including the aforementioned branch acquisition) offices as well as to merit pay increases and increases in certain employee benefit costs such as health care insurance. In addition, the second quarter of 2007 includes $1.0 million of severance costs as described above.

We accrue for performance based compensation (expected annual cash bonuses, equity based compensation and the employee stock ownership plan contribution) based on the provisions of our incentive compensation plan and the performance targets established by our Board of Directors. Performance based compensation is higher in 2007 compared to 2006 primarily because we are accruing for an estimated employee stock ownership plan contribution at 3% of eligible employee salaries compared to 1% of eligible employee salaries in 2006.
Occupancy, furniture, fixtures and equipment, data processing and supplies expenses all generally increased in 2007 compared to 2006 as a result of the growth of the organization through the opening of new branch (including the aforementioned branch acquisition) offices. In particular data processing costs in the second quarter of 2007 include $0.1 million of one time costs related to our branch acquisition. Data processing costs have also increased in 2007 due to the implementation of a new on-line teller and branch platform system.
Advertising expense was higher in 2007 due primarily to a rebranding initiative we began in the latter half of 2006 and additional marketing and promotion we did in the communities that included our newly acquired branches.
Loan and collection expense increased in 2007 primarily as a result of our elevated level of non-performing loans.
Credit card and bank service fees primarily relate to the vehicle service payment plans administered by Mepco. Since most customers utilize credit cards to make monthly payments on these plans, Mepco incurs charges related to processing these credit card payments.
Amortization of intangible assets was higher in 2007 primarily due to the amortization of core deposit premium associated with our newly acquired branches.
The second quarter of 2006 includes a goodwill impairment charge of $0.6 million at First Home Financial (FHF) which was acquired in 1998 (and the first quarter of 2007 had a $0.3 million goodwill impairment charge that represented the write-off of the remaining goodwill associated with FHF). FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities. As described above (see “Non-interest income”) revenues and profits have declined at FHF over the last few years and have continued to decline in 2007. We test goodwill for impairment and based on the fair value of FHF, we recorded goodwill impairment charges. Since we acquired the stock of FHF, no income tax benefit was recorded related to these goodwill impairment charges.
Income tax expense Our effective income tax rate was lower during both the second quarter of and for the first six months of 2007 compared to the like periods in 2006. These decreases are primarily due to tax exempt interest income and income on bank owned life insurance representing a higher percentage of pre-tax earnings (or loss). In addition, the $2.8 million in income recorded for the litigation settlement in the first quarter of 2006 is not taxable. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first six months of 2007 and 2006 resulted in no impairment charges for other than temporary impairment on various investment securities within our portfolio. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.
Our methodology for determining the allowance and related provision for loan losses is described above in “Financial Condition – Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we have recorded in the most recent quarter or year-to-date periods.
At June 30, 2007 we had approximately $15.4 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At June 30, 2007 we had approximately $669.7 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $1.5 million at June 30, 2007.
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
At June 30, 2007 we had recorded $66.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the above described branch acquisition, 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions. During the first quarter of 2007 we recorded a $0.3 million goodwill impairment charge. (See “Non-interest expense.”)

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes in the market risk faced by the Registrant have occurred since December 31, 2006.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.
During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2007 pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	the Plan

April 2007	755	16.50	755
May 2007
June 2007	1,859	17.21	1,859

Total	2,614	17.00	2,614	441,736

(1)	Includes shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2007.
Item 4. Submission of Matters to a Vote of Security-Holders
Our Annual Meeting of Shareholders was held on April 24, 2007. As described in our proxy statement, dated March 20, 2007, the following matters were considered at that meeting:

(1)	Election of directors:

Donna J. Banks, Jeffrey A. Bratsburg, and Charles C. Van Loan were elected to serve three-year terms expiring in 2010. Votes for and votes withheld for each nominee were as follows:

	Votes For	Votes Withheld
Donna J. Banks	19,905,726	558,717
Jeffrey A. Bratsburg	19,521,662	942,781
Charles C. Van Loan	19,106,933	1,357,510
Directors whose term of office as a director continued after the meeting were Stephen L. Gulis, Jr., Terry L. Haske, Charles A. Palmer, Robert L. Hetzler, Michael M. Magee, Jr., and James E. McCarty.

(2)	Ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2007. Votes for, votes against and abstentions were as follows:

Votes for:	20,084,480
Votes against:	258,178
Abstain:	121,785

Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 3, 2007	By:	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date August 3, 2007	By:	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer