Form 10-Q
period 2007-09-30
INDEPENDENT BANK CORP /MI/
filed 2007-11-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	22,599,748

Class	Outstanding at November 2, 2007

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$76,000	$73,142
Federal funds sold	5,811

Cash and cash equivalents	81,811	73,142
Securities available for sale	383,559	434,785
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,839	14,325
Loans held for sale	27,384	31,846
Loans
Commercial	1,064,976	1,083,921
Real estate mortgage	848,326	865,522
Installment	370,336	350,273
Finance receivables	227,439	183,679

Total Loans	2,511,077	2,483,395
Allowance for loan losses	(42,327)	(26,879)

Net Loans	2,468,750	2,456,516
Property and equipment, net	73,122	67,992
Bank owned life insurance	42,471	41,109
Goodwill	66,754	48,709
Other intangibles	16,196	7,854
Assets of discontinued operations	283	189,432
Accrued income and other assets	74,115	64,188

Total Assets	$3,256,284	$3,429,898

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$299,828	$282,632
Savings and NOW	1,041,598	875,541
Time	1,383,903	1,444,618

Total Deposits	2,725,329	2,602,791
Federal funds purchased		84,081
Other borrowings	107,445	163,681
Subordinated debentures	92,888	64,197
Financed premiums payable	49,512	32,767
Liabilities of discontinued operations	59	183,676
Accrued expenses and other liabilities	36,618	40,538

Total Liabilities	3,011,851	3,171,731

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 22,647,056 shares at September 30, 2007 and 22,864,587 shares at December 31, 2006	22,599	22,865
Capital surplus	195,206	200,241
Retained earnings	25,094	31,420
Accumulated other comprehensive income	1,534	3,641

Total Shareholders’ Equity	244,433	258,167

Total Liabilities and Shareholders’ Equity	$3,256,284	$3,429,898

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
		(in thousands)
Interest Income
Interest and fees on loans	$50,941	$49,351	$151,470	$143,834
Securities available for sale
Taxable	2,308	2,713	7,377	8,358
Tax-exempt	2,488	2,583	7,623	8,303
Other investments	232	191	1,010	613

Total Interest Income	55,969	54,838	167,480	161,108

Interest Expense
Deposits	22,590	20,048	68,376	52,946
Other borrowings	2,964	4,786	8,581	14,817

Total Interest Expense	25,554	24,834	76,957	67,763

Net Interest Income	30,415	30,004	90,523	93,345
Provision for loan losses	10,735	4,484	33,767	8,381

Net Interest Income After Provision for Loan Losses	19,680	25,520	56,756	84,964

Non-interest Income
Service charges on deposit accounts	6,565	5,285	17,833	14,784
Mepco litigation settlement				2,800
Net gains on assets
Real estate mortgage loans	1,094	1,115	3,413	3,329
Securities	52		259	171
VISA check card interchange income	1,287	870	3,529	2,532
Real estate mortgage loan servicing	633	561	1,872	1,835
Title insurance fees	363	416	1,207	1,298
Other income	2,535	2,474	7,859	7,355

Total Non-interest Income	12,529	10,721	35,972	34,104

Non-interest Expense
Compensation and employee benefits	13,621	11,663	42,373	37,478
Occupancy, net	2,521	2,208	7,870	7,315
Furniture, fixtures and equipment	1,798	1,667	5,689	5,183
Data processing	1,753	1,378	5,103	4,138
Advertising	1,472	1,006	3,965	3,009
Goodwill impairment			343	612
Other expenses	7,207	5,428	20,796	17,393

Total Non-interest Expense	28,372	23,350	86,139	75,128

Income From Continuing Operations Before Income Tax	3,837	12,891	6,589	43,940
Income tax expense (benefit)	160	3,507	(1,088)	11,078

Income From Continuing Operations	3,677	9,384	7,677	32,862
Discontinued operations, net of tax	48	567	248	34

Net Income	$3,725	$9,951	$7,925	$32,896

Income Per Share From Continuing Operations
Basic	$.16	.41	.34	1.43
Diluted	.16	.40	.34	1.41
Net Income Per Share
Basic	$.16	.43	.35	1.44
Diluted	.16	.43	.35	1.41
Dividends Per Common Share
Declared	$.21	.20	.63	.58
Paid	.21	.19	.62	.56
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2007	2006
	(unaudited)
	(in thousands)
Net Income	$7,925	$32,896

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	227,692	212,316
Disbursements for loans held for sale	(216,517)	(212,811)
Provision for loan losses	34,060	8,852
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(8,837)	(6,856)
Net gains on sales of real estate mortgage loans	(3,413)	(3,329)
Net gains on securities	(259)	(171)
Goodwill impairment	343	612
Deferred loan fees	(1,168)	122
Share based compensation	201
Increase in accrued income and other assets	(11,657)	(9,260)
Decrease in accrued expenses and other liabilities	(6,609)	(4,803)

	13,836	(15,328)

Net Cash from Operating Activities	21,761	17,568

Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	56,184	1,283
Proceeds from the maturity of securities available for sale	31,970	11,490
Principal payments received on securities available for sale	24,089	27,111
Purchases of securities available for sale	(63,516)	(5,267)
Purchase of Federal Reserve Bank stock	(7,514)
Proceeds from the redemption of Federal Home Loan Bank stock		1,984
Increase in portfolio loans originated, net of principal payments	(26,122)	(118,569)
Acquisition of business offices, less cash paid	210,053
Settlement on business acquisition		(4,442)
Proceeds from sale of insurance premium finance business	175,901
Capital expenditures	(7,669)	(11,081)

Net Cash from (used in) Investing Activities	393,376	(97,491)

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	(287,855)	183,640
Net increase (decrease) in short-term borrowings	(178,612)	(40,556)
Proceeds from Federal Home Loan Bank advances	89,000	148,700
Payments of Federal Home Loan Bank advances	(49,205)	(176,900)
Repayment of long-term debt	(1,500)	(1,500)
Net increase in financed premiums payable	12,797	4,545
Dividends paid	(14,105)	(12,964)
Repurchase of common stock	(5,989)	(11,989)
Proceeds from issuance of common stock	143	585
Proceeds from issuance of subordinated debt	32,991
Redemption of subordinated debt	(4,300)

Net Cash from (used in) Financing Activities	(406,635)	93,561

Net Increase in Cash and Cash Equivalents	8,502	13,638
Change in cash and cash equivalents of discontinued operations	167	135
Cash and Cash Equivalents at Beginning of Period	73,142	67,522

Cash and Cash Equivalents at End of Period	$81,811	$81,295

Cash paid during the period for
Interest	$80,283	$70,763
Income taxes	7,355	9,912
Transfer of loans to other real estate	5,562	2,583
Transfer of loans to held for sale	3,300
Common stock issued for acquisition of business		4,442

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Nine months ended
	September 30,
	2007	2006
	(unaudited)
	(in thousands)
Balance at beginning of period	$258,167	$248,259
Net income	7,925	32,896
Cash dividends declared	(14,251)	(13,311)
Issuance of common stock	688	5,520
Repurchase of common stock	(5,989)	(11,989)
Net change in accumulated other comprehensive income, net of related tax effect	(2,107)	(960)

Balance at end of period	$244,433	$260,415

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2007 and December 31, 2006, and the results of operations for the three and nine-month periods ended September 30, 2007 and 2006. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation including reclassifications in the consolidated statement of cash flows to properly reflect cash and non-cash amounts issued pursuant to an earn-out. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2006 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $79.2 million at September 30, 2007, and $39.2 million at December 31, 2006.
3. Comprehensive income for the three- and nine-month periods ended September 30 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$3,725	$9,951	$7,925	$32,896
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	1,766	3,662	(1,333)	309
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	(524)	(2,522)	(616)	(1,020)
Reclassification adjustment for accretion on settled derivative financial instruments	(4)	(83)	(158)	(249)

Comprehensive income	$4,963	$11,008	$5,818	$31,936

The net change in unrealized gain (loss) on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Gain reclassified into earnings	$52	$	$259	$171
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	19		91	60
4. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB”) and Mepco Finance Corporation (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments. In September 2007 we consolidated our four existing bank charters into one. Prior to this consolidation we reported each of the four banks as separate segments. Prior period information for the four banks has been consolidated under our current IB segment.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30, follows:
As of or for the three months ended September 30,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2007
Total assets	$2,996,014	$252,433	$347,432	$(339,595)	$3,256,284
Interest income	48,850	6,313	(10)	816	55,969
Net interest income	27,995	4,156	(1,820)	84	30,415
Provision for loan losses	10,668	67			10,735
Income (loss) from continuing operations before income tax	2,964	2,305	(2,299)	867	3,837
Discontinued operations, net of tax		48			48
Net income (loss)	2,975	1,485	(1,360)	625	3,725

2006
Total assets	$3,039,624	$425,705	$350,993	$(343,723)	$3,472,599
Interest income	50,196	4,818	5	(181)	54,838
Net interest income	29,259	2,397	(1,610)	(42)	30,004
Provision for loan losses	4,495	(11)			4,484
Income (loss) from continuing operations before income tax	13,512	879	(1,544)	44	12,891
Discontinued operations, net of tax		567			567
Net income (loss)	10,051	1,114	(1,213)	(1)	9,951

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the nine months ended September 30,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2007
Total assets	$2,996,014	$252,433	$347,432	$(339,595)	$3,256,284
Interest income	150,311	17,169			167,480
Net interest income	84,402	11,090	(4,969)		90,523
Provision for loan losses	33,529	238			33,767
Income (loss) from continuing operations before income tax	6,462	5,562	(6,382)	947	6,589
Discontinued operations, net of tax		248			248
Net income (loss)	7,511	3,720	(3,922)	616	7,925

2006
Total assets	$3,039,624	$425,705	$350,993	$(343,723)	$3,472,599
Interest income	146,218	15,331	15	(456)	161,108
Net interest income	89,708	8,483	(4,721)	(125)	93,345
Provision for loan losses	8,228	153			8,381
Income (loss) from continuing operations before income tax	41,595	3,749	(1,498)	94	43,940
Discontinued operations, net of tax		34			34
Net income (loss)	30,831	2,358	(253)	(40)	32,896

(1)	Includes items relating to the Registrant and certain insignificant operations. 2006 net income includes $2.8 million of non-interest income related to the settlement of litigation involving the former owners of Mepco. This amount is not taxable.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options, stock units for a deferred compensation plan for non-employee directors and restricted stock awards.
A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Income from continuing operations	$3,677	$9,384	$7,677	$32,862

Net income	$3,725	$9,951	$7,925	$32,896

Shares outstanding	22,587	22,885	22,666	22,922
Effect of stock options	81	345	155	371
Stock units for deferred compensation plan for non- employee directors	64	54	61	52
Restricted stock awards			2

Shares outstanding for calculation of diluted earnings per share	22,732	23,284	22,884	23,345

Income per share from continuing operations
Basic	$.16	$.41	$.34	$1.43
Diluted	.16	.40	.34	1.41
Net income per share
Basic	$.16	$.43	$.35	$1.44
Diluted	.16	.43	.35	1.41
Weighted average stock options outstanding that were anti-dilutive totaled 1.4 million and 0.7 million for the three-months ended September 30, 2007 and 2006, respectively. During the nine-month periods ended September 30, 2007 and 2006, weighted-average anti-dilutive stock options totaled 0.9 million and 0.5 million respectively.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	September 30, 2007
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Fair Value Hedges — pay variable interest-rate swap agreements	$410,159	2.3	$(940)

Cash Flow Hedges
Pay fixed interest-rate swap agreements	$65,500	2.8	$670
Interest-rate cap agreements	193,500	1.6	531

	$259,000	1.9	$1,201

No hedge designation
Pay fixed interest-rate swap agreements	$5,000	0.6	$29
Pay variable interest-rate swap agreements	5,000	0.6	(29)
Interest-rate cap agreements	122,000	1.9	241
Rate-lock real estate mortgage loan commitments	38,975	0.1	38
Mandatory commitments to sell real estate mortgage loans	37,126	0.1	(32)

Total	$208,101	1.2	$247

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
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.3 million, net of tax, of unrealized gains on Cash Flow Hedges at September 30, 2007 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2007 is 5.0 years.

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
During the first nine months of 2007 we discontinued hedge accounting on $88.0 million and $20.0 million in notional amount of cash flow and fair value hedges, respectively due to the payoff or maturity of the hedged items. The hedged items were paid off or not renewed due to the increase in liquidity resulting from the sale of substantially all of the assets of Mepco’s insurance premium finance business (see note #11) and the acquisition of ten branches from TCF National Bank (see note #12). As a result of the terminations $0.3 million of gains were recognized in earnings during the first nine months of 2007.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
		(in thousands)
Change in fair value during the three-month period ended September 30, 2007

Interest-rate swap agreements not designated as hedges	$5		$5
Interest-rate cap agreements not designated as hedges	322		322
Rate Lock Commitments	188		188
Mandatory Commitments	(232)		(232)
Ineffectiveness of Fair value hedges	38		38
Ineffectiveness of Cash flow hedges	(2)		(2)
Cash flow hedges		$(979)	(979)
Reclassification adjustment		167	167

Total	319	(812)	(493)
Income tax	112	(284)	(172)

Net	$207	$(528)	$(321)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the nine-month period ended September 30, 2007

Interest-rate swap agreements not designated as hedges	$34		$34
Interest-rate cap agreements not designated as hedges	348		348
Rate Lock Commitments	69		69
Mandatory Commitments	(131)		(131)
Ineffectiveness of Fair value hedges	29		29
Ineffectiveness of Cash flow hedges Cash flow hedges		$(2,055)	(2,055)
Reclassification adjustment		865	865

Total	349	(1,190)	(841)
Income tax	122	(416)	(294)

Net	$227	$(774)	$(547)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three-month period ended September 30, 2006

Interest-rate swap agreements not designated as hedges	$67		$67
Interest-rate cap agreements not designated as hedges	(188)		(188)
Rate Lock Commitments	176		176
Mandatory Commitments	(213)		(213)
Ineffectiveness of Fair value hedges	30		30
Ineffectiveness of Cash flow hedges	(22)		(22)
Cash flow hedges		$(4,867)	(4,867)
Reclassification adjustment		858	858

Total	(150)	(4,009)	(4,159)
Income tax	(53)	(1,404)	(1,457)

Net	$(97)	$(2,605)	$(2,702)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the nine-month period ended September 30, 2006

Interest-rate swap agreements not designated as hedges	$(47)		$(47)
Interest-rate cap agreements not designated as hedges	68		68
Rate Lock Commitments	28		28
Mandatory Commitments	(5)		(5)
Ineffectiveness of Fair value hedges	(9)		(9)
Ineffectiveness of Cash flow hedges	(22)		(22)
Cash flow hedges		$(4,524)	(4,524)
Reclassification adjustment		2,571	2,571

Total	13	(1,953)	(1,940)
Income tax	4	(684)	(680)

Net	$9	$(1,269)	$(1,260)

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
Intangible assets, net of amortization, were comprised of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Core deposit	$31,326	$15,815	$20,545	$13,679
Customer relationship	1,302	1,074	1,302	999
Covenants not to compete	1,520	1,063	1,520	835

Total	$34,148	$17,952	$23,367	$15,513

Unamortized intangible assets - Goodwill	$66,754		$48,709

Amortization of intangibles has been estimated through 2012 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Three months ended December 31, 2007	$934
Year ending December 31:
2008	3,072
2009	1,838
2010	1,310
2011	1,398
2012 and thereafter	7,644

Total	$16,196

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill and core deposit intangible by reporting segment for the periods presented were as follows:

	IB	Mepco			Other(1)	Total
	(dollar in thousands)
Goodwill
Balance, December 31, 2006	$31,631		$16,735		$343	$48,709
Acquired during period (2)	18,388					18,388
Impairment during period	(343)					(343)

Balance, September 30, 2007	$49,676		$16,735		$343	$66,754

Balance, December 31, 2005	$32,797		$18,673		$343	$51,813
Acquired during period			471	(3)		471
Impairment	(612)					(612)

Balance, September 30, 2006	$32,185		$19,144		$343	$51,672

Core deposit
Balance, December 31, 2006	$6,841	$			$25	$6,866
Acquired during period (2)	10,781					10,781
Amortization	(2,124)				(12)	(2,136)

Balance, September 30, 2007	$15,498	$			$13	$15,511

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2	Goodwill and deposit customer relationship value, including core deposit value associated with the acquisition of 10 branches from TCF National Bank. The weighted average amortization period of the deposit customer relationship value, including core deposit value is 6.8 years.

(3)	Goodwill associated with contingent consideration accrued pursuant to an earnout.
During the first quarter of 2007 we recorded a goodwill impairment charge of $0.3 million at First Home Financial (FHF) which was acquired in 1998. We test goodwill for impairment and based on the fair value of FHF the goodwill associated with FHF was reduced to zero at March 31, 2007. This amount is included in Goodwill Impairment in the Consolidated Statements of Operations. FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities and was a subsidiary of our IB segment above. Revenues and profits have declined at FHF over the last few years and had continued to decline through the second quarter of 2007. As a result of these declines, the operations of FHF ceased effective June 15, 2007 and this entity was dissolved on June 30, 2007.
8. We maintain performance-based compensation plans that includes a long-term incentive plan that permits the issuance of share based compensation awards, including stock options and non-vested share awards. Share based compensation awards, including stock options and non-vested share awards, are measured at fair value at the date of grant and expensed over the requisite service period.
Pursuant to our performance-based compensation plans we granted 0.2 million stock options and 0.1 million shares of non-vested common stock to officers of the company on April, 24, 2007. The stock options have an exercise price equal to the market value of the common stock on the date of grant, vest ratably over a three year period and expire 10 years from date of grant. The restricted stock cliff vests in five years. We use the Black-Scholes option pricing model to measure compensation cost for stock options and use the market value of the common

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
stock on date of grant to measure compensation cost for non-vested share awards. We also estimate expected forfeitures over the vesting period.
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
A summary of outstanding stock option grants and transactions for the nine month period ended September 30, 2007 follows:

			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)
Outstanding at January 1, 2007	1,481,276	$19.82
Granted	227,268	16.69
Exercised	21,107	8.23
Forfeited	8,139	25.20

Outstanding at September 30, 2007	1,679,298	$19.52	5.89	$695

Exercisable at September 30, 2007	1,452,030	$19.96	5.32	$695

A summary of non-vested restricted stock and transactions for the nine month period ended September 30, 2007 follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2007	0
Granted	50,596	$16.69
Exercised
Forfeited

Outstanding at September 30, 2007	50,596	$16.69

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first nine months of 2007 are as follows:

Expected dividend yield	3.76%
Risk-free interest rate	4.55%
Expected life (in years)	5.99
Expected volatility	27.64%
Black - Scholes value	$3.74

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Total compensation cost recognized during the first nine months of 2007 for stock option and restricted stock grants was $0.2 million and the corresponding tax benefit relating to this expense was $0.07 million.
At September 30, 2007, the total expected compensation cost related to non vested stock option and restricted stock awards not yet recognized was $1.1 million. The weighted-average period over which this amount will be recognized is 2.9 years.
Common shares issued upon exercise of stock options come from currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three and nine-month periods ending September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Intrinsic value	$59	$225	$141	$842

Cash proceeds received	$75	$166	$143	$585

Tax benefit realized	$4	$79	$32	$295

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
At January 1, 2007 (date of adoption) and September 30, 2007 we had approximately $2.4 million and $2.7 million, respectively, of gross unrecognized tax benefits. Included in both of these amounts is approximately $0.1 million of interest. We classify penalties and interest in our financial statements as income taxes. All gross unrecognized tax benefits, if recognized, would affect our effective tax rate.
At September 30, 2007, U.S. Federal tax years 2004 through the present date remain open.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. On January 15, 2007 we sold substantially all of the assets of Mepco’s insurance premium finance business to Premium Financing Specialists, Inc. (“PFS”). We received $176 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, IB. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition. Funding for Mepco’s insurance premium finance business was accomplished by loans from IB. Those loans were primarily funded with brokered certificates of deposit which are included in liabilities of discontinued operations at December 31, 2006. We have elected to not make any reclassifications in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 or 2006.
12. On March 23, 2007, we completed the acquisition of ten branches with total deposits of $241.4 million from TCF National Bank. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and related interpretations, this acquisition was considered a business acquisition, as the acquired assets and assumed liabilities enable us to sustain a revenue stream and provide products and services to these customers without significant disruption or difficulty. We paid a premium of approximately $29.2 million, including capitalizable costs of acquisition, for this business. Approximately $10.8 million of this premium is attributable to the value of deposit customer relationships acquired, including core deposit value. This will be amortized over its expected life of 15 years. The remaining $18.4 million was recorded as goodwill and represents the intangible value of the work force in place and other attributes. This acquisition provided us with funds to payoff higher cost short term borrowings and brokered certificates of deposit and provided additional branch facilities from which to serve our customers and expand our services. Proforma information with respect to the estimated impact of this acquisition on our results of operations is not presented as it is not material.
13. The results of operations for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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
Bank consolidation In September 2007 we completed the consolidation of our four existing bank charters into one. The primary reasons for this bank consolidation are:
•	To better streamline our operations and corporate governance structure;

•	To enhance our risk management processes, particularly credit risk management through more centralized credit management functions;

•	To allow for more rapid development and deployment of new products and services; and

•	To improve productivity and resource utilization leading to lower non-interest expenses.
During the third quarter of 2007 we incurred approximately $0.6 million of one-time expenses (primarily related to the data processing conversion and severance costs for employee positions that were eliminated) associated with this consolidation. Other than an estimated $4 million to $4.5 million (pre-tax) in annual reductions in non-interest expenses, we do not expect the bank consolidation to have a material impact on our financial condition or results of operations. The benefit of these reductions in non-interest expenses due to the bank consolidation are expected to be substantially realized in the fourth quarter of 2007.
Branch acquisition We completed the acquisition of ten branches with total deposits of approximately $241.4 million from TCF National Bank on March 23, 2007. These branches are located in or near Battle Creek, Bay City and Saginaw, Michigan. As a result of this transaction, we received $210.1 million of cash. We used the proceeds from this transaction primarily to payoff higher costing short term borrowings and brokered certificates of deposit (“Brokered CD’s). As a result, our interest expense as a percentage of average interest earning assets (our “cost of funds”) declined in the second and third quarters of 2007 when compared to the first quarter. The acquisition of these branches also resulted in an increase in non-interest income, particularly service charges on deposit accounts and VISA check card interchange income in the second and third quarters of 2007. However, non-interest expenses also increased in the second and third quarters of 2007 due to compensation and benefits for the employees at these branches as well as occupancy, furniture and equipment, data processing, communications, supplies and advertising expenses. We paid an 11.5% premium ($28.1 million), based on the deposit balances one week prior to closing, to acquire these branches and also reimbursed the seller $0.2 million for certain transaction related costs. Approximately $10.8 million of the premium paid was recorded as deposit customer relationship value, including core deposit value and will be amortized over 15 years. This has resulted in an increase in the amount of amortization of intangible assets. We also incurred other transaction costs (primarily investment banking fees, legal fees, severance costs and data processing conversion fees) of approximately $0.8 million, of which $0.5 million was capitalized as part of the acquisition price and $0.3 million was expensed ($0.4 million was expensed in the first quarter and we had a $0.1 million reversal of expenses in the second quarter due to overestimating certain of these expected costs in the first quarter). In addition, the transaction included $3.7 million for the personal property and real-estate associated with these branches.
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
Financial Condition
Summary Our total assets decreased by $173.6 million during the first nine months of 2007. The decrease in total assets primarily reflects the aforementioned sale of our insurance premium finance business. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.511 billion at September 30, 2007, an increase of $27.7 million from December 31, 2006. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.725 billion at September 30, 2007, compared to $2.603 billion at December 31, 2006. The $122.5 million increase in total deposits during the period principally reflects the aforementioned branch acquisition, partially offset by a decline in Brokered CD’s. Other borrowings totaled $107.4 million at September 30, 2007, a decrease of $56.2 million from December 31, 2006. This was primarily attributable to the payoff of maturing borrowings with funds from the branch acquisition.
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
Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
September 30, 2007	$381,086	$4,776	$2,303	$383,559
December 31, 2006	430,262	7,367	2,844	434,785
Securities available for sale declined during the first nine months of 2007 because the lack of slope in the yield curve has created a difficult environment for constructing investment security transactions that meet our profitability objectives. Generally we cannot earn the same interest-rate spread on securities as we can on Portfolio Loans. As a result, purchases of securities will tend to erode some of our profitability measures, including our return on assets. We did not record impairment charges on any investment securities during the first nine months of 2007 or 2006.
Sales of securities available for sale were as follows (See “Non-interest income.”):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Proceeds	$40,693		$56,184	$1,283

Gross gains	$64		$289	$171
Gross losses	(12)		(30)
Impairment charges

Net Gains	$52		$259	$171

Portfolio loans and asset quality In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase real estate mortgage loans from third-party originators.
The management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure as well as the centralization of commercial loan credit services and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. Such centralized functions also facilitate compliance with consumer protection laws and regulations. There can be no assurance that the aforementioned centralization of certain lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased significantly in the first nine months of 2007 (as well as in the fourth quarter of 2006).
One of the purposes of the aforementioned bank consolidation is to promote even stronger risk management practices, particularly in the area of credit risk management. We hired a new Chief Lending Officer (CLO) in April 2007. The CLO has implemented several changes in our credit processes, including:
•	Functional alignment of lending and credit across all of our markets;

•	The strategic direction of commercial lending has been focused on the need for more diversification in the commercial loan portfolio to reduce the weighting of commercial real estate in the portfolio; and

•	Expansion of certain functions including implementation of a special assets group to provide stronger management of our most troubled loans.
Our 2003 acquisition of Mepco added the financing of insurance premiums for businesses and payment plans to purchase vehicle service contracts for consumers (warranty finance) to our lending activities. In January 2007 we sold Mepco’s insurance premium finance business. Mepco conducts its warranty finance activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for warranty administrators and warranty sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company, warranty administrator, or seller/dealer) could expose us to significant losses.
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
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Loan growth has slowed during the first nine months of 2007 reflecting both weak economic conditions in Michigan as well as a very competitive pricing climate. Declines in Portfolio Loans or continuing competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with established quality and profitability standards as a major short and long-term challenge.
Non-performing assets

	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Non-accrual loans	$64,973	$35,683
Loans 90 days or more past due and still accruing interest(1)	14,061	3,479
Restructured loans	176	60

Total non-performing loans	79,210	39,222
Other real estate	5,615	3,153

Total non-performing assets	$84,825	$42,375

As a percent of Portfolio Loans
Non-performing loans	3.15%	1.58%
Allowance for loan losses	1.69	1.08
Non-performing assets to total assets	2.60	1.24
Allowance for loan losses as a percent of non-performing loans	53.44	69

(1)	The balance of non-performing commercial loans at 9/30/07 includes one relationship (consisting of three loans) totaling $8.4 million that was brought current on October 5, 2007.

The increase in non-performing loans since year end 2006 is due primarily to an increase in non-performing commercial loans (up $30.4 million) and real estate mortgage loans (up $8.4 million). The increase in non-performing commercial loans is primarily attributable to the addition of several large credits with real estate developers becoming past due in the first nine months of 2007. These delinquencies largely reflect cash flow difficulties encountered by many real estate developers in Michigan associated with a significant decline in sales of residential real estate.
The increase in non-performing real estate mortgage loans is primarily due to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $5.6 million and $3.2 million at September 30, 2007 and December 31, 2006, respectively. This increase is primarily a result of a rise in commercial ORE.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 0.96% on an annualized basis in the first nine months of 2007 (or $18.0 million) compared to 0.33% in the first nine months of 2006 (or $6.5 million). The rise in loan net charge-offs primarily reflects increases in the following categories: commercial loans $8.3 million; real estate mortgage loans $2.1 million; and installment/consumer loans $1.0 million.
The increase in commercial loan net charge-offs in the first nine months of 2007 primarily reflects $7.3 million of charge-offs on seven credits during the second and third quarters. The single largest charge-off was $2.0 million in the third quarter on a residential real estate development loan with a remaining balance of $1.9 million (after the charge-off). This charge-off reflects an updated appraisal obtained on the property. In the second quarter we recorded a charge-off of $1.7 million on a commercial real estate development loan with a net balance of $3.3 million (after the charge-off). An agreement to sell this loan was executed on June 29, 2007 and the sale was completed (funded) in early July. The commercial loan net charge-offs also include a $1.0 million charge-off relating to a commercial lending relationship in the Lansing, Michigan area that involved borrower fraud. The remainder of the increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate.
At September 30, 2007, the allowance for loan losses totaled $42.3 million, or 1.69% of Portfolio Loans compared to $26.9 million, or 1.08% of Portfolio Loans at December 31, 2006.
Impaired loans totaled approximately $49.6 million and $13.7 million at September 30, 2007 and 2006, respectively. At those same dates, certain impaired loans with balances of approximately $43.1 million and $8.7 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $10.4 million and $2.3 million, respectively. Our average investment in impaired loans was approximately $35.1 million and $10.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans was approximately $0.3 million and $0.2 million in the first nine months of 2007 and 2006, respectively, of which the majority of these amounts were received in cash.

Allowance for loan losses

	Nine months ended
	September 30,
	2007		2006
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$26,879	$1,881	$22,420	$1,820
Additions (deduction)
Provision charged to operating expense	33,420	347	8,557	(176)
Recoveries credited to allowance	1,741		1,635
Loans charged against the allowance	(19,713)		(8,165)

Balance at end of period	$42,327	$2,228	$24,447	$1,644

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.96%		0.33%
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

Allocation of the Allowance for Loan Losses

	September 30,	December 31,
	2007	2006
	(in thousands)
Specific allocations	$10,426	$2,631
Other adversely rated loans	13,321	9,303
Historical loss allocations	9,946	7,482
Additional allocations based on subjective factors	8,634	7,463

	$42,327	$26,879

Deposits and borrowings Our competitive position within many of the markets served by our bank branch network limits the ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, we compete principally on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.
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
We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of our increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts. Changes between the various categories of our alternative sources of funds will generally reflect pricing conditions. For example, beginning in the third quarter of 2007 fixed rate FHLB advances have been less expensive than comparable term Brokered CD’s. As a result this category (fixed rate FHLB advances) of alternative funds has increased during 2007.

Alternative Sources of Funds

	September 30,			December 31,
	2007			2006
		Average		Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1, 2)	$704,702	1.7 years	4.77%	$1,055,010	1.9 years	4.72%
Fixed rate FHLB advances(1, 3)	100,067	2.5 years	5.50	58,272	4.6 years	5.66
Variable rate FHLB advances(1)				2,000	0.5 years	5.31
Securities sold under agreements to Repurchase(1)				83,431	0.1 years	5.34
Federal funds purchased				84,081	1 day	5.40

Total	$804,769	1.8 years	4.86%	$1,282,794	1.8 years	4.85%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.

(2)	The balance of Brokered CD’s at December 31, 2006 includes $165.496 million related to discontinued operations.

(3)	Advances totaling $10.0 million at both September 30, 2007 and December 31, 2006, respectively, have provisions that allow the FHLB to convert fixed-rate advances to adjustable rates prior to stated maturity.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $107.4 million at September 30, 2007, compared to $163.7 million at December 31, 2006. The $56.2 million decrease in other borrowed funds principally reflects the payoff of maturing Repurchase Agreements with proceeds from the aforementioned branch acquisition as does the $84.1 million decrease in federal funds purchased.
At September 30, 2007, we were out of compliance with certain financial covenants relating to our $10.0 million unsecured revolving credit agreement. The failure to meet certain of these covenants is due to our earnings performance for the second and third quarters of 2007, as well as the relative amount of our non-performing loans and non-performing assets. On November 5, 2007 we obtained a waiver of our non-compliance with these covenants. Additionally, on that same date, we executed an amended loan agreement with revised financial covenants. As of September 30, 2007 we were in compliance with these revised covenants.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At September 30, 2007, we employed interest-rate swaps with an aggregate notional amount of $485.7 million and interest rate caps with an aggregate notional amount of $315.5 million. (See note #6 of Notes to Interim Consolidated Financial Statements.)
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
Our sources of funds include a stable deposit base, secured advances from the Federal Home Loan Bank of Indianapolis, federal funds purchased borrowing facilities with other commercial banks, an unsecured holding company credit facility and access to the capital markets (for trust preferred securities and Brokered CD’s).
At September 30, 2007, we had $835.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CD’s that we expect to replace. Additionally, $1.341 billion of our deposits at September 30, 2007, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future. In addition, since our recent acquisition of ten branches and initial assumption of $241.4 million of deposits we have experienced a higher level of deposit account attrition at these branches. We have endeavored to make the transition for these new customers as smooth as possible in order to try and minimize this attrition. The loss of a large amount of these deposits could have an adverse impact on our results of operations.
We have developed contingency funding plans that stress test our liquidity needs that may arise from certain events such as an adverse credit event, rapid loan growth or a disaster recovery situation. Our liquidity management also includes periodic monitoring of each bank that segregates assets between liquid and illiquid and classifies liabilities as core and non-core. This analysis compares our total level of illiquid assets to our core funding. It is our goal to have core funding sufficient to finance illiquid assets.
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
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $81.1 million of these securities qualify as Tier 1 capital and the balance qualified as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2007, and December 31, 2006.
We redeemed (at par) $5.0 million of existing trust preferred securities (including $0.75 million owned by IB) on May 31, 2007. On May 31, 2007 we issued $12.0 million in new trust preferred securities in a pooled offering through a newly formed entity — IBC Capital Finance III. The interest rate on these trust preferred securities is equal to 3-month LIBOR plus 160 basis points (adjusted quarterly).
On September 6, 2007 we issued an additional $20.0 million in new trust preferred securities in a pooled offering through another newly formed entity — IBC Capital Finance IV. The interest rate on these trust preferred securities is equal to 3 month LIBOR plus 285 basis points (adjusted quarterly). However, we also executed a five-year $20 million interest rate swap (on which we receive 3 month LIBOR and pay an effective, taking into account the 285 basis point spread, fixed interest rate of 7.555%) to hedge the variability of the future cash flows on these trust preferred securities. Approximately $4.5 million of the proceeds from the issuance of these trust preferred securities were utilized to pay off the remaining outstanding balance on our unsecured holding company line of credit. The remaining proceeds are being held for general corporate purposes.
Both of these above described trust preferred securities are redeemable (at par) in whole or in part at our option beginning approximately five years from the date of issuance.
We have $7.5 million of trust preferred securities (that were issued in a pooled offering) that are redeemable (at par) in whole or in part at our option on any February 7, May 7, August 7 or November 7, beginning on November 7, 2007. We have elected not to redeem these securities on November 7, 2007 but may elect to do so on February 7, 2008.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 88 basis points at September 30, 2007, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given year generally reflects changes in our need for capital associated with our balance sheet growth and level of earnings. We previously disclosed that our board of directors had authorized the repurchase of up to 750,000 shares. This authorization expires on December 31, 2007. We did not repurchase any shares on the open market during the second or third quarters of 2007, however, during the first quarter of 2007 we repurchased 295,000 shares on the open market at a weighted average price of $20.30 per share. As a result of an increase in intangible assets associated with the above described branch acquisition our tangible capital ratio declined to 5.04% at September 30, 2007. Our internal Capital Policy requires a minimum tangible capital ratio of at least 5% and a targeted tangible capital ratio range of 5.50% to 6.50%. Since we are currently outside of this range, it is unlikely that we will be repurchasing any shares of our common stock over the next few quarters (or until such time as our tangible capital ratio returns to the targeted range).

Capitalization

	September 30,	December 31,
	2007	2006
	(in thousands)
Unsecured debt	$3,500	$5,000

Subordinated debentures	$92,888	64,197
Amount not qualifying as regulatory capital	(2,788)	(1,847)

Amount qualifying as regulatory capital (1)	90,100	62,350

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	22,599	22,865
Capital surplus	195,206	200,241
Retained earnings	25,094	31,420
Accumulated other comprehensive income	1,534	3,641

Total shareholders’ equity	244,433	258,167

Total capitalization	$338,033	$325,517

(1)	As of September 30, 2007 approximately $81.1 million of this amount qualified as Tier 1 capital and the balance qualified as Tier 2 capital. As of December 31, 2006 the entire amount qualified as Tier 1 capital.
Total shareholders’ equity at September 30, 2007 decreased $13.7 million from December 31, 2006, due primarily to share repurchases and cash dividends declared as well as a $2.1 million decrease in accumulated other comprehensive income. Shareholders’ equity totaled $244.4 million, equal to 7.51% of total assets at September 30, 2007. At December 31, 2006, shareholders’ equity was $258.2 million, which was equal to 7.53% of total assets.
Capital ratios

	September 30, 2007	December 31, 2006
Equity capital	7.51%	7.53%
Tier 1 leverage (tangible equity capital)	7.68	7.62
Tier 1 risk-based capital	9.67	9.62
Total risk-based capital	11.29	10.75
Asset/liability management Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans also create interest-rate risk.
Our asset/liability management efforts identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with our mission to maintain profitable financial leverage within established risk parameters. We evaluate various opportunities and alternate balance-sheet strategies carefully and consider the likely impact on our risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of our balance-sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report quarterly to our board of directors.
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our balance sheet. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate and permanent shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.
Results of Operations
Summary Net income from continuing operations totaled $3.7 million and $7.7 million during the three- and nine-month periods ended September 30, 2007. The declines in net income from continuing operations from the comparative periods in 2006 are primarily a result of significant increases in the provision for loan losses. An increase in non-interest expenses also contributed to the decline in net income. Partially offsetting these items were increases in service charges on deposits and VISA check card interchange income and a decrease in income tax expense. The third quarter of 2007 includes $0.6 million of one-time expenses, primarily data processing and severance costs, associated with the Company’s bank consolidation that was completed on September 15, 2007. Year to date 2006 results from continuing operations also include $2.8 million of other income related to the settlement of litigation involving the former owners of Mepco.
Key performance ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income from continuing operations (annualized) to
Average assets	0.45%	1.09%	0.31%	1.29%
Average equity	5.93	14.33	4.05	17.26
Net income (annualized) to
Average assets	0.46%	1.15%	0.33%	1.29%
Average equity	6.01	15.20	4.18	17.28

Income per common share from continuing operations
Basic	$0.16	$0.41	$0.34	$1.43
Diluted	0.16	0.40	0.34	1.41
Net income per common share
Basic	$0.16	$0.43	$0.35	$1.44
Diluted	0.16	0.43	0.35	1.41
We believe that our earnings per share growth rate over a long period of time (five years or longer) is the best single measure of our performance. We strive to achieve an average annual long term earnings per share growth rate of approximately 10%. Accordingly, our focus is on long-term results taking into consideration that certain components of our revenues are cyclical in nature (such as mortgage-banking) which can cause fluctuations in our earnings per share from one period to another. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). As we have grown in size, and also considering the relatively low economic growth rates in Michigan (our primary market for banking), we believe achieving a 10% average annual long-term growth rate in earnings per share will be challenging. Based on these standards, we did not achieve our profitability objectives in the first nine months of 2007 (or in the last three quarters of 2006). We did however achieve an average annual compound growth rate in earnings per share of 18% for the five year period from 2000 through 2005. Our discussion and analysis of results of operations and financial condition will focus on these elements.
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
Tax equivalent net interest income increased by 1.0% to $31.9 million and decreased by 3.2% to $95.2 million, respectively, during the three- and nine-month periods in 2007 compared to 2006. The quarterly increase reflects a rise in tax equivalent net interest income as a percent of average interest-earning assets (“Net Yield”) that was partially offset by a decrease in average interest-earning assets. The year-to-date decrease reflects a decline in Net Yield that was partially offset by an increase in average interest-earning assets.
We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.5 million and $1.6 million for the third quarters of 2007 and 2006, respectively, and were $4.6 million and $5.0 million for the first nine months of 2007 and 2006, respectively. These adjustments were computed using a 35% tax rate.
Average interest-earning assets totaled $2.944 billion and $2.973 billion during the three- and nine-month periods in 2007, respectively. During the course of 2007 average loans have grown (albeit at a slower pace than prior years due primarily to a stagnant Michigan economy) and average investment securities have declined.
Our Net Yield increased by 5 basis points to 4.31% during the third quarter of 2007 and decreased by 20 basis points to 4.27% during the first nine months of 2007 as compared to the like periods in 2006. The adverse impact of rising short term interest rates and a relatively flat yield curve environment on our Net Yield began to abate in late 2006. Since that time, our Net Yield has been flat to slightly increasing in part due to the benefits of the aforementioned branch acquisition as well as the stabilization of short-term interest rates during the latter half of 2006 and continuing into 2007. In late September 2007 the Federal Reserve Bank actually cut the overnight federal funds rate by 50 basis points. This rate cut is expected to have a modest positive impact on our future Net Yield primarily because of our use of interest rate caps to hedge our exposure to fluctuations in cash flows resulting from changes in interest rates on certain short-term or variable rate borrowings. However, our elevated level of non-performing loans will adversely impact our Net Yield.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	September 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Taxable loans (1)	$2,528,039	$50,835	8.00%	$2,481,099	$49,267	7.90%
Tax-exempt loans (1,2)	9,079	163	7.12	7,296	129	7.01
Taxable securities	163,321	2,308	5.61	202,905	2,713	5.30
Tax-exempt securities (2)	223,634	3,897	6.91	245,972	4,102	6.62
Other investments	20,196	232	4.56	15,580	191	4.86

Interest Earning Assets -
Continuing Operations	2,944,269	57,435	7.75	2,952,852	56,402	7.60

Cash and due from banks	34,873			53,384
Taxable loans – discontinued operations	604			208,795
Other assets, net	245,888			214,081

Total Assets	$3,225,634			$3,429,112

Liabilities
Savings and NOW	$996,125	4,942	1.97	$863,260	3,664	1.68
Time deposits	1,432,098	17,648	4.89	1,439,676	16,384	4.52
Long-term debt	1,995	23	4.57	3,995	47	4.67
Other borrowings	160,699	2,941	7.26	300,416	4,739	6.26

Interest Bearing Liabilities-
Continuing Operations	2,590,917	25,554	3.91	2,607,347	24,834	3.78

Demand deposits	316,873			283,518
Time deposits – discontinued operations	434			182,302
Other liabilities	71,430			96,158
Shareholders’ equity	245,980			259,787

Total liabilities and shareholders’ equity	$3,225,634			$3,429,112

Tax Equivalent Net Interest Income		$31,881			$31,568

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.31%			4.26%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Nine Months Ended
	September 30,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Taxable loans (1)	$2,520,661	$151,152	8.01%	$2,450,857	$143,607	7.83%
Tax-exempt loans (1,2)	9,450	489	6.92	6,594	349	7.08
Taxable securities	185,707	7,377	5.31	211,640	8,358	5.28
Tax-exempt securities (2)	230,998	12,087	7.00	249,624	13,133	7.03
Other investments	25,732	1,010	5.25	16,787	613	4.88

Interest Earning Assets -
Continuing Operations	2,972,548	172,115	7.73	2,935,502	166,060	7.56

Cash and due from banks	30,663			53,664
Taxable loans – discontinued operations	11,274			201,734
Other assets, net	244,780			209,686

Total Assets	$3,259,265			$3,400,586

Liabilities
Savings and NOW	$964,895	13,919	1.93	$864,102	9,729	1.51
Time deposits	1,486,616	54,457	4.90	1,385,807	43,217	4.17
Long-term debt	2,491	86	4.62	4,491	156	4.64
Other borrowings	163,237	8,495	6.96	340,492	14,661	5.76

Interest Bearing Liabilities-
Continuing Operations	2,617,239	76,957	3.93	2,594,892	67,763	3.49

Demand deposits	303,045			278,845
Time deposits – discontinued operations	8,176			175,340
Other liabilities	77,548			97,006
Shareholders’ equity	253,257			254,503

Total liabilities and shareholders’ equity	$3,259,265			$3,400,586

Tax Equivalent Net Interest Income		$95,158			$98,297

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.27%			4.47%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $10.7 million and $4.5 million during the three months ended September 30, 2007 and 2006, respectively. During the nine-month periods ended September 30, 2007 and 2006, the provision was $33.8 million and $8.4 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio loans and asset quality.”) The substantial increases in the provision for loan losses in 2007 primarily reflect higher levels of non-performing loans and loan net charge-offs.
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
Non-interest income totaled $12.5 million during the three months ended September 30, 2007, a $1.8 million increase from the comparable period in 2006. This increase was primarily due to increases in service charges on deposits and in VISA check card interchange income as a result of the aforementioned branch acquisition. Non-interest income was $36.0 million and $34.1 million during the nine months ended September 30, 2007 and 2006, respectively. The first quarter of 2006 included $2.8 million of non-recurring income from a litigation settlement. The balance of changes in the components of non-interest income for the comparative year to date periods is generally commensurate with the quarterly comparative changes.
Non-Interest Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service charges on deposit accounts	$6,565	$5,285	$17,833	$14,784
Mepco litigation settlement				2,800
Net gains on assets sales
Real estate mortgage loans	1,094	1,115	3,413	3,329
Securities	52		259	171
VISA check card interchange income	1,287	870	3,529	2,532
Real estate mortgage loan servicing	633	561	1,872	1,835
Mutual fund and annuity commissions	517	324	1,463	970
Bank owned life insurance	471	402	1,368	1,195
Title insurance fees	363	416	1,207	1,298
Manufactured home loan origination fees and commissions	10	214	239	700
Other	1,537	1,534	4,789	4,490

Total non-interest income	$12,529	$10,721	$35,972	$34,104

Service charges on deposit accounts increased by 24.2% to $6.6 million and by 20.6% to $17.8 million during the three- and nine-month periods ended September 30, 2007, respectively, from the comparable periods in 2006. The increases in such service charges principally relate to the aforementioned branch acquisition as well as to growth in checking accounts as a result of deposit account promotions, including direct mail solicitations.
Our mortgage lending activities have a substantial impact on total non-interest income. Net gains on the sale of real estate mortgage loans were relatively consistent for all periods presented. Based on current economic conditions in Michigan as well as normal seasonal slowdowns, we would expect the level of mortgage loan origination and sales activity in the next two quarters to be lower than what we experienced in the third quarter of 2007.

Real Estate Mortgage Loan Activity

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Real estate mortgage loans originated	$113,563	$146,384	$359,991	$400,818
Real estate mortgage loans sold	77,154	75,517	224,279	208,987
Real estate mortgage loans sold with servicing rights released	14,121	13,678	38,404	30,058
Net gains on the sale of real estate mortgage loans	1,094	1,115	3,413	3,329
Net gains as a percent of real estate mortgage loans sold (“Loan Sale Margin”)	1.42%	1.48%	1.52%	1.59%
SFAS #133 adjustments included in the Loan Sale Margin	(0.06)	(0.05)	(0.03)	0.01
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
The third quarter of 2007 included $0.1 million in securities gains on the sale of approximately $40.7 million of securities. The third quarter of 2006 did not have any securities gains or losses.
VISA check card interchange income increased in 2007 compared to 2006. These results can be primarily attributed to an increase in the size of our card base due to the aforementioned branch acquisition and growth in checking accounts. In addition, the frequency of use of our VISA check card product by our customer base has increased due to our marketing efforts.
Real estate mortgage loan servicing generated income of $0.6 million and $1.9 million in the third quarter and first nine months of 2007 respectively, compared to $0.6 million and $1.8 million in the corresponding periods of 2006, respectively. The period end impairment reserve is based on a third-party valuation of our real estate mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$15,443	$14,128	$14,782	$13,439
Originated servicing rights capitalized	760	742	2,222	2,136
Amortization	(381)	(398)	(1,220)	(1,114)
(Increase)/decrease in impairment reserve	8	(19)	46	(8)

Balance at end of period	$15,830	$14,453	$15,830	$14,453

Impairment reserve at end of period	$22	$19	$22	$19

The increases in originated mortgage loan servicing rights capitalized are due to slightly higher levels of real estate mortgage loan sales in 2007 compared to 2006. The changes in the impairment reserve reflect the valuation of capitalized mortgage loan servicing rights at each period end. At September 30, 2007, we were servicing approximately $1.61 billion in real estate mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.06%, a weighted average service fee of 25.7 basis points and an estimated fair market value of $20.6 million.
Mutual fund and annuity commissions rose in 2007 compared to 2006 due to increased sales of these products primarily as a result of growth in the number of our licensed sales representatives.
Income from bank owned life insurance increased in 2007 primarily due to a higher balance of such insurance on which the crediting rate was applied.
The declines in title insurance fees in 2007 compared to 2006 primarily reflect the changes in our mortgage loan origination volume.
Manufactured home loan origination fees and commissions declined in 2007 compared to 2006. This industry has faced a challenging environment for several years as several buyers of this type of loan have exited the market or materially altered the guidelines under which they will purchase such loans. Further, regulatory changes have reduced the opportunity to generate revenues on the sale of insurance related to this type of lending. (Also see the discussion below under “Non-interest expense” about goodwill impairment charges associated with our former mobile home lending subsidiary, First Home Financial). Primarily as a result of the continuing adverse environment for manufactured home lending, operations at First Home Financial ceased on June 15, 2007 and this entity was dissolved on June 30, 2007. As a result, manufactured home loan origination fees and commissions essentially ended in the third quarter of 2007.
Non-interest expense Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses may increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices. As discussed earlier, we completed the consolidation of our four bank charters into one in September 2007. We also completed certain staff reductions at our banks during the second quarter of 2007 that are primarily related to efficiencies we have gained through the implementation of enhanced data processing tools at our bank branches. Third quarter 2007 non-interest expenses include $0.6 million of one-time expenses (primarily data processing and severance costs) associated with our bank consolidation. Additionally, second quarter 2007 compensation and employee benefits expense included $1.0 million of severance and other costs associated with staff reductions. In total, we expect to reduce annual non-interest expenses by approximately $3.3 million as a result of staff reductions. Further, we expect to achieve an additional $0.7 million to $1.2 million reduction in non-interest expenses as a result of the completion of the bank consolidation in the third quarter of 2007.
Non-interest expense increased by $5.0 million to $28.4 million and by $11.0 million to $86.1 million during the three- and nine-month periods ended September 30, 2007, respectively, compared to the like periods in 2006. The first nine months of 2007 and 2006 include $0.3 million and $0.6 million, respectively, in goodwill impairment charges as described below. The aforementioned branch acquisition as well as the opening of a few new branch offices account for much of the other increases in non-interest expense for the third quarter and first nine months of 2007 compared to the same periods in 2006.

Non-Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Salaries	$9,771	$9,483	$30,548	$28,217
Performance-based compensation and benefits	1,287	(140)	3,761	1,664
Other benefits	2,563	2,320	8,064	7,597

Compensation and employee benefits	13,621	11,663	42,373	37,478
Occupancy, net	2,521	2,208	7,870	7,315
Furniture, fixtures and equipment	1,798	1,667	5,689	5,183
Data processing	1,753	1,378	5,103	4,138
Advertising	1,472	1,006	3,965	3,009
Loan and collection	1,285	909	3,512	2,714
Credit card and bank service fees	939	958	2,876	2,880
Communications	962	861	2,806	2,704
Supplies	590	535	1,778	1,560
Amortization of intangible assets	934	600	2,439	1,800
Legal and professional	504	453	1,467	1,337
Branch acquisition and conversion costs			330
Goodwill impairment			343	612
Other	1,993	1,112	5,588	4,398

Total non-interest expense	$28,372	$23,350	$86,139	$75,128

Salaries expense includes $0.2 million and $1.1 million of severance costs in the third quarter and first nine months of 2007, respectively, associated with the staff reduction initiatives described above. Excluding these severance costs, salaries expense is up approximately 2% and 4% in the third quarter and year to date 2007 periods, respectively, compared to the like periods in 2006. These increases primarily reflect the employees added due to the aforementioned branch acquisition as well merit pay increases that were partially offset by staffing reductions. The increases in other benefits in 2007 compared to 2006 are primarily due to increased employee health care costs, payroll taxes and our 401(k) match of employees’ contributions.
We accrue for performance based compensation (expected annual cash bonuses, equity based compensation and the employee stock ownership plan contribution) based on the provisions of our incentive compensation plan and the performance targets established by our Board of Directors. Performance based compensation is higher in 2007 compared to 2006 primarily because we are accruing for an estimated employee stock ownership plan contribution at 3% of eligible employee salaries as compared to 2006 when we substantially eliminated all accruals for performance based compensation.
Occupancy, furniture, fixtures and equipment, data processing, communications, and supplies expenses all generally increased in 2007 compared to 2006 as a result of the growth of the organization through the opening of new branch (including the aforementioned branch acquisition) offices. In particular data processing costs in the third quarter of 2007 include $0.3 million of one time costs related to our bank consolidation. Data processing costs have also increased in 2007 due to the implementation of a new on-line teller and branch platform system.
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
Third quarter 2007 legal and professional fees include $0.1 million of one-time costs incurred related to our bank consolidation (primarily regulatory filings and various other legal services).
The year to date 2007 and 2006 non-interest expenses include goodwill impairment charges of $0.3 million and $0.6 million, respectively, at First Home Financial (FHF) which was acquired in 1998. FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities. As described above (see “Non-interest income”) revenues and profits have declined at FHF over the last few years and continued to decline in 2007. We test goodwill for impairment and based on the fair value of FHF, we recorded goodwill impairment charges. Since we acquired the stock of FHF, no income tax benefit was recorded related to these goodwill impairment charges. As indicated earlier, FHF was dissolved on June 30, 2007.
On July 12, 2007, the State of Michigan replaced its current Single Business Tax (SBT) with a new Michigan Business Tax (MBT). For taxpayers other than financial institutions and insurance companies, the MBT imposes two taxes, a modified gross receipts tax and a business income tax. Financial institutions are subject to an industry-specific tax which is based on net capital. The MBT is effective January 1, 2008. We believe the MBT will have an immaterial effect on our financial condition and results of operations when compared to the SBT. Both the SBT and the MBT, when effective, are recorded in “other non-interest expenses” on the Consolidated Statements of Income.
On October 1, 2007, the State of Michigan enacted a new law which is scheduled to be effective in December, 2007, expanding Michigan’s use tax to include specific services. We are currently analyzing the applicability of the new use tax on services provided and consumed by us to determine the effect that the law will have on our financial condition and results of operations.
Income tax expense Our effective income tax rate was lower during both the third quarter and for the first nine months of 2007 compared to the like periods in 2006. These decreases are primarily due to tax exempt interest income and income on bank owned life insurance representing a higher percentage of pre-tax earnings. In addition, the $2.8 million in income recorded for the litigation settlement in the first quarter of 2006 is not taxable. The primary reason for the difference between our statutory and effective income tax rates results from tax exempt interest income.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first nine months of 2007 and 2006 resulted in no impairment charges for other than temporary impairment on various investment securities within our portfolio. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.
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
At September 30, 2007 we had approximately $15.8 million of real estate mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying real estate mortgage loans, the interest rate used to discount the net cash flows from the real estate mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. We utilize an outside third party (with expertise in the valuation of real estate mortgage loan servicing rights) to assist us in our valuation process. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At September 30, 2007 we had approximately $669.2 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was $0.3 million at September 30, 2007.
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
At September 30, 2007 we had recorded $66.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from the above described branch acquisition, the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. However, we may incur impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions. During the first nine months of 2007 we recorded a $0.3 million goodwill impairment charge. (See “Non-interest expense.”)

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes in the market risk faced by the Registrant have occurred since December 31, 2006.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2007 pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	the Plan

July 2007	1,073	12.12	1,073
August 2007
September 2007	3,077	11.05	3,077

Total	4,150	11.33	4,150	437,586

(1)	Includes shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 750,000 shares of our common stock. The repurchase plan expires on December 31, 2007.
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 5, 2007	By	/s/ Robert N. Shuster

Robert N. Shuster, Principal Financial
Officer

Date November 5, 2007	By	/s/ James J. Twarozynski

James J. Twarozynski, Principal
Accounting Officer