Form 10-K
period 2007-12-31
INDEPENDENT BANK CORP /MI/
filed 2008-03-12
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007 or

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

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
           Large accelerated filer    ☐       Accelerated filer     ☑                 Non-accelerated filer    ☐                      Smaller reporting Company     ☐
              (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Act. Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2007, was $379,568,652.
The number of shares outstanding of the Registrant’s common stock as of March 7, 2008 was 22,892,415.
Documents incorporated by reference Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this annual report.
The Exhibit Index appears on Page 28

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

PART I
ITEM 1. BUSINESS
Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. We are registered under the Bank Holding Company Act of 1956, as amended, and own the outstanding stock of Independent Bank (the “Bank”) which is organized under the laws of the State of Michigan. During 2007 we consolidated our existing four bank charters into one.
Aside from the stock of our Bank, we have no other substantial assets. We conduct no business except for the collection of dividends from our Bank and the payment of dividends to our shareholders. Certain employee retirement plans (including employee stock ownership and deferred compensation plans) as well as health and other insurance programs have been established by us. The costs of these plans are borne by our Bank and their respective subsidiaries.
We have no material patents, trademarks, licenses or franchises except the corporate franchise of our Bank which permits it to engage in commercial banking pursuant to Michigan law.
Our Bank’s main office location is Ionia, Michigan and it had total loans and total deposits of $2.547 billion and $2.505 billion, respectively, at December 31, 2007.
On January 15, 2007 we sold substantially all of the insurance premium finance assets of Mepco Finance Corporation, formerly known as Mepco Insurance Premium Financing, Inc., (“Mepco”) to Premium Financing Specialists, Inc. (“PFS”). We received $176.0 million of cash that was utilized to payoff Brokered CD’s and short-term borrowings at Mepco’s parent company, Independent Bank. Under the terms of the sale, PFS also assumed approximately $11.7 million in liabilities. In the fourth quarter of 2006, we recorded a loss of $0.2 million and accrued for approximately $1.1 million of expenses related to the disposal of this business. We also allocated $4.1 million of goodwill and $0.3 million of other intangible assets to this business. Revenues and expenses associated with Mepco’s insurance premium finance business have been presented as discontinued operations in the Consolidated Statements of Operations. Likewise, the assets and liabilities associated with this business have been reclassified to discontinued operations in the Consolidated Statements of Financial Condition.
We completed the acquisition of ten branches with total deposits of approximately $235 million from TCF National Bank in March 2007. These branches are located in or near Battle Creek, Bay City and Saginaw, Michigan. We

ITEM 1. BUSINESS (Continued)
used the proceeds from these deposits to payoff higher costing short term borrowings and brokered certificates of deposit.
Our Bank transacts business in the single industry of commercial banking. Most of our Bank’s offices provide full-service lobby and drive-thru services in the communities which it serves. Automatic teller machines are also provided at most locations.
Our Bank’s activities cover all phases of commercial banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services. Our Bank’s mortgage lending activities are primarily conducted through a separate mortgage bank subsidiary. We also provide payment plans to consumers to purchase extended automobile warranties through Mepco. In addition, our Bank offers title insurance services through a separate subsidiary and provides investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Bank does not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Bank’s branch network. The local economies of the communities served by our Bank are relatively stable and reasonably diversified. Our Bank serves its markets through its main office and a total of 106 branches, 3 drive-thru facilities and 9 loan production offices.
Our Bank competes with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than we do and offer certain services that we do not currently provide. Such competitors may also have greater lending limits than our Bank. In addition, non-bank competitors are generally not subject to the extensive regulations applicable to us.
Price (the interest charged on loans and/or paid on deposits) remains a principal means of competition within the financial services industry. Our Bank also competes on the basis of service and convenience in providing financial services.
The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

	2007	2006	2005
Interest and fees on loans	74.8%	74.1%	71.2%
Other interest income	7.7	8.8	10.7
Non-interest income	17.5	17.1	18.1

	100.0%	100.0%	100.0%

As of December 31, 2007, we had 1,046 full-time employees and 292 part-time employees.
Supervision and Regulation
The following is a summary of certain statutes and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our Bank.
General
Financial institutions and their holding companies are extensively regulated under Federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Services, Division of Financial Institutions (the “OFIS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted. As of April 6, 2008, OFIS will be renamed the Office of

ITEM 1. BUSINESS (Continued)
Financial and Insurance Regulation (the “OFIR”). This is only a change of their name with no changes to the structure or function of the organization.
Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors, and the public, rather than our shareholders.
Federal law and regulations establish supervisory standards applicable to the lending activities of our Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
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

ITEM 1. BUSINESS (Continued)
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
Included in our Tier 1 capital is $80.3 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). In March 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill (less any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 90 basis points at December 31, 2007 (this calculation assumes no transition period).
The Federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

ITEM 1. BUSINESS (Continued)
Dividends. Most of our revenues are received in the form of dividends paid by our Bank. Thus, our ability to pay dividends to our shareholders is indirectly limited by statutory restrictions on the ability of our Bank to pay dividends, as discussed below. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve to restrict the amount of dividends that an insured bank can pay which fails to meet specified capital levels.
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
Our Bank
General. Our Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. As a member of the Federal Reserve System, and a Michigan chartered bank, our Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary regulator, and OFIS, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to our Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
Deposit Insurance. As an FDIC-insured institution, our Bank is required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.
The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. The DRR is currently established at 1.25%.
Under the FDIC’s rate schedule, most well-capitalized banks will pay 5 to 7 basis points (calculated against the bank’s deposit base) annually for deposit insurance premiums. That rate increases to 43 basis points for banks that pose significant supervisory concerns. Premiums are assessed and collected quarterly by the FDIC.
Premiums were initially offset for certain eligible institutions by a one-time assessment credit granted in recognition of historical contributions made by the eligible institutions to the deposit fund. The credit may be applied against the institution’s 2007 assessment and, for the three years thereafter, the institution may apply the credit against up to 90% of its assessment. The aggregate credits for which our Bank qualified were used in their entirety during 2007.

ITEM 1. BUSINESS (Continued)
FICO Assessments. Our Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be approximately 0.011% of deposits.
OFIS Assessments. Michigan banks are required to pay supervisory fees to the OFIS to fund their operations. The amount of supervisory fees paid by a bank is based upon the bank’s total assets.
Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, FDIC-insured member banks, such as our Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, Federal Reserve regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
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
At December 31, 2007, our Bank’s ratios exceeded minimum requirements for the well-capitalized category.
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
Dividends. Under Michigan law, banks are restricted as to the maximum amount of dividends they may pay on their common stock. Our Bank may not pay dividends except out of its net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend.

ITEM 1. BUSINESS (Continued)
As a member of the Federal Reserve System, our Bank is required to obtain the prior approval of the Federal Reserve Board for the declaration or payment of a dividend if the total of all dividends declared in any year will exceed the total of (a) the Bank’s retained net income (as defined by federal regulation) for that year, plus (b) the Bank’s retained net income for the preceding two years. During 2008, our Bank could, without prior approval, declare dividends equal to 2008 net profits retained to the date of the dividend declaration. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition, the Federal Reserve may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice or if the bank is in default of payment of any assessment due to the FDIC.
Insider Transactions. Our Bank is subject to certain restrictions imposed by the Federal Reserve Act on “covered transactions” with us or our subsidiaries, which include on investments in our stock or other securities issued by us or our subsidiaries, the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans and extensions of credit to us or our subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by our Bank to its directors and officers, to our directors and officers and those of our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our Bank maintains a correspondent relationship.
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
Investment and Other Activities. Under federal law and regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the bank’s primary federal regulator determines the activity would not pose a significant risk to the DIF. Impermissible investments and activities must be otherwise divested or discontinued within certain time frames set by the bank’s primary federal regulator in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of our Bank.
Consumer Banking. Our Bank’s business includes making a variety of types of loans to individuals. In making these loans, our Bank is subject to state usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, and the regulations promulgated under these statutes, which (among other things) prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our Bank and its directors and officers.
Branching Authority. Michigan banks, such as our Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.
Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIS (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan

ITEM 1. BUSINESS (Continued)
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
In addition, although Mepco sold its insurance premium finance business in January of 2007 and no longer originates insurance premium finance loans, it engaged in this business in 2006 and agreed to service the insurance premium finance loans sold in January 2007 until their maturity.  In connection with these servicing activities, Mepco is subject to extensive state regulation, including various rules regarding the cancellation of the insurance policy(ies) being financed upon nonpayment by the insured. In December 2007, Mepco completed the servicing of the insurance premium finance loans that it had sold.
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
The information set forth in the tables captioned “Average Balances and Tax Equivalent Rates” and “Change in Tax Equivalent Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO
          (A) The following table sets forth the book value of securities at December 31:

	2007	2006	2005
	(in thousands)
Available for sale
U.S. Treasury		$4,914	$4,873
States and political subdivisions	$208,132	244,284	257,840
Mortgage-backed	109,479	130,195	162,461
Other asset-backed	10,400	12,508	15,339
Trust preferred	9,985	11,259	12,498
Preferred stock	24,198	29,625	28,337
Other	2,000	2,000	2,099

Total	$364,194	$434,785	$483,447

ITEM 1.	BUSINESS — STATISTICAL DISCLOSURE (Continued)
II.	INVESTMENT PORTFOLIO (Continued)
     (B) The following table sets forth contractual maturities of securities at December 31, 2007 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for sale
States and political subdivisions	$15,935	7.60%	$47,713	7.09%	$62,980	6.93%	$81,504	6.29%
Mortgage-backed	3,694	6.41	104,019	5.04	1,175	7.10	591	7.68
Other asset-backed			8,994	6.80	1,406	7.72
Trust preferred							9,985	8.65
Preferred stock							24,198	8.26
Other securities							2,000	4.28

Total	$19,629	7.38%	$160,726	5.75%	$65,561	6.95%	$118,278	6.87%

Tax equivalent adjustment for calculations of yield	$424		$1,183		$1,530		$2,997

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

	Tax-Exempt		Rate on Tax
Available for sale	Rate	Adjustment	Equivalent Basis
Under 1 year	4.94%	2.66%	7.60%
1-5 years	4.61	2.48	7.09
5-10 years	4.50	2.43	6.93
After 10 years	4.52	2.22	6.74

ITEM 1.	BUSINESS — STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO
     (A) The following table sets forth total loans outstanding at December 31:

	2007	2006	2005	2004	2003
	(in thousands)
Loans held for sale	$33,960	$31,846	$28,569	$38,756	$32,642
Real estate mortgage	873,945	865,522	852,742	773,609	681,602
Commercial	1,066,276	1,083,921	1,030,095	931,251	603,558
Installment	368,478	350,273	304,053	266,042	234,562
Finance receivables	238,197	183,679	185,427	115,580	55,333

Total Loans	$2,580,856	$2,515,241	$2,400,886	$2,125,238	$1,607,697

     The loan portfolio is periodically and systematically reviewed, and the results of these reviews are reported to the Boards of Directors of our Bank. The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with consumer protection laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.
     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2007:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Real estate mortgage	$64,113	$47,066	$10,100	$121,279
Commercial	572,000	418,362	75,914	1,066,276
Finance receivables	100,428	137,769		238,197

Total	$736,541	$603,197	$86,014	$1,425,752

     The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2007:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$556,822	$46,375	$603,197
Due after five years	80,359	5,655	86,014

Total	$637,181	$52,030	$689,211

ITEM 1.	BUSINESS — STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO (Continued)
     (C) The following table sets forth non-performing loans at December 31:

	2007	2006	2005	2004	2003
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$72,682	$35,683	$11,546	$11,119	$8,316

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	4,394	3,479	4,862	3,123	3,284

(c) Loans not included above which are “troubled debt restruc- turings” as defined in State- ment of Financial Accounting Standards No. 15 (2)	173	60	84	218	335

Total non-performing loans	$77,249	$39,222	$16,492	$14,460	$11,935

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $4,735,000 would have been earned in 2007 had loans in categories (a) and (c) remained at their original terms; however, only $633,000 was included in interest income for the year with respect to these loans.
     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $12,500,000 at December 31, 2007. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss.
     At December 31, 2007, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).
     There were no other interest-bearing assets at December 31, 2007, that would be required to be disclosed above (Item III(C)), if such assets were loans.
     There were no foreign loans outstanding at December 31, 2007.

ITEM 1. IV.	BUSINESS — STATISTICAL DISCLOSURE (Continued) SUMMARY OF LOAN LOSS EXPERIENCE
     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2007	2006	2005
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,580,856	$2,515,241	$2,400,886

Average total loans outstanding for the year (net of unearned fees)	$2,541,305	$2,472,091	$2,268,846

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$26,879	$1,881	$22,420	$1,820	$24,162	$1,846

Loans charged-off
Real estate mortgage	6,644		2,660		1,611
Commercial	14,236		6,214		5,141
Installment	5,943		4,913		4,246
Finance receivables	213		274		94

Total loans charged-off	27,036		14,061		11,092

Recoveries of loans previously charged-off
Real estate mortgage	381		215		97
Commercial	328		496		226
Installment	1,629		1,526		1,195
Finance receivables	8

Total recoveries	2,346		2,237		1,518

Net loans charged-off	24,690		11,824		9,574
Additions to allowance charged to operating expense	43,105	55	16,283	61	7,832	(26)
Allowance on loans from businesses acquired

Balance at end of year	$45,294	$1,936	$26,879	$1,881	$22,420	$1,820

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.97%		.48%		.42%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.75		1.07		.93

ITEM 1.	BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2004	2003
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,125,238	$1,607,697

Average total loans outstanding for the year (net of unearned fees)	$1,893,007	$1,569,844

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$16,455	$892	$15,830	$875

Loans charged-off
Real estate mortgage	677		413
Commercial	849		1,628
Installment	3,194		2,412
Finance receivables	112		83

Total loans charged-off	4,832		4,536

Recoveries of loans previously charged-off
Real estate mortgage	39		115
Commercial	190		216
Installment	1,012		756
Finance receivables

Total recoveries	1,241		1,087

Net loans charged-off	3,591		3,449
Additions to allowance charged to operating expense	3,062	954	3,826	17
Allowance on loans from business acquired	8,236		248

Balance at end of year	$24,162	$1,846	$16,455	$892

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.19%		.22%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.14		1.02
     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.
     Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 1.	BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
     (B) We have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

	2007		2006		2005
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$27,829	41.3%	$15,010	43.1%	$11,735	42.9%
Real estate mortgage	4,657	35.2	1,645	35.7	1,156	36.7
Installment	3,224	14.3	2,469	13.9	2,835	12.7
Finance receivables	475	9.2	292	7.3	293	7.7
Unallocated	9,109		7,463		6,401

Total	$45,294	100.0%	$26,879	100.0%	$22,420	100.0%

	2004		2003
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$13,640	43.8%	$8,088	37.6%
Real estate mortgage	988	38.2	442	44.4
Installment	2,769	12.5	1,299	14.6
Finance receivables	394	5.5	349	3.4
Unallocated	6,371		6,277

Total	$24,162	100.0%	$16,455	100.0%

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
V.            DEPOSITS
     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2007		2006		2005
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(dollars in thousands)
Non-interest bearing demand	$300,886		$279,279		$283,670
Savings and NOW	971,807	1.93%	864,528	1.57%	871,599	0.96%
Time deposits	1,439,177	4.88	1,405,850	4.32	1,087,830	3.09

Total	$2,711,870	3.28%	$2,549,657	2.91%	$2,243,099	1.87%

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2007:

(in thousands)
Three months or less	$83,657
Over three through six months	86,488
Over six months through one year	33,718
Over one year	14,740

Total	$218,603

VI. RETURN ON EQUITY AND ASSETS
     The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2007	2006	2005	2004	2003
Income from continuing operations as a percent of
Average common equity	3.96%	13.06%	18.63%	20.30%	24.47%
Average total assets	0.31	0.99	1.42	1.48	1.66

Net income as a percent of
Average common equity	4.12	12.82	19.12	19.42	24.89
Average total assets	0.32	0.97	1.45	1.42	1.69

Dividends declared per share as a percent of diluted net income per share	186.67	54.55	36.04	35.93	31.18

Average shareholders’ equity as a percent of average total assets	7.72	7.60	7.61	7.31	6.80
     Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
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
In particular during 2007 and 2006 our level of non-performing loans, net loan charge-offs, loan delinquencies and provision for loan losses all increased over the prior years.
We have credit risk inherent in our securities portfolio. We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, we may, in the future, experience losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.
The operation of our warranty payment plan business is relatively new to us, involves unique operational risks, and could expose us to significant losses. One of our subsidiaries, Mepco Finance Corporation, is engaged in the business of providing payment plans to consumers to purchase vehicle warranties on a national basis. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our Bank. Mepco also faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans.
We acquired Mepco in April of 2003 and therefore have only limited experience in operating a finance company of this nature. Our future performance may be adversely affected if we fail to successfully manage Mepco. Mepco’s business is highly specialized, and its success will depend largely on the continued services of its executives and other key employees familiar with its business.
In addition, because financing in this market is conducted primarily through relationships with unaffiliated automobile warranty administrators and because the customers are located nationwide, risk management and general supervisory oversight is generally more difficult than in our Bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of significant loss in this business.

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
We are unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:

—	inflation or deflation rates;
—	levels of business activity;
—	recession;
—	unemployment levels;
—	money supply;
—	domestic or foreign events; and
—	instability in domestic and foreign financial markets.
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
We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our strategies. We do not have employment or non-compete agreements with any of these key employees. The

ITEM 1A. RISK FACTORS (continued)
unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
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
An economic slowdown could have many adverse consequences, including the following:

—	Loan delinquencies may increase;
—	Problem assets and foreclosures may increase;
—	Demand for our products and services may decline; and
—	Collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.
In particular during 2007 and 2006 our level of non-performing loans, net loan charge-offs, loan delinquencies and provision for loan losses all increased over the prior years.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We and our Bank operate a total of 125 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Bank’s business or to the consolidated financial statements.
With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.
ITEM 3. LEGAL PROCEEDINGS
Due to the nature of our business, we are often subject to numerous legal actions. These legal actions, whether pending or threatened, arise through the normal course of business and are not considered unusual or material.
In May 2004, we received an unsolicited anonymous letter regarding certain business practices at Mepco, which was acquired in April 2003 and is now a wholly-owned subsidiary of Independent Bank. We processed this letter in compliance with our Policy Regarding the Resolution of Reports on the Company’s Accounting, Internal Controls and Other Business Practices. Under the direction of our Audit Committee, special legal counsel was engaged to investigate the matters raised in the anonymous letter. This investigation was completed during the first quarter of 2005 and we have determined that any amounts or issues relating to the period after our April 2003 acquisition of Mepco were not significant. The terms of the agreement under which we acquired Mepco, obligated the former shareholders of Mepco to indemnify us for existing and resulting damages and liabilities from pre-acquisition activities at Mepco.
The potential amount of liability related to periods prior to our April 2003 acquisition date has been determined to not exceed approximately $4.0 million. This potential liability primarily encompasses funds that may be due to former customers of Mepco related to loan overpayments or unclaimed funds that may be subject to escheatment. Prior to our acquisition, Mepco had erroneously recorded these amounts as revenue over a period of several years. The final liability may, however, be less, depending on the facts related to each loan account, the application of the law to those facts and the applicable state escheatment requirements for unclaimed funds. In the second quarter of 2004 we recorded a liability of $2.7 million with a corresponding charge to earnings (included in non-interest expenses) for potential amounts due to third parties (either former loan customers or to states for the escheatment of unclaimed funds). We have been engaged in a process of reviewing individual account records at Mepco to determine the appropriate amount (if any) due to a customer. As of December 31, 2007 we had sent out approximately $2.6 million as a result of this review process and $1.4 million remains accrued at that date.
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

		First elected
		as an executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (52)	President, Chief Executive Officer and Director	1993

Robert N. Shuster (50)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (48)	Executive Vice President and Chief Lending Officer	2007

William B. Kessel (43)	Executive Vice President and Chief Operating Officer	2004

David C. Reglin (48)	Executive Vice President, Retail Banking	1998

Peter R. Graves (50)	Senior Vice President, Chief Information Officer	1999

Richard E. Butler (56)	Senior Vice President, Operations	1998

James J. Twarozynski (42)	Senior Vice President, Controller	2002
Prior to being named as President and Chief Executive Officer on January 1, 2005, Mr. Magee was Executive Vice President and COO since 2004 and prior to that was President and Chief Executive Officer of Independent Bank since 1993.
Prior to being named Executive Vice President and Chief Lending Officer in 2007, Ms. Kimball was a Senior Vice President at Comerica Incorporated since 1998.
Prior to being named Executive Vice President and Chief Operations Officer in 2007, Mr. Kessel was President and Chief Executive Officer of Independent Bank since 2004 and was Senior Vice President since 1996.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Quarterly Summary “ in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference. Information under the caption “Shareholder Return Performance Graph” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated by reference. Information under the caption “Shareholder Return Performance Graph” in our definitive proxy statement is not deemed to be filed with the Securities and Exchange Commission.
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2007 pursuant to our share repurchase plan:

Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased	Paid Per Share	Announced Plan(2)	the Plan

October 2007(1)	1,314	$10.56	1,314
November 2007
December 2007

Total	1,314	$10.56	1,314	0

(1)	All of the shares purchased were used to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Shares were purchased pursuant to a stock repurchase plan authorizing the purchase up to 750,000 shares of our common stock. The repurchase plan expired on December 31, 2007.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, management’s report on internal controls, and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at
     December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended
     December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity
     for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income
     for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended
     December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption “Quarterly Financial Data” in our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2007 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Management’s Annual Report on Internal Control Over Financial Reporting under Item 8 hereof is included in the 2007 Annual Report under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm’s attestation report on our internal control over financial reporting is also included in the 2007 Annual Report under the caption “Report of Independent Registered Public Accounting Firm” under item 8 hereof and is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES (continued)
3.	There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS — The information with respect to our Directors, set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated herein by reference.
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
CORPORATE GOVERNANCE – Information relating to certain functions and the composition of our board committees, set forth under the caption “Board Committees Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation”, “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Compensation Committee Report” in our definitive proxy statement is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Voting Securities and Record Date”, “Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2007.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,659,000	$19.55	273,000

Equity compensation plan not approved by security holders	None		None
PART III.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the caption s “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 29, 2008 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 5, 2008.
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

Donna J. Banks, Director	/s/ Donna J. Banks	March 8, 2008

Jeffrey A. Bratsburg, Director	/s/ Jeffrey A. Bratsburg	March 9, 2008

Stephen L. Gulis, Jr., Director	/s/ Stephen L. Gulis, Jr.	March 10, 2008

Terry L. Haske, Director	/s/ Terry L. Haske	March 7, 2008

Robert L. Hetzler, Director	/s/ Robert L Hetzler	March 7, 2008

Michael M. Magee, Jr., Director	/s/ Michael M. Magee, Jr.	March 5, 2008

Clarke B. Maxson, Director	/s/ Clarke B. Maxson	March 8, 2008

James E. McCarty, Director	/s/ James E. McCarty	March 7, 2008

Charles A. Palmer, Director	/s/ Charles A. Palmer	March 11, 2008

Charles C. Van Loan, Director	/s/ Charles C. Van Loan	March 5, 2008

EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH
13	Annual report, relating to the April 29, 2008 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm (Crowe Chizek and Company LLC)

24	Power of Attorney (Included on page 27).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBITS INCORPORATED BY REFERENCE
3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to our report on Form 10-Q for the quarter ended June 30, 1994).

3.1(a)	Amendments to Article III and Article VI of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) to our report on Form 10-K for the year ended December 31, 2000).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3(ii) to our report on Form 10-Q for the quarter ended June 30, 1994).

4.1	Certificate of Trust of IBC Capital Finance II dated February 26, 2003 (incorporated herein by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.2	Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.3	Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.4	Preferred Securities Guarantee Agreement dated March 19, 2003 (incorporated herein by reference to Exhibit 4.4 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.5	Agreement as to Expenses and Liabilities dated March 19, 2003 (incorporated herein by reference to Exhibit 4.5 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.6	Indenture dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

EXHIBIT INDEX (Continued)
4.7	8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).

10.2	The form of Indemnity Agreement approved by our shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).

10.3*	Non-Employee Director Stock Option Plan, as amended, approved by our shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).

10.4*	Employee Stock Option Plan, as amended, approved by our shareholders at its April 17, 2000 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).

10.5	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).

10.6*	Independent Bank Corporation Long-term Incentive Plan, as amended through April 26, 2005, (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 2005).

* Represents a compensation plan.