Form 10-Q
period 2008-03-31
INDEPENDENT BANK CORP /MI/
filed 2008-05-08
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES       ☑     NO     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES      ☐      NO     ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	22,767,480

Class	Outstanding at May 7, 2008

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$58,210	$79,289
Trading securities	12,855
Securities available for sale	345,478	364,194
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26,352	21,839
Loans held for sale, carried at fair value, at March 31, 2008	33,056	33,960
Loans
Commercial	1,060,290	1,066,276
Mortgage	866,229	873,945
Installment	363,743	368,478
Finance receivables	248,085	238,197

Total Loans	2,538,347	2,546,896
Allowance for loan losses	(49,911)	(45,294)

Net Loans	2,488,436	2,501,602
Property and equipment, net	73,343	73,558
Bank owned life insurance	43,413	42,934
Goodwill	66,754	66,754
Other intangibles	14,469	15,262
Capitalized mortgage loan servicing rights	15,297	15,780
Accrued income and other assets	69,748	60,910

Total Assets	$3,247,411	$3,276,082

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$291,000	$294,332
Savings and NOW	1,005,040	987,299
Retail time	708,156	707,419
Brokered time	247,603	516,077

Total Deposits	2,251,799	2,505,127
Federal funds purchased	45,831	54,452
Other borrowings	543,180	302,539
Subordinated debentures	92,888	92,888
Financed premiums payable	42,145	44,911
Liabilities of discontinued operations		34
Accrued expenses and other liabilities	33,028	35,629

Total Liabilities	3,008,871	3,035,580

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 23,015,040 shares at March 31, 2008 and 22,647,511 shares at December 31, 2007	22,765	22,601
Capital surplus	196,675	195,302
Retained earnings	19,062	22,770
Accumulated other comprehensive income (loss)	38	(171)

Total Shareholders’ Equity	238,540	240,502

Total Liabilities and Shareholders’ Equity	$3,247,411	$3,276,082

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Interest Income
Interest and fees on loans	$48,126	$49,953
Interest on securities
Taxable	2,304	2,477
Tax-exempt	2,247	2,600
Other investments	357	314

Total Interest Income	53,034	55,344

Interest Expense
Deposits	16,212	22,408
Other borrowings	6,437	3,304

Total Interest Expense	22,649	25,712

Net Interest Income	30,385	29,632
Provision for loan losses	11,316	8,139

Net Interest Income After Provision for Loan Losses	19,069	21,493

Non-interest Income
Service charges on deposit accounts	5,647	4,888
Net gains (losses) on assets
Mortgage loans	1,867	1,081
Securities	(2,163)	79
VISA check card interchange income	1,371	950
Mortgage loan servicing	(323)	527
Title insurance fees	417	414
Other income	2,676	2,731

Total Non-interest Income	9,492	10,670

Non-interest Expense
Compensation and employee benefits	14,184	13,968
Occupancy, net	3,114	2,614
Loan and collection	1,925	1,006
Furniture, fixtures and equipment	1,817	1,900
Data processing	1,725	1,438
Advertising	1,100	1,152
Branch acquisition and conversion costs		422
Goodwill impairment		343
Other expenses	6,386	5,123

Total Non-interest Expense	30,251	27,966

Income (Loss) From Continuing Operations Before Income Tax	(1,690)	4,197
Income tax expense (benefit)	(2,031)	305

Income From Continuing Operations	341	3,892
Discontinued operations, net of tax		351

Net Income	$341	$4,243

Income Per Share From Continuing Operations
Basic	$.02	.17
Diluted	.01	.17
Net Income Per Share
Basic	$.02	.19
Diluted	.01	.18
Dividends Per Common Share
Declared	$.11	.21
Paid	.21	.20
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Net Income	$341	$4,243

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	85,916	70,293
Disbursements for loans held for sale	(83,145)	(71,325)
Provision for loan losses	11,316	8,288
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(4,524)	(2,584)
Net gains on mortgage loans	(1,867)	(1,081)
Net (gains) losses on securities	2,163	(79)
Goodwill impairment		343
Deferred loan fees	(130)	(82)
Share based compensation	148
(Increase) decrease in accrued income and other assets	(8,179)	813
Decrease in accrued expenses and other liabilities	(614)	(4,776)

	1,084	(190)

Net Cash from Operating Activities	1,425	4,053

Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	7,913	6,367
Proceeds from the maturity of securities available for sale	5,747	8,790
Principal payments received on securities available for sale	5,567	8,094
Purchases of securities available for sale	(15,403)	(19,000)
Purchase of Federal Home Loan Bank stock	(4,513)
Decrease in portfolio loans originated, net of principal payments	9,567	4,135
Acquisition of business offices, less cash paid		210,053
Proceeds from sale of insurance premium finance business		175,901
Capital expenditures	(1,917)	(2,642)

Net Cash from Investing Activities	6,961	391,698

Cash Flow (used in) Financing Activities
Net decrease in total deposits	(254,000)	(107,505)
Net increase (decrease) in other borrowings and federal funds purchased	141,274	(169,823)
Proceeds from Federal Home Loan Bank advances	243,000	32,000
Payments of Federal Home Loan Bank advances	(151,754)	(49,003)
Repayment of long-term debt	(500)	(500)
Net decrease in financed premiums payable	(2,766)	(1,854)
Dividends paid	(4,770)	(4,584)
Repurchase of common stock		(5,989)
Proceeds from issuance of common stock	51	68

Net Cash (used in) Financing Activities	(29,465)	(307,190)

Net Increase (Decrease) in Cash and Cash Equivalents	(21,079)	88,561
Change in cash and cash equivalents of discontinued operations		167
Cash and Cash Equivalents at Beginning of Period	79,289	73,142

Cash and Cash Equivalents at End of Period	$58,210	$161,870

Cash paid during the period for
Interest	$25,763	$28,502
Income taxes	54	4
Transfer of loans to other real estate	6,947	1,059
Adoption of fair value option — securities transferred from available for sale to trading	15,018
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Three months ended
	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Balance at beginning of period	$240,502	$258,167
Net income	341	4,243
Cash dividends declared	(2,531)	(4,739)
Issuance of common stock	1,389	369
Share based compensation	148
Repurchase of common stock		(5,989)
Net change in accumulated other comprehensive income, net of reclassification adjustment pursuant to the adoption of SFAS #159 and related tax effect	(1,309)	(234)

Balance at end of period	$238,540	$251,817

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2008 and December 31, 2007, and the results of operations for the three-month periods ended March 31, 2008 and 2007. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2007 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements", (“SFAS #157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS #157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement on January 1, 2008 did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS #159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This new standard is effective for us on January 1, 2008. We elected the fair value option for certain securities available for sale that existed at January 1, 2008 and for loans held for sale originated on or after January 1, 2008. The cumulative effect adjustment to retained earnings resulting from the adoption of SFAS #159 was an after tax decrease of $1.5 million. This amount was reclassified from accumulated other comprehensive income.
In November, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As a result of adoption of SAB 109, gains on mortgage loans increased by $0.4 million, before tax during the first three months of 2008.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $102.2 million at
March 31, 2008, and $77.2 million at December 31, 2007.
Impaired loans totaled approximately $84.9 million, $61.3 million and $29.8 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. At those same dates, certain impaired loans with balances of approximately $69.6 million, $53.4 million and $20.6 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $16.2 million, $10.7 million and $4.9 million, respectively. Our average investment in impaired loans was approximately $73.1 million and $26.5 million for the three-month periods ended March 31, 2008 and 2007, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first quarters of 2008 and 2007 was approximately $0.2 million and $0.1 million, respectively, of which the majority of these amounts were recorded in cash.
An analysis of the allowance for loan losses is as follows:

	Three months ended
	March 31,
	2008		2007
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$45,294	$1,936	$26,879	$1,881
Additions (deduction)
Provision charged to operating expense	11,383	(67)	7,989	150
Recoveries credited to allowance	569		555
Loans charged against the allowance	(7,335)		(4,515)

Balance at end of period	$49,911	$1,869	$30,908	$2,031

4. Comprehensive income for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Net income	$341	$4,243
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	172	390
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	(1,481)	(523)
Reclassification adjustment for accretion on settled derivative financial instruments		(101)

Comprehensive income	$(968)	$4,009

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The net change in unrealized gain (loss) on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Gain reclassified into earnings	$	$79
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	$	$28
5. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB”) and Mepco Finance Corporation (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments. In September 2007 we consolidated our four existing bank charters into one. Prior to this consolidation we reported each of the four banks as separate segments. Prior period information for the four banks has been consolidated under our current IB segment.
A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:
As of or for the three months ended March 31,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2008
Total assets	$2,961,661	$277,146	$337,565	$(328,961)	$3,247,411
Interest income	45,860	7,174			53,034
Net interest income	26,739	5,515	(1,869)		30,385
Provision for loan losses	11,242	74			11,316
Income (loss) before income tax	(3,031)	3,821	(2,456)	(24)	(1,690)
Net income (loss)	(497)	2,373	(1,520)	(15)	341
2007
Total assets	$3,153,381	$214,776	$336,946	$(349,532)	$3,355,571
Interest income	50,302	5,198	5	(161)	55,344
Net interest income	27,969	3,268	(1,563)	(42)	29,632
Provision for loan losses	8,010	129			8,139
Income (loss) from continuing operations before income tax	4,976	1,388	(2,337)	170	4,197
Discontinued operations, net of tax		351			351
Net income (loss)	4,330	1,220	(1,393)	86	4,243

(1)	Includes amounts relating to our parent company and certain insignificant operations.
6. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options, stock units for a deferred compensation plan for non-employee directors and restricted stock awards.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2008	2007
	(in thousands, except per share amounts)
Income from continuing operations	$341	$3,892

Net income	$341	$4,243

Shares outstanding	22,639	22,829
Effect of stock options	35	257
Stock units for deferred compensation plan for non-employee directors	62	58
Restricted stock awards	32

Shares outstanding for calculation of diluted earnings per share	22,768	23,144

Income per share from continuing operations
Basic	$.02	$.17
Diluted	.01	.17
Net income per share
Basic	$.02	$.19
Diluted	.01	.18
Weighted average stock options outstanding that were anti-dilutive totaled 1.4 million and 0.7 million for the three-months ended March 31, 2008 and 2007, respectively.
7. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS #133”) which was subsequently amended by SFAS #138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	March 31, 2008
	Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Fair Value Hedges — pay variable interest-rate swap agreements	$106,159	2.6	$499

Cash Flow Hedges
Pay fixed interest-rate swap agreements	$139,500	2.7	$(2,543)
Interest-rate cap agreements	178,500	1.2	17

	$318,000	1.9	$(2,526)

No hedge designation
Pay fixed interest-rate swap agreements	$5,000	0.1	$(7)
Pay variable interest-rate swap agreements	5,000	0.1	7
Interest-rate cap agreements	112,000	1.5	22
Rate-lock mortgage loan commitments	25,961	0.1	339
Mandatory commitments to sell mortgage loans	57,581	0.1	(29)

Total	$205,542	0.9	$332

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
We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”). Cash Flow Hedges currently include certain pay-fixed interest-rate swaps and interest-rate cap agreements.
Through certain special purposes entities we issue trust preferred securities as part of our capital management strategy. Certain of these trust preferred securities are variable rate which exposes us to variability in cash flows . To mitigate our exposure to fluctuations in cash flows resulting from changes in interest rates, on approximately $20.0 million of variable rate trust preferred securities, we entered into a pay-fixed interest-rate swap agreement in September, 2007.
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $1.0 million and $1.2 million at March 31, 2008 and December 31, 2007, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $1.0 million, net of tax, of unrealized losses on Cash Flow Hedges at March 31, 2008 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2008 is 6.8 years.
We also use long-term, fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments (“Fair Value Hedges”). Fair Value Hedges currently include pay-variable interest-rate swaps.
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
In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate Lock Commitments”). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of mortgage loans. We obtain market prices on Mandatory Commitments and Rate Lock Commitments. Net gains on the sale of mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2008 and 2007 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three- month period ended March 31, 2008

Interest-rate cap agreements not designated as hedges	$(94)		$(94)
Rate Lock Commitments	387		387
Mandatory Commitments	34		34
Ineffectiveness of Fair value hedges	10		10
Ineffectiveness of Cash flow hedges
Cash flow hedges		$(2,185)	(2,185)
Reclassification adjustment		(94)	(94)

Total	337	(2,279)	(1,942)
Income tax	118	(798)	(680)

Net	$219	$(1,481)	$(1,262)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three- month period ended March 31, 2007

Interest-rate swap agreements not designated as hedges	$17		$17
Interest-rate cap agreements not designated as hedges	(38)		(38)
Rate Lock Commitments	50		50
Mandatory Commitments	(75)		(75)
Ineffectiveness of Fair value hedges	5		5
Ineffectiveness of Cash flow hedges	3		3
Cash flow hedges		$(1,425)	(1,425)
Reclassification adjustment		466	466

Total	(38)	(959)	(997)
Income tax	(13)	(335)	(348)

Net	$(25)	$(624)	$(649)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. SFAS No. 141, “Business Combinations,” (“SFAS #141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS #142”) effects how organizations account for business combinations and for the goodwill and intangible assets that arise from those combinations or are acquired otherwise.
Intangible assets, net of amortization, were comprised of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Core deposit	$31,326	$17,348	$31,326	$16,648
Customer relationship	1,302	1,116	1,302	1,099
Covenants not to compete	1,520	1,215	1,520	1,139

Total	$34,148	$19,679	$34,148	$18,886

Unamortized intangible assets — Goodwill	$66,754		$66,754

Amortization of intangibles has been estimated through 2013 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Nine months ended December 31, 2008	$2,279
Year ending December 31:
2009	1,838
2010	1,310
2011	1,398
2012	1,115
2013 and thereafter	6,529

Total	$14,469

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill and core deposit intangible by reporting segment for the periods presented were as follows:

	IB	Mepco	Other(1)	Total
	(dollars in thousands)
Goodwill
Balance, December 31, 2007	$49,676	$16,735	$343	$66,754
Acquired during period
Impairment during period

Balance, March 31, 2008	$49,676	$16,735	$343	$66,754

Balance, December 31, 2006	$31,631	$16,735	$343	$48,709
Acquired during period (2)	18,369			18,369
Impairment	(343)			(343)

Balance, March 31, 2007	$49,657	$16,735	$343	$66,735

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2)	Goodwill associated with the acquisition of 10 branches.
During the first quarter of 2007 we recorded a goodwill impairment charge of $0.3 million at First Home Financial (FHF) which was acquired in 1998. We test goodwill for impairment and based on the fair value of FHF the goodwill associated with FHF was reduced to zero at March 31, 2007. This amount is included in Goodwill Impairment in the Consolidated Statements of Operations. FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities and was a subsidiary of our IB segment above. Revenues and profits had declined at FHF over the last few years and a result of these declines, the operations of FHF ceased effective June 15, 2007 and this entity was dissolved on June 30, 2007.
9. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of share based awards for up to 0.1 million shares of common stock. We believe that such awards better align the interests of our officers with our shareholders. Share based compensation awards, are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
Pursuant to our performance-based compensation plans we granted 0.2 million shares of non-vested common stock to our officers on January, 16, 2008. The non-vested common stock cliff vests in five years. We use the market value of the common stock on date of grant to measure compensation cost for these non-vested share awards. We also estimate expected forfeitures over the vesting period.
No share based awards were granted during the first quarter of 2007. All share based awards outstanding at December 31, 2005 were fully vested and there were no new or modified share based awards granted during 2006.
During the first quarter of 2008 we modified 0.1 million stock options originally issued in prior years for one former officer. These modified options vested immediately and the expense associated with this modification of $0.01 million was included in compensation and benefits expense for the three month period ended March 31, 2008. The modification consisted of

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
extending the date of exercise subsequent to resignation of the officer from 3 months to 12 months.
A summary of outstanding stock option grants and transactions at March 31, follows:

	Three-months Ended March 31, 2008
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)
Outstanding at January 1,	1,658,861	$19.55
Granted
Exercised	8,228	6.17
Forfeited	10,585	21.41

Outstanding at March 31,	1,640,048	$19.57	5.17	$471

Vested and expected to vest at March 31, 2008	1,603,109	$19.64	5.08	$471

Exercisable at March 31, 2008	1,417,984	$20.06	4.56	$467

A summary of non-vested restricted stock and transactions for the three month periods ended March 31, follows:

	2008
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1,	50,596	$16.69
Granted	220,023	7.63
Exercised
Forfeited	(6,279)	9.32

Outstanding at March 31,	264,340	$9.32

Total compensation cost recognized during the first three months of 2008 and 2007 for stock option and restricted stock grants was $0.1 million and zero, respectively. The corresponding tax benefit relating to this expense was $0.05 million for the first three months of 2008.
At March 31, 2008, the total expected compensation cost related to non vested stock option and restricted stock awards not yet recognized was $2.1 million. The weighted-average period over which this amount will be recognized is 3.5 years.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following summarizes certain information regarding options exercised during the three-month periods ending March 31:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Intrinsic value	$61	$80

Cash proceeds received	$51	$68

Tax benefit realized	$21	$28

10. At March 31, 2008 and December 31, 2007 we had approximately $1.3 million and $2.6 million, respectively, of gross unrecognized tax benefits. If recognized, $1.0 million would affect our effective tax rate at March 31, 2008. The decrease in our gross unrecognized tax benefit during the first quarter of 2008 is the result of a favorable development on a tax position prevalent in our industry that we had previously reserved for. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2008.
11. As discussed in Note 2, we adopted SFAS #157 and #159 on January 1, 2008. We elected to adopt the fair value option for certain securities available for sale that existed at January 1, 2008 (these securities are now classified as trading securities). We also elected the fair value option for loans held for sale that were originated on or after January 1, 2008. These elections were made for the following reasons: (1) trading securities — these securities are preferred stocks with no stated maturity. As such, other than temporary impairment analysis is subjective. By electing the fair value option, this subjectivity is eliminated. (2) Loans held for sale — recording these loans at fair value will better match the fair value accounting we have historically used on the mandatory commitments to sell these loans we enter into to reduce the impact of price fluctuations of the loans held for sale.
The following table summarizes the impact of adopting the fair value option for the available for sale securities on January 1, 2008. The adoption of SFAS #159 for loans held for sale had no impact on equity as this election was made for such loans that were originated on or after January 1, 2008. Amounts shown represent the cumulative-effect adjustment to retained earnings resulting from the adoption of SFAS #159. These amounts were reclassified from accumulated other comprehensive income.

January 1,
2008
Securities available for sale — amortized cost	$17,353
Securities available for sale — fair value	15,018

Retained earnings cummulative effect adjustment, before tax	(2,335)
Tax impact	817

Retained earnings cummulative effect, adjustment, after tax	$(1,518)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
SFAS #157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS #157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.
Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include securities traded in less active dealer or broker markets.
Level 3: Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as level 1 of the valuation hierarchy. Level 1 securities include certain preferred stocks, trust preferred securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as level 2 of the valuation hierarchy and include mortgage and other asset backed securities, municipal securities, certain trust preferred securities and one preferred stock security. Certain other securities’ fair values are based upon (1) an internal methodology that compares the observable market yield of the underlying security with the yield of the actual preferred stock and (2) on a liquidity agreement included in the bond indenture. These securities are classified as level 3 of the valuation hierarchy and include one municipal security and one preferred stock security.
Loans held for sale: The fair value of loans held for sale is based on mortgage backed security pricing for comparable assets.
Loans: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS #114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price, we record the impaired loan as nonrecurring Level 2. When the fair value of the collateral is based on an appraised value or when an appraised value is not available, we record the impaired loan as nonrecurring Level 3.
Brokered time deposits: The fair value of brokered time deposits is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management.
Capitalized mortgage loan servicing rights: The fair value of capitalized mortgage loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The valuation model inputs and results can be compared to widely available published industry data for reasonableness.
Derivatives — The fair value of derivatives, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and liabilities measured at fair value, including financial liabilities for which we have elected the fair value option, are summarized below:

					Changes in Fair Values for the
					Three-Month Period Ended
					March 31, 2008 for items Measured
		Fair Value Measurements at			at Fair Value Pursuant to Election
		March 31, 2008 Using			of the Fair Value Option
		Quoted					Total
		Prices					Change
		in Active					in Fair
	Fair Value	Markets	Significant	Significant			Values
	Measure-	for	Other	Un-			Included
	ments	Identical	Observable	observable			in Current
	March 31,	Assets	Inputs	Inputs	Net Gains on Assets		Period
	2008	(Level 1)	(Level 2)	(Level 3)	Securities	Loans	Earnings
	(in thousands)
Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$12,855	$9,985	$2,870		$(2,163)		$(2,163)
Securities available for sale	345,478	2,651	321,330	$21,497
Loans held for sale	33,056		33,056			$400	400

Liabilities
Brokered time deposits	104,737		104,737
Derivatives (1)	1,695		1,695

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	15,297		15,297
Loans	68,694			68,694

(1)	Included in accrued expenses and other liabilities
Interest income is recorded within the Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets. Dividend income is recorded based on cash dividends.
The following represent impairment charges recognized during the quarter relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at the lower of cost or fair value had a carrying amount of $16.3 million with a valuation allowance of $1.0 million at March 31, 2008. A charge of $0.7 million was included in earnings during the first three months of 2008.

•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $84.0 million, with a valuation allowance of $15.3 million at March 31, 2008. An additional provision for loan losses of $5.5 million was included in earnings during the first three months of 2008 relating to impaired loans.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

Securities
Available
For Sale
Beginning balance, January 1, 2008	$21,497
Total gains (losses) realized and unrealized:
Included in earnings
Included in other comprehensive income
Purchases, issuances and settlements
Transfers in and/or out of Level 3

Ending balance, March 31, 2008	$21,497

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to
assets still held at March 31, 2008	$0

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2008, for loans held for sale for which the fair value option has been elected.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale	$33,056	$400	$32,656
12. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Item 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2007 Annual Report on Form 10-K. The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Bank charter consolidation In September 2007 we completed the consolidation of our four bank charters into one. The primary reasons for this bank consolidation were:
•	To better streamline our operations and corporate governance structure;

•	To enhance our risk management processes, particularly credit risk management through more centralized credit management functions;

•	To allow for more rapid development and deployment of new products and services; and

•	To improve productivity and resource utilization leading to lower non-interest expenses.
Other than approximately $4 million to $4.5 million (pre-tax) in annual reductions in non-interest expenses, and except as noted above, we do not expect the bank consolidation to have a material impact on our financial condition or results of operations. However, to date the benefit of these reductions in non-interest expenses due to the bank consolidation have been more than offset by higher loan and collection costs and increased staffing associated with the management of significantly higher levels of watch credits, non-performing loans and other real estate owned. (See “Portfolio Loans and asset quality.”)
Branch acquisition We completed the acquisition of ten branches with total deposits of approximately $241.4 million from TCF National Bank on March 23, 2007 (the “branch acquisition”). These branches are located in or near Battle Creek, Bay City and Saginaw, Michigan. As a result of this transaction, we received $210.1 million of cash. We used the proceeds from this transaction primarily to payoff higher costing short term borrowings and brokered certificates of deposit (“Brokered CDs”). The acquisition of these branches resulted in a subsequent increase in non-interest income, particularly service charges on deposit accounts and VISA check card interchange income. However, non-interest expenses also increased due to compensation and benefits for the employees at these branches as well as occupancy, furniture and equipment, data processing, communications, supplies and advertising expenses. As is customary in branch acquisitions, the purchase price ($28.1 million) was based on acquired deposit balances. We also reimbursed the seller $0.2 million for certain transaction related costs. Approximately $10.8 million of the premium paid was recorded as deposit customer relationship value, including core deposit value and is being amortized over 15 years (the remainder of the premium paid was recorded as goodwill). The branch acquisition has resulted in an increase in the amount of amortization of intangible assets. We also incurred other transaction costs (primarily investment banking fees, legal fees, severance costs and data processing conversion fees) of approximately $0.8 million, about half of which was capitalized as part of the acquisition price and the balance was expensed in the first quarter of 2007. In addition, the transaction included $3.7 million for the personal property and real estate associated with these branches.

Discontinued operations On January 15, 2007, Mepco Insurance Premium Financing, Inc., now known as Mepco Finance Corporation (“Mepco”), a wholly-owned subsidiary of Independent Bank Corporation, sold substantially all of its assets related to the insurance premium finance business to Premium Financing Specialists, Inc. Mepco continues to own and operate its warranty payment plan business. The assets, liabilities and operations of Mepco’s insurance premium finance business have been reclassified as discontinued operations.
Results of Operations
Summary Net income from continuing operations totaled $0.3 million during the three months ended March 31, 2008, compared to $3.9 million during the comparable period in 2007. The decline in net income from continuing operations in 2008 is primarily due to securities losses, an impairment charge on capitalized originated mortgage loan servicing rights and increases in the provision for loan losses and non-interest expenses. These changes were partially offset by increases in net interest income and gains on loan sales and a reduction of federal income taxes due to the release of a previously established tax reserve resulting from a favorable development on the treatment of a particular tax position.
     Key performance ratios

	Three months
	ended March 31,
	2008	2007

Net income from continuing operations (annualized) to
Average assets	0.04%	0.48%
Average equity	0.56	6.08
Net income (annualized) to
Average assets	0.04%	0.53%
Average equity	0.56	6.63

Earnings per common share from continuing operations
Basic	$0.02	$0.17
Diluted	0.01	0.17
Earnings per common share
Basic	$0.02	$0.19
Diluted	0.01	0.18
Our focus is on long-term results, taking into consideration certain components of our revenues that are cyclical in nature (such as mortgage banking) which can cause fluctuations in our earnings per share from year to year. Historically, we were successful in growing earnings per share. For example, we achieved an average annual compound growth rate in earnings per share of 18% for the five year period from 2000 through 2005. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). Based on these standards, we did not achieve our profitability objectives during the first three months of 2008 or in 2007 or 2006. A significant increase in our provision for loan losses was the primary factor contributing to reduced profitability.

Net interest income Net interest income is the most important source of our earnings and thus is critical in evaluating our results of operations. Changes in our tax equivalent net interest income are primarily influenced by our level of interest-earning assets and the income or yield that we earn on those assets and the manner and cost of funding our interest-earning assets. Certain macro-economic factors can also influence our net interest income such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in which we are doing business. Finally, risk management plays an important role in our level of net interest income. The ineffective management of credit risk and interest-rate risk in particular can adversely impact our net interest income.
Tax equivalent net interest income totaled $31.8 million during the first quarter of 2008, which represents a $0.6 million or 1.8% increase from the comparable quarter one year earlier. We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.4 million and $1.6 million for the first quarters of 2008 and 2007, respectively, and were computed using a 35% tax rate.
The increase in tax equivalent net interest income primarily reflects a 7 basis point rise in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $2.8 million decrease in the balance of average interest-earning assets. The decrease in average interest-earning assets is due to a decline in investment securities.
Our tax equivalent net interest income is also adversely impacted by our level of non-accrual loans. In the first quarter of 2008 non-accrual loans averaged $83.0 million compared to $39.5 million in the first quarter of 2007. In addition, we reversed $0.8 million of accrued and unpaid interest on loans placed on non-accrual in the first quarter of 2008 compared to $0.3 million during the first quarter of 2007.
The net interest margin was equal to 4.30% during the first quarter of 2008 compared to 4.23% in the first quarter of 2007. The tax equivalent yield on average interest-earning assets declined to 7.37% in the first quarter of 2008 from 7.74% in the first quarter of 2007. This decrease primarily reflects lower short-term interest rates that have resulted in variable rate loans re-pricing and new loans being originated at lower rates as well as the aforementioned increase in non-accrual loans. The decrease in the tax equivalent yield on average interest-earning assets was more than offset by a 44 basis point decline in our interest expense as a percentage of average interest-earning assets (the “cost of funds”) to 3.07% during the first quarter of 2008 from 3.51% during the first quarter of 2007. The decrease in the our cost of funds also reflects lower short-term interest rates that have resulted in decreased rates on certain short-term and variable rate borrowings and on deposits.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	March 31,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Taxable loans (1)	$2,564,643	$48,013	7.52%	$2,509,746	$49,849	8.02%
Tax-exempt loans (1,2)	9,628	174	7.27	9,513	160	6.82
Taxable securities	162,170	2,304	5.71	185,139	2,477	5.43
Tax-exempt securities (2)	204,890	3,586	7.04	238,654	4,121	7.00
Other investments	24,522	357	5.86	25,563	314	4.98

Interest Earning Assets - Continuing Operations	2,965,853	54,434	7.37	2,968,615	56,921	7.74

Cash and due from banks	52,459			53,228
Taxable loans — discontinued operations				33,084
Other assets, net	225,950			205,532

Total Assets	$3,244,262			$3,260,459

Liabilities
Savings and NOW	$998,429	3,565	1.44	$903,426	4,249	1.91
Time deposits	1,099,345	12,647	4.63	1,506,171	18,159	4.89
Long-term debt	994	12	4.86	2,994	34	4.61
Other borrowings	529,439	6,425	4.88	199,667	3,270	6.64

Interest Bearing Liabilities- Continuing Operations	2,628,207	22,649	3.47	2,612,258	25,712	3.99

Demand deposits	289,814			282,172
Time deposits — discontinued operations				24,732
Other liabilities	83,426			81,636
Shareholders’ equity	242,815			259,661

Total liabilities and shareholders’ equity	$3,244,262			$3,260,459

Tax Equivalent Net Interest Income		$31,785			$31,209

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.30%			4.23%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $11.3 million and $8.1 million during the three months ended March 31, 2008 and 2007, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio Loans and asset quality.”) The substantial increase in the provision for loan losses in the first quarter of 2008 primarily reflects higher levels of non-performing loans and loan net charge-offs.

Non-interest income Non-interest income is a significant element in assessing our results of operations. On a long-term basis we are attempting to grow non-interest income in order to diversify our revenues within the financial services industry. We regard net gains on mortgage loan sales as a core recurring source of revenue but they are quite cyclical and volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income. As a result, we believe it is best to evaluate our success in growing non-interest income and diversifying our revenues by also comparing non-interest income when excluding net gains (losses) on assets (mortgage loans and securities).
Non-interest income totaled $9.5 million during the first three months of 2008 compared to $10.7 million in 2007. Excluding net gains and losses on assets, non-interest income grew by 2.9% to $9.8 million during the first three months of 2008 compared to 2007.
     Non-Interest Income

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Service charges on deposit accounts	$5,647	$4,888
Net gains (losses) on assets
Mortgage loans	1,867	1,081
Securities	(2,163)	79
VISA check card interchange income	1,371	950
Mortgage loan servicing	(323)	527
Mutual fund and annuity commissions	424	479
Bank owned life insurance	478	449
Title insurance fees	417	414
Manufactured home loan origination fees and commissions		114
Other	1,774	1,689

Total non-interest income	$9,492	$10,670

Service charges on deposits totaled $5.6 million in the first quarter of 2008, a $0.8 million or 15.5% increase from the comparable period in 2007. The increase in such service charges principally relates to the aforementioned branch acquisition.
Gains on the sale of mortgage loans were $1.9 million and $1.1 million in the first quarters of 2008 and 2007, respectively. The gains in the first quarter of 2008 were increased by a $0.4 million adjustment related to the election, effective January 1, 2008, of fair value accounting pursuant to Statement of Financial Accounting Standards No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS #159”) for mortgage loans held for sale. These gains were also increased by $0.4 million related to the adoption of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings,” on commitments to originate mortgage loans. Mortgage loan sales totaled $84.4 million in the first quarter of 2008 compared to $69.2 million in the first quarter of 2007. Mortgage loans originated totaled $118.2 million in the first quarter of 2008 compared to $116.8 million in the comparable quarter of 2007. The growth in mortgage loan originations is primarily due to a decline in mortgage loan interest rates leading to an increase in refinancing activity. However, this growth was substantially offset by a decline in purchase money mortgage activity due to lower home sales volumes.
     Mortgage Loan Activity

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Mortgage loans originated	$118,242	$116,815
Mortgage loans sold	84,449	69,212
Mortgage loans sold with servicing rights released	7,882	11,679
Net gains on the sale of mortgage loans	1,867	1,081
Net gains as a percent of mortgage loans sold (“Loans Sale Margin”)	2.21%	1.56%
SFAS #133/159 adjustments included in the Loan Sale Margin	0.97	(0.04)
The volume of loans sold is dependent upon our ability to originate mortgage loans as well as the demand for fixed-rate obligations and other loans that we cannot profitably fund within established interest-rate risk parameters. (See “Portfolio Loans and asset quality.”) Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. As a result, this category of revenue can be quite cyclical and volatile.
Pursuant to SFAS #159, we elected, effective January 1, 2008, to measure the majority of our preferred stock investments at fair value. As a result of this election, we recorded net losses on securities of $2.2 million in the first quarter of 2008. This loss represents the change in fair value of these preferred stocks between the beginning and end of the first quarter of 2008. At March 31, 2008 these preferred stocks had a total fair value of $12.9 million. This preferred stock portfolio included issues of Fannie Mae, Freddie Mac, Merrill Lynch and Goldman Sachs. Changes in the fair value of these securities will now be recorded as a component of non-interest income each quarter. At January 1, 2008 the amortized cost basis of these preferred stocks exceeded the fair value by $2.3 million. We also recorded an after tax cumulative reduction of $1.5 million to retained earnings on January 1, 2008 associated with the initial adoption of SFAS #159 for these preferred stocks. We did not record any other than temporary impairment charges on securities in either the first quarter of 2008 or 2007. (See “Securities.”)
VISA check card interchange income increased to $1.4 million in the first quarter of 2008 compared to $1.0 million in the first quarter of 2007. These results can be attributed to an increase in the size of our card base due primarily to the aforementioned branch acquisition and a rise in the frequency of use of our VISA check card product by our customer base. In the first quarter of 2007 we implemented a rewards program for our VISA check card customers to encourage greater use of this product.
Mortgage loan servicing resulted in a loss of $0.3 million in the first quarter of 2008 compared to income of $0.5 million in the year-ago period. This decline is primarily due to a $0.7 million impairment charge recorded on capitalized mortgage loan servicing rights in the first quarter of 2008 (compared to a $0.1 million impairment charge in the first quarter of 2007) as well as a

$0.2 million increase in the amortization of this asset due to a rise in mortgage loan prepayment activity. Activity related to capitalized mortgage loan servicing rights is as follows:
     Capitalized Mortgage Loan Servicing Rights

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$15,780	$14,782
Originated servicing rights capitalized	878	686
Amortization	(636)	(407)
(Increase)/decrease in impairment reserve	(725)	(100)

Balance at end of period	$15,297	$14,961

Impairment reserve at end of period	$1,044	$168

At March 31, 2008 we were servicing approximately $1.64 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.06% and a weighted average service fee of 25.7 basis points. Remaining capitalized real estate mortgage loan servicing rights at March 31, 2008 totaled $15.3 million and had an estimated fair market value of $17.4 million.
Mutual fund and annuity commissions declined in 2008 compared to 2007 due to decreased sales of these products primarily as a result of unsettled conditions in the financial markets that are believed to have adversely impacted sales.
Income from bank owned life insurance increased in 2008 primarily due to a higher balance of such insurance on which the crediting rate was applied.
Title insurance fees increased slightly during the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of a small increase in mortgage lending origination volume.
We closed down our mobile home lending subsidiary (First Home Financial) in June 2007. As a result, there were no manufactured home loan origination fees and commissions in the first quarter of 2008. (Also see “Non-interest expense” below for a discussion of a goodwill impairment charge recorded in the first quarter of 2007 related to this business.)
Other non-interest income in the first quarter of 2008 includes revenue of $0.4 million from the redemption of 8,551 shares of Visa, Inc. Class B Common Stock as part of the Visa initial public offering. We continue to hold 13,566 shares of Visa, Inc. Class B Common Stock at March 31, 2008.
Non-interest expense Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are expanding our operations through acquisitions and by opening new branches and loan production offices.

Non-interest expense totaled $30.3 million in the first quarter of 2008 compared to $28.0 million in the year-ago period. Several categories of operating costs (such as occupancy, data processing and communications) increased in 2008 primarily related to the aforementioned branch acquisition. Compensation and employee benefits expenses in 2008 were also impacted by merit pay increases that were effective January 1, 2008.
     Non-Interest Expense

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Salaries	$10,156	$10,001
Performance-based compensation and benefits	1,304	1,321
Other benefits	2,724	2,646

Compensation and employee benefits	14,184	13,968
Occupancy, net	3,114	2,614
Loan and collection	1,925	1,006
Furniture, fixtures and equipment	1,817	1,900
Data processing	1,725	1,438
Advertising	1,100	1,152
Credit card and bank service fees	1,046	967
Communications	1,015	830
Deposit insurance	833	87
Amortization of intangible assets	793	570
Supplies	543	607
Legal and professional	418	506
Branch acquisition and conversion costs		422
Goodwill impairment		343
Other	1,738	1,556

Total non-interest expense	$30,251	$27,966

Loan and collection expenses have increased primarily due to the rise in non-performing loans. (See “Portfolio Loans and asset quality.”)
Deposit insurance expense increased by $0.7 million in the first quarter of 2008 compared to the year-ago period reflecting higher rates and the full utilization of our assessment credits in 2007.
The branch acquisition and conversion costs of $0.4 million in the first quarter of 2007 principally relate to data processing conversion and check printing costs (for replacing these new customers’ old checks).
The goodwill impairment charge of $0.3 million relates to First Home Financial (“FHF”) which we acquired in 1998. FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities. FHF ceased operations in the second quarter of 2007 and the remaining goodwill associated with this entity of $0.3 million was written off in the first quarter of 2007.

Other non-interest expense in the first quarter of 2008 includes a reversal of a $0.15 million expense previously recorded for our allocable portion of the Visa litigation settlement because of the aforementioned Visa initial public offering.
Income tax expense (benefit) Changes in our income tax expense (benefit) are generally commensurate with the changes in our pre-tax earnings (loss) from continuing operations. Our actual income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax earnings (loss) primarily due to tax-exempt interest income and income on life insurance. We anticipate that our effective income tax rate for 2008 will be approximately 22%. The first quarter 2008 income tax benefit includes a $1.6 million reduction in our federal income taxes due to the release of a previously established tax reserve resulting from a favorable development on the treatment of a particular tax issue prevalent in the banking industry.
Discontinued operations, net of tax See “Discontinued operations” above for a description of the sale of Mepco’s insurance premium finance business in January 2007. Discontinued operations produced net income of $0.4 million in the first quarter of 2007.
Financial Condition
Summary Our total assets decreased by $28.7 million during the first three months of 2008. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.538 billion at March 31, 2008, down slightly from December 31, 2007. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.252 billion at March 31, 2008, compared to $2.505 billion at December 31, 2007. The $253.3 million decrease in total deposits during the period is due entirely to a sharp decline in Brokered CDs. Other borrowings totaled $543.2 million at March 31, 2008, an increase of $240.6 million from December 31, 2007. These changes reflect the payoff or call of Brokered CDs that were replaced with borrowings from the Federal Reserve Bank or Federal Home Loan Bank of Indianapolis. Interest rates on Brokered CDs remained elevated compared to other funding sources throughout the first quarter of 2008.
Securities We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

     Securities

	Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
March 31, 2008	$341,921	$7,833	$4,276	$345,478
December 31, 2007	363,237	6,013	5,056	364,194
Securities available for sale declined slightly during the first quarter of 2008 because maturities and principal payments in the portfolio were not replaced with new purchases. In addition, on January 1, 2008 we transferred $15.0 million of preferred stock investments from available for sale securities to trading securities.
As discussed earlier, we elected effective January 1, 2008, to measure the majority of our preferred stock investments at fair value pursuant to SFAS #159. We did not record any other than temporary impairment charges on any investment securities during the first quarters of 2008 or 2007.
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Proceeds	$7,913	$6,367

Gross gains		$97
Gross losses		(18)
SFAS #159 fair value adjustments	$(2,163)

Net gains (losses)	$(2,163)	$79

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
The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased in the first quarter of 2008 as well as in 2007 and 2006 from prior historical levels.

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
Our 2003 acquisition of Mepco added financing of insurance premiums for businesses and the administration of payment plans to purchase vehicle service contracts for consumers (warranty finance) to our business activities. In January 2007 we sold Mepco’s insurance premium finance business. Mepco conducts its warranty finance activities across the United States. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for warranty administrators and warranty sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company, warranty administrator, or seller/dealer) could expose us to significant losses.
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
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan growth has slowed during the past two years reflecting both weak economic conditions in Michigan as well as a very competitive pricing climate. However, finance receivables (warranty payment plans) have been growing. This growth reflects both increased sales efforts as well as our ability to focus solely on this line of business at Mepco because of the sale of our insurance premium finance business in January 2007. Construction and land development loans have been declining recently because we are seeking to shrink this portion of our Portfolio Loans due to a very poor economic climate for real estate development, particularly residential real estate. Declines in Portfolio Loans or continuing competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with established quality and profitability standards as a major short and long-term challenge.
     Non-performing assets

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Non-accrual loans	$95,096	$72,682
Loans 90 days or more past due and still accruing interest	6,921	4,394
Restructured loans	169	173

Total non-performing loans	102,186	77,249
Other real estate	12,589	9,723

Total non-performing assets	$114,775	$86,972

As a percent of Portfolio Loans
Non-performing loans	4.03%	3.03%
Allowance for loan losses	1.97	1.78
Non-performing assets to total assets	3.53	2.65
Allowance for loan losses as a percent of non-performing loans	49	59
The increase in total non-performing loans since year end 2007 is due primarily to an increase in non-performing commercial loans, which totaled $72.1 million at March 31, 2008 compared to $49.0 million at December 31, 2007. The increase in non-performing commercial loans is primarily attributable to the addition of several large credits with real estate developers becoming past due in 2008. These delinquencies largely reflect cash flow difficulties encountered by many real estate developers in Michigan as they confront a significant decline in sales of real estate. In addition we continue to have an elevated level of non-performing mortgage loans (which totaled $24.8 million at March 31, 2008 compared to $23.1 million at December 31, 2007) due primarily to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $12.6 million at March 31, 2008, compared to $9.7 million at December 31, 2007. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. Higher foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past year. We believe that this higher foreclosure rate is due to both weak economic conditions (Michigan has the highest unemployment rate in the U.S.) and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at March 31, 2008, we anticipate that our level of other real estate and repossessed assets will continue to rise during 2008 and will likely remain at elevated levels for some period of time. A high level of non-performing assets would be expected to adversely impact our tax equivalent net interest income.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 1.07% on an annualized basis in the first quarter of 2008 (or $6.8 million) compared to 0.65% in the first quarter of 2007 (or $4.0 million). The rise in loan net charge-offs reflects increases of $1.6 million for commercial loans and $1.4 million for residential mortgage loans. These increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development.
     Allowance for loan losses

	Three months ended
	March 31,
	2008		2007
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$45,294	$1,936	$26,879	$1,881
Additions (deduction)
Provision charged to operating expense	11,383	(67)	7,989	150
Recoveries credited to allowance	569		555
Loans charged against the allowance	(7,335)		(4,515)

Balance at end of period	$49,911	$1,869	$30,908	$2,031

Net loans charged against the allowance to average Portfolio Loans (annualized)	1.07%		0.65%
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
The second element reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of both the probability of default and the expected loss rate (“loss given default”). The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied. For higher rated loans (“non-watch credit”) we again determine a probability of default and loss given default in order to apply an allocation percentage.

The third element is determined by assigning allocations to homogeneous loan groups based principally upon the five-year average of loss experience for each type of loan. Recent years are weighted more heavily in this average. Average losses may be further adjusted based on an analysis of delinquent loans. Loss analyses are conducted at least annually.
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
Mepco’s allowance for loan losses is determined in a similar manner as discussed above and primarily takes into account historical loss experience, unsecured exposure, and other subjective factors deemed relevant to their lending activities.
The allowance for loan losses increased to 1.97% of total Portfolio Loans at March 31, 2008 from 1.78% at December 31, 2007. This increase is primarily due to increases in two of the four components of the allowance for loan losses outlined above. The allowance for loan losses related to specific loans increased due to the rise in non-performing loans described earlier. The allowance for loan losses related to other adversely rated loans decreased primarily due to the migration of certain adversely rated loans into the specific allocations category. The allowance for loan losses related to historical losses decreased slightly due to a small decline in loans outstanding. Finally, the allowance for loan losses related to subjective factors increased primarily due to weaker economic conditions in Michigan that have contributed to higher levels of non-performing loans and net loan charge-offs.
Allocation of the Allowance for Loan Losses

	March 31,	December 31,
	2008	2007
	(in thousands)
Specific allocations	$16,166	$10,713
Other adversely rated loans	9,753	10,804
Historical loss allocations	14,512	14,668
Additional allocations based on subjective factors	9,480	9,109

	$49,911	$45,294

We took a variety of steps during 2007 to address the credit issues identified above (higher levels of watch credits, non-performing loans and other real estate and repossessed assets), including the following:
▪	An enhanced quarterly watch credit review process to proactively manage higher risk loans.

▪	Loan risk ratings are independently assigned and structure recommendations made upfront by our credit officers.

▪	A Special Assets Group has been established to provide more effective management of our most troubled loans. A select group of law firms supports this team, providing professional advice and systemic feedback.

▪	An independent loan review function provides portfolio/individual loan feedback to evaluate the effectiveness of processes by market.

▪	Management (incentive) objectives for each commercial lender and senior commercial lender emphasize credit quality in addition to growth and profitability.

▪	Portfolio concentrations are monitored with select loan types encouraged and other loan types (such as residential real estate development) requiring significantly higher approval authorities.
Deposits and borrowings Our competitive position within many of the markets served by our branch network limits our ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, we principally compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has generated increases in customer relationships as well as deposit service charges. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our historic core deposit growth has not kept pace with the historic growth of our Portfolio Loans. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”) In March 2007 we completed the aforementioned branch acquisition, principally to increase our core deposits and market share in certain Michigan markets where we already had a presence.
We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

     Alternative Sources of Funds

	March 31,			December 31,
	2008			2007
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$247,603	2.1 years	4.60%	$516,077	1.9 years	4.72%
Fixed rate FHLB advances(1)	351,754	1.7 years	3.80	240,509	1.3 years	4.81
Variable rate FHLB advances(1)				20,000	.3 years	4.35
Securities sold under agreements to Repurchase(1)	35,000	2.7 years	4.42	35,000	2.9 years	4.42
FRB — Discount borrowing	150,000	.1 years	2.68
Federal funds purchased	45,831	1 day	2.50	54,452	1 day	4.00

Total	$830,188	1.5 years	3.79%	$866,038	1.6 years	4.68%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (the “FRB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $543.2 million at March 31, 2008, compared to $302.5 million at December 31, 2007. The $240.6 million increase in other borrowed funds principally reflects higher borrowings from the FRB and FHLB to payoff Brokered CDs that matured or were called. Interest rates on Brokered CDs remained elevated compared to other funding sources throughout the first quarter of 2008.
At March 31, 2008, we were out of compliance with certain of the financial covenants relating to our $10.0 million unsecured revolving credit agreement and a term loan credit agreement (that had a remaining balance of $2.5 million at March 31, 2008). These covenants related to our return on assets ratio and certain ratios related to non-performing assets. The lender elected to not renew the $10.0 million unsecured revolving credit agreement (which matured in April 2008) and required repayment of the term loan. The $2.5 million term loan was repaid in full in April 2008 (it would have otherwise been repaid in full in accordance with the original terms in May 2009). As a result of the termination of the revolving credit facility and the payoff of the term loan in April 2008, we elected to not seek a waiver of the non-compliance with certain of the debt covenants that existed at March 31, 2008.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At March 31, 2008, we employed interest-rate swaps with an aggregate notional amount of $255.7 million and interest rate caps with an aggregate notional amount of $290.5 million. (See note #7 of Notes to Interim Consolidated Financial Statements.)
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

Our sources of funds include a stable deposit base, secured advances from the Federal Home Loan Bank of Indianapolis, secured borrowings from the Federal Reserve Bank, federal funds purchased borrowing facilities with other commercial banks, and access to the capital markets (for trust preferred securities and Brokered CDs).
At March 31, 2008 we had $672.5 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.296 billion of our deposits at March 31, 2008 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
We have developed contingency funding plans that stress tests our liquidity needs that may arise from certain events such as an adverse credit event, rapid loan growth or a disaster recovery situation. Our liquidity management also includes periodic monitoring that segregates assets between liquid and illiquid and classifies liabilities as core and non-core. This analysis compares our total level of illiquid assets to our core funding. It is our goal to have core funding sufficient to finance illiquid assets.
Over the past several years our Portfolio Loans have generally grown more rapidly than our core deposits. In addition, much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we had become more dependent on wholesale funding sources (such as brokered CDs, FHLB advances, FRB borrowings, and Repurchase Agreements). The proceeds from the sale of our insurance premium finance business in January 2007 and from our branch acquisition in March 2007 were utilized to pay off maturing Brokered CDs or short-term borrowings. These two transactions enabled us to reduce our wholesale funding by 32.5% during 2007.
Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities.
We also believe that a diversified portfolio of quality loans will provide superior risk-adjusted returns. Accordingly, we have implemented balance sheet management strategies that combine efforts to originate Portfolio Loans with disciplined funding strategies. Acquisitions have also historically been an integral component of our capital management strategies.
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $79.6 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2008 and December 31, 2007.

In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 86 basis points at March 31, 2008, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we periodically repurchase our common stock. The level of share repurchases in a given time period generally reflects changes in our need for capital associated with our balance sheet growth and our level of earnings. Our board of directors has authorized the repurchase of up to 25,000 shares. This authorization expires on December 31, 2008. The only share repurchases currently being executed are for our deferred compensation and stock purchase plan for non-employee directors.
Primarily as a result of an increase in intangible assets associated with the above described branch acquisition and our cash dividends exceeding our net income over the past six quarters, our tangible capital ratio (excluding our accumulated other comprehensive income) declined to 4.97% at March 31, 2008. Our internal Capital Policy generally requires a minimum tangible capital ratio of at least 5% and a targeted tangible capital ratio range of 5.50% to 6.50%. Since we are currently outside of this range, it is unlikely that we will be repurchasing any shares of our common stock over the next several quarters other than minor amounts that are funded by our directors deferring their directors’ fees (or until such time as our tangible capital ratio returns to the targeted range). Further, we have not earned our dividend for six consecutive quarters. Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Although the FRB has not sought to restrict or limit the cash dividends that we have been paying, our board of directors reduced our April 30, 2008 common stock cash dividend from $0.21 per share to $0.11 per share (or by 47.6%). We still did not earn this reduced dividend in the first quarter of 2008.
At March 31, 2008 our parent company had cash on hand of $12.5 million. Subsequent to March 31, 2008 we paid an $0.11 per share April 30, 2008 dividend of approximately $2.5 million and the repayment of the $2.5 million term loan as described above, which were partially offset by a $1.8 million cash dividend paid by our bank to the parent company. The parent company cash on hand was approximately $9.0 million after these transactions. In addition to any common stock cash dividend, our parent company has a net after tax interest cost on subordinated debentures related to our outstanding trust preferred securities of approximately $1.1 million dollars per quarter. Because of the termination of the $10.0 parent company unsecured revolving credit facility (described above), in the absence of any future equity offering, the only current incoming cash flow to our parent company is dividends from our bank. Without prior regulatory approval, dividends from our bank to our parent company are limited to the bank’s 2008 net income. Given our parent company’s current cash on hand, we can cover approximately 2 and 1/2 quarters of our existing common stock cash dividend and net after tax interest cost on the subordinated debentures related to our outstanding trust preferred securities. Thus the continuation of our current common stock cash dividend is dependent on our bank having sufficient earnings to pay a regular quarterly cash dividend to our parent company. Our board of directors will determine the level of our July 31, 2008 quarterly cash dividend on our common stock in late June 2008 after considering our expected level of earnings for the second quarter of 2008, our capital levels and our outlook for credit costs.
     Capitalization

	March 31,	December 31,
	2008	2007
	(in thousands)
Unsecured debt	$2,500	$3,000

Subordinated debentures	92,888	92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	22,765	22,601
Capital surplus	196,675	195,302
Retained earnings	19,062	22,770
Accumulated other comprehensive income (loss)	38	(171)

Total shareholders’ equity	238,540	240,502

Total capitalization	$331,140	$333,602

Total shareholders’ equity at March 31, 2008 decreased $2.0 million from December 31, 2007, due primarily to cash dividends declared that exceeded our net income in the first quarter of 2008. Shareholders’ equity totaled $238.5 million, equal to 7.35% of total assets at March 31, 2008. At December 31, 2007, shareholders’ equity was $240.5 million, which was equal to 7.34% of total assets.
     Capital ratios

	March 31, 2008	December 31, 2007
Equity capital	7.35%	7.34%
Tier 1 capital to average assets	7.50	7.44
Tier 1 risk-based capital	9.49	9.35
Total risk-based capital	11.17	10.99
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
Changes in Market Value of Portfolio Equity and Tax Equivalent Net Interest Income

	Market Value		Tax Equivalent
	Of Portfolio	Percent	Net Interest	Percent
Change in Interest Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
March 31, 2008
200 basis point rise	$234,400	(6.16)%	$134,600	(5.61)%
100 basis point rise	247,800	(0.80)	138,800	(2.66)
Base-rate scenario	249,800		142,600
100 basis point decline	229,100	(8.29)	145,300	1.89
200 basis point decline	207,400	(16.97)	147,000	3.09

December 31, 2007
200 basis point rise	$229,000	(6.87)%	$121,600	(4.25)%
100 basis point rise	241,100	(1.95)	124,100	(2.28)
Base-rate scenario	245,900		127,000
100 basis point decline	234,100	(4.80)	128,900	1.50
200 basis point decline	222,200	(9.64)	130,200	2.52

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.

Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, derivative financial instruments, income taxes and goodwill are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first quarters of 2008 and 2007 resulted in recording no other than temporary impairment charges on the various investment securities within our portfolio. However, as described above, we did elect (effective January 1, 2008) fair value accounting pursuant to SFAS #159 for certain of our preferred stock investments. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.
Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2008.
At March 31, 2008 we had approximately $15.3 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell real estate mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At March 31, 2008 we had approximately $424.2 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $2.0 million at March 31, 2008.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2007 we had recorded a net deferred tax asset of $18.6 million, which included a net operating loss carryforward of $3.4 million. We have recorded no valuation allowance on our net deferred tax asset because we believe that the tax benefits associated with this asset will more likely than not, be realized. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.
At March 31, 2008 we had recorded $66.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from our 2007 branch acquisition, the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. We did not record any goodwill impairment charges in the first quarter of 2008 and recorded goodwill impairment charges of $0.3 million in the first quarter of 2007, as described above under “Non-interest expense.” We may incur additional impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.
Fair Valuation of Financial Instruments
On January 1, 2008, we adopted Statement of Financial Account Standard No. 157 — Fair Value Measurements (“SFAS #157”), which defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. SFAS #157 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Trading securities, securities available-for-sale, loans held for sale, brokered CD’s and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment, capitalized mortgage loan servicing rights and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.
SFAS #157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include securities traded in less active dealer or broker markets.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
For assets and liabilities recorded at fair value, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS #157. When available, we utilize quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, prepayment speeds, and option volatilities. Substantially all of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded in our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models we use to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.
At March 31, 2008, $391.4 million, or 12.1% of total assets, consisted of financial instruments recorded at fair value on a recurring basis. Substantially all of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively

Level 1 and 2 measurements, to measure fair value. Only 5.5% of these financial assets were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements include variable rate demand municipal bonds and an auction rate money market preferred stock in less liquid markets. At March 31, 2008, 3.5% of total liabilities, or $106.4 million, consisted of financial instruments (primarily brokered CDs) recorded at fair value on a recurring basis.
At March 31, 2008, $84.0 million, or 2.6% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments (comprised of loans held for investment and capitalized mortgage loan servicing rights) used Level 2 and Level 3 measurement valuation methodologies to measure fair value. At March 31, 2008, no liabilities were measured at fair value on a nonrecurring basis.
In addition to SFAS #157, on January 1, 2008 we also adopted SFAS #159 (fair value accounting) for certain financial assets as described earlier. We adopted SFAS #159 for loans held for sale (that prior to January 1, 2008 were recorded at the lower of cost or market) to correspond to the accounting for the related commitments to sell these loans. We also adopted SFAS #159 for certain preferred stock investments. These preferred stock investments are perpetual (have no stated maturity date) and assessing these particular investments for other than temporary impairment is relatively subjective. As a result, we elected fair value accounting for these preferred stocks and utilize a quoted market price (Level 1).
See Note 11 to the consolidated financial statements for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.
Litigation Matters
We are involved in various litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operations.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes in the market risk faced by the Registrant have occurred since December 31, 2007.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended March 31, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
     Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2008, pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	the Plan

January 2008	1,239	$11.42
February 2008
March 2008	13,728	10.38

Total	14,967	$10.47	0	10,033

(1)	Includes shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 25,000 shares of our common stock. The repurchase plan expires on December 31, 2008.
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 8, 2008	By	/s/ Robert N. Shuster Robert N. Shuster, Principal Financial Officer

Date May 8, 2008	By	/s/ James J. Twarozynski James J. Twarozynski, Principal Accounting Officer