Form 10-Q
period 2008-06-30
INDEPENDENT BANK CORP /MI/
filed 2008-08-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	23,014,262

Class	Outstanding at August 7, 2008

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$69,441	$79,289
Trading securities	12,963
Securities available for sale	308,757	364,194
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	28,063	21,839
Loans held for sale, carried at fair value, at June 30, 2008	26,188	33,960
Loans
Commercial	1,060,216	1,066,276
Mortgage	861,886	873,945
Installment	366,786	368,478
Finance receivables	276,535	238,197

Total Loans	2,565,423	2,546,896
Allowance for loan losses	(51,104)	(45,294)

Net Loans	2,514,319	2,501,602
Property and equipment, net	72,413	73,558
Bank owned life insurance	43,897	42,934
Goodwill	66,754	66,754
Other intangibles	13,708	15,262
Capitalized mortgage loan servicing rights	16,551	15,780
Accrued income and other assets	65,981	60,910

Total Assets	$3,239,035	$3,276,082

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$306,506	$294,332
Savings and NOW	978,894	987,299
Retail time	682,199	707,419
Brokered time	112,539	516,077

Total Deposits	2,080,138	2,505,127
Federal funds purchased	40,671	54,452
Other borrowings	702,059	302,539
Subordinated debentures	92,888	92,888
Financed premiums payable	53,931	44,911
Liabilities of discontinued operations		34
Accrued expenses and other liabilities	31,078	35,629

Total Liabilities	3,000,765	3,035,580

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 23,014,262 shares at June 30, 2008 and 22,647,511 shares at December 31, 2007	22,773	22,601
Capital surplus	196,819	195,302
Retained earnings	22,178	22,770
Accumulated other comprehensive income (loss)	(3,500)	(171)

Total Shareholders’ Equity	238,270	240,502

Total Liabilities and Shareholders’ Equity	$3,239,035	$3,276,082

See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Interest Income
Interest and fees on loans	$46,750	$50,576	$94,876	$100,529
Interest on securities
Taxable	2,176	2,592	4,480	5,069
Tax-exempt	2,099	2,535	4,346	5,135
Other investments	362	464	719	778

Total Interest Income	51,387	56,167	104,421	111,511

Interest Expense
Deposits	11,191	23,378	27,403	45,786
Other borrowings	6,975	2,313	13,412	5,617

Total Interest Expense	18,166	25,691	40,815	51,403

Net Interest Income	33,221	30,476	63,606	60,108
Provision for loan losses	12,352	14,893	23,668	23,032

Net Interest Income After Provision for Loan Losses	20,869	15,583	39,938	37,076

Non-interest Income
Service charges on deposit accounts	6,164	6,380	11,811	11,268
Net gains (losses) on assets
Mortgage loans	1,141	1,238	3,008	2,319
Securities	837	128	(1,326)	207
VISA check card interchange income	1,495	1,292	2,866	2,242
Mortgage loan servicing	1,528	712	1,205	1,239
Title insurance fees	384	430	801	844
Other income	2,588	2,593	5,264	5,324

Total Non-interest Income	14,137	12,773	23,629	23,443

Non-interest Expense
Compensation and employee benefits	13,808	14,784	27,992	28,752
Occupancy, net	2,813	2,735	5,927	5,349
Loan and collection	2,031	1,221	3,887	2,227
Furniture, fixtures and equipment	1,825	1,991	3,642	3,891
Data processing	1,712	1,912	3,437	3,350
Loss on other real estate and repossessed assets	1,560	68	1,666	92
Advertising	1,168	1,341	2,268	2,493
Branch acquisition and conversion costs		(92)		330
Goodwill impairment				343
Other expenses	6,274	5,841	12,623	10,940

Total Non-interest Expense	31,191	29,801	61,442	57,767

Income (Loss) From Continuing Operations Before Income Tax	3,815	(1,445)	2,125	2,752
Income tax expense (benefit)	469	(1,553)	(1,562)	(1,248)

Income From Continuing Operations	3,346	108	3,687	4,000
Discontinued operations, net of tax		(151)		200

Net Income (Loss)	$3,346	$(43)	$3,687	$4,200

Income Per Share From Continuing Operations
Basic	$.15	.00	.16	.18
Diluted	.15	.00	.16	.17
Net Income Per Share
Basic	$.15	.00	.16	.18
Diluted	.15	.00	.16	.18
Dividends Per Common Share
Declared	$.01	.21	.12	.42
Paid	.11	.21	.32	.41
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2008	2007
	(unaudited)
	(in thousands)
Net Income	$3,687	$4,200

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	167,463	149,444
Disbursements for loans held for sale	(156,683)	(151,044)
Provision for loan losses	23,668	23,334
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(9,809)	(5,208)
Net gains on mortgage loans	(3,008)	(2,319)
Net (gains) losses on securities	1,326	(207)
Goodwill impairment		343
Deferred loan fees	(193)	(206)
Share based compensation	296
Increase in accrued income and other assets	(2,881)	(7,603)
Increase (decrease) in accrued expenses and other liabilities	1,283	(6,425)

	21,462	109

Net Cash from Operating Activities	25,149	4,309

Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	28,659	15,491
Proceeds from the maturity of securities available for sale	12,822	28,802
Principal payments received on securities available for sale	11,636	16,823
Purchases of securities available for sale	(20,777)	(47,102)
Purchase of Federal Home Loan Bank stock	(6,224)
Increase in portfolio loans originated, net of principal payments	(20,229)	(9,704)
Acquisition of business offices, less cash paid		210,053
Proceeds from sale of insurance premium finance business		175,901
Capital expenditures	(3,214)	(4,600)

Net Cash from Investing Activities	2,673	385,664

Cash Flow (used in) Financing Activities
Net decrease in total deposits	(425,173)	(216,302)
Net increase (decrease) in other borrowings and federal funds purchased	252,322	(156,944)
Proceeds from Federal Home Loan Bank advances	464,101	32,000
Payments of Federal Home Loan Bank advances	(327,684)	(49,073)
Repayment of long-term debt	(3,000)	(1,000)
Net increase in financed premiums payable	9,020	1,537
Dividends paid	(7,307)	(9,338)
Proceeds from issuance of common stock	51	186
Repurchase of common stock		(5,989)
Proceeds from issuance of subordinated debt		12,372
Redemption of subordinated debt		(4,300)

Net Cash (used in) Financing Activities	(37,670)	(396,851)

Net Decrease in Cash and Cash Equivalents	(9,848)	(6,878)
Change in cash and cash equivalents of discontinued operations		167
Cash and Cash Equivalents at Beginning of Period	79,289	73,142

Cash and Cash Equivalents at End of Period	$69,441	$66,431

Cash paid during the period for
Interest	$46,932	$53,102
Income taxes	272	7,283
Transfer of loans to other real estate	5,112	3,892
Transfer of loans held for sale		3,300
Adoption of fair value option — securities transferred from available for sale to trading	15,018
See notes to interim consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Six months ended
	June 30,
	2008	2007
	(unaudited)
	(in thousands)

Balance at beginning of period	$240,502	$258,167
Net income	3,687	4,200
Cash dividends declared	(2,761)	(9,481)
Issuance of common stock	1,393	364
Share based compensation	296	118
Repurchase of common stock		(5,989)
Net change in accumulated other comprehensive income, net of reclassification adjustment pursuant to the adoption of SFAS #159 and related tax effect	(4,847)	(3,345)

Balance at end of period	$238,270	$244,034

See notes to interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. In our opinion, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2008 and December 31, 2007, and the results of operations for the three and six-month periods ended June 30, 2008 and 2007. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2007 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS #157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS #157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement on January 1, 2008 did not have a material impact on our consolidated financial statements.
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
In November, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As a result of adoption of SAB 109, gains on mortgage loans increased by approximately $0.1 million, before tax during the first six months of 2008.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $111.4 million at
June 30, 2008, and $77.2 million at December 31, 2007.
Impaired loans totaled approximately $95.9 million, $61.3 million and $37.7 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. At those same dates, certain impaired loans with balances of approximately $81.6 million, $53.4 million and $31.2 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $15.9 million, $10.7 million and $8.9 million, respectively. Our average investment in impaired loans was approximately $80.7 million and $30.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the second quarters of 2008 and 2007 was approximately $0.5 million and $0.2 million, respectively, the majority of which were received in cash.
An analysis of the allowance for loan losses is as follows:

	Six months ended
	June 30,
	2008		2007
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$45,294	$1,936	$26,879	$1,881
Additions (deduction)
Provision charged to operating expense	23,875	(207)	22,658	374
Recoveries credited to allowance	1,099		1,140
Loans charged against the allowance	(19,164)		(12,464)

Balance at end of period	$51,104	$1,729	$38,213	$2,255

4. Comprehensive income for the three- and six-month periods ended June 30 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Net income (loss)	$3,346	$(43)	$3,687	$4,200
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	(5,740)	(3,489)	(5,568)	(3,099)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	2,202	431	721	(92)
Reclassification adjustment for accretion on settled derivative financial instruments		(53)		(154)

Comprehensive income (loss)	$(192)	$(3,154)	$(1,160)	$855

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The net change in unrealized gain (loss) on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Gain reclassified into earnings	$723	$128	$723	$207
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	253	44	253	72
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
A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30, follows:
As of or for the three months ended June 30,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2008
Total assets	$2,927,747	$303,088	$334,621	$(326,421)	$3,239,035
Interest income	43,410	7,977			51,387
Net interest income	28,617	6,378	(1,774)		33,221
Provision for loan losses	12,409	(57)			12,352
Income (loss) before income tax	1,441	4,351	(1,953)	(24)	3,815
Net income (loss)	1,892	2,702	(1,232)	(16)	3,346

2007
Total assets	$3,058,809	$230,261	$331,763	$(359,576)	$3,261,257
Interest income	51,159	5,658	5	(655)	56,167
Net interest income	28,438	3,666	(1,586)	(42)	30,476
Provision for loan losses	14,851	42			14,893
Income (loss) from continuing operations before income tax	(1,478)	1,869	(2,021)	185	(1,445)
Discontinued operations, net of tax		(151)			(151)
Net income (loss)	206	1,015	(1,350)	86	(43)

(1)	Includes amounts relating to our parent company and certain insignificant operations.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the six months ended June 30,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2008
Total assets	$2,927,747	$303,088	$334,621	$(326,421)	$3,239,035
Interest income	89,270	15,151			104,421
Net interest income	55,356	11,893	(3,643)		63,606
Provision for loan losses	23,651	17			23,668
Income (loss) before income tax	(1,590)	8,172	(4,409)	(48)	2,125
Net income (loss)	1,395	5,075	(2,752)	(31)	3,687

2007
Total assets	$3,058,809	$230,261	$331,763	$(359,576)	$3,261,257
Interest income	101,461	10,856	10	(816)	111,511
Net interest income	56,407	6,934	(3,149)	(84)	60,108
Provision for loan losses	22,861	171			23,032
Income (loss) from continuing operations before income tax	3,498	3,257	(4,358)	355	2,752
Discontinued operations, net of tax		200			200
Net income (loss)	4,536	2,235	(2,743)	172	4,200

(1)	Includes amounts relating to our parent company and certain insignificant operations.
6. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options, stock units for a deferred compensation plan for non-employee directors and restricted stock awards.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Income from continuing operations	$3,346	$108	$3,687	$4,000

Net income (loss)	$3,346	$(43)	$3,687	$4,200

Shares outstanding	22,767	22,585	22,703	22,706
Effect of stock options	7	156	20	208
Stock units for deferred compensation plan for non—employee directors	58	60	62	59
Restricted stock awards	2		21

Shares outstanding for calculation of diluted earnings per share	22,834	22,801	22,806	22,973

Income (loss) per share from continuing operations
Basic	$.15	$.00	$.16	$.18
Diluted(1)	.15	.00	.16	.17
Net income (loss) per share
Basic	$.15	$.00	$.16	$.18
Diluted(1)	.15	.00	.16	.18

(1)	For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 1.5 million and 1.0 million for the three-months ended June 30, 2008 and 2007, respectively. During the six-month periods ended June 30, 2008 and 2007, weighted-average anti-dilutive stock options totaled 1.5 million and 0.9 million respectively.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	June 30, 2008
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Fair Value Hedges — pay variable interest-rate swap agreements	$11,159	0.5	$6

Cash Flow Hedges
Pay fixed interest-rate swap agreements	$127,000	2.6	$519
Interest-rate cap agreements	203,500	1.1	273

	$330,500	1.7	$792

No hedge designation
Pay fixed interest-rate swap agreements	$2,000	0.9	$(8)
Interest-rate cap agreements	92,000	1.5	113
Rate-lock mortgage loan commitments	8,630	0.1	145
Mandatory commitments to sell mortgage loans	35,956	0.1	130

Total	$138,586	1.0	$380

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
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.9 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
obligations) affect earnings. It is anticipated that approximately $0.4 million, net of tax, of unrealized losses on Cash Flow Hedges at June 30, 2008 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2008 is 6.5 years.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three—month period ended June 30, 2008

Interest-rate swap agreements not designated as hedges	$(8)		$(8)
Interest-rate cap agreements not designated as hedges	91		91
Rate Lock Commitments	(194)		(194)
Mandatory Commitments	159		159
Ineffectiveness of Fair value hedges	(4)		(4)
Ineffectiveness of Cash flow hedges	1		1
Cash flow hedges		$3,764	3,764
Reclassification adjustment		(377)	(377)

Total	45	3,387	3,432
Income tax	16	1,185	1,201

Net	$29	$2,202	$2,231

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the six—month period ended June 30, 2008

Interest-rate swap agreements not designated as hedges	$(8)		$(8)
Interest-rate cap agreements not designated as hedges	(3)		(3)
Rate Lock Commitments	193		193
Mandatory Commitments	193		193
Ineffectiveness of Fair value hedges	6		6
Ineffectiveness of Cash flow hedges	1		1
Cash flow hedges		$1,579	1,579
Reclassification adjustment		(471)	(471)

Total	382	1,108	1,490
Income tax	134	387	521

Net	$248	$721	$969

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three—month period ended June 30, 2007

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
Change in fair value during the six—month period ended June 30, 2007

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
Intangible assets, net of amortization, were comprised of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)

Amortized intangible assets
Core deposit	$31,326	$18,026	$31,326	$16,648
Customer relationship	1,302	1,132	1,302	1,099
Covenants not to compete	1,520	1,282	1,520	1,139

Total	$34,148	$20,440	$34,148	$18,886

Unamortized intangible assets — Goodwill	$66,754		$66,754

Amortization of intangibles has been estimated through 2013 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)

Six months ended December 31, 2008	$1,518
Year ending December 31:
2009	1,838
2010	1,310
2011	1,398
2012	1,115
2013 and thereafter	6,529

Total	$13,708

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill by reporting segment for the periods presented were as follows:

	IB	Mepco	Other(1)	Total
	(dollars in thousands)
Goodwill
Balance, December 31, 2007	$49,676	$16,735	$343	$66,754
Acquired during period
Impairment during period

Balance, June 30, 2008	$49,676	$16,735	$343	$66,754

Balance, December 31, 2006	$31,631	$16,735	$343	$48,709
Acquired during period (2)	18,388			18,388
Impairment	(343)			(343)

Balance, June 30, 2007	$49,676	$16,735	$343	$66,754

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2)	Goodwill associated with the acquisition of 10 branches.
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
During the second quarter of 2008, our common stock began to trade on the NASDAQ market at levels consistently below book value. As a result, we conducted a goodwill impairment analysis. This analysis included valuations based on: a comparable merger and acquisition transaction method; a guideline publicly traded company method, and; a discounted earnings method. Based on these valuations, management concluded that goodwill was not impaired. We intend to continue to closely monitor market conditions and the assumptions that we utilized for this most recent valuation analysis. We may incur additional impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.
9. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of June 30, 2008. We believe that such awards better align the interests of our officers with our shareholders. Share based compensation awards, are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
Pursuant to our performance-based compensation plans we granted 0.2 million shares of non-vested common stock to our officers on January, 16, 2008. The non-vested common stock cliff vests in five years. We use the market value of the common stock on date of grant to measure compensation cost for these non-vested share awards. We also estimate expected forfeitures over the vesting period.
During the first quarter of 2008 we modified 0.1 million stock options originally issued in prior years for one former officer. These modified options vested immediately and the expense associated with this modification of $0.01 million was included in compensation and benefits expense during the three month period ended March 31, 2008. The modification consisted of

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
extending the date of exercise subsequent to resignation of the officer from 3 months to 12 months.
During the second quarter of 2007 we modified 0.1 million stock options originally issued in prior years for one former officer. These modified options vested immediately and the expense associated with this modification of $0.1 million was included in compensation and benefits expense during the three month period ended June 30, 2007. The modification consisted of extending the date of exercise subsequent to resignation of the officer from 3 months to 18 months.
A summary of outstanding stock option grants and transactions at June 30, follows:

	Six-months Ended June 30, 2008
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)

Outstanding at January 1,	1,658,861	$19.55
Granted
Exercised	8,228	6.17
Forfeited	(36,675)	23.17

Outstanding at June 30,	1,613,958	$19.54	4.95	$0

Vested and expected to vest at June 30, 2008	1,584,471	$19.59	4.88	$0

Exercisable at June 30, 2008	1,472,969	$19.81	4.58	$0

A summary of non-vested restricted stock and transactions for the six month period ended June 30, follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1,	50,596	$16.69	0
Granted	220,023	7.63	50,596	$16.69
Exercised
Forfeited	(6,279)	9.32

Outstanding at June 30,	264,340	$9.32	50,596	$16.69

Total compensation cost recognized during the first six months of 2008 and 2007 for stock option and restricted stock grants was $0.3 million and $0.1 million, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.04 million for the first six months of 2008 and 2007, respectively.
At June 30, 2008, the total expected compensation cost related to non vested stock option and restricted stock awards not yet recognized was $2.0 million. The weighted-average period over which this amount will be recognized is 3.5 years.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following summarizes certain information regarding options exercised during the three and six-month periods ending June 30:

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007		2008	2007
	(in thousands)
Intrinsic value	$		$2	$61	$82

Cash proceeds received	$	$		$51	$68

Tax benefit realized	$	$		$21	$28

10. At June 30, 2008 and December 31, 2007 we had approximately $1.3 million and $2.6 million, respectively, of gross unrecognized tax benefits. If recognized, $1.0 million would reduce our effective tax rate at June 30, 2008. The decrease in our gross unrecognized tax benefit through the first half of 2008 is the result of a favorable development on a tax position prevalent in our industry that we had previously reserved for. This decrease was recognized during the first quarter of 2008. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2008.
11. As discussed in Note 2, we adopted SFAS #157 and #159 on January 1, 2008. We elected to adopt the fair value option for certain securities available for sale that existed at January 1, 2008 (these securities are now classified as trading securities). We also elected the fair value option for loans held for sale that were originated on or after January 1, 2008. These elections were made for the following reasons: (1) trading securities — these securities are preferred stocks with no stated maturity. As such, other than temporary impairment analysis is subjective. By electing the fair value option, this subjectivity is eliminated. (2) Loans held for sale — recording these loans at fair value will better match the fair value accounting we have historically used on the mandatory commitments to sell these loans that we enter into to reduce the impact of price fluctuations of the loans held for sale.
The following table summarizes the impact of adopting the fair value option for the available for sale securities on January 1, 2008. The adoption of SFAS #159 for loans held for sale had no impact on equity as this election was made for loans that were originated on or after January 1, 2008. Amounts shown represent the cumulative-effect adjustment to retained earnings resulting from the adoption of SFAS #159. These amounts were reclassified from accumulated other comprehensive income.

January 1,
2008
Securities available for sale — fair value	$15,018
Securities available for sale — amortized cost	17,353

Retained earnings cummulative effect adjustment, before tax	(2,335)
Tax impact	817

Retained earnings cummulative effect, adjustment, after tax	$(1,518)

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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as level 1 of the valuation hierarchy. Level 1 securities include certain preferred stocks, trust preferred securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as level 2 of the valuation hierarchy and include mortgage and other asset backed securities, municipal securities, certain trust preferred securities and one preferred stock security. One municipal security’s fair value is based upon a liquidity agreement included in the bond indenture and is classified as level 3 of the valuation hierarchy.
Loans held for sale: The fair value of loans held for sale is based on mortgage backed security pricing for comparable assets.
Impaired loans: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS #114”). We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price we record the impaired loan as nonrecurring Level 2. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and liabilities measured at fair value, including financial liabilities for which we have elected the fair value option, are summarized below:

					Changes in Fair Values for the
					Six-Month Period Ended
					June 30, 2008 for items Measured
		Fair Value Measurements at			at Fair Value Pursuant to Election
		June 30, 2008 Using			of the Fair Value Option
		Quoted					Total
		Prices					Change
		in Active					in Fair
	Fair Value	Markets	Significant	Significant			Values
	Measure-	for	Other	Un-			Included
	ments	Identical	Observable	observable			in Current
	June 30,	Assets	Inputs	Inputs	Net Gains on Assets		Period
	2008	(Level 1)	(Level 2)	(Level 3)	Securities	Loans	Earnings
(in thousands)
Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$12,963	$9,673	$3,290		$(2,049)		$(2,049)
Securities available for sale	308,757	2,487	294,895	$11,375
Loans held for sale	26,188		26,188			$232	232
Derivatives (1)	1,888		1,888
Liabilities
Brokered time deposits	10,697		10,697
Derivatives (2)	710		710
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	16,551		16,551
Impaired loans	79,996			79,996

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities
Interest income is recorded within the Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets. Dividend income is recorded based on cash dividends.
The following represent impairment charges recognized during the six month period ended June 30, 2008 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at the lower of cost or fair value had a carrying amount of $16.6 million with a valuation allowance of $0.05 million at June 30, 2008. A recovery of $0.3 million was included in earnings during the first six months of 2008.

•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $95.9 million, with a valuation allowance of $15.9 million at June 30, 2008. An additional provision for loan losses of $13.0 million was included in earnings during the first six months of 2008 relating to impaired loans.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Securities
Available
For Sale

Beginning balance, January 1, 2008	$21,497
Total gains (losses) realized and unrealized:
Included in earnings
Included in other comprehensive income
Purchases, issuances, settlements, maturities and calls	(94)
Transfers in and/or out of Level 3	(10,028)

Ending balance, June 30, 2008	$11,375

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2008	$0

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2008, for loans held for sale for which the fair value option has been elected.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale	$26,188	$232	$25,956
12. The results of operations for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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
Other than approximately $4 million (pre-tax) in annual reductions in non-interest expenses, and except as noted above, we do not expect the bank consolidation to have a material impact on our financial condition or results of operations. However, to date, the benefit of these reductions in non-interest expenses due to the bank consolidation have been more than offset by higher loan and collection costs and increased staffing associated with the management of significantly higher levels of watch credits, non-performing loans and other real estate owned. (See “Portfolio Loans and asset quality.”)
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
Results of Operations
Summary Net income from continuing operations totaled $3.3 million and $3.7 million during the three- and six-month periods ended June 30, 2008. The increase in net income from continuing operations for the second quarter of 2008 compared to 2007 was primarily attributable to increases in net interest income, securities gains and mortgage loan servicing income as well as a decline in the provision for loan losses. These changes were partially offset by higher non-interest expenses and income taxes.
The decline in net income from continuing operations for the first six months of 2008 compared to 2007 was primarily attributable to securities losses and higher non-interest expenses. These changes were partially offset by higher net interest income, deposit related revenues and gains on mortgage loan sales.
Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income from continuing operations (annualized) to
Average assets	0.42%	0.01%	0.23%	0.25%
Average equity	5.58	0.17	3.07	3.14
Net income (loss) (annualized) to
Average assets	0.42%	(0.01)%	0.23%	0.26%
Average equity	5.58	(0.07)	3.07	3.30

Income per common share from continuing operations
Basic	$0.15	$0.00	$0.16	$0.18
Diluted	0.15	0.00	0.16	0.17
Net income (loss) per common share
Basic	$0.15	$0.00	$0.16	$0.18
Diluted	0.15	0.00	0.16	0.18
Our focus is on long-term results, taking into consideration certain components of our revenues that are cyclical in nature (such as mortgage banking) which can cause fluctuations in our earnings per share from year to year. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth (both organic and through acquisitions), diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). Based on these standards, we did not achieve our profitability objectives during the first six months of 2008 or in 2007 or 2006. A significant increase in our provision for loan losses was the primary factor contributing to reduced profitability.
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
Tax equivalent net interest income increased by 7.7% to $34.5 million and by 4.8% to $66.3 million, respectively, during the three- and six-month periods in 2008 compared to 2007. These increases reflect a rise in our tax equivalent net interest income as a percent of average interest-earning assets (“Net Yield”) that was partially offset by a decrease in average interest-earning assets.
We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.3 million and $1.6 million for the second quarters of 2008 and 2007, respectively, and were $2.7 million and $3.2 million for the first six months of 2008 and 2007, respectively. These adjustments were computed using a 35% tax rate.
Average interest-earning assets totaled $2.961 billion and $2.963 billion during the three- and six-month periods in 2008, respectively. The decreases in average interest-earning assets are due primarily to a decline in securities that was partially offset by an increase in loans.
Our Net Yield increased by 41 basis points to 4.68% during the second quarter of 2008 and also by 24 basis points to 4.49% during the first six months of 2008 as compared to the like periods in 2007. The decline in short-term interest rates during 2008 has had a beneficial impact on our net interest margin. We have been able to reduce interest rates on our interest bearing liabilities at a faster pace than the decline in the yield on our interest earning assets. In particular, the majority of our Brokered CD’s were callable and during the first six months of 2008 we have exercised our call rights and replaced these higher costing Brokered CD’s with lower cost borrowings from the Federal Home Loan Bank and Federal Reserve Bank.
Our tax equivalent net interest income is also adversely impacted by our level of non-accrual loans. In the second quarter and first six months of 2008 non-accrual loans averaged $104.4 million and $93.6 million, respectively compared to $44.5 million and $42.0 million, respectively for the same periods in 2007. In addition, in the second quarter and first six months of 2008 we reversed $0.6 million and $1.4 million, respectively, of accrued and unpaid interest on loans placed on non-accrual during each period compared to $0.4 million and $0.7 million, respectively during the same periods in 2007.
Average Balances and Tax Equivalent Rates

	Three Months Ended
	June 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets(1)
Taxable loans	$2,578,668	$46,618	7.26%	$2,523,614	$50,468	8.01%
Tax-exempt loans (2)	11,316	203	7.22	9,761	166	6.82
Taxable securities	153,895	2,176	5.69	202,342	2,592	5.14
Tax-exempt securities (2)	189,313	3,346	7.11	230,873	4,069	7.07
Other investments	27,633	362	5.27	38,068	464	4.89

Interest Earning Assets — Continuing Operations	2,960,825	52,705	7.15	3,004,658	57,759	7.70

Cash and due from banks	50,637			49,947
Taxable loans — discontinued operations				744
Other assets, net	228,550			230,147

Total Assets	$3,240,012			$3,285,496

Liabilities
Savings and NOW	$993,186	2,454	0.99	$994,116	4,728	1.91
Time deposits	872,385	8,737	4.03	1,521,496	18,650	4.92
Long-term debt				2,495	29	4.66
Other borrowings	746,983	6,975	3.76	129,781	2,284	7.06

Interest Bearing Liabilities- Continuing Operations	2,612,554	18,166	2.80	2,647,888	25,691	3.89

Demand deposits	297,151			300,329
Time deposits — discontinued operations				527
Other liabilities	89,299			82,591
Shareholders’ equity	241,008			254,161

Total liabilities and shareholders’ equity	$3,240,012			$3,285,496

Tax Equivalent Net Interest Income		$34,539			$32,068

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.68%			4.27%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets(1)
Taxable loans	$2,571,593	$94,631	7.39%	$2,517,273	$100,317	8.01%
Tax-exempt loans (2)	10,472	377	7.24	9,639	326	6.82
Taxable securities	158,032	4,480	5.70	193,787	5,069	5.27
Tax-exempt securities (2)	197,102	6,932	7.07	234,741	8,190	7.04
Other investments	26,077	719	5.54	31,850	778	4.93

Interest Earning Assets — Continuing Operations	2,963,276	107,139	7.26	2,987,290	114,680	7.72

Cash and due from banks	51,549			51,907
Taxable loans — discontinued operations				16,737
Other assets, net	227,250			218,120

Total Assets	$3,242,075			$3,274,054

Liabilities
Savings and NOW	$995,808	6,019	1.22	$949,021	8,977	1.91
Time deposits	985,865	21,384	4.36	1,514,266	36,809	4.90
Long-term debt	497	12	4.86	2,743	63	4.63
Other borrowings	638,211	13,400	4.22	164,529	5,554	6.81

Interest Bearing Liabilities- Continuing Operations	2,620,381	40,815	3.13	2,630,559	51,403	3.94

Demand deposits	293,483			291,598
Time deposits — discontinued operations				12,173
Other liabilities	86,306			82,828
Shareholders’ equity	241,905			256,896

Total liabilities and shareholders’ equity	$3,242,075			$3,274,054

Tax Equivalent Net Interest Income		$66,324			$63,277

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.49%			4.25%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $12.4 million and $14.9 million during the three months ended June 30, 2008 and 2007, respectively. During the six-month periods ended June 30, 2008 and 2007, the provision was $23.7 million and $23.0 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio Loans and asset quality.”)

The elevated level of the provision for loan losses in all periods primarily reflect higher levels of non-performing loans and loan net charge-offs.
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
Non-interest income totaled $14.1 million during the three months ended June 30, 2008, a $1.4 million increase from the comparable period in 2007. This increase was primarily due to increases in securities gains and mortgage loan servicing income. For the first six months of 2008 non-interest income totaled $23.6 million, a $0.2 million increase from the comparable period in 2007.
Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Service charges on deposit accounts	$6,164	$6,380	$11,811	$11,268
Net gains (losses) on assets
Mortgage loans	1,141	1,238	3,008	2,319
Securities	837	128	(1,326)	207
VISA check card interchange income	1,495	1,292	2,866	2,242
Mortgage loan servicing	1,528	712	1,205	1,239
Mutual fund and annuity commissions	644	467	1,068	946
Bank owned life insurance	484	448	962	897
Title insurance fees	384	430	801	844
Manufactured home loan origination fees and commissions		115		229
Other	1,460	1,563	3,234	3,252

Total non-interest income	$14,137	$12,773	$23,629	$23,443

Service charges on deposit accounts decreased by 3.4% to $6.2 million and increased by 4.8% to $11.8 million during the three- and six-month periods ended June 30, 2008, respectively, from the comparable periods in 2007. The quarterly decline in service charges primarily reflects a decrease in checking account overdraft occurrences and a corresponding reduction in non-sufficient funds fees. We believe that this decline reflects softer economic conditions that are leading consumers to reduce overdrafts and related fees. The year to date increase in such service charges principally relates to the aforementioned branch acquisition.
Net gains on the sale of mortgage loans declined slightly on a quarterly basis and increased on a year to date basis. Effective January 1, 2008, we elected fair value accounting pursuant to Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS #159”) for mortgage loans held for sale. In addition, on January 1, 2008 we adopted Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings,” (“SAB #109) on commitments to originate mortgage loans. The impact of SFAS #159 and SAB #109 on net gains on mortgage loans was a $0.2 million decrease in the second quarter of 2008 and a $0.6 million increase for the first six months of 2008.
Mortgage loan origination volumes have declined in 2008 compared to 2007 due primarily to weak economic conditions in Michigan leading to generally lower home sales volumes and more stringent underwriting criteria making it more difficult for borrowers to qualify for mortgage loans. However, mortgage loan sales volumes have increased because we are selling a higher percentage of our origination volume in the secondary market.
Based on current interest rates and economic conditions in Michigan, we would expect the level of mortgage loan origination and sales activity in the last half of 2008 to be somewhat lower than what we experienced in the first half of the year.
Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Mortgage loans originated	$111,316	$129,613	$229,558	$246,428
Mortgage loans sold	80,238	77,913	164,687	147,125
Mortgage loans sold with servicing rights released	11,660	12,604	19,542	24,283
Net gains on the sale of mortgage loans	1,141	1,238	3,008	2,319
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	1.42%	1.59%	1.83%	1.58%
SFAS #133/#159 adjustments included in the Loan Sale Margin	(0.25)	0.00	0.38	0.00
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
Securities gains totaled $0.8 million during the three months ended June 30, 2008, compared to $0.1 million for comparable period in 2007. We generated $0.7 million of gains in the current quarter related to the sale of $20.7 million of municipal securities. The sale of certain municipal securities in the second quarter of 2008 was initiated in order to reduce the mix of tax-exempt securities and to begin a process of selectively deleveraging the balance sheet in order to enhance regulatory capital ratios. The second quarter 2007 securities gains resulted from the sale of approximately $9.1 million of securities.
During the first six months of 2008 we recorded securities losses of $1.3 million. Pursuant to SFAS #159, we elected, effective January 1, 2008, to measure the majority of our preferred stock investments at fair value. As a result of this election, we recorded net losses on securities of $2.2 million in the first quarter of 2008. This loss represented the change in fair value of these preferred stocks between the beginning and end of the first quarter of 2008. These preferred stocks had a total fair value of $12.9 million at March 31, 2008 and $13.0 million at June 30, 2008. This preferred stock portfolio includes issues of Fannie Mae, Freddie Mac, Merrill Lynch and Goldman Sachs. Changes in the fair value of these securities are now being recorded as a component of non-interest income each quarter. At January 1, 2008 the amortized cost basis of these preferred stocks exceeded the fair value by $2.3 million. We also recorded an after tax cumulative reduction of $1.5 million to retained earnings on January 1, 2008 associated with the initial adoption of SFAS #159 for these preferred stocks. Subsequent to June 30, 2008 the fair value of these preferred stocks have declined by approximately $3.4 million as of July 31, 2008.
We did not record any other than temporary impairment charges on securities in either the second quarters or first six months of 2008 or 2007. (See “Securities.”)
VISA check card interchange income increased in 2008 compared to 2007. These results can be attributed to an increase in the size of our card base due primarily to the aforementioned branch acquisition and a rise in the frequency of use of our VISA check card product by our customer base. In the first quarter of 2007 we implemented a rewards program for our VISA check card customers to encourage greater use of this product.
Mortgage loan servicing generated income of $1.5 million and $1.2 million in the second quarter and first six months of 2008 respectively, compared to $0.7 million and $1.2 million in the corresponding periods of 2007, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$15,297	$14,961	$15,780	$14,782
Originated servicing rights capitalized	754	776	1,632	1,462
Amortization	(496)	(432)	(1,132)	(839)
Decrease in impairment reserve	996	138	271	38

Balance at end of period	$16,551	$15,443	$16,551	$15,443

Impairment reserve at end of period	$48	$30	$48	$30

At June 30, 2008 we were servicing approximately $1.66 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.05% and a weighted average service fee of 25.7 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2008 totaled $16.6 million and had an estimated fair market value of $20.2 million.
Mutual fund and annuity commissions rose in 2008 compared to 2007 due to increased sales of these products primarily as a result of growth in the number of our licensed sales representatives.
Income from bank owned life insurance increased in 2008 compared to 2007 primarily due to a higher balance of such insurance on which the crediting rate was applied.

The declines in title insurance fees in 2008 compared to 2007 primarily reflect the changes in our mortgage loan origination volumes.
We closed down our mobile home lending subsidiary (First Home Financial) in June 2007. As a result, there were no manufactured home loan origination fees and commissions in the first quarter or six months of 2008. (Also see “Non-interest expense” below for a discussion of a goodwill impairment charge recorded in the first quarter of 2007 related to this business.)
Other non-interest income was relatively comparable for all periods presented.
Non-interest expense Non-interest expense is an important component of our results of operations. However, we primarily focus on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses will generally increase from year to year because we are attempting to expand our operations and customer base.
Non-interest expense increased by $1.4 million to $31.2 million and by $3.7 million to $61.4 million during the three- and six-month periods ended June 30, 2008, respectively, compared to the like periods in 2007. These increases are primarily due to higher loan and collection costs and losses on other real estate and repossessed assets. In addition, the aforementioned branch acquisition, which was completed in March 2007, impacted some comparisons for the year to date periods.
Non-Interest Expense

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)
Salaries	$9,727	$10,776	$19,883	$20,777
Performance-based compensation and benefits	1,443	1,153	2,747	2,474
Other benefits	2,638	2,855	5,362	5,501

Compensation and employee benefits	13,808	14,784	27,992	28,752
Occupancy, net	2,813	2,735	5,927	5,349
Loan and collection	2,031	1,221	3,887	2,227
Furniture, fixtures and equipment	1,825	1,991	3,642	3,891
Data processing	1,712	1,912	3,437	3,350
Loss on other real estate and repossessed assets	1,560	68	1,666	92
Advertising	1,168	1,341	2,268	2,493
Credit card and bank service fees	1,174	970	2,220	1,937
Communications	1,021	1,014	2,036	1,844
Deposit insurance	418	173	1,251	260
Amortization of intangible assets	761	935	1,554	1,505
Supplies	472	581	1,015	1,188
Legal and professional	463	457	881	963
Branch acquisition and conversion costs		(92)		330
Goodwill impairment				343
Other	1,965	1,711	3,666	3,243

Total non-interest expense	$31,191	$29,801	$61,442	$57,767

The decreases in salaries and other benefits in 2008 compared to 2007 are primarily attributable to the second quarter of 2007 including $1.0 million of severance costs due to staffing reductions in anticipation of the aforementioned bank charter consolidation.
We accrue for performance based compensation (expected annual cash bonuses, equity based compensation and the employee stock ownership plan contribution) based on the provisions of our incentive compensation plan and the performance targets established by our Board of Directors.
The increases in loan and collection expenses and losses on other real estate and repossessed assets are primarily related to the elevated level of non-performing loans and lower residential housing prices. (See “Portfolio Loans and asset quality.”)
Deposit insurance expense increased in 2008 compared to the year-ago periods reflecting higher rates and the full utilization of our assessment credits in 2007.
Credit card and bank service fees have increased due primarily to an increase in payment plans/finance receivables being administered by Mepco.
The goodwill impairment charge of $0.3 million relates to First Home Financial which we acquired in 1998. As described above, this entity ceased operations in June 2007 and the remaining goodwill associated with this entity of $0.3 million was written off in the first quarter of 2007.
Other expenses in the second quarter of 2008 include $0.2 million for the settlement of two litigation matters at Mepco and an accrual of $0.3 million for a potential liability at Independent Bank related to the withdrawal of funds from a deposit account in response to a tax levy. We intend to vigorously pursue restitution if we ultimately incur any loss on the latter matter.
Income tax expense (benefit) Changes in our income tax expense (benefit) are generally commensurate with the changes in our pre-tax earnings (loss) from continuing operations. Our actual income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax earnings (loss) primarily due to tax-exempt interest income and income on life insurance. We anticipate that our effective income tax rate for all of 2008 will be approximately 5%. The first quarter of 2008 also included a $1.6 million reduction in our federal income taxes due to the release of a previously established tax reserve resulting from a favorable development on the treatment of a particular tax issue prevalent in the banking industry.
Discontinued operations, net of tax See “Discontinued operations” above for a description of the sale of Mepco’s insurance premium finance business in January 2007. Discontinued operations produced a net loss of $0.2 million and net income of $0.2 million for the first three months and six months of 2007, respectively.

Financial Condition
Summary Our total assets decreased by $37.0 million during the first six months of 2008. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.565 billion at June 30, 2008, an increase of $18.5 million from December 31, 2007. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.080 billion at June 30, 2008, compared to $2.505 billion at December 31, 2007. The $425.0 million decrease in total deposits during the period is due primarily to a decline in Brokered CDs. Other borrowings totaled $702.1 million at June 30, 2008, an increase of $399.5 million from December 31, 2007. These changes principally reflect the payoff or call of Brokered CDs that were replaced with borrowings from the Federal Reserve Bank or Federal Home Loan Bank of Indianapolis. Interest rates on Brokered CDs remained elevated compared to other funding sources throughout the first six months of 2008.
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
Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities available for sale
June 30, 2008	$314,031	$3,560	$8,834	$308,757
December 31, 2007	363,237	6,013	5,056	364,194
Securities available for sale declined during the first six months of 2008 because maturities and principal payments in the portfolio were not replaced with new purchases. We also sold $20.7 million of municipal securities in the second quarter of 2008. (See “Non-Interest Income”). In addition, on January 1, 2008 we transferred $15.0 million of preferred stock investments from available for sale securities to trading securities.
As discussed earlier, we elected effective January 1, 2008, to measure the majority of our preferred stock investments at fair value pursuant to SFAS #159. We did not record any other than temporary impairment charges on any investment securities during the first six months of 2008 or 2007.

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)

Proceeds	$20,746	$9,124	$28,659	$15,491

Gross gains	$730	$128	$730	$225
Gross losses	(7)		(7)	(18)
SFAS #159 fair value adjustments	114		(2,049)

Net gains (losses)	$837	$128	$(1,326)	$207

Portfolio Loans and asset quality In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase mortgage loans from third-party originators.
The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses was elevated in the first half of 2008 as well as in 2007 and 2006 from prior historical levels.
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan growth has slowed during the past two years reflecting both weak economic conditions in Michigan as well as a competitive pricing climate. However, finance receivables (warranty payment plans) have been growing. This growth reflects both increased sales efforts as well as our ability to focus solely on this line of business at Mepco because of the sale of our insurance premium finance business in January 2007. Construction and land development loans have been declining recently because we are seeking to shrink this portion of our Portfolio Loans due to a very poor economic climate for real estate development, particularly residential real estate. Declines in Portfolio Loans or continuing competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. Primarily as a result of current market conditions that have increased our costs of capital and constrained liquidity, we believe that it is prudent to reduce the total amount of our Portfolio Loans over a longer time period. A $200 to $300 million reduction is expected to be accomplished through the amortization and payoff of existing Portfolio Loans in excess of the volume of newly originated loans. We would estimate that such a reduction will take two to three years to accomplish.

Non-performing assets

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Non-accrual loans	$109,844	$72,682
Loans 90 days or more past due and still accruing interest	1,560	4,394
Restructured loans		173

Total non-performing loans	111,404	77,249
Other real estate and repossessed assets	11,098	9,723

Total non-performing assets	$122,502	$86,972

As a percent of Portfolio Loans
Non-performing loans	4.34%	3.03%
Allowance for loan losses	1.99	1.78
Non-performing assets to total assets	3.78	2.65
Allowance for loan losses as a percent of non-performing loans	46	59
The increase in total non-performing loans since year end 2007 is due primarily to an increase in non-performing commercial loans, which totaled $74.4 million at June 30, 2008 compared to $49.0 million at December 31, 2007. The increase in non-performing commercial loans is primarily attributable to the addition of several large credits with real estate developers becoming past due in 2008. These delinquencies largely reflect cash flow difficulties encountered by many real estate developers in Michigan as they confront a significant decline in sales of real estate. In addition we continue to have an elevated level of non-performing mortgage loans (which totaled $30.6 million at June 30, 2008 compared to $23.1 million at December 31, 2007) due primarily to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $11.1 million at June 30, 2008, compared to $9.7 million at December 31, 2007. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. Higher foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past year. We believe that this higher foreclosure rate is due to both weak economic conditions (Michigan has the highest unemployment rate in the U.S.) and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at June 30, 2008, we anticipate that our level of other real estate and repossessed assets will continue to rise during 2008 and will likely remain at elevated levels for some period of time. A high level of non-performing assets would be expected to adversely impact our tax equivalent net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 1.43% on an annualized basis in the first half of 2008 (or $18.1 million) compared to 0.92% in the first half of 2007 (or $11.3 million). The rise in loan net charge-offs reflects increases of $4.5 million for commercial loans and $2.7 million for residential mortgage loans, that were partially offset by a decline in consumer (installment) loan net charge-offs. These increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development.
Allowance for loan losses

		Six months ended
		June 30,
	2008		2007
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
		(in thousands)
Balance at beginning of period	$45,294	$1,936	$26,879	$1,881
Additions (deduction)
Provision charged to operating expense	23,875	(207)	22,658	374
Recoveries credited to allowance	1,099		1,140
Loans charged against the allowance	(19,164)		(12,464)

Balance at end of period	$51,104	$1,729	$38,213	$2,255

Net loans charged against the allowance to average Portfolio Loans (annualized)	1.43%		0.92%
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
The allowance for loan losses increased to 1.99% of total Portfolio Loans at June 30, 2008 from 1.78% at December 31, 2007. This increase is primarily due to increases in three of the four components of the allowance for loan losses outlined above. The allowance for loan losses related to specific loans increased due to the rise in non-performing loans described earlier. The allowance for loan losses related to other adversely rated loans decreased primarily due to the migration of certain adversely rated loans into the specific allocations category. The allowance for loan losses related to historical losses increased due primarily to higher loss rates that were partially offset by a small decline in loans outstanding. Finally, the allowance for loan losses related to subjective factors increased primarily due to weaker economic conditions in Michigan that have contributed to higher levels of non-performing loans and net loan charge-offs.
Allocation of the Allowance for Loan Losses

	June 30,	December 31,
	2008	2007
	(in thousands)
Specific allocations	$15,907	$10,713
Other adversely rated loans	10,305	10,804
Historical loss allocations	14,905	14,668
Additional allocations based on subjective factors	9,987	9,109

	$51,104	$45,294

We took a variety of steps during 2007 to address the credit issues identified above (higher levels of watch credits, non-performing loans and other real estate and repossessed assets), including the following:
•	An enhanced quarterly watch credit review process to proactively manage higher risk loans.

•	Loan risk ratings are independently assigned and structure recommendations made upfront by our credit officers.

•	A Special Assets Group has been established to provide more effective management of our most troubled loans. A select group of law firms supports this team, providing professional advice and systemic feedback.

•	An independent loan review function provides portfolio/individual loan feedback to evaluate the effectiveness of processes by market.

•	Management (incentive) objectives for each commercial lender and senior commercial lender emphasize credit quality in addition to profitability.

•	Portfolio concentrations are monitored with select loan types encouraged and other loan types (such as residential real estate development) requiring significantly higher approval authorities.
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
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has generated increases in customer relationships as well as deposit service charges. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our historic core deposit growth has not kept pace with the historic growth of our Portfolio Loans. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”) In March 2007 we completed the aforementioned branch acquisition, principally to increase our core deposits and market share in certain Michigan markets where we already had a presence. As described earlier, we expect to reduce Portfolio Loans in the future to reduce our utilization of Brokered CD’s and borrowings.
We have implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	June 30,			December 31,
	2008			2007
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$112,539	1.8 years	4.24%	$516,077	1.9 years	4.72%
Fixed rate FHLB advances(1)	396,925	2.1 years	3.15	240,509	1.3 years	4.81
Variable rate FHLB advances(1)				20,000	.3 years	4.35
Securities sold under agreements to Repurchase(1)	35,000	2.4 years	4.42	35,000	2.9 years	4.42
FRB — Discount borrowing	269,000	.2 years	2.25
Federal funds purchased	40,671	1 day	2.25	54,452	1 day	4.00

Total	$854,135	1.4 years	3.02%	$866,038	1.6 years	4.68%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (the “FRB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $702.1 million at June 30, 2008, compared to $302.5 million at December 31, 2007. The $399.5 million increase in other borrowed funds principally reflects higher borrowings from the FRB and FHLB to payoff Brokered CDs that matured or were called. Interest rates on Brokered CDs remained elevated compared to other funding sources throughout the first half of 2008.
We had an unsecured revolving credit facility and a term loan (that had a remaining balance of $2.5 million). The lender elected to not renew the $10.0 million unsecured revolving credit facility (which matured in April 2008) and required repayment of the term loan because we were out of compliance with certain financial covenants contained within the loan documents. The $2.5 million term loan was repaid in full in April 2008 (it would have otherwise been repaid in full in accordance with the original terms in May 2009).
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At June 30, 2008, we employed interest-rate swaps with an aggregate notional amount of $140.2 million and interest rate caps with an aggregate notional amount of $295.5 million. (See note #7 of Notes to Interim Consolidated Financial Statements.)
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
Our sources of funds include a stable deposit base, secured advances from the Federal Home Loan Bank of Indianapolis, secured borrowings from the Federal Reserve Bank, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for trust preferred securities and Brokered CDs).

At June 30, 2008 we had $562.7 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we could replace. Additionally $1.285 billion of our deposits at June 30, 2008 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future. In particular, recent media reports about potential bank failures have created concerns among certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
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
Over the past several years our Portfolio Loans have generally grown more rapidly than our core deposits. In addition, much of this growth has been in loan categories that cannot generally be used as collateral for FHLB advances (such as commercial loans and finance receivables). As a result, we are somewhat dependent on wholesale funding sources (such as brokered CDs, FHLB advances, FRB borrowings, and Repurchase Agreements). The proceeds from the sale of our insurance premium finance business in January 2007 and from our branch acquisition in March 2007 were utilized to pay off maturing Brokered CDs or short-term borrowings. These two transactions enabled us to reduce our wholesale funding during 2007. As described earlier, we expect to reduce Portfolio Loans in the future to reduce our utilization of Brokered CD’s and borrowings.
Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities.
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $80.7 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2008 and December 31, 2007.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending June 30, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 86 basis points at June 30, 2008, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we historically repurchased our common stock. The level of share repurchases in a given time period generally reflects changes in our need for capital associated with our balance sheet growth and our level of earnings. Our board of directors has authorized the repurchase of up to 25,000 shares. This authorization expires on December 31, 2008. The only share repurchases currently being executed are for our deferred compensation and stock purchase plan for non-employee directors.
Primarily as a result of an increase in intangible assets associated with the above described branch acquisition and our cash dividends exceeding our net income in certain quarters over the past two years, our tangible capital ratio (excluding our accumulated other comprehensive loss) declined to 5.10% at June 30, 2008. Our internal Capital Policy generally requires a minimum tangible capital ratio of at least 5% and a targeted tangible capital ratio range of 5.50% to 6.50%. Since we are currently outside of the targeted range, it is unlikely that we will be repurchasing any shares of our common stock over the next several quarters other than minor amounts that are funded by our directors deferring their directors’ fees (or until such time as our tangible capital ratio returns to the targeted range). Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Although the FRB has not sought to restrict or limit the cash dividends that we have been paying, our board of directors has twice reduced our dividends in 2008. We reduced our April 30, 2008 common stock cash dividend from $0.21 per share to $0.11 per share (or by 47.6%) and reduced our July 31, 2008 common stock cash dividend to $0.01 per share (for a total reduction in 2008 of 95.2%).
At June 30, 2008 our parent company had cash on hand of $11.2 million. Subsequent to June 30, 2008 we paid a $0.01 per share July 31, 2008 dividend of approximately $0.2 million. In addition to any common stock cash dividend, our parent company has a net after tax interest cost on subordinated debentures related to our outstanding trust preferred securities of approximately $1.1 million per quarter. Because of the termination of the $10.0 parent company unsecured revolving credit facility (described above), the only current incoming cash flow to our parent company is dividends from our bank. Without prior regulatory approval, dividends from our bank to our parent company are limited to the bank’s 2008 net income. Given our parent company’s current cash on hand, we can cover approximately eight quarters of our existing common stock cash dividend and net after tax interest cost on the subordinated debentures related to our outstanding trust preferred securities. Thus the long-term continuation of our current common stock cash dividend is dependent on our bank having sufficient earnings to pay a regular quarterly cash dividend to our parent company. Our board of directors will determine the level of our October 31, 2008 quarterly cash dividend on our common stock in late September 2008 after considering our expected level of earnings for the third quarter of 2008, our capital levels and our outlook for credit costs.

Capitalization

	June 30,	December 31,
	2008	2007
	(in thousands)
Unsecured debt		$3,000

Subordinated debentures	$92,888	92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	22,773	22,601
Capital surplus	196,819	195,302
Retained earnings	22,178	22,770
Accumulated other comprehensive income (loss)	(3,500)	(171)

Total shareholders’ equity	238,270	240,502

Total capitalization	$328,370	$333,602

Total shareholders’ equity at June 30, 2008 decreased $2.2 million from December 31, 2007, due primarily to an increase in the accumulated other comprehensive loss. Shareholders’ equity totaled $238.3 million, equal to 7.36% of total assets at June 30, 2008. At December 31, 2007, shareholders’ equity was $240.5 million, which was equal to 7.34% of total assets.
Capital ratios

	June 30, 2008	December 31, 2007
Equity capital	7.36%	7.34%
Tier 1 capital to average assets	7.66	7.44
Tier 1 risk-based capital	9.68	9.35
Total risk-based capital	11.32	10.99
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
Changes in Market Value of Portfolio Equity and Tax Equivalent Net Interest Income

	Market Value		Tax Equivalent
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
June 30, 2008
200 basis point rise	$247,800	(9.46)%	$138,600	(4.74)%
100 basis point rise	263,900	(3.58)	141,800	(2.54)
Base-rate scenario	273,700		145,500
100 basis point decline	262,100	(4.24)	148,500	2.06
200 basis point decline	242,900	(11.25)	149,100	2.47

December 31, 2007
200 basis point rise	$229,000	(6.87)%	$121,600	(4.25)%
100 basis point rise	241,100	(1.95)	124,100	(2.28)
Base-rate scenario	245,900		127,000
100 basis point decline	234,100	(4.80)	128,900	1.50
200 basis point decline	222,200	(9.64)	130,200	2.52

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first half of 2008 and 2007 resulted in recording no other than temporary impairment charges on the various investment securities within our portfolio. However, as described above, we did elect (effective January 1, 2008) fair value accounting pursuant to SFAS #159 for certain of our preferred stock investments. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices.
Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded thus far in 2008.
At June 30, 2008 we had approximately $16.6 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At June 30, 2008 we had approximately $341.7 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a positive $0.8 million at June 30, 2008.
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
At June 30, 2008 we had recorded $66.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from our 2007 branch acquisition, the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. We did not record any goodwill impairment charges in the first half of 2008 and recorded goodwill impairment charges of $0.3 million in the first half of 2007, as described above under “Non-interest expense.” During the second quarter of 2008, our common stock began to trade on the NASDAQ market at levels consistently below book value. As a result, we conducted a goodwill impairment analysis. This analysis included valuations based on; a comparable merger and acquisition transaction method; a guideline publicly traded company method, and; a discounted earnings method. Based on these valuations, management concluded that goodwill was not impaired. We intend to continue to closely monitor market conditions and the assumptions that we utilized for this most recent valuation analysis. We may incur additional impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.
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
At June 30, 2008, $349.8 million, or 10.8% of total assets, consisted of financial instruments recorded at fair value on a recurring basis. Substantially all of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Only 3.3% of these financial assets were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements included variable rate demand municipal bonds in less liquid markets. At June 30, 2008, 0.4% of total liabilities, or $11.4 million, consisted of financial instruments (primarily brokered CDs) recorded at fair value on a recurring basis.
At June 30, 2008, $96.5 million, or 3.0% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments (comprised of loans held for investment and capitalized mortgage loan servicing rights) used Level 2 and Level 3 measurement valuation methodologies involving market-based or market-derived information to measure fair value. At June 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.
In addition to SFAS #157, on January 1, 2008 we also adopted SFAS #159 (fair value accounting) for certain financial assets as described earlier. We adopted SFAS #159 for loans held for sale (that prior to January 1, 2008 were recorded at the lower of cost or market) to correspond to the accounting for the related commitments to sell these loans. We also adopted SFAS #159 for certain preferred stock investments. These preferred stock investments are perpetual (have no stated maturity date) and assessing these particular investments for other than temporary impairment is relatively subjective. As a result, we elected fair value accounting for these preferred stocks and utilize a quoted market price (Level 1) or significant other observable inputs (Level 2).
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

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes have occurred in the market risk faced by the Registrant since December 31, 2007.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended June 30, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1A.Risk factors
Over the last several weeks, there have been numerous media reports about potential bank failures. These reports have created concerns among certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2008, pursuant to our share repurchase plan:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares
			Publicly	Authorized for
	Total Number of	Average Price	Announced	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Plan(2)	the Plan

April 2008	792	$7.98
May 2008
June 2008	1,250	4.00

Total	2,042	$5.54	0	7,991

(1)	Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 25,000 shares of our common stock. The repurchase plan expires on December 31, 2008.
Item 4. Submission of Matters to a Vote of Security-Holders
Our Annual Meeting of Shareholders was held on April 29, 2008. As described in our proxy statement, dated March 25, 2008, the following matters were considered at that meeting:

(1)	Election of directors:

Stephen L. Gulis, Terry L. Haske, Clarke B. Maxson, and Charles A. Palmer were elected to serve three-year terms expiring in 2011. Votes for and votes withheld for each nominee were as follows:

	Votes For	Votes Withheld
Stephen L. Gulis	19,316,153	789,080
Terry L. Haske	19,312,140	793,094
Clarke B. Maxson	19,311,381	793,852
Charles A. Palmer	19,305,843	799,391

Directors whose term of office as a director continued after the meeting were Donna J. Banks, Jeffrey A. Bratsburg, Charles C. Van Loan, Robert L. Hetzler, Michael M. Magee, Jr., and James E. McCarty.

(2)	Ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2008. Votes for, votes against and abstentions were as follows:

Votes for:	19,699,205
Votes against:	265,416
Abstain:	140,607
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 7, 2008	By	/s/ Robert N. Shuster
Robert N. Shuster,
Principal Financial Officer

Date August 7, 2008	By	/s/ James J. Twarozynski
James J. Twarozynski,
Principal Accounting Officer