Form 10-Q
period 2008-09-30
INDEPENDENT BANK CORP /MI/
filed 2008-11-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	23,014,147

Class	Outstanding at November 7, 2008

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$94,316	$79,289
Federal funds sold	250

Cash and cash equivalents	94,566	79,289
Trading securities	5,179
Securities available for sale	241,910	364,194
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	28,063	21,839
Loans held for sale, carried at fair value, at September 30, 2008	24,867	33,960
Loans
Commercial	1,012,569	1,066,276
Mortgage	856,875	873,945
Installment	368,651	368,478
Finance receivables	267,307	209,631

Total Loans	2,505,402	2,518,330
Allowance for loan losses	(53,898)	(45,294)

Net Loans	2,451,504	2,473,036
Property and equipment, net	72,771	73,558
Bank owned life insurance	44,404	42,934
Goodwill	66,754	66,754
Other intangibles	12,948	15,262
Capitalized mortgage loan servicing rights	16,260	15,780
Accrued income and other assets	79,394	60,910

Total Assets	$3,138,620	$3,247,516

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$310,510	$294,332
Savings and NOW	960,975	987,299
Retail time	687,347	707,419
Brokered time	201,709	516,077

Total Deposits	2,160,541	2,505,127
Federal funds purchased		54,452
Other borrowings	611,646	302,539
Subordinated debentures	92,888	92,888
Financed premiums payable	26,181	16,345
Liabilities of discontinued operations		34
Accrued expenses and other liabilities	22,079	35,629

Total Liabilities	2,913,335	3,007,014

Shareholders’ Equity
Preferred stock, no par value—200,000 shares authorized; none outstanding
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 23,014,147 shares at September 30, 2008 and 22,647,511 shares at December 31, 2007	22,782	22,601
Capital surplus	196,954	195,302
Retained earnings	16,621	22,770
Accumulated other comprehensive income (loss)	(11,072)	(171)

Total Shareholders’ Equity	225,285	240,502

Total Liabilities and Shareholders’ Equity	$3,138,620	$3,247,516

See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Interest Income
Interest and fees on loans	$46,427	$50,941	$141,303	$151,470
Interest on securities
Taxable	2,078	2,308	6,558	7,377
Tax-exempt	1,652	2,488	5,998	7,623
Other investments	466	232	1,185	1,010

Total Interest Income	50,623	55,969	155,044	167,480

Interest Expense
Deposits	9,577	22,590	36,980	68,376
Other borrowings	7,099	2,964	20,511	8,581

Total Interest Expense	16,676	25,554	57,491	76,957

Net Interest Income	33,947	30,415	97,553	90,523
Provision for loan losses	19,788	10,735	43,456	33,767

Net Interest Income After Provision for Loan Losses	14,159	19,680	54,097	56,756

Non-interest Income
Service charges on deposit accounts	6,416	6,565	18,227	17,833
Net gains (losses) on assets
Mortgage loans	969	1,094	3,977	3,413
Securities	(6,711)	52	(8,037)	259
VISA check card interchange income	1,468	1,287	4,334	3,529
Mortgage loan servicing	340	633	1,545	1,872
Title insurance fees	307	363	1,108	1,207
Other income	2,659	2,535	7,923	7,859

Total Non-interest Income	5,448	12,529	29,077	35,972

Non-interest Expense
Compensation and employee benefits	14,023	13,621	42,015	42,373
Occupancy, net	2,871	2,521	8,798	7,870
Loan and collection	2,008	1,285	5,895	3,512
Furniture, fixtures and equipment	1,662	1,798	5,304	5,689
Data processing	1,760	1,753	5,197	5,103
Loss on other real estate and repossessed assets	425	80	2,091	172
Advertising	1,575	1,472	3,843	3,965
Branch acquisition and conversion costs				330
Goodwill impairment				343
Other expenses	6,332	5,842	18,955	16,782

Total Non-interest Expense	30,656	28,372	92,098	86,139

Income (Loss) From Continuing Operations Before Income Tax	(11,049)	3,837	(8,924)	6,589
Income tax expense (benefit)	(5,723)	160	(7,285)	(1,088)

Income (Loss) From Continuing Operations	(5,326)	3,677	(1,639)	7,677
Discontinued operations, net of tax		48		248

Net Income (Loss)	$(5,326)	$3,725	$(1,639)	$7,925

Income (Loss) Per Share From Continuing Operations
Basic	$(.23)	.16	(.07)	.34
Diluted	(.23)	.16	(.07)	.34
Net Income (Loss) Per Share
Basic	$(.23)	.16	(.07)	.35
Diluted	(.23)	.16	(.07)	.35
Dividends Per Common Share
Declared	$.01	.21	.13	.63
Paid	.01	.21	.33	.62
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2008	2007
	(unaudited)
	(in thousands)
Net Income (Loss)	$(1,639)	$7,925

Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	221,196	227,692
Disbursements for loans held for sale	(208,126)	(216,517)
Provision for loan losses	43,456	34,060
Depreciation and amortization of premiums and accretion of discounts on securities and loans	(15,677)	(8,837)
Net gains on mortgage loans	(3,977)	(3,413)
Net (gains) losses on securities	8,037	(259)
Goodwill impairment		343
Deferred loan fees	(463)	(1,168)
Share based compensation	441	201
Increase in accrued income and other assets	(12,461)	(11,657)
Decrease in accrued expenses and other liabilities	(7,761)	(6,609)

	24,665	13,836

Net Cash from Operating Activities	23,026	21,761

Cash Flow from Investing Activities
Proceeds from the sale of trading securities	111
Proceeds from the sale of securities available for sale	77,077	56,184
Proceeds from the maturity of securities available for sale	15,220	31,970
Principal payments received on securities available for sale	16,974	24,089
Purchases of securities available for sale	(20,777)	(63,516)
Purchase of Federal Home Loan Bank stock	(6,224)
Purchase of Federal Reserve Bank stock		(7,514)
(Increase) decrease in portfolio loans originated, net of principal payments	3,171	(16,350)
Acquisition of business offices, less cash paid		210,053
Proceeds from sale of insurance premium finance business		175,901
Capital expenditures	(5,541)	(7,669)

Net Cash from Investing Activities	80,011	403,148

Cash Flow (used in) Financing Activities
Net decrease in total deposits	(344,764)	(287,855)
Net increase (decrease) in other borrowings and federal funds purchased	198,386	(178,612)
Proceeds from Federal Home Loan Bank advances	607,101	89,000
Payments of Federal Home Loan Bank advances	(547,832)	(49,205)
Repayment of long-term debt	(3,000)	(1,500)
Net increase in financed premiums payable	9,836	3,025
Dividends paid	(7,538)	(14,105)
Proceeds from issuance of common stock	51	143
Repurchase of common stock		(5,989)
Proceeds from issuance of subordinated debt		32,991
Redemption of subordinated debt		(4,300)

Net Cash (used in) Financing Activities	(87,760)	(416,407)

Net Increase in Cash and Cash Equivalents	15,277	8,502
Change in cash and cash equivalents of discontinued operations		167
Cash and Cash Equivalents at Beginning of Period	79,289	73,142

Cash and Cash Equivalents at End of Period	$94,566	$81,811

Cash paid during the period for
Interest	$63,827	$80,283
Income taxes	753	7,355
Transfer of loans to other real estate	16,519	5,562
Adoption of fair value option — securities transferred from available for sale to trading	15,018
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended
	September 30,
	2008	2007
	(unaudited)
	(in thousands)

Balance at beginning of period	$240,502	$258,167
Net income (loss)	(1,639)	7,925
Cash dividends declared	(2,992)	(14,251)
Issuance of common stock	1,392	487
Share based compensation	441	201
Repurchase of common stock		(5,989)
Net change in accumulated other comprehensive income, net of reclassification adjustment pursuant to the adoption of SFAS #159 and related tax effect	(12,419)	(2,107)

Balance at end of period	$225,285	$244,433

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 included in our annual report on Form 10-K.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2008 and December 31, 2007, and the results of operations for the three and nine-month periods ended September 30, 2008 and 2007. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2007 Annual Report on Form 10-K for a disclosure of our accounting policies.
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
In November 2007, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”) stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As a result of adoption of SAB 109, gains on mortgage loans increased by approximately $0.1 million, before tax during the first nine months of 2008.
3. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $114.6 million at
September 30, 2008, and $77.2 million at December 31, 2007.
Impaired loans totaled approximately $87.7 million, $61.3 million and $49.6 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. At those same dates, certain impaired loans with balances of approximately $77.1 million, $53.4 million and $43.1 million, respectively had specific allocations of the allowance for loan losses, which totaled approximately $16.8 million, $10.7 million and $10.4 million, respectively. Our average investment in impaired loans was approximately $82.4 million and $35.1 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first nine months of 2008 and 2007 was approximately $0.5 million and $0.3 million, respectively, the majority of which were received in cash.
An analysis of the allowance for loan losses is as follows:

	Nine months ended
	September 30,
	2008		2007
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$45,294	$1,936	$26,879	$1,881
Additions (deduction)
Provision charged to operating expense	44,039	(583)	33,420	347
Recoveries credited to allowance	2,707		1,741
Loans charged against the allowance	(38,142)		(19,713)

Balance at end of period	$53,898	$1,353	$42,327	$2,228

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Comprehensive income for the three- and nine-month periods ended September 30 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$(5,326)	$3,725	$(1,639)	$7,925
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	(7,529)	1,766	(13,097)	(1,333)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	(43)	(524)	678	(616)
Reclassification adjustment for accretion on settled derivative financial instruments		(4)		(158)

Comprehensive income (loss)	$(12,898)	$4,963	$(14,058)	$5,818

The net change in unrealized gain (loss) on securities available for sale reflect net gains and losses reclassified into earnings as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Gain (loss) reclassified into earnings	$958	$52	$1,681	$259
Federal income tax expense (benefit) as a result of the reclassification of these amounts from comprehensive income	335	19	588	91
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
A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30, follows:

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the three months ended September 30,

	IB	Mepco	Other(1)	Elimination	Total

	(in thousands)
2008
Total assets	$2,841,413	$292,825	$321,505	$(317,123)	$3,138,620
Interest income	42,266	8,357			50,623
Net interest income	29,067	6,624	(1,744)		33,947
Provision for loan losses	19,708	80			19,788
Income (loss) before income tax	(13,244)	4,352	(2,134)	(23)	(11,049)
Net income (loss)	(6,622)	2,704	(1,393)	(15)	(5,326)

2007
Total assets	$2,996,014	$219,153	$347,432	$(339,595)	$3,223,004
Interest income	48,850	6,313	(10)	816	55,969
Net interest income	27,995	4,156	(1,820)	84	30,415
Provision for loan losses	10,668	67			10,735
Income (loss) from continuing operations before income tax	2,964	2,305	(2,299)	867	3,837
Discontinued operations, net of tax		48			48
Net income (loss)	2,975	1,485	(1,360)	625	3,725

(1)	Includes amounts relating to our parent company and certain insignificant operations.
As of or for the nine months ended September 30,

	IB	Mepco	Other(1)	Elimination	Total

	(in thousands)
2008
Total assets	$2,841,413	$292,825	$321,505	$(317,123)	$3,138,620
Interest income	131,536	23,508			155,044
Net interest income	84,423	18,517	(5,387)		97,553
Provision for loan losses	43,359	97			43,456
Income (loss) before income tax	(14,834)	12,524	(6,543)	(71)	(8,924)
Net income (loss)	(5,227)	7,779	(4,145)	(46)	(1,639)

2007
Total assets	$2,996,014	$219,153	$347,432	$(339,595)	$3,223,004
Interest income	150,311	17,169			167,480
Net interest income	84,402	11,090	(4,969)		90,523
Provision for loan losses	33,529	238			33,767
Income (loss) from continuing operations before income tax	6,462	5,562	(6,382)	947	6,589
Discontinued operations, net of tax		248			248
Net income (loss)	7,511	3,720	(3,922)	616	7,925

(1)	Includes amounts relating to our parent company and certain insignificant operations.
6. Basic income per share is based on weighted average common shares outstanding during the period. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options, stock units for a deferred compensation plan for non-employee directors and restricted stock awards.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Income from continuing operations	$(5,326)	$3,677	$(1,639)	$7,677

Net income (loss)	$(5,326)	$3,725	$(1,639)	$7,925

Shares outstanding	22,778	22,587	22,728	22,666
Effect of stock options		81	14	155
Stock units for deferred compensation plan for non-employee directors	59	64	61	61
Restricted stock awards			15	2

Shares outstanding for calculation of diluted earnings per share	22,837	22,732	22,818	22,884

Income (loss) per share from continuing operations
Basic	$(.23)	$.16	$(.07)	$.34
Diluted(1)	(.23)	.16	(.07)	.34
Net income (loss) per share
Basic	$(.23)	$.16	$(.07)	$.35
Diluted(1)	(.23)	.16	(.07)	.35

(1)	For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 1.6 million and 1.4 million for the three-months ended September 30, 2008 and 2007, respectively. During the nine-month periods ended September 30, 2008 and 2007, weighted-average anti-dilutive stock options totaled 1.5 million and 0.9 million, respectively.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	September 30, 2008
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$122,000	2.5	$374
Interest-rate cap agreements	198,500	0.8	148

	$320,500	1.4	$522

No hedge designation
Pay fixed interest-rate swap agreements	$1,500	0.7	$2
Interest-rate cap agreements	92,000	1.3	42
Rate-lock mortgage loan commitments	12,708	0.1	79
Mandatory commitments to sell mortgage loans	37,107	0.1	106

Total	$143,315	0.9	$229

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
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.7 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.3 million, net of tax, of unrealized losses on Cash Flow Hedges at September 30, 2008 will be reclassified to earnings

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2008 is 6.3 years.
We historically have used long-term, fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments (“Fair Value Hedges”). We had no Fair Value Hedges at September 30, 2008.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three-month period ended September 30, 2008

Interest-rate swap agreements not designated as hedges	$10		$10
Interest-rate cap agreements not designated as hedges	(71)		(71)
Rate Lock Commitments	(66)		(66)
Mandatory Commitments	(24)		(24)
Ineffectiveness of Cash flow hedges	(1)		(1)
Cash flow hedges		$393	393
Reclassification adjustment		(459)	(459)

Total	(152)	(66)	(218)
Income tax	(53)	(23)	(76)

Net	$(99)	$(43)	$(142)

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the nine-month period ended September 30, 2008

Interest-rate swap agreements not designated as hedges	$2		$2
Interest-rate cap agreements not designated as hedges	(74)		(74)
Rate Lock Commitments	127		127
Mandatory Commitments	169		169
Ineffectiveness of Fair value hedges	6		6
Cash flow hedges		$1,972	1,972
Reclassification adjustment		(930)	(930)

Total	230	1,042	1,272
Income tax	81	364	445

Net	$149	$678	$827

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. SFAS No. 141, “Business Combinations,” (“SFAS #141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS #142”) effects how organizations account for business combinations and for the goodwill and intangible assets that arise from those combinations or are acquired otherwise.
Intangible assets, net of amortization, were comprised of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)

Amortized intangible assets
Core deposit	$31,326	$18,704	$31,326	$16,648
Customer relationship	1,302	1,149	1,302	1,099
Covenants not to compete	1,520	1,347	1,520	1,139

Total	$34,148	$21,200	$34,148	$18,886

Unamortized intangible assets -
Goodwill	$66,754		$66,754

Amortization of intangibles has been estimated through 2013 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)

Three months ended December 31, 2008	$758
Year ending December 31:
2009	1,838
2010	1,310
2011	1,398
2012	1,115
2013 and thereafter	6,529

Total	$12,948

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the carrying amount of goodwill by reporting segment for the periods presented were as follows:

	IB	Mepco	Other(1)	Total
	(dollars in thousands)

Goodwill
Balance, December 31, 2007	$49,676	$16,735	$343	$66,754
Acquired during period
Impairment during period

Balance, September 30, 2008	$49,676	$16,735	$343	$66,754

Balance, December 31, 2006	$31,631	$16,735	$343	$48,709
Acquired during period (2)	18,388			18,388
Impairment	(343)			(343)

Balance, September 30, 2007	$49,676	$16,735	$343	$66,754

(1)	Includes items relating to the Registrant and certain insignificant operations.

(2)	Goodwill associated with the acquisition of 10 branches.
During the first quarter of 2007 we recorded a goodwill impairment charge of $0.3 million at First Home Financial (FHF) which was acquired in 1998. We test goodwill for impairment and based on the fair value of FHF the goodwill associated with FHF was reduced to zero at March 31, 2007. This amount is included in Goodwill impairment in the Consolidated Statements of Operations. FHF was a loan origination company based in Grand Rapids, Michigan that specialized in the financing of manufactured homes located in mobile home parks or communities and was a subsidiary of our IB segment above. Revenues and profits had declined at FHF over the last few years and as a result of these declines, the operations of FHF ceased effective June 15, 2007 and this entity was dissolved on June 30, 2007.
Subsequent to the first quarter of 2008, our common stock began to trade on the NASDAQ market at levels consistently below book value. As a result, we conducted a goodwill impairment analysis. This analysis included valuations based on an income approach and a market approach. As a result of these valuations, we concluded that the fair value of the reporting unit equity for our bank was below the carrying value of the equity. Under SFAS #142 this necessitated a step 2 analysis and valuation. Based on the step 2 analysis (which involved determining the fair value of our bank’s assets, liabilities and identifiable intangibles) we concluded that goodwill was not impaired. In the step 2 analysis the implied fair value of the goodwill exceeded the carrying value. In particular, the estimated fair value of the bank’s loans were substantially below the carrying value in the step 2 analysis. We also believe that the market’s perception of the fair value of our loan portfolio is the primary reason for our common stock now trading at levels consistently below book value. We intend to continue to closely monitor market conditions and the assumptions that we utilized for this most recent valuation analysis. We may incur additional impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.
9. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of September 30, 2008. We believe that such awards better align the interests of our officers with our shareholders. Share based compensation awards, are measured at fair value at the date of grant and are expensed

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
Pursuant to our performance-based compensation plans we granted 0.2 million shares of non-vested common stock to our officers on January 16, 2008. The non-vested common stock cliff vests in five years. We use the market value of the common stock on date of grant to measure compensation cost for these non-vested share awards. We also estimate expected forfeitures over the vesting period.
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
A summary of outstanding stock option grants and transactions at September 30, follows:

	Nine-months ended September 30, 2008
			Weighted-
			Average	Aggregated
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (in
	Shares	Price	Term (years)	thousands)

Outstanding at January 1,	1,658,861	$19.55
Granted
Exercised	8,228	6.17
Forfeited	(36,675)	23.17

Outstanding at September 30,	1,613,958	$19.54	4.66	$2

Vested and expected to vest at September 30, 2008	1,600,692	$19.56	4.62	$2

Exercisable at September 30, 2008	1,472,969	$19.81	4.28	$2

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of non-vested restricted stock and transactions for the nine month period ended September 30, follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at January 1,	50,596	$16.69	0
Granted	220,023	7.63	50,596	$16.69
Exercised
Forfeited	(6,279)	9.32

Outstanding at September 30,	264,340	$9.32	50,596	$16.69

Total compensation cost recognized during the first nine months of 2008 and 2007 for stock option and restricted stock grants was $0.4 million and $0.2 million, respectively. The corresponding tax benefit relating to this expense was $0.2 million and $0.07 million for the first nine months of 2008 and 2007, respectively.
At September 30, 2008, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.8 million. The weighted-average period over which this amount will be recognized is 3.3 years.
The following summarizes certain information regarding options exercised during the three- and nine-month periods ending September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Intrinsic value	$	$59	$61	$141

Cash proceeds received	$	$75	$51	$143

Tax benefit realized	$	$4	$21	$32

10. At September 30, 2008 and December 31, 2007 we had approximately $1.3 million and $2.6 million, respectively, of gross unrecognized tax benefits. If recognized, $1.0 million would reduce our effective tax rate at September 30, 2008. The decrease in our gross unrecognized tax benefit through the first three quarters of 2008 is the result of a favorable development on a tax position prevalent in our industry that we had previously reserved for. This decrease was recognized during the first quarter of 2008. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2008.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Impaired loans: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS #114”). We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price we record the impaired loan as nonrecurring Level 2. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and liabilities measured at fair value, including financial liabilities for which we have elected the fair value option, are summarized below:

					Changes in Fair Values for the
					Nine-Month Period Ended
					September 30, 2008 for items Measured
		Fair Value Measurements at			at Fair Value Pursuant to Election
		September 30, 2008 Using			of the Fair Value Option
		Quoted					Total
		Prices					Change
		in Active					in Fair
	Fair Value	Markets	Significant	Significant			Values
	Measure-	for	Other	Un-			Included
	ments	Identical	Observable	observable	Net Gains (Losses)		in Current
	September 30,	Assets	Inputs	Inputs	on Assets		Period
	2008	(Level 1)	(Level 2)	(Level 3)	Securities	Loans	Earnings
	(in thousands)

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$5,179	$5,088	$91		$(9,718)		$(9,718)
Securities available for sale	241,910	2,270	228,265	$11,375
Loans held for sale	24,867		24,867			$305	305
Derivatives (1)	1,499		1,499

Liabilities
Derivatives (2)	749		749

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	16,260		16,260
Impaired loans	60,252			60,252

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities
Interest income is recorded within the Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets. Dividend income is recorded based on cash dividends.
The following represent impairment charges recognized during the nine month period ended September 30, 2008 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at the lower of cost or fair value had a carrying amount of $16.3 million with a valuation allowance of $0.4 million at September 30, 2008. A charge of $0.1 million was included in earnings during the first nine months of 2008.

•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $77.1 million, with a valuation allowance of $16.8 million at September 30, 2008. An additional provision for loan losses of $30.3 million was included in earnings during the first nine months of 2008 relating to impaired loans.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Securities
Available
For Sale

Beginning balance, January 1, 2008	$21,497
Total gains (losses) realized and unrealized:
Included in earnings
Included in other comprehensive income
Purchases, issuances, settlements, maturities and calls	(94)
Transfers in and/or out of Level 3	(10,028)

Ending balance, September 30, 2008	$11,375

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2008	$0

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2008, for loans held for sale for which the fair value option has been elected.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale	$24,867	$305	$24,562
12. The results of operations for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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
Other than approximately $4 million (pre-tax) in annual reductions in non-interest expenses, and except as noted above, the bank consolidation has not had a material impact on our financial condition or results of operations. However, to date, the benefit of these reductions in non-interest expenses due to the bank consolidation have been more than offset by higher loan and collection costs and increased staffing associated with the management of significantly higher levels of watch credits, non-performing loans and other real estate owned. (See “Portfolio Loans and asset quality.”)
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
Results of Operations
Summary We incurred a net loss from continuing operations of $5.3 million and $1.6 million during the three- and nine-month periods ended September 30, 2008, respectively. The decline in earnings in 2008 compared to 2007 was primarily attributable to securities losses, a higher provision for loan losses and increased non-interest expenses. These changes were partially offset by higher net interest income and lower income taxes.
     Key performance ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations (annualized) to
Average assets	(0.66)%	0.45%	(0.07)%	0.31%
Average equity	(8.97)	5.93	(0.91)	4.05
Net income (loss) (annualized) to
Average assets	(0.66)%	0.46%	(0.07)%	0.33%
Average equity	(8.97)	6.01	(0.91)	4.18

Income (loss) per common share from continuing operations
Basic	$(0.23)	$0.16	$(0.07)	$0.34
Diluted	(0.23)	0.16	(0.07)	0.34
Net income (loss) per common share
Basic	$(0.23)	$0.16	$(0.07)	$0.35
Diluted	(0.23)	0.16	(0.07)	0.35
Our focus is on long-term results, taking into consideration certain components of our revenues that are cyclical in nature (such as mortgage banking) which can cause fluctuations in our earnings per share from year to year. Our primary strategies for achieving long-term growth in earnings per share include: earning asset growth, diversification of revenues (within the financial services industry), effective capital management (efficient use of our shareholders’ equity) and sound risk management (credit, interest rate, liquidity and regulatory risks). Based on these standards, we did not achieve our profitability objectives during the first nine months of 2008 or in 2007 or 2006. A significant increase in our provision for loan losses was the primary factor contributing to reduced profitability.
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
Tax equivalent net interest income increased by 9.8% to $35.0 million and by 6.5% to $101.3 million, respectively, during the three- and nine-month periods in 2008 compared to 2007. These increases reflect a rise in our tax equivalent net interest income as a percent of average interest-earning assets (“Net Yield”) that was partially offset by a decrease in average interest-earning assets.
We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $1.1 million and $1.5 million for the third quarters of 2008 and 2007, respectively, and were $3.8 million and $4.6 million for the first nine months of 2008 and 2007, respectively. These adjustments were computed using a 35% tax rate.
Average interest-earning assets totaled $2.930 billion and $2.952 billion during the three- and nine-month periods in 2008, respectively. The decreases in average interest-earning assets from the comparable periods in 2007 are due primarily to a decline in securities that was partially offset by an increase in loans.
Our Net Yield increased by 45 basis points to 4.76% during the third quarter of 2008 and also by 31 basis points to 4.58% during the first nine months of 2008 as compared to the like periods in 2007. The decline in short-term interest rates during 2008 has had a beneficial impact on our net interest margin. We have been able to reduce interest rates on our interest bearing liabilities at a faster pace than the decline in the yield on our interest earning assets. In particular, we exercised our call rights on certain Brokered CD’s and replaced them with lower cost borrowings from the Federal Home Loan Bank and Federal Reserve Bank.
Our tax equivalent net interest income is also adversely impacted by our level of non-accrual loans. In the third quarter and first nine months of 2008 non-accrual loans averaged $115.4 million and $100.7 million, respectively, compared to $57.9 million and $47.8 million, respectively, for the same periods in 2007. In addition, in the third quarter and first nine months of 2008 we reversed $0.3 million and $1.8 million, respectively, of accrued and unpaid interest on loans placed on non-accrual during each period, compared to $0.4 million and $1.2 million, respectively during the same periods in 2007.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	September 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets(1)
Taxable loans	$2,584,151	$46,294	7.14%	$2,528,039	$50,835	8.00%
Tax-exempt loans (2)	11,953	205	6.82	9,079	163	7.12
Taxable securities	142,483	2,078	5.80	163,321	2,308	5.61
Tax-exempt securities (2)	145,911	2,630	7.17	223,634	3,897	6.91
Other investments	45,362	466	4.09	20,196	232	4.56

Interest Earning Assets — Continuing Operations	2,929,860	51,673	7.02	2,944,269	57,435	7.75

Cash and due from banks	56,922			34,873
Taxable loans — discontinued operations				604
Other assets, net	224,626			245,888

Total Assets	$3,211,408			$3,225,634

Liabilities
Savings and NOW	$966,415	2,262	0.93	$996,125	4,942	1.97
Time deposits	814,434	7,315	3.57	1,432,098	17,648	4.89
Long-term debt				1,995	23	4.57
Other borrowings	790,353	7,099	3.57	160,699	2,941	7.26

Interest Bearing Liabilities — Continuing Operations	2,571,202	16,676	2.58	2,590,917	25,554	3.91

Demand deposits	314,116			316,873
Time deposits — discontinued operations				434
Other liabilities	89,951			71,430
Shareholders’ equity	236,139			245,980

Total liabilities and shareholders’ equity	$3,211,408			$3,225,634

Tax Equivalent Net Interest Income		$34,997			$31,881

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.76%			4.31%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Nine Months Ended
	September 30,
	2008			2007
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,575,809	$140,925	7.30%	$2,520,661	$151,152	8.01%
Tax-exempt loans (2)	10,969	582	7.09	9,450	489	6.92
Taxable securities	152,812	6,558	5.73	185,707	7,377	5.31
Tax-exempt securities (2)	179,914	9,562	7.10	230,998	12,087	7.00
Other investments	32,553	1,185	4.86	25,732	1,010	5.25

Interest Earning Assets — Continuing Operations	2,952,057	158,812	7.18	2,972,548	172,115	7.73

Cash and due from banks	53,354			30,663
Taxable loans — discontinued operations				11,274
Other assets, net	226,367			244,780

Total Assets	$3,231,778			$3,259,265

Liabilities
Savings and NOW	$985,938	8,281	1.12	$964,895	13,919	1.93
Time deposits	928,304	28,699	4.13	1,486,616	54,457	4.90
Long-term debt	330	12	4.86	2,491	86	4.62
Other borrowings	689,296	20,499	3.97	163,237	8,495	6.96

Interest Bearing Liabilities — Continuing Operations	2,603,868	57,491	2.95	2,617,239	76,957	3.93

Demand deposits	300,411			303,045
Time deposits — discontinued operations				8,176
Other liabilities	87,530			77,548
Shareholders’ equity	239,969			253,257

Total liabilities and shareholders’ equity	$3,231,778			$3,259,265

Tax Equivalent Net Interest Income		$101,321			$95,158

Tax Equivalent Net Interest Income as a Percent of Earning Assets			4.58%			4.27%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $19.8 million and $10.7 million during the three months ended September 30, 2008 and 2007, respectively. During the nine-month periods ended September 30, 2008 and 2007, the provision was $43.5 million and $33.8 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio Loans and asset quality.”) The elevated level of the provision for loan losses in all periods primarily reflect higher levels of non-performing loans and loan net charge-offs.
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
Non-interest income totaled $5.4 million during the three months ended September 30, 2008, a $7.1 million decrease from the comparable period in 2007. For the first nine months of 2008 non-interest income totaled $29.1 million, a $6.9 million decrease from the comparable period in 2007. These decreases were primarily due to securities losses.
     Non-Interest Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Service charges on deposit accounts	$6,416	$6,565	$18,227	$17,833
Net gains (losses) on assets
Mortgage loans	969	1,094	3,977	3,413
Securities	(6,711)	52	(8,037)	259
VISA check card interchange income	1,468	1,287	4,334	3,529
Mortgage loan servicing	340	633	1,545	1,872
Mutual fund and annuity commissions	680	517	1,748	1,463
Bank owned life insurance	506	471	1,468	1,368
Title insurance fees	307	363	1,108	1,207
Manufactured home loan origination fees and commissions		10		239
Other	1,473	1,537	4,707	4,789

Total non-interest income	$5,448	$12,529	$29,077	$35,972

Service charges on deposit accounts decreased by 2.3% to $6.4 million and increased by 2.2% to $18.3 million during the three- and nine-month periods ended September 30, 2008, respectively, from the comparable periods in 2007. The quarterly decline in service charges primarily reflects a decrease in checking account overdraft occurrences and a corresponding reduction in non-sufficient funds fees. We believe that this decline reflects softer economic conditions that are leading consumers to reduce overdrafts and related fees. The year to date increase in such service charges principally relates to the aforementioned branch acquisition.
Net gains on the sale of mortgage loans declined slightly on a quarterly basis and increased on a year to date basis. Effective January 1, 2008, we elected fair value accounting pursuant to Statement of Financial Accounting Standards No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS #159”) for mortgage loans held for sale. In addition, on January 1, 2008 we adopted Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings,” (“SAB #109”) on commitments to originate mortgage loans. The impact of SFAS #159 and SAB #109 on net gains on mortgage loans was not significant in the third quarter of 2008 and was a $0.6 million increase for the first nine months of 2008.
Mortgage loan origination volumes have declined in 2008 compared to 2007 due primarily to weak economic conditions in Michigan leading to generally lower home sales volumes and more stringent underwriting criteria making it more difficult for borrowers to qualify for mortgage loans.
Based on current interest rates and economic conditions in Michigan, we would expect the level of mortgage loan origination and sales activity in the last quarter of 2008 to be somewhat lower than what we experienced in the three quarters of the year.
     Mortgage Loan Activity

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Mortgage loans originated	$74,506	$113,563	$304,064	$359,991
Mortgage loans sold	52,837	77,154	217,524	224,279
Mortgage loans sold with servicing rights released	16,760	14,121	36,302	38,404
Net gains on the sale of mortgage loans	969	1,094	3,977	3,413
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	1.83%	1.42%	1.82%	1.52%
SFAS #133/#159 adjustments included in the Loan Sale Margin	(0.03)	(0.06)	0.28	(0.03)
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
Securities losses totaled $6.7 million during the three months ended September 30, 2008, compared to a gain $0.1 million for comparable period in 2007. The securities losses in the third quarter of 2008 include a decline in the fair value of trading securities of $7.7 million and other than temporary impairment charges of $0.1 million on securities available for sale. The decline in the fair value of trading securities relates principally to our holdings of Fannie Mae and Freddie Mac preferred stock (that collectively had a remaining fair value of only $0.3 million at September 30, 2008). Partially offsetting these losses, we generated $1.1 million of gains in the third quarter related to the sale of $48.4 million of municipal securities.
During the first nine months of 2008 we recorded securities losses of $8.0 million. Pursuant to SFAS #159, we elected, effective January 1, 2008, to measure the majority of our preferred stock investments at fair value. This preferred stock portfolio includes issues of Fannie Mae, Freddie Mac, Merrill Lynch and Goldman Sachs. As a result of this election, for the nine month period ended September 30, 2008 we recorded net losses on securities of $9.7 million. Changes in the fair value of these securities are now being recorded as a component of non-interest income each quarter. We also recorded an after tax cumulative reduction of $1.5 million to retained earnings on January 1, 2008 associated with the initial adoption of SFAS #159 for these preferred stocks. Partially offsetting these losses, we generated $1.8 million of gains in the first nine months of

2008 related to the sale of $69.1 million of municipal securities. The sale of municipal securities was initiated in the second quarter of 2008 in order to reduce the mix of tax-exempt securities and to begin a process of selectively deleveraging the balance sheet in order to enhance regulatory capital ratios.
For the first nine months of 2007 we generated net gains of $0.3 million on the sale of $56.2 million of securities.
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
Mortgage loan servicing generated income of $0.3 million and $1.5 million in the third quarter and first nine months of 2008 respectively, compared to $0.6 million and $1.9 million in the corresponding periods of 2007, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Balance at beginning of period	$16,551	$15,443	$15,780	$14,782
Originated servicing rights capitalized	403	760	2,035	2,222
Amortization	(346)	(381)	(1,478)	(1,220)
(Increase) Decrease in impairment reserve	(348)	8	(77)	46

Balance at end of period	$16,260	$15,830	$16,260	$15,830

Impairment reserve at end of period	$396	$22	$396	$22

At September 30, 2008 we were servicing approximately $1.66 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 6.06% and a weighted average service fee of 25.7 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2008 totaled $16.3 million and had an estimated fair market value of $19.7 million.
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

We closed down our mobile home lending subsidiary (First Home Financial) in June 2007. As a result, there were no manufactured home loan origination fees and commissions in the first quarter or nine months of 2008. (Also see “Non-interest expense” below for a discussion of a goodwill impairment charge recorded in the first quarter of 2007 related to this business.)
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
Non-interest expense increased by $2.3 million to $30.7 million and by $6.0 million to $92.1 million during the three- and nine-month periods ended September 30, 2008, respectively, compared to the like periods in 2007. These increases are primarily due to higher loan and collection costs and losses on other real estate and repossessed assets. In addition, the aforementioned branch acquisition, which was completed in March 2007, impacted some comparisons (for example occupancy expense) for the year to date periods.
     Non-Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Salaries	$10,110	$9,771	$29,993	$30,548
Performance-based compensation and benefits	1,336	1,287	4,083	3,761
Other benefits	2,577	2,563	7,939	8,064

Compensation and employee benefits	14,023	13,621	42,015	42,373
Occupancy, net	2,871	2,521	8,798	7,870
Loan and collection	2,008	1,285	5,895	3,512
Furniture, fixtures and equipment	1,662	1,798	5,304	5,689
Data processing	1,760	1,753	5,197	5,103
Loss on other real estate and repossessed assets	425	80	2,091	172
Advertising	1,575	1,472	3,843	3,965
Credit card and bank service fees	1,273	939	3,493	2,876
Communications	968	962	3,004	2,806
Deposit insurance	275	100	1,526	360
Amortization of intangible assets	760	934	2,314	2,439
Supplies	519	590	1,534	1,778
Legal and professional	527	504	1,408	1,467
Branch acquisition and conversion costs				330
Goodwill impairment				343
Other	2,010	1,813	5,676	5,056

Total non-interest expense	$30,656	$28,372	$92,098	$86,139

The third quarter and first nine months of 2007 included $0.2 million and $1.1 million, respectively, of severance costs due to staffing reductions related primarily to the aforementioned bank charter consolidation. Excluding these costs, salary expenses rose in 2008 compared to 2007 due primarily to merit pay increases effective January 1, 2008. Overall full-time employee equivalent staffing levels are relatively consistent between periods as the staff reductions associated with the bank charter consolidation have largely been offset by additional staffing in collections and our special assets group associated with a higher level of delinquent and non-performing loans.
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
The goodwill impairment charge of $0.3 million in the nine-month period in 2007 relates to First Home Financial which we acquired in 1998. As described above, this entity ceased operations in June 2007 and the remaining goodwill associated with this entity of $0.3 million was written off in the first quarter of 2007.
Other expenses for the first nine months of 2008 include (both recorded in the second quarter) $0.2 million for the settlement of two litigation matters at Mepco and an accrual of $0.3 million for a potential liability at Independent Bank related to the withdrawal of funds from a deposit account in response to a tax levy. We intend to vigorously pursue restitution if we ultimately incur any loss on the latter matter.
Income tax expense (benefit) Changes in our income tax expense (benefit) are generally commensurate with the changes in our pre-tax earnings (loss) from continuing operations. Our actual income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax earnings (loss) primarily due to tax-exempt interest income and income on life insurance. We anticipate that our effective income tax rate for all of 2008 will be approximately 82%. The first quarter of 2008 also included a $1.6 million reduction in our federal income taxes due to the release of a previously established tax reserve resulting from a favorable development on the treatment of a particular tax issue prevalent in the banking industry.
Discontinued operations, net of tax See “Discontinued operations” above for a description of the sale of Mepco’s insurance premium finance business in January 2007. Discontinued operations produced net income of $0.05 million of $0.25 million for the third quarter and first nine months of 2007, respectively.
Financial Condition
Summary Our total assets decreased by $108.9 million during the first nine months of 2008. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.505 billion at September 30,

2008, a decrease of $12.9 million from December 31, 2007. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.161 billion at September 30, 2008, compared to $2.505 billion at December 31, 2007. The $344.6 million decrease in total deposits during the period is due primarily to a decline in Brokered CDs. Other borrowings totaled $611.6 million at September 30, 2008, an increase of $309.1 million from December 31, 2007. These changes principally reflect the payoff or call of Brokered CDs that were replaced with borrowings from the Federal Reserve Bank or Federal Home Loan Bank of Indianapolis. Interest rates on Brokered CDs remained elevated compared to other funding sources throughout most of the first nine months of 2008.
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
     Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
September 30, 2008	$258,767	$2,380	$19,237	$241,910
December 31, 2007	363,237	6,013	5,056	364,194
Securities available for sale declined during the first nine months of 2008 because maturities and principal payments in the portfolio were not replaced with new purchases. We also sold $69.1 million of municipal securities during the first nine months of 2008. (See “Non-Interest Income”). In addition, on January 1, 2008 we transferred $15.0 million of preferred stock investments from available for sale securities to trading securities.
As discussed earlier, we elected effective January 1, 2008, to measure the majority of our preferred stock investments at fair value pursuant to SFAS #159. We did record a $0.1 million other than temporary impairment charge on a bank trust preferred security in the third quarter of 2008. We did not record any other than temporary impairment charges on securities available for sale during the first nine months of 2007.
During the third quarter of 2008 the market value of a money market preferred security (that is classified as available for sale) declined significantly (the market value was equal to about 50% of the carrying value at September 30, 2008). This security initially had an interest rate established through a quarterly auction. Earlier in 2008 (due to market conditions) the auction began to fail and the interest rate was then established pursuant to a formula (as permitted under the security documents). This security is a structured investment with Bank of America Series E perpetual preferred stock (the “B of A preferred”) as the underlying asset. Lehman Brothers (“Lehman”) was the sponsor. In the third quarter of 2008, the market value of most perpetual preferred stocks declined sharply, primarily as a result of the conservatorship of Fannie Mae and Freddie Mac who had issued massive amounts of perpetual preferred stock. The bankruptcy of Lehman, as the sponsor of our money market preferred security, caused a “distribution event” under the security documents. As a result, in November 2008 we expect to receive 400,000 shares of the B of A preferred (each share has a par value of $25). The $10 million of par value of the B of A preferred is equal to the par value of our money market preferred security. We evaluated this security for other than temporary impairment at September 30, 2008 and in particular reviewed the guidance on assessing declines in fair values for perpetual preferred securities pursuant to a letter dated October 14, 2008 from the Securities and Exchange Commission’s Chief Accountant to the Chairman of the Financial Accounting Standards Board (the “Guidance Letter”). The Guidance Letter indicated that applying an impairment model (including an anticipated recovery period) similar to a debt security is acceptable for perpetual preferred securities, provided there has been no evidence of deterioration of the credit of the issuer. We have concluded that the impairment of the above described security was not other than temporary. This conclusion was primarily based on the following factors:
•	There is no evidence of a deterioration of credit of the issuer (Bank of America). The issuer (and the B of A preferred) continue to have strong investment grade credit ratings and the issuer has recently raised significant additional equity capital.

•	The security has “debt-like” characteristics with a coupon (interest rate) that resets quarterly based on a spread (35 basis points) to three-month LIBOR with a floor (4%) and a call date. The issuer cannot alter the dividend (interest rate) but must pay based on the formula (again similar to a fixed-income or debt security).

•	The security could effectively mature through a call by the issuer. Bank of America is an active issuer of securities and has ample access to the market for debt and equity.

•	The security has periodic cash flows (dividends) like a bond and the issuer has the capacity to continue to pay such dividends (B of A net income in the first nine months of 2008 covered preferred stock dividends by about 7 times).

•	A forecast of a recovery of the market value to book value is not unreasonable taking into account the extraordinary conditions currently impacting the market, the financial strength and national presence of the issuer, the supportive measures of the federal government in addressing our country’s current economic challenges, and the potential for spreads on preferred stocks to return to historical norms once the credit/economic crisis is behind us.

•	We have both the ability and intent to continue to hold this security until it is called or the market price recovers.

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Proceeds	$48,529	$40,693	$77,188	$56,184

Gross gains	$1,143	$64	$1,873	$289
Gross losses	(60)	(12)	(67)	(30)
Impairment charges	(125)		(125)
SFAS #159 fair value adjustments	(7,669)		(9,718)

Net gains (losses)	$(6,711)	$52	$(8,037)	$259

Portfolio Loans and asset quality In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase mortgage loans from third-party originators.
The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, the provision for loan losses was elevated in the first nine months of 2008 as well as in 2007 and 2006 from prior historical levels.
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
Mepco has established procedures for payment plan servicing/administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is entirely done through unrelated third parties (automobile warranty administrators and sellers or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
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

Non-performing assets

	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Non-accrual loans	$111,756	$72,682
Loans 90 days or more past due and still accruing interest	2,893	4,394
Restructured loans		173

Total non-performing loans	114,649	77,249
Other real estate and repossessed assets	19,993	9,723

Total non-performing assets	$134,642	$86,972

As a percent of Portfolio Loans
Non-performing loans	4.58%	3.07%
Allowance for loan losses	2.15	1.80
Non-performing assets to total assets	4.29	2.68
Allowance for loan losses as a percent of non-performing loans	47	59
The increase in total non-performing loans since year end 2007 is due primarily to an increase in non-performing commercial loans, which totaled $74.2 million at September 30, 2008 compared to $49.0 million at December 31, 2007. The increase in non-performing commercial loans is primarily attributable to the addition of several large credits with real estate developers becoming past due in 2008. These delinquencies largely reflect cash flow difficulties encountered by many real estate developers in Michigan as they confront a significant decline in sales of real estate. In addition we continue to have an elevated level of non-performing mortgage loans (which totaled $33.9 million at September 30, 2008 compared to $23.1 million at December 31, 2007) due primarily to a rise in foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $20.0 million at September 30, 2008, compared to $9.7 million at December 31, 2007. At these same dates, commercial property, vacant land or real estate held for development comprised $11.7 million and $2.6 million of these amounts, respectively while the balance was comprised primarily of residential one-to four-family homes. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. Higher foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past year. We believe that this higher foreclosure rate is due to both weak economic conditions (Michigan has one of the highest unemployment rates in the U.S.) and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at September 30, 2008, we anticipate that our level of other real estate and repossessed assets will continue to rise during 2008 and will likely remain at elevated levels for some period of time. A high level of non-performing assets would be expected to adversely impact our tax equivalent net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 1.85% on an annualized basis in the first nine months of 2008 (or $35.4 million) compared to 0.96% in the first nine months of 2007 (or $18.0 million). The rise in loan net charge-offs primarily reflects increases of $12.9 million for commercial loans and $4.5 million for residential mortgage loans. These increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development.

Allowance for loan losses

	Nine months ended
	September 30,
	2008		2007
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$45,294	$1,936	$26,879	$1,881
Additions (deduction)
Provision charged to operating expense	44,039	(583)	33,420	347
Recoveries credited to allowance	2,707		1,741
Loans charged against the allowance	(38,142)		(19,713)

Balance at end of period	$53,898	$1,353	$42,327	$2,228

Net loans charged against the allowance to average Portfolio Loans (annualized)	1.85%		0.96%
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
The allowance for loan losses increased to 2.15% of total Portfolio Loans at September 30, 2008 from 1.80% at December 31, 2007. This increase is primarily due to increases in three of the four components of the allowance for loan losses outlined above. The allowance for loan losses related to specific loans increased due to the rise in non-performing loans described earlier. The allowance for loan losses related to other adversely rated loans decreased primarily due to the migration of certain adversely rated loans into the specific allocations category. The allowance for loan losses related to historical losses increased due primarily to higher loss rates that were partially offset by a small decline in loans outstanding. Finally, the allowance for loan losses related to subjective factors increased primarily due to weaker economic conditions in Michigan that have contributed to higher levels of non-performing loans and net loan charge-offs.
Allocation of the Allowance for Loan Losses

	September 30,	December 31,
	2008	2007
	(in thousands)
Specific allocations	$16,812	$10,713
Other adversely rated loans	10,179	10,804
Historical loss allocations	16,243	14,668
Additional allocations based on subjective factors	10,664	9,109

	$53,898	$45,294

We took a variety of steps during 2007 (and which continued throughout 2008) to address the credit issues identified above (higher levels of watch credits, non-performing loans and other real estate and repossessed assets), including the following:
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
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has generated increases in customer relationships as well as deposit service charges. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our historic core deposit growth has not kept pace with the historic growth of our Portfolio Loans. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”) In March 2007 we completed the aforementioned branch acquisition, principally to increase our core deposits and market share in certain Michigan markets where we already had a presence. As described earlier, we expect to reduce certain Portfolio Loans in the future to reduce our utilization of Brokered CD’s and borrowings.
We have also implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	September 30,			December 31,
	2008			2007
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$201,709	1.2 years	3.65%	$516,077	1.9 years	4.72%
Fixed rate FHLB advances(1)	309,777	2.5 years	3.21	240,509	1.3 years	4.81
Variable rate FHLB advances(1)	10,000	.5 years	2.00	20,000	.3 years	4.35
Securities sold under agreements to Repurchase(1)	35,000	2.2 years	4.42	35,000	2.9 years	4.42
FRB — Discount borrowing	255,000	.2 years	2.25
Federal funds purchased				54,452	1 day	4.00

Total	$811,486	1.4 years	3.06%	$866,038	1.6 years	4.68%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (the “FRB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $611.6 million at September 30, 2008, compared to $302.5 million at December 31, 2007. The $309.1 million increase in other borrowed funds principally reflects higher borrowings from the FRB and FHLB to payoff Brokered CDs that matured or were called. Interest rates on Brokered CDs remained elevated compared to other funding sources throughout most of the first nine months of 2008. At September 30, 2008 we had unused borrowing capacity at the FRB and FHLB of nearly $570 million.
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
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At September 30, 2008, we employed interest-rate swaps with an aggregate notional amount of $123.5 million and interest rate caps with an aggregate notional amount of $290.5 million. (See note #7 of Notes to Interim Consolidated Financial Statements.)
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
Our sources of funds include our deposit base, secured advances from the Federal Home Loan Bank of Indianapolis, secured borrowings from the Federal Reserve Bank, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).
At September 30, 2008 we had $654.3 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we could replace. Additionally $1.271 billion of our deposits at September 30, 2008 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
In particular, recent media reports about potential bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the FDIC has announced several programs including increasing the deposit insurance limit from $100,000 to $250,000 at least until December 31, 2009 and providing unlimited deposit insurance for balances in non-interest bearing demand deposit accounts. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite these moves by the FDIC and our proactive communications efforts, we are still experiencing some outflow of deposits. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
We have developed contingency funding plans that stress tests our liquidity needs that may arise from certain events such as an adverse credit event, a rapid outflow of deposits or a disaster recovery situation. Our liquidity management also includes periodic monitoring that segregates assets between liquid and illiquid and classifies liabilities as core and non-core. This analysis compares our total level of illiquid assets to our core funding. It is our goal to have core funding sufficient to finance illiquid assets.
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
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $78.8 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2008 and December 31, 2007.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending September 30, 2009, the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 88 basis points at September 30, 2008, (this calculation assumes no transition period).
To supplement our balance sheet and capital management activities, we historically repurchased our common stock. The level of share repurchases in a given time period generally reflected changes in our need for capital associated with our balance sheet growth and our level of earnings. Our board of directors has authorized the repurchase of up to 25,000 shares. This authorization expires on December 31, 2008. The only share repurchases currently being executed are for our deferred compensation and stock purchase plan for non-employee directors.
Primarily as a result of an increase in intangible assets associated with the above described branch acquisition and our cash dividends exceeding our net income in certain quarters over the past two years, our tangible capital ratio (excluding our accumulated other comprehensive loss) declined to 5.10% at September 30, 2008. Our internal Capital Policy generally requires a minimum tangible capital ratio of at least 5% and a targeted tangible capital ratio range of 5.50% to 6.50%. Since we are currently outside of the targeted range, it is unlikely that we will be repurchasing any shares of our common stock over the next several quarters other than minor amounts that are funded by our directors deferring their directors’ fees (or until such time as our tangible capital ratio returns to the targeted range). Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Although the FRB has not sought to restrict or limit the cash dividends that we have been paying, our board of directors has twice reduced our dividends in 2008. We reduced our April 30, 2008 common stock cash dividend from $0.21 per share to $0.11 per share (or by 47.6%) and reduced our July 31, and October 31, 2008 common stock cash dividends to $0.01 per share (for a total reduction in 2008 of 95.2%).
As a result of the unprecedented turmoil in the financial markets, Congress recently passed the Emergency Economic Stabilization Act. As a part of this effort, the United States Treasury Department (“UST”) has announced the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (“CPP”). The CPP is a voluntary program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.
Under the program, the UST will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate before 5:00 pm (EDT) on November 14, 2008. The UST will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency.
The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. It is expected that the UST will fund the senior preferred shares purchased under the program by year-end 2008.
The senior preferred shares will qualify as Tier 1 capital and will rank senior to common stock and pari passu, which is at an equal level in the capital structure, with existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The UST may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, the UST will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.
Companies participating in the program must adopt the UST’s standards for executive compensation and corporate governance, for the period during which the UST holds equity issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.
The financial institution must meet certain standards, including: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on the financial institution from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The UST has issued interim final rules for these executive compensation standards.
We submitted a CPP application to the Federal Reserve Bank of Chicago on Friday, October 24, 2008 for 72,000 shares ($1,000 preference per share) which would provide for a total of $72 million of additional Tier 1 capital. We have sufficient existing authorized and unissued preferred stock and sufficient authorized and unissued common stock (to cover the common shares associated with the warrants) and believe we meet all of the other requirements for participation in the CPP.
If we participate in the CPP we cannot increase our current dividend on common stock or repurchase our common stock without prior approval by the UST.
At September 30, 2008 our parent company had cash on hand of $10.3 million. Subsequent to September 30, 2008 we paid a $0.01 per share October 31, 2008 dividend of approximately $0.2 million. In addition to any common stock cash dividend, our parent company has a net after tax interest cost on subordinated debentures related to our outstanding trust preferred securities of approximately $1.1 million per quarter. Because of the termination of the $10.0 parent company unsecured revolving credit facility (described above), the only current incoming cash flow to our parent company is dividends from our bank. Without prior regulatory approval, dividends from our bank to our parent company are limited to the bank’s 2008 net income. Because of the loss in the third quarter of 2008, on September 30, 2008 the parent company accrued for a liability (and made a corresponding increase to investment in subsidiary) to return $3.6 million of dividends previously paid by the bank to the parent company earlier in the year. These funds were paid to the bank in early November 2008.
Given our parent company’s adjusted cash on hand, we can cover approximately five quarters of our existing common stock cash dividend and net after tax interest cost on the subordinated debentures related to our outstanding trust preferred securities. Thus the long-term continuation of our current common stock cash dividend is dependent on our bank having sufficient earnings to pay a periodic cash dividend to our parent company. The potential receipt of additional capital under the CPP as described earlier would have a significant positive benefit on parent company liquidity (although the majority of any new capital would be injected into the bank).
Capitalization

	September 30,	December 31,
	2008	2007
	(in thousands)
Unsecured debt		$3,000

Subordinated debentures	$92,888	92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, no par value
Common stock, par value $1.00 per share	22,782	22,601
Capital surplus	196,954	195,302
Retained earnings	16,621	22,770
Accumulated other comprehensive income (loss)	(11,072)	(171)

Total shareholders’ equity	225,285	240,502

Total capitalization	$315,385	$333,602

Total shareholders’ equity at September 30, 2008 decreased $15.2 million from December 31, 2007, due primarily to an increase in the accumulated other comprehensive loss, a net loss incurred during the first nine months of 2008 and cash dividends paid. Shareholders’ equity totaled $225.3 million, equal to 7.18% of total assets at September 30, 2008. At December 31, 2007, shareholders’ equity was $240.5 million, which was equal to 7.41% of total assets.
Capital ratios

	September 30,	December 31,
	2008	2007
Equity capital	7.18%	7.41%
Tier 1 capital to average assets	7.42	7.44
Tier 1 risk-based capital	9.56	9.35
Total risk-based capital	11.29	10.99

Asset/liability management Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans also create interest-rate risk.
Our asset/liability management efforts identify and evaluate opportunities to structure the balance sheet in a manner that is consistent with our mission to maintain profitable financial leverage within established risk parameters. We evaluate various opportunities and alternate balance-sheet strategies carefully and consider the likely impact on our risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of our balance-sheet management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report at least quarterly to our board of directors.
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

Changes in Market Value of Portfolio Equity and Tax Equivalent Net Interest Income

	Market Value		Tax Equivalent
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
September 30, 2008
200 basis point rise	238,700	(9.5)%	128,100	(4.1)%
100 basis point rise	252,700	(4.2)	130,300	(2.5)
Base-rate scenario	263,900		133,600
100 basis point decline	256,500	(2.8)	136,400	2.1
200 basis point decline	236,600	(10.3)	136,500	2.2

December 31, 2007
200 basis point rise	$229,000	(6.87)%	$121,600	(4.25)%
100 basis point rise	241,100	(1.95)	124,100	(2.28)
Base-rate scenario	245,900		127,000
100 basis point decline	234,100	(4.80)	128,900	1.50
200 basis point decline	222,200	(9.64)	130,200	2.52

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.
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

We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. Our assessment process during the first nine months of 2008 resulted in recording an other than temporary impairment charge of $0.1 million. During the first nine months of 2007 we recorded no other than temporary impairment charges on securities available for sale. Further, as described above, we did elect (effective January 1, 2008) fair value accounting pursuant to SFAS #159 for certain of our preferred stock investments. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Also, see discussion in “Securities” relating to a certain money market preferred security.
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
At September 30, 2008 we had approximately $16.3 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At September 30, 2008 we had approximately $320.5 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a positive $0.5 million at September 30, 2008.
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
At September 30, 2008 we had recorded $66.8 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. Our goodwill primarily arose from our 2007 branch acquisition, the 2004 acquisitions of two banks, the 2003 acquisition of Mepco and the past acquisitions of other banks. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. We did not record any goodwill impairment charges in the first nine months of 2008 and recorded goodwill impairment charges of $0.3 million in the first nine months of 2007, as described above under “Non-interest expense.” Subsequent to the first quarter of 2008, our common stock began to trade on the NASDAQ market at levels consistently below book value. As a result, we conducted a goodwill impairment analysis. This analysis included valuations based on an income approach and a market approach. As a result of these valuations, we concluded that the fair value of the reporting unit equity for our bank was below the carrying value of the equity. Under SFAS #142 this necessitated a step 2 analysis and valuation. Based on the step 2 analysis (which involved determining the fair value of our bank’s assets, liabilities and identifiable intangibles) we concluded that goodwill was not impaired. In the step 2 analysis the implied fair value of the goodwill exceeded the carrying value. In particular, the estimated fair value of the bank’s loans were substantially below the carrying value in the step 2 analysis. We also believe that the market’s perception of the fair value of our loan portfolio is the primary reason for our common stock now trading at levels consistently below book value. We intend to continue to closely monitor market conditions and the assumptions that we utilized for this most recent valuation analysis. We may incur additional impairment charges related to our goodwill in the future due to changes in business prospects or other matters that could affect our valuation assumptions.
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
At September 30, 2008, $273.5 million, or 8.7% of total assets, consisted of financial instruments recorded at fair value on a recurring basis. Substantially all of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively

Level 1 and 2 measurements, to measure fair value. Only 4.2% of these financial assets were measured using model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements included variable rate demand municipal bonds in less liquid markets. At September 30, 2008, 0.03% of total liabilities, or $0.7 million, consisted of financial instruments (all derivative financial instruments) recorded at fair value on a recurring basis.
At September 30, 2008, $76.5 million, or 2.4% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments (comprised of loans held for investment and capitalized mortgage loan servicing rights) used Level 2 and Level 3 measurement valuation methodologies involving market-based or market-derived information to measure fair value. At September 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.
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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended September 30, 2008, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1A. Risk factors
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
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2008, pursuant to our share repurchase plan:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares
			Publicly	Authorized for
	Total Number of	Average Price	Announced	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Plan(2)	the Plan

July 2008	117	$5.07
August 2008
September 2008

Total	117	$5.07	0	7,874

(1)	Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 25,000 shares of our common stock. The repurchase plan expires on December 31, 2008.
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 7, 2008	By	/s/ Robert N. Shuster
Robert N. Shuster,
Principal Financial Officer

Date November 7, 2008	By	/s/ James J. Twarozynski
James J. Twarozynski,
Principal Accounting Officer