Form 10-K
period 2008-12-31
INDEPENDENT BANK CORP /MI/
filed 2009-03-10
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number 0-7818
INDEPENDENT BANK CORPORATION

(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782

(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan	48846

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (616) 527-9450
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 Par Value	NASDAQ

(Title of class)	(Name of Exchange)

8.25% Cumulative Trust Preferred Securities	NASDAQ

(Title of class)	(Name of Exchange)
Securities registered pursuant to Section 12(g) of the Act: None.
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐ .
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
Act. Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2008, was $89,140,752.
The number of shares outstanding of the Registrant’s common stock as of March 9, 2009 was 24,030,318.
Documents incorporated by reference Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this Form 10-K.
The Exhibit Index appears on Pages 30-31

Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to Independent Bank Corporation’s management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements may include descriptions of plans and objectives of Independent Bank Corporation’s management for future or past operations, products or services, and forecasts of the Company’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of Independent Bank Corporation’s management as of this date with respect to future events and are not guarantees of future performance. The Statements involve assumptions and are subject to substantial risks and uncertainties, such as the changes in Independent Bank Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences are changes in interest rates, changes in the accounting treatment of any particular item, the results of regulatory examinations, changes in industries where the Company has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Independent Bank Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this document, Independent Bank Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Our Bank’s main office location is Ionia, Michigan and it had total loans (excluding loans held for sale) and total deposits of $2.460 billion and $2.066 billion, respectively, at December 31, 2008.
Our Bank transacts business in the single industry of commercial banking. Most of our Bank’s offices provide full-service lobby and drive-thru services in the communities which they serve. Automatic teller machines are also provided at most locations.
Our Bank’s activities cover all phases of banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services. Our Bank’s mortgage lending activities are primarily conducted through a separate mortgage bank subsidiary. We also provide payment plans to consumers to purchase extended automobile warranties through Mepco Finance Corporation, a subsidiary of our Bank. In addition, our Bank offers title insurance services through a separate subsidiary and provides investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Bank does not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan that are served by our Bank’s branch network. The local economies of the communities served by our

ITEM 1. BUSINESS (Continued)
Bank are relatively stable and reasonably diversified. Our Bank serves its markets through its main office and a total of 105 branches, 4 drive-thru facilities and 5 loan production offices.
Our Bank competes with other commercial banks, savings banks, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds. Many of these competitors have substantially greater resources than we do and offer certain services that we do not currently provide. Such competitors may also have greater lending limits than our Bank. In addition, non-bank competitors are generally not subject to the extensive regulations applicable to us.
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
The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

	2008	2007	2006
Interest and fees on loans	80.0%	74.8%	74.1%
Other interest income	7.3	7.7	8.8
Non-interest income	12.7	17.5	17.1

	100.0%	100.0%	100.0%

As of December 31, 2008, we had 1,030 full-time employees and 275 part-time employees.
Supervision and Regulation
The following is a summary of certain statutes and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our Bank.
General
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Regulation (the “OFIR”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot be predicted.
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

ITEM 1. BUSINESS (Continued)
Regulatory Developments
Emergency Economic Stabilization Act of 2008. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA enables the federal government, under terms and conditions developed by the Secretary of the United States Department of the Treasury (“UST”), to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the UST is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed in the below sections.
Troubled Assets Relief Program (TARP). Under TARP, the UST authorized a voluntary capital purchase program (“CPP”) to purchase senior preferred shares of qualifying financial institutions that elect to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends.
On December 12, 2008, we participated in the CPP and issued $72 million in capital to the UST in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the UST received a warrant to purchase shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. Of the total proceeds, $68.4 million was allocated to the preferred stock and $3.6 million was allocated to the warrant (included in capital surplus) based on the relative fair value of each. The exercise price for the warrant is $3.12 per share, which was determined based on the average of closing prices of our common stock during the 20-trading day period ended November 20, 2008, the last trading day prior to the date the UST approved our participation in the CPP. The warrant is exercisable, in whole or in part, over a term of 10 years.
The securities purchase agreement, dated December 12, 2008, pursuant to which the securities issued to the UST under the CPP were sold, limits the payment of dividends on our common stock to the current quarterly dividend of $0.01 per share without prior approval of the UST; limits our ability to repurchase shares of common stock (with certain exceptions); grants the holders of the preferred stock, the warrant and our common stock to be issued under the warrant certain registration rights; and subjects us to the executive compensation limitations included in the EESA.
Federal Deposit Insurance Coverage. EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.
Financial Stability Plan. On February 10, 2009, the UST announced the Financial Stability Plan (“FSP”), which is a comprehensive set of measures intended to shore up the U.S. financial system and earmarks the balance of the unused funds originally authorized under EESA. The major elements of the FSP include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.
Financial institutions receiving assistance under the FSP going forward will be subject to higher transparency and

ITEM 1. BUSINESS (Continued)
accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. We cannot predict at this time the effect that the FSP may have on us or our business, financial condition or results of operations.
American Recovery and Reinvestment Act of 2009. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”). In enacting ARRA, Congress intended to provide a stimulus to the U.S. economy in light of the significant economic downturn. AARA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and numerous domestic spending efforts in education, healthcare and infrastructure. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided financial institutions, including banks that have received or will receive assistance under TARP.
Under ARRA, a financial institution will be subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:
•	Limits on compensation incentives for risk-taking by senior executive officers;

•	Requirement of recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “golden parachute payments” as defined in AARA;

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	Establishment of board compensation committees by publicly-registered TARP recipients comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, and incentive compensation, except for payments of long-term restricted stock; and

•	Limitation on luxury expenditures.
In addition, TARP recipients will be required to permit a separate shareholder vote to approve the compensation of executives. The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.
The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the UST.
Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Access to low-cost refinancing for responsible homeowners suffering from falling home prices;

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes; and

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.
Many details related to these new regulatory developments have yet to be established. We continue to monitor these developments and assess their potential impact on our business.
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

ITEM 1. BUSINESS (Continued)
In addition, if the OFIR deems a bank’s capital to be impaired, the OFIR may require a bank to restore its capital by special assessment upon a bank holding company, as the bank’s sole shareholder. If the bank holding company failed to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank’s capital.
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
The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain cases an application to, and the prior approval of, the Federal Reserve under the BHCA and/or OFIR under Michigan banking laws, may be required.
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

ITEM 1. BUSINESS (Continued)
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
Included in our Tier 1 capital is $72.8 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). In March 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill (less any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 29 basis points at December 31, 2008 (this calculation assumes no transition period).
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
Finally, preferred dividends must be paid in accordance with the terms of the CPP. See Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional information. Prior to December 12, 2011, unless we have redeemed all of the preferred stock issued to UST on December 12, 2008 or unless the UST has transferred all the preferred securities to a third party, the consent of the UST will be required for us to declare or pay any dividend or make any

ITEM 1. BUSINESS (Continued)
distribution on common stock other than (i) regular quarterly cash dividends of not more than the current level of $0.01 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of our common stock, and (iii) dividends or distributions of rights or junior stock in connection with any shareholders’ rights plan.
Federal Securities Regulation. Our common stock is registered with the Securities and Exchange Commission (‘SEC’) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.
Our Bank
General. Our Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. As a member of the Federal Reserve System, and a Michigan chartered bank, our Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary regulator, and OFIR, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to our Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
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
Under the FDIC’s rate schedule established for the first quarter of 2009, most well-capitalized banks will pay 12 to 14 basis points (calculated as an annual rate against the bank’s deposit base) for deposit insurance premiums. That rate increases to 50 basis points for banks that pose significant supervisory concerns. Premiums are assessed and collected quarterly by the FDIC. The base rate beginning in the second quarter of 2009 is currently expected to be between 12 and 16 basis points, with certain potential adjustments based on certain risk factors affecting the bank. FDIC insurance assessments could continue to increase in the future due to continued depletion of the DIF.
In addition, in 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (TAGP). Under the TAGP, funds in non-interest bearing transaction accounts, in interest-bearing transaction accounts with an interest rate of 0.50% or less, and in Interest on Lawyers Trust Accounts (IOLTA) will have a temporary (until December 31, 2009) unlimited guarantee from the FDIC. The coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules which insure accounts up to $250,000. Participation in the TAGP requires the payment of additional insurance premiums to the FDIC.
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

ITEM 1. BUSINESS (Continued)
OFIR Assessments. Michigan banks are required to pay supervisory fees to the OFIR to fund their operations. The amount of supervisory fees paid by a bank is based upon the bank’s total assets.
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

	Total	Tier 1
	Risk-Based	Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	––	––	A ratio of tangible equity to total assets of 2% or less
At December 31, 2008, our Bank’s ratios exceeded minimum requirements for the well-capitalized category.
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
As a member of the Federal Reserve System, our Bank is required to obtain the prior approval of the Federal Reserve Board for the declaration or payment of a dividend if the total of all dividends declared in any year will exceed the total of (a) the Bank’s retained net income (as defined by federal regulation) for that year, plus (b) the

ITEM 1. BUSINESS (Continued)
Bank’s retained net income for the preceding two years. Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition, the Federal Reserve may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice or if the bank is in default of payment of any assessment due to the FDIC.
Insider Transactions. Our Bank is subject to certain restrictions imposed by the Federal Reserve Act on “covered transactions” with us or our subsidiaries, which include investments in our stock or other securities issued by us or our subsidiaries, the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans and extensions of credit to us or our subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by our Bank to its directors and officers, to our directors and officers and those of our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our Bank maintains a correspondent relationship.
Safety and Soundness Standards. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.
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
Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIR (1) acquisition of Michigan banks by FDIC-insured banks or savings banks located in other states, (2) sale by a Michigan bank of branches to an FDIC-

ITEM 1. BUSINESS (Continued)
insured bank or savings bank located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks or savings banks located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.
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
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at www.IndependentBank.com as soon as reasonably practicable after filing with the SEC.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE
I.	(A) DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
(B)	INTEREST RATES AND INTEREST DIFFERENTIAL

(C)	INTEREST RATES AND DIFFERENTIAL
The information set forth in the tables captioned “Average Balances and Tax Equivalent Rates” and “Change in Tax Equivalent Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
II. INVESTMENT PORTFOLIO
     (A) The following table sets forth the book value of securities at December 31:

	2008	2007	2006
	(in thousands)
Trading — Preferred stock	$1,929

Available for sale
U.S. Treasury			$4,914
States and political subdivisions	$105,553	$208,132	244,284
Mortgage-backed	84,916	109,479	130,195
Other asset-backed	7,421	10,400	12,508
Trust preferred	12,706	9,985	11,259
Preferred stock	4,816	24,198	29,625
Other		2,000	2,000

Total	$215,412	$364,194	$434,785

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
II.	INVESTMENT PORTFOLIO (Continued)
     (B) The following table sets forth contractual maturities of securities at December 31, 2008 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Trading — Preferred stock							$1,929	3.51%

Tax equivalent adjustment for calculations of yield							$19

Available for sale
States and political subdivisions	$3,775	7.32%	$20,617	7.29%	$31,349	6.28%	$49,812	6.59%
Mortgage-backed	4,600	5.63	61,469	4.56	16,872	5.85	1,975	5.17
Other asset-backed			5,838	6.90	1,583	7.72
Trust preferred							12,706	7.87
Preferred stock							4,816	5.51

Total	$8,375	6.39%	$87,924	5.35%	$49,804	6.18%	$69,309	6.71%

Tax equivalent adjustment for calculations of yield	$97		$526		$690		$1,222

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

	Tax-Exempt		Rate on Tax
	Rate	Adjustment	Equivalent Basis
Trading — After 10 years	2.55%	0.96%	3.51%

Available for sale
Under 1 year	4.76%	2.56%	7.32%
1-5 years	4.74	2.55	7.29
5-10 years	4.08	2.20	6.28
After 10 years	4.24	2.17	6.41

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO
     (A) The following table sets forth total loans outstanding at December 31:

	2008	2007	2006	2005	2004
	(in thousands)
Loans held for sale	$27,603	$33,960	$31,846	$28,569	$38,756
Real estate mortgage	839,496	873,945	865,522	852,742	773,609
Commercial	976,391	1,066,276	1,083,921	1,030,095	931,251
Installment	356,806	368,478	350,273	304,053	266,042
Finance receivables	286,836	209,631	160,171	178,286	109,732

Total Loans	$2,487,132	$2,552,290	$2,491,733	$2,393,745	$2,119,390

     The loan portfolio is periodically and systematically reviewed, and the results of these reviews are reported to the Board of Directors of our Bank. The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with consumer protection laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.
     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2008:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Real estate mortgage	$45,153	$33,512	$7,676	$86,341
Commercial	457,366	439,516	79,509	976,391
Finance receivables	113,380	173,456		286,836

Total	$615,899	$646,484	$87,185	$1,349,568

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2008:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$613,097	$33,387	$646,484
Due after five years	80,747	6,438	87,185

Total	$693,844	$39,825	$733,669

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO (Continued)
     (C) The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2008	2007	2006	2005	2004
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$122,639	$72,682	$35,683	$11,546	$11,119

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	2,626	4,394	3,479	4,862	3,123

(c) Loans not included above which are “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15 (2)	9,160	173	60	84	218

Total	$134,425	$77,249	$39,222	$16,492	$14,460

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $7,732,000 would have been earned in 2008 had loans in categories (a) and (c) remained at their original terms; however, only $928,000 was included in interest income for the year with respect to these loans.
     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $3,100,000 at December 31, 2008. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss.
     At December 31, 2008, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).
     There were no other interest-bearing assets at December 31, 2008, that would be required to be disclosed above (Item III(C)), if such assets were loans.
     There were no foreign loans outstanding at December 31, 2008.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE
     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2008	2007	2006
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,487,132	$2,552,290	$2,491,733

Average total loans outstanding for the year (net of unearned fees)	$2,569,368	$2,541,305	$2,472,091

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$45,294	$1,936	$26,879	$1,881	$22,420	$1,820

Loans charged-off
Real estate mortgage	11,942		6,644		2,660
Commercial	43,641		14,236		6,214
Installment	6,364		5,943		4,913
Finance receivables	1,015		213		274

Total loans charged-off	62,962		27,036		14,061

Recoveries of loans previously charged-off
Real estate mortgage	318		381		215
Commercial	1,800		328		496
Installment	1,340		1,629		1,526
Finance receivables	31		8

Total recoveries	3,489		2,346		2,237

Net loans charged-off	59,473		24,690		11,824
Additions to allowance charged to operating expense	72,079	208	43,105	55	16,283	61

Balance at end of year	$57,900	$2,144	$45,294	$1,936	$26,879	$1,881

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	2.31%		.97%		.48%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	2.33		1.77		1.08

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2005	2004
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,393,745	$2,119,390

Average total loans outstanding for the year (net of unearned fees)	$2,268,846	1,893,007

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$24,162	$1,846	$16,455	$892

Loans charged-off
Real estate mortgage	1,611		677
Commercial	5,141		849
Installment	4,246		3,194
Finance receivables	94		112

Total loans charged-off	11,092		4,832

Recoveries of loans previously charged-off
Real estate mortgage	97		39
Commercial	226		190
Installment	1,195		1,012
Finance receivables

Total recoveries	1,518		1,241

Net loans charged-off	9,574		3,591
Additions to allowance charged to operating expense	7,832	(26)	3,062	954
Allowance on loans from business acquired			8,236

Balance at end of year	$22,420	$1,820	$24,162	$1,846

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.42%		.19%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	.94		1.14
     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.
     Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) and is incorporated herein by reference.

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
     (B) We have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

	2008		2007		2006
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$33,090	39.3%	$27,829	41.8%	$15,010	43.5%
Real estate mortgage	8,729	34.9	4,657	35.6	1,645	36.0
Installment	4,264	14.3	3,224	14.4	2,469	14.1
Finance receivables	486	11.5	475	8.2	292	6.4
Unallocated	11,331		9,109		7,463

Total	$57,900	100.0%	$45,294	100.0%	$26,879	100.0%

	2005		2004
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$11,735	43.0%	$13,640	43.9%
Real estate mortgage	1,156	36.8	988	38.3
Installment	2,835	12.7	2,769	12.6
Finance receivables	293	7.5	394	5.2
Unallocated	6,401		6,371

Total	$22,420	100.0%	$24,162	100.0%

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
V.	DEPOSITS
     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2008		2007		2006
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$301,117		$300,886		$279,279
Savings and NOW	968,180	1.06%	971,807	1.93%	864,528	1.57%
Time deposits	917,403	3.97	1,439,177	4.88	1,405,850	4.32

Total	$2,186,700	2.14%	$2,711,870	3.28%	$2,549,657	2.91%

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2008:

(in thousands)
Three months or less	$51,091
Over three through six months	66,565
Over six months through one year	38,266
Over one year	35,326

Total	$191,248

VI.	RETURN ON EQUITY AND ASSETS
     The ratio of net income (loss) to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2008	2007	2006	2005	2004
Income (loss) from continuing operations as a percent of(1)
Average common equity	(39.01)%	3.96%	13.06%	18.63%	20.30%
Average total assets	(2.88)	0.31	0.99	1.42	1.48

Net income (loss) as a percent of(1)
Average common equity	(39.01)%	4.12	12.82	19.12	19.42
Average total assets	(2.88)	0.32	0.97	1.45	1.42

Dividends declared per share as a percent of diluted net income per share	NM	186.67	54.55	36.04	35.93

Average shareholders’ equity as a percent of average total assets	7.50	7.72	7.60	7.61	7.31

(1)	For 2008, these amounts are calculated using loss from continuing operations applicable to common stock and net loss applicable to common stock.

NM	— Not meaningful.
     Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) and is incorporated herein by reference.
VII.	SHORT-TERM BORROWINGS
     Short-term borrowings are discussed in note 10 to the consolidated financial statements incorporated herein by reference in Item 8, Part II of this report.

ITEM 1A. RISK FACTORS
We have credit risk inherent in our asset portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses. Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results.
In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
In particular during 2008, 2007 and 2006 our level of non-performing loans, net loan charge-offs, loan delinquencies and provision for loan losses all increased over the prior years.
Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally, which could, among other things, adversely affect our loan portfolio. Our success depends to a great extent upon the general economic conditions in Michigan’s lower peninsula. We have in general experienced a slowing economy in Michigan since 2001. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Michigan’s lower peninsula. Our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans will be impacted by local economic conditions. A continued economic slowdown could have many adverse consequences, including the following:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.
In particular during 2008, 2007 and 2006 our level of non-performing loans, net loan charge-offs, loan delinquencies and provision for loan losses all increased over the prior years.
Additionally, the overall capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly and may continue to increase.
During the past year, the general business environment has had an overall adverse effect on our business, and this environment is not expected to improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to continue to be adversely affected.
Current market developments may adversely affect our industry, business and results of operations. Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of these conditions, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.

ITEM 1A. RISK FACTORS (continued)
This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.
Further negative market developments may continue to negatively affect consumer confidence levels and may continue to contribute to increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
There can be no assurance that recently enacted federal government programs will help stabilize the U.S. financial system. Beginning in the fourth quarter of 2008 and continuing into the first quarter of 2009, the federal government has enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See Item 1 “Business—Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.
In addition, these statutes are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any such changes will have on the effectiveness of the federal government’s efforts to stabilize the credit markets or on our business, financial condition or results of operations.
We have credit risk inherent in our securities portfolio. We maintain diversified securities portfolios, which include obligations of the U.S. Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.
We may need to raise additional capital in the future and such capital may not be available when needed or at all. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to capital. We cannot be assured that such capital will be available to us on acceptable terms or at all. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
The operation of our warranty payment plan business involves unique operational risks and could expose us to significant losses. One of our subsidiaries, Mepco Finance Corporation, is engaged in the business of providing payment plans to consumers to purchase vehicle warranties on a national basis. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our Bank. Mepco also faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans.
Mepco’s business is highly specialized, and its success will depend largely on the continued services of its executives and other key employees familiar with its business.

ITEM 1A. RISK FACTORS (continued)
In addition, because financing in this market is conducted primarily through relationships with unaffiliated automobile warranty direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight is generally more difficult than in our Bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of significant loss in this business.
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
We are unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:
-	inflation or deflation rates;

-	levels of business activity;

-	recession;

-	unemployment levels;

-	money supply;

-	domestic or foreign events; and

-	instability in domestic and foreign financial markets.
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
Our operations may be adversely affected if we are unable to secure adequate funding; our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility. We rely on wholesale funding, including Federal Home Loan Bank borrowings, brokered deposits and federal reserve bank borrowings, to augment our core deposits to fund our business. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our commercial and consumer finance operations. The continued availability to us of these funding sources is uncertain, and brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.
We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by our ability to attract and to retain senior

ITEM 1A. RISK FACTORS (continued)
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
Competition with other financial institutions could adversely affect our profitability. We face vigorous competition from banks and other financial institutions, including savings banks, finance companies, and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems, and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, and insurance companies, which are not subject to the same degree of regulation as that imposed on bank holding companies. As a result, these non-bank competitors may have an advantage over us in providing certain services, and this competition may reduce or limit our margins on banking services, reduce our market share, and adversely affect our results of operations and financial condition.
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
We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. In addition to the regulatory programs and their restrictions described above, we are generally subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our Bank and their operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority, and operations, which could increase our costs of doing business and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.
Future issuances of additional securities could result in dilution to our current shareholders. Subject to the restrictions imposed on us under the CPP, we may determine from time to time to issue additional securities to raise additional capital, support growth, or for other purposes. These issuances of our securities would dilute the ownership interests of our shareholders.
We may not pay dividends on your common stock. Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. See Item 1 “Business—Regulatory Developments” of this Annual Report on Form 10-K for additional information.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We and our Bank operate a total of 121 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Bank’s business or to the consolidated financial statements.
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
The following sets forth certain information with respect to our executive officers at March 9, 2009.

		First elected
		as an
		executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (53)	President, Chief Executive Officer and Director	1993

Robert N. Shuster (51)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (49)	Executive Vice President and Chief Lending Officer	2007

William B. Kessel (44)	Executive Vice President and Chief Operating Officer	2004

David C. Reglin (49)	Executive Vice President, Retail Banking	1998

Richard E. Butler (57)	Senior Vice President, Operations	1998

Mark L. Collins (51)	Senior Vice President, General Counsel	2009

Peter R. Graves (51)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (43)	Senior Vice President, Controller	2002
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
Prior to being named Senior Vice President, General Counsel in 2009, Mr. Collins was a Partner with Varnum LLP, a Grand Rapids, Michigan based law firm, where he specialized in commercial law.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Quarterly Summary” in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference. Information under the caption “Shareholder Return Performance Graph” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated by reference. Information under the caption “Shareholder Return Performance Graph” in our definitive proxy statement is not deemed to be filed with the Securities and Exchange Commission.
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2008 pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased	Paid Per Share	Announced Plan	the Plan

October 2008(1)	162	$3.67		7,712
November 2008				7,712
December 2008				7,712

Total	162	$3.67	0	0 (2)

(1)	Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	A stock repurchase plan authorizing the purchase of up to 25,000 shares of our common stock expired on December 31, 2008.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.

PART II.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, management’s report on internal controls, and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) and is incorporated herein by reference.

Management’s Annual Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption “Quarterly Financial Data” in our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (as filed as exhibit 13 to this report on Form 10-K) which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 31, 2008 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Management’s Annual Report on Internal Control Over Financial Reporting under Item 8 hereof is included in the 2008 Annual Report under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm’s attestation report on our internal control over financial reporting is also included in the 2008 Annual Report under the caption “Report of Independent Registered Public Accounting Firm” under item 8 hereof and is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES (continued)
3.	There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS — The information with respect to our Directors, set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated herein by reference.
EXECUTIVE OFFICERS — Reference is made to additional item under Part I of this report on Form 10-K.
CODE OF ETHICS — We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. A copy of our Code of Ethics is posted on our website at www.IndependentBank.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.
CORPORATE GOVERNANCE — Information relating to certain functions and the composition of our board committees, set forth under the caption “Board Committees Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation”, “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated herein by reference. Information under the caption “Compensation Committee Report” in our definitive proxy statement is not deemed to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Voting Securities and Record Date”, “Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2008.

(c)
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued upon	(b)	future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,502,000	$19.73	201,000

Equity compensation plan not approved by security holders	None		None
PART III.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 28, 2009 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2009.
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

Donna J. Banks, Director	s/Donna J. Banks	March 6, 2009

Jeffrey A. Bratsburg, Director	s/Jeffrey A. Bratsburg	March 6, 2009

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 3, 2009

Terry L. Haske, Director	s/Terry L. Haske	March 6, 2009

Robert L. Hetzler, Director	s/Robert L Hetzler	March 5, 2009

Michael M. Magee, Jr., Director	s/Michael M. Magee, Jr.	March 9, 2009

Clarke B. Maxson, Director	s/Clarke B. Maxson	March 9, 2009

James E. McCarty, Director	s/James E. McCarty	March 6, 2009

Charles A. Palmer, Director	s/Charles A. Palmer	March 6, 2009

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 6, 2009

EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH

13	Annual report, relating to the April 28, 2009 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

24	Power of Attorney (Included on page 29).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to our report on Form 10-Q for the quarter ended June 30, 1994).

3.1(a)	Amendments to Article III and Article VI of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(a) to our report on Form 10-K for the year ended December 31, 2000).

3.1(b)	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed as an amendment to the Restated Articles of Incorporation of Independent Bank Corporation on December 10, 2008 (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

3.2	Amended and Restated Bylaws, conformed through December 8, 2008 (incorporated herein by reference to Exhibit 3.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

4.1	Certificate of Trust of IBC Capital Finance II dated February 26, 2003 (incorporated herein by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.2	Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.3	Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.4	Preferred Securities Guarantee Agreement dated March 19, 2003 (incorporated herein by reference to Exhibit 4.4 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.5	Agreement as to Expenses and Liabilities dated March 19, 2003 (incorporated herein by reference to Exhibit 4.5 to our report on Form 10-Q for the quarter ended March 31, 2003).

EXHIBIT INDEX (Continued)

4.6	Indenture dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.7	8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.8	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

4.9	Warrant dated December 12, 2008 to purchase shares of Common Stock of Independent Bank Corporation (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).

10.2	The form of Indemnity Agreement approved by our shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).

10.3*	Non-Employee Director Stock Option Plan, as amended, approved by our shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).

10.4*	Employee Stock Option Plan, as amended, approved by our shareholders at its April 17, 2000 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).

10.5	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).

10.6*	Independent Bank Corporation Long-term Incentive Plan, as amended through April 26, 2005, (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 2005).

10.7	Letter Agreement, dated as of December 12, 2008, between Independent Bank Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement—Standard Terms attached thereto (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

10.8	Form of Letter Agreement executed by each of Michael M. Magee, Jr., Robert N. Shuster, William B. Kessel, Stefanie M. Kimball, and David C. Reglin (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

10.9	Form of waiver executed by each of Michael M. Magee, Jr., Robert N. Shuster, William B. Kessel, Stefanie M. Kimball, and David C. Reglin (incorporated herein by reference to Exhibit 10.3 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

*	Represents a compensation plan.