Form 10-Q
period 2009-03-31
INDEPENDENT BANK CORP /MI/
filed 2009-05-08
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	24,029,942

Class	Outstanding at May 7, 2009

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$62,384	$57,705
Trading securities	1,144	1,929
Securities available for sale	213,463	215,412
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	28,063	28,063
Loans held for sale, carried at fair value	34,092	27,603
Loans
Commercial	940,418	976,391
Mortgage	816,418	839,496
Installment	335,796	356,806
Finance receivables	354,327	286,836

Total Loans	2,446,959	2,459,529
Allowance for loan losses	(58,305)	(57,900)

Net Loans	2,388,654	2,401,629
Other real estate and repossessed assets	26,122	19,998
Property and equipment, net	74,125	73,318
Bank owned life insurance	45,297	44,896
Goodwill	16,734	16,734
Other intangibles	11,689	12,190
Capitalized mortgage loan servicing rights	11,589	11,966
Accrued income and other assets	39,625	44,802

Total Assets	$2,952,981	$2,956,245

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$305,358	$308,041
Savings and NOW	972,036	907,187
Retail time	649,715	668,968
Brokered time	233,919	182,283

Total Deposits	2,161,028	2,066,479
Federal funds purchased		750
Other borrowings	444,388	541,986
Subordinated debentures	92,888	92,888
Financed premiums payable	40,059	26,636
Accrued expenses and other liabilities	37,182	32,629

Total Liabilities	2,775,545	2,761,368

Shareholders’ Equity
Preferred stock, Series A, no par value, $1,000 liquidation preference per share—200,000 shares authorized; 72,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	68,631	68,456
Common stock, $1.00 par value—40,000,000 shares authorized; issued and outstanding: 24,029,942 shares at March 31, 2009 and 23,013,980 shares at December 31, 2008	23,816	22,791
Capital surplus	201,025	200,687
Retained earnings (accumulated deficit)	(93,761)	(73,849)
Accumulated other comprehensive loss	(22,275)	(23,208)

Total Shareholders’ Equity	177,436	194,877

Total Liabilities and Shareholders’ Equity	$2,952,981	$2,956,245

See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
	(in thousands)
Interest Income
Interest and fees on loans	$44,401	$48,126
Interest on securities
Taxable	1,733	2,304
Tax-exempt	1,107	2,247
Other investments	324	357

Total Interest Income	47,565	53,034

Interest Expense
Deposits	8,548	16,212
Other borrowings	4,670	6,437

Total Interest Expense	13,218	22,649

Net Interest Income	34,347	30,385
Provision for loan losses	30,838	11,316

Net Interest Income After Provision for Loan Losses	3,509	19,069

Non-interest Income
Service charges on deposit accounts	5,507	5,647
Net gains (losses) on assets
Mortgage loans	3,281	1,867
Securities	(581)	(2,163)
VISA check card interchange income	1,415	1,371
Mortgage loan servicing	(842)	(323)
Title insurance fees	609	417
Other income	2,189	2,676

Total Non-interest Income	11,578	9,492

Non-interest Expense
Compensation and employee benefits	12,577	14,184
Loan and collection	4,038	1,925
Occupancy, net	3,048	3,114
Data processing	2,096	1,725
Furniture, fixtures and equipment	1,849	1,817
Advertising	1,442	1,100
Loss on other real estate and repossessed assets	1,261	106
Other expenses	7,080	6,280

Total Non-interest Expense	33,391	30,251

Loss Before Income Tax	(18,304)	(1,690)
Income tax expense (benefit)	293	(2,031)

Net Income (Loss)	(18,597)	341
Preferred dividends	1,075

Net Income (Loss) Applicable to Common Stock	$(19,672)	$341

Net Income (Loss) Per Common Share
Basic	$(.84)	$.01
Diluted	(.84)	.01
Dividends Per Common Share
Declared	$.01	$.11
Paid	.01	.21
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2009	2008
	(unaudited)
	(in thousands)
Net Income (Loss)	$(18,597)	$341

Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	145,692	85,916
Disbursements for loans held for sale	(148,900)	(83,145)
Provision for loan losses	30,838	11,316
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(8,809)	(4,524)
Net gains on sales of mortgage loans	(3,281)	(1,867)
Net losses on securities	581	2,163
Deferred loan fees	(9)	(130)
Share based compensation	170	148
Increase in accrued income and other assets	(2,452)	(8,462)
Increase (decrease) in accrued expenses and other liabilities	5,334	(614)

	19,164	801

Net Cash from Operating Activities	567	1,142

Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	6,434	7,913
Proceeds from the maturity of securities available for sale	1,293	5,747
Principal payments received on securities available for sale	6,610	5,567
Purchases of securities available for sale	(11,386)	(15,403)
Purchase of Federal Home Loan Bank stock		(4,513)
Portfolio loans originated, net of principal payments	(6,328)	9,567
Proceeds from the sale of other real estate	1,714	283
Capital expenditures	(2,988)	(1,917)

Net Cash from (used in) Investing Activities	(4,651)	7,244

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	94,549	(254,000)
Net increase (decrease) in other borrowings and federal funds purchased	(60,839)	141,274
Proceeds from Federal Home Loan Bank advances	176,524	243,000
Payments of Federal Home Loan Bank advances	(214,033)	(151,754)
Repayment of long-term debt		(500)
Net increase (decrease) in financed premiums payable	13,423	(2,766)
Dividends paid	(861)	(4,770)
Proceeds from issuance of common stock		51

Net Cash from (used in) Financing Activities	8,763	(29,465)

Net Increase (Decrease) in Cash and Cash Equivalents	4,679	(21,079)
Cash and Cash Equivalents at Beginning of Period	57,705	79,289

Cash and Cash Equivalents at End of Period	$62,384	$58,210

Cash paid during the period for
Interest	$14,169	$25,763
Income taxes	59	54
Transfer of loans to other real estate	9,009	6,947
Adoption of fair value option — securities transferred from available for sale to trading		15,018
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended
	March 31,
	2009	2008
	(unaudited)
	(in thousands)

Balance at beginning of period	$194,877	$240,502
Net income (loss)	(18,597)	341
Preferred dividends	(900)
Cash dividends declared	(240)	(2,531)
Issuance of common stock	1,193	1,389
Share based compensation	170	148
Net change in accumulated other comprehensive income, net of reclassification adjustment pursuant to the adoption of SFAS #159 and related tax effect	933	(1,309)

Balance at end of period	$177,436	$238,540

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008 included in our annual report on Form 10-K.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2009 and December 31, 2008, and the results of operations for the three-month periods ended March 31, 2009 and 2008. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2008 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of this FSP in the second quarter of 2009 to have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of this FSP in the second quarter of 2009 to have a material effect on our consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect to adopt this FSP in the second quarter of 2009.
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS #157, “Fair Value measure for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP on January 1, 2009 did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. This statement amends and expands the disclosure requirements of SFAS #133 and requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this statement on January 1, 2009.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share under the two class method described in FASB Statement No. 128, “Earnings Per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this FSP on January 1, 2009 had the effect of treating our unvested share payment awards as participating in the earnings allocation when computing our earnings per share. Prior period earnings per share data has been adjusted to treat unvested share awards as participating.
3. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status, past due more than 90 days, or restructured amounted to $129.0 million at
March 31, 2009, and $125.3 million at December 31, 2008.
Impaired loans are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Impaired loans with no allocated allowance	$17,298	$14,228
Impaired loans with an allocated allowance	72,025	76,960

Total impaired loans	$89,323	$91,188

Amount of allowance for loan losses allocated	$15,057	$16,788

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our average investment in impaired loans was approximately $90.3 million and $73.1 million for the three-month periods ended March 31, 2009 and 2008, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first three months of 2009 and 2008 was approximately $0.2 million, in each period respectively, the majority of which was received in cash.
An analysis of the allowance for loan losses is as follows:

	Three months ended
	March 31,
	2009		2008
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$57,900	$2,144	$45,294	$1,936
Additions (deduction)
Provision charged to operating expense	30,924	(86)	11,383	(67)
Recoveries credited to allowance	607		569
Loans charged against the allowance	(31,126)		(7,335)

Balance at end of period	$58,305	$2,058	$49,911	$1,869

4. Comprehensive income for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Net income (loss)	$(18,597)	$341
Net change in unrealized loss on securities available for sale, net of related tax effect in 2008	833	172
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect in 2008	100	(1,481)

Comprehensive loss	$(17,664)	$(968)

The net change in unrealized loss on securities available for sale reflect net gains reclassified into earnings as follows:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Gain reclassified into earnings	$202	$
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income
5. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB”) and Mepco Finance Corporation (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:
As of or for the three months ended March 31,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2009
Total assets	$2,572,665	$380,492	$273,369	$(273,545)	$2,952,981
Interest income	36,282	11,283			47,565
Net interest income	25,628	10,428	(1,709)		34,347
Provision for loan losses	29,876	962			30,838
Income (loss) before income tax	(23,363)	7,096	(2,013)	(24)	(18,304)
Net income (loss)	(21,145)	4,585	(2,013)	(24)	(18,597)

2008
Total assets	$2,961,661	$253,764	$337,565	$(328,961)	$3,224,029
Interest income	45,860	7,174			53,034
Net interest income	26,739	5,515	(1,869)		30,385
Provision for loan losses	11,242	74			11,316
Income (loss) before income tax	(3,031)	3,821	(2,456)	(24)	(1,690)
Net income (loss)	(497)	2,373	(1,520)	(15)	341

(1)	Includes amounts relating to our parent company and certain insignificant operations.
6. Basic income per share includes weighted average common shares outstanding during the period and participating share awards (see note 2). Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.
A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2009	2008
	(in thousands, except per share amounts)
Net income (loss) applicable to common stock	$(19,672)	$341

Shares outstanding	23,366	22,895
Effect of stock options		35
Stock units for deferred compensation plan for non-employee directors	66	62

Shares outstanding for calculation of diluted earnings per share	23,432	22,992

Net income (loss) per share
Basic	$(.84)	$.01
Diluted(1)	(.84)	.01

(1)	For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 1.5 million and 1.4 million for the three-months ended March 31, 2009 and 2008, respectively.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS #133 follows:

	March 31, 2009
	Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$142,000	2.0	$(5,686)
Interest-rate cap agreements	141,500	0.6	(25)

	$283,500	1.3	$(5,711)

No hedge designation
Pay fixed interest-rate swap agreements	$25,500	1.6	$(340)
Interest-rate cap agreements	85,000	1.7	112
Rate-lock mortgage loan commitments	59,737	0.1	1,492
Mandatory commitments to sell mortgage loans	89,925	0.1	(617)

Total	$260,162	0.8	$647

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
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.4 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.7 million, of unrealized losses on Cash Flow Hedges at March 31, 2009 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2009 is 5.8 years.
We also use long-term, fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments (“Fair Value Hedges”). We had no Fair Value Hedges at March 31, 2009.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of SFAS #133 on net income and other comprehensive income for the three-month periods ended March 31, 2009 and 2008 is as follows:

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three-month period ended March 31, 2009

Interest-rate swap agreements not designated as hedges	$(99)		$(99)
Interest-rate cap agreements not designated as hedges	(90)		(90)
Rate Lock Commitments	653		653
Mandatory Commitments	46		46
Ineffectiveness of Cash flow hedges	(16)		(16)
Cash flow hedges		$759	759
Reclassification adjustment		(659)	(659)

Total	494	100	594
Income tax

Net	$494	$100	$594

	Income (Expense)
		Other
		Comprehensive
	Net Income	Income	Total
	(in thousands)
Change in fair value during the three-month period ended March 31, 2008

Interest-rate cap agreements not designated as hedges	$(94)		$(94)
Rate Lock Commitments	387		387
Mandatory Commitments	34		34
Ineffectiveness of Fair value hedges	10		10
Cash flow hedges		$(2,185)	(2,185)
Reclassification adjustment		(94)	(94)

Total	337	(2,279)	(1,942)
Income tax	118	(798)	(680)

Net	$219	$(1,481)	$(1,262)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Consolidated Statements of Financial Condition for the periods presented:
     Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(in thousands)
Derivatives designated as hedging instruments under SFAS #133
Pay-fixed interest rate					Other		Other
swap agreements					liabilities	$5,686	liabilities	$5,622
Interest-rate cap			Other		Other		Other
agreements			assets	$2	liabilities	25	liabilities	10

Total				2		5,711		5,632

Derivatives not designated as hedging intruments under SFAS #133
Pay-fixed interest rate					Other		Other
swap agreements					liabilities	340	liabilities	241
Interest-rate cap	Other		Other
agreements	assets	$112	assets	202
Rate-lock mortgage	Other		Other
loan commitments	assets	1,492	assets	839
Mandatory commitments					Other		Other
to sell mortgage loans					liabilities	617	liabilities	663

Total		1,604		1,041		957		904

Total derivatives		$1,604		$1,043		$6,668		$6,536

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The effect of derivative financial instruments on the Consolidated Statements of Operations for the three month periods ended March 31, follows:

			Location of
			Gain (Loss)
			Reclassified
			From	Gain (Loss)
	Gain (Loss)		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized in
	(Effective Portion)		(Effective	(Effective Portion)		Recognized in	in Income(1)
	2009	2008	Portion)	2009	2008	in Income (1)	2009	2008
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap			Interest
agreements	$429	$(2,338)	expense	$(493)	$40
Interest-rate cap			Interest			Interest
agreements	330	153	expense	(166)	(134)	expense	$(16)

Total	$759	$(2,185)		$(659)	$(94)		$(16)

Fair Value Hedges - pay-variable interest rate						Interest
swap agreements						expense		$10

								$10

No hedge designation
Pay-fixed interest rate						Interest
swap agreements						expense	$(99)
Interest-rate cap						Interest
agreements						expense	(90)	$(94)
Rate-lock mortgage						Mortgage loan
loan commitments						gains	653	387
Mandatory commitments to sell mortgage loans						Mortgage loan gains	46	34

Total							$510	$327

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Intangible assets, net of amortization, were comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)

Amortized intangible assets
Core deposit	$31,326	$19,805	$31,326	$19,381
Customer relationship	1,302	1,177	1,302	1,165
Covenants not to compete	1,520	1,477	1,520	1,412

Total	$34,148	$22,459	$34,148	$21,958

Unamortized intangible assets — Goodwill(1)	$16,734		$16,734

(1)	All goodwill is allocated to our Mepco reporting unit.
Amortization of intangibles has been estimated through 2014 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)

Nine months ended December 31, 2009	$1,337
Year ending December 31:
2010	1,310
2011	1,398
2012	1,115
2013	1,086
2014 and thereafter	5,443

Total	$11,689

The goodwill of $16.7 million at March 31, 2009 is at our Mepco reporting unit and the testing performed at that same date indicated that this goodwill was not impaired. Mepco had net income of $4.6 million for the three-month period ended March 31, 2009 and $10.7 million for the year ended December 31, 2008. Based primarily on Mepco’s estimated future earnings, the fair value of this reporting unit (utilizing a discounted cash flow method) was determined to be in excess of its carrying value.
9. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of March 31, 2009. We believe that such awards better align the interests of our officers and directors with those of our shareholders. Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Pursuant to our performance-based compensation plans we granted 0.3 million stock options to our officers on January 30, 2009. We also granted 0.2 million shares of non-vested common stock to these same individuals on January 16, 2008. The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant. The non-vested common stock cliff vests in five years. We use the market value of the common stock on date of grant to measure compensation cost for these non-vested share awards and the Black Scholes option pricing model to measure compensation cost for stock options. We also estimate expected forfeitures over the vesting period.
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
Total compensation cost recognized during the first three months of 2009 and 2008 for stock option and restricted stock grants was $0.2 million and $0.1 million, respectively. The corresponding tax benefit relating to this expense was zero and $0.05 million for the first three months of 2009 and 2008, respectively.
At March 31, 2009, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.7 million. The weighted-average period over which this amount will be recognized is 2.8 years.
A summary of outstanding stock option grants and transactions follows:

	Three-months ended March 31, 2009
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)

Outstanding at January 1, 2009	1,502,038	$19.73
Granted	299,987	1.59
Exercised
Forfeited	(233,920)	24.14

Outstanding at March 31, 2009	1,568,105	$15.60	5.77	$225

Vested and expected to vest at March 31, 2009	1,527,315	$15.93	5.66	$198

Exercisable at March 31, 2009	1,127,128	$19.20	4.40	$0

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of non-vested restricted stock and transactions follows:

	2009
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2009	262,381	$9.27
Granted
Exercised
Forfeited

Outstanding at March 31, 2009	262,381	$9.27

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2009 follows:

Expected dividend yield	2.60%
Risk-free interest rate	2.59
Expected life (in years)	6.00
Expected volatility	58.39%
Per share weighted-average fair value	$0.69
The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life was obtained using a simplified method that, in general, averaged the vesting term and original contractual term of the stock option. This method was used as relevant historical data of actual exercise activity was not available. The expected volatility was based on historical volatility of our common stock.
The following summarizes certain information regarding stock options exercised during the three month periods ending March 31:

	2009	2008
	(in thousands)
Intrinsic value	$	$61

Cash proceeds received	$	$51

Tax benefit realized	$	$21

10. At both March 31, 2009 and December 31, 2008 we had approximately $1.2 million of gross unrecognized tax benefits. If recognized, the entire amount of unrecognized tax benefits, net of $0.4 million federal tax on state benefits, would affect our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2009.
11. SFAS #157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS #157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as level 1 of the valuation hierarchy. Level 1 securities include certain preferred stocks, trust preferred securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as level 2 of the valuation hierarchy and include mortgage and other asset backed securities, municipal securities, certain trust preferred securities and one preferred stock security. Level 3 securities at March 31, 2009 consist of certain private label mortgage and asset backed securities’ whose fair values are estimated using an internal discounted cash flow analysis. The underlying loans within these securities include Jumbo (67%), Alt A (18%) and manufactured housing (15%). Except for the discount rate, the inputs used in this analysis can generally be verified and do not involve judgment by management. The discount rate used (an unobservable input) was established using a multi-factored matrix whose base rate was the yield on agency mortgage backed securities. The analysis adds a spread to this base rate based on several credit related factors, including vintage, product, payment priority, credit rating and non performing asset coverage ratio. The assumptions used reflect what we believe market participants would use in pricing these assets. The unrealized losses at March 31, 2009 ($7.6 million and included in accumulated other comprehensive loss) were not considered to be other than temporary as we continue to have satisfactory relationships between non-performing assets and subordination levels in each security and continue to receive principal reductions.
Loans held for sale: The fair value of loans held for sale is based on mortgage backed security pricing for comparable assets.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS #114”). We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price we record the impaired loan as nonrecurring Level 2. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
Other real estate: At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in other expense in the consolidated statements of operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property (nonrecurring Level 3).
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and liabilities measured at fair value were as follows:

		Fair Value Measurements using
		Quoted
		Prices
		in Active
		Markets	Significant	Significant
		for	Other	Un-
	Fair Value	Identical	Observable	observable
	Measure-	Assets	Inputs	Inputs
	ments	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2009

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$1,144	$1,144
Securities available for sale	213,463	2,920	$163,162	$47,381
Loans held for sale	34,092		34,092
Derivatives (1)	1,604		1,604

Liabilities
Derivatives (2)	6,668		6,668

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	10,225		10,225
Impaired loans	56,968			56,968
Other real estate	25,481			25,481

December 31, 2008:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$1,929	$1,929
Securities available for sale	215,412	5,275	$210,137
Loans held for sale	27,603		27,603
Derivatives(1)	1,043		1,043

Liabilities
Derivatives(2)	6,536		6,536

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	9,636		9,636
Impaired loans	60,172			60,172

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Three-Month
Period Ended March 31 for items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2009			2008
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(in thousands)
Trading securities	$(785)		$(785)	$(2,163)		$(2,163)
Loans held for sale		$224	224		$400	400

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For those items measured at fair value pursuant to election of the fair value option, interest income is recorded within the Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.
The following represent impairment charges recognized during the three month period ended March 31, 2009 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at the lower of cost or fair value had a carrying amount of $10.2 million which is net of a valuation allowance of $5.3 million at March 31, 2009 and had a carrying amount of $12.0 million which is net of a valuation allowance of $4.7 million at December 31, 2008. A charge of $0.7 million was included in our results of operations during both the first three months of 2009 and 2008.

•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $72.0 million, with a valuation allowance of $15.1 million at March 31, 2009 and had a carrying amount of $77.0 million, with a valuation allowance of $16.8 million at December 31, 2008. An additional provision for loan losses relating to impaired loans of $22.0 million and $5.5 million was included in our results of operations during the first three months of 2009 and 2008, respectively.

•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $28.0 million which is net of a valuation allowance of $2.5 million at March 31, 2009. An additional charge of $1.0 million was included in our results of operations during the first three months of 2009.
A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, follows:

	Securities Available for Sale
	2009	2008

Beginning balance	$—	$21,497
Total gains (losses) realized and unrealized:
Included in results of operations
Included in other comprehensive income
Purchases, issuances, settlements, maturities and calls
Transfers in and/or out of Level 3	47,381

Ending balance	$47,381	$21,497

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31	$0	$0

As discussed above, the $47.4 million of securities available for sale transferred to a Level 3 valuation technique during the first quarter of 2009 consisted entirely of certain private label mortgage and asset backed securities. The market for these types of securities is extremely dislocated and Level 2 pricing has not generally been based on orderly transactions, rather the pricing could be described as based on “distressed” sales. As a result, we valued these securities using the internal model described above.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding, for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale
March 31, 2009	$34,092	$906	$33,186
December 31, 2008	27,603	682	26,921
12. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

Item 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2008 Annual Report on Form 10-K. The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Results of Operations
Summary We incurred a net loss of $18.6 million and a net loss applicable to common stock of $19.7 million during the three months ended March 31, 2009, compared to net income of $0.3 million during the comparable period in 2008. The 2009 loss is primarily due to securities losses, an impairment charge on capitalized originated mortgage loan servicing rights and increases in the provision for loan losses and non-interest expenses. These changes were partially offset by increases in net interest income and gains on loan sales.
Key performance ratios

	Three months
	ended March 31,
	2009	2008

Net income (loss) (annualized) to(1)
Average assets	(2.68)%	0.04%
Average equity	(62.73)	0.56

Net income (loss) per common share(1)
Basic	$(0.84)	$0.01
Diluted	(0.84)	0.01

(1)	For the three month period ended March 31, 2009 these amounts are calculated using net loss applicable to common stock.
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
Tax equivalent net interest income totaled $35.0 million during the first quarter of 2009, which represents a $3.3 million or 10.3% increase from the comparable quarter one year earlier. We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $0.7 million and $1.4 million for the first quarters of 2009 and 2008, respectively, and were computed using a 35% tax rate.
The increase in tax equivalent net interest income primarily reflects an 83 basis point rise in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $211.1 million decrease in the balance of average interest-earning assets. The decrease in average interest-earning assets is due to declines in investment securities and loans.
Our tax equivalent net interest income is also adversely impacted by our level of non-accrual loans. In the first quarter of 2009 non-accrual loans averaged $127.5 million compared to $83.0 million in the first quarter of 2008. In addition, we reversed $0.9 million of accrued and unpaid interest on loans placed on non-accrual in the first quarter of 2009 compared to $0.8 million during the first quarter of 2008.
The net interest margin was equal to 5.13% during the first quarter of 2009 compared to 4.30% in the first quarter of 2008. The tax equivalent yield on average interest-earning assets declined to 7.08% in the first quarter of 2009 from 7.37% in the first quarter of 2008. This decrease primarily reflects lower short-term interest rates that have resulted in variable rate loans re-pricing and new loans being originated at lower rates as well as the aforementioned increase in non-accrual loans. The decline in the tax equivalent yield on average interest-earning assets that otherwise would have been expected due to lower short-term interest rates was partially offset by a change in loan mix (higher yielding finance receivables making up a greater percentage of loans) and the existence of floors on variable rate commercial loans. The decrease in the tax equivalent yield on average interest-earning assets was more than offset by a 112 basis point decline in our interest expense as a percentage of average interest-earning assets (the “cost of funds”) to 1.95% during the first quarter of 2009 from 3.07% during the first quarter of 2008. The decrease in our cost of funds also reflects lower short-term interest rates that have resulted in decreased rates on certain short-term and variable rate borrowings and on deposits.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	March 31,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets(1)
Taxable loans	$2,497,623	$44,300	7.16%	$2,564,643	$48,013	7.52%
Tax-exempt loans (2)	9,927	155	6.33	9,628	174	7.27
Taxable securities	114,823	1,733	6.12	162,170	2,304	5.71
Tax-exempt securities (2)	103,070	1,750	6.89	204,890	3,586	7.04
Other investments	29,277	324	4.49	24,522	357	5.86

Interest Earning Assets	2,754,720	48,262	7.08	2,965,853	54,434	7.37

Cash and due from banks	61,139			52,459
Other assets, net	158,443			225,950

Total Assets	$2,974,302			$3,244,262

Liabilities
Savings and NOW	$944,904	1,581	0.68	$998,429	3,565	1.44
Time deposits	855,025	6,967	3.30	1,099,345	12,647	4.63
Long-term debt				994	12	4.86
Other borrowings	599,379	4,670	3.16	529,439	6,425	4.88

Interest Bearing Liabilities	2,399,308	13,218	2.23	2,628,207	22,649	3.47

Demand deposits	308,538			289,814
Other liabilities	70,737			83,426
Shareholders’ equity	195,719			242,815

Total liabilities and shareholders’ equity	$2,974,302			$3,244,262

Tax Equivalent Net Interest Income		$35,044			$31,785

Tax Equivalent Net Interest Income as a Percent of Earning Assets			5.13%			4.30%

(1)	All domestic

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $30.8 million and $11.3 million during the three months ended March 31, 2009 and 2008, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio Loans and asset quality.”) The substantial increase in the provision for loan losses in the first quarter of 2009 primarily reflects higher levels of non-performing loans and loan net charge-offs.
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
Non-interest income totaled $11.6 million during the first three months of 2009 compared to $9.5 million in 2008.
Non-Interest Income

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Service charges on deposit accounts	$5,507	$5,647
Net gains (losses) on assets
Mortgage loans	3,281	1,867
Securities	(581)	(2,163)
VISA check card interchange income	1,415	1,371
Mortgage loan servicing	(842)	(323)
Mutual fund and annuity commissions	453	424
Bank owned life insurance	401	478
Title insurance fees	609	417
Other	1,335	1,774

Total non-interest income	$11,578	$9,492

Service charges on deposits totaled $5.5 million in the first quarter of 2009, a $0.1 million or 2.5% decrease from the comparable period in 2008. The decrease in such service charges principally relates to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees because of the current distressed economic conditions.
Gains on the sale of mortgage loans were $3.3 million and $1.9 million in the first quarters of 2009 and 2008, respectively. Mortgage loan sales totaled $142.6 million in the first quarter of 2009 compared to $84.4 million in the first quarter of 2008. Mortgage loans originated totaled $154.6 million in the first quarter of 2009 compared to $118.2 million in the comparable quarter of 2008. The growth in mortgage loan originations is primarily due to a decline in mortgage loan interest rates leading to an increase in refinancing activity.

Mortgage Loan Activity

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Mortgage loans originated	$154,608	$118,242
Mortgage loans sold	142,636	84,449
Mortgage loans sold with servicing rights released	5,429	7,882
Net gains on the sale of mortgage loans	3,281	1,867
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	2.30%	2.21%
SFAS #133/159 and SAB #109 adjustments included in the Loan Sale Margin	0.65	0.97
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
Securities losses totaled $0.6 million in the first quarter of 2009, versus losses of $2.2 million in the comparable period in 2008. These securities losses were due to declines in the fair value of trading securities of $0.8 million and $2.2 million in the first quarters of 2009 and 2008, respectively. The first quarter of 2009 also included $0.2 million of securities gains due principally to the sale of municipal securities. Pursuant to SFAS #159, we elected, effective January 1, 2008, to measure the majority of our preferred stock investments at fair value. There were no significant other than temporary impairment charges on securities in either the first quarter of 2009 or 2008. (See “Securities.”)
VISA check card interchange income increased by 3.2% in the first quarter of 2009 compared to the year ago period. These results can be attributed to an increase in the size of our card base and a rise in the frequency of use of our VISA check card product by our customers. We maintain a rewards program for our VISA check card customers to encourage greater use of this product.

Mortgage loan servicing resulted in losses of $0.8 million and $0.3 million in the first quarters of 2009 and 2008, respectively. This decline is primarily due to a $0.5 million increase in the amortization of this asset due to a rise in mortgage loan prepayment activity. Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$11,966	$15,780
Originated servicing rights capitalized	1,499	878
Amortization	(1,179)	(636)
(Increase)/decrease in impairment reserve	(697)	(725)

Balance at end of period	$11,589	$15,297

Impairment reserve at end of period	$5,348	$1,044

At March 31, 2009 we were servicing approximately $1.67 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.97% and a weighted average service fee of 25.8 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2009 totaled $11.6 million and had an estimated fair market value of $11.7 million.
Income from bank owned life insurance decreased in 2009 due to a lower crediting rate on our cash surrender value reflecting generally lower market interest rates.
Title insurance fees increased during the first quarter of 2009 compared to the year ago period primarily as a result of the aforementioned increase in mortgage lending origination volume.
Other non-interest income in the first quarter of 2008 includes revenue of $0.4 million from the redemption of 8,551 shares of Visa, Inc. Class B Common Stock as part of the Visa initial public offering. We continue to hold 13,566 shares of Visa, Inc. Class B Common Stock at March 31, 2009.
Non-interest expense Non-interest expense is an important component of our results of operations. Historically, we primarily focused on revenue growth, and while we strive to efficiently manage our cost structure, our noninterest expenses generally increased from year to year because we expanded our operations through acquisitions and by opening new branches and loan production offices. Because of the current challenging economic environment that we are confronting, our expansion through acquisitions or by opening new branches is unlikely in the near term. Further, management is focused on a number of initiatives to reduce and contain non-interest expenses.
Non-interest expense totaled $33.4 million in the first quarter of 2009 compared to $30.3 million in the year ago period. This increase was primarily due to a rise in credit related costs (loan and collection expenses and loss on other real estate and repossessed assets).

Non-Interest Expense

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Salaries	$9,669	$10,156
Performance-based compensation and benefits	329	1,304
Other benefits	2,579	2,724

Compensation and employee benefits	12,577	14,184
Loan and collection	4,038	1,925
Occupancy, net	3,048	3,114
Data processing	2,096	1,725
Furniture, fixtures and equipment	1,849	1,817
Credit card and bank service fees	1,464	1,046
Advertising	1,442	1,100
Loss on other real estate and repossessed assets	1,261	106
Deposit insurance	1,186	833
Communications	1,045	1,015
Legal and professional	641	418
Amortization of intangible assets	501	793
Supplies	469	543
Other	1,774	1,632

Total non-interest expense	$33,391	$30,251

Compensation and employee benefit costs declined by $1.6 million or 11.3% in the first quarter of 2009 compared to the year ago period due primarily to the elimination of any accruals for bonuses and the elimination of any contribution to the employee stock ownership plan. In addition, the deferral (as direct loan origination costs) of compensation and benefits has increased in 2009 as a result of the rise in mortgage loan origination activity. These compensation cost reductions were partially offset by additional staff added during 2009 to manage non-performing assets and loan collections.
The increases in loan and collection costs and losses on other real estate and repossessed assets resulted from the elevated level of non-performing assets and lower residential housing prices. (See “Portfolio Loans and asset quality.”)
Data processing expense increased by $0.4 million, or 21.5%, due primarily to consulting fees paid to our core data processing services provider related to a revenue enhancement and cost efficiency project.
Credit card and bank service fees increased primarily due to growth in the number of warranty payment plans being administered by Mepco Finance Corporation (“Mepco”).
Advertising expense was higher in 2009 compared to 2008 due primarily to additional direct mail promotions of our checking account and VISA check card products.
Deposit insurance expense increased by $0.4 million, or 42.4%, in the first quarter of 2009 compared to the year ago period reflecting higher assessment rates in 2009. As a Federal

Deposit Insurance Corporation (“FDIC”) insured institution, we are required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.
The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the Deposit Insurance Fund (“DIF”) at a Designated Reserve Ratio (“DRR”) selected by the FDIC within a range of 1.15% to 1.50%. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. The DRR is currently established at 1.25%.
Insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors.
In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.
Based on deposit balances at March 31, 2009, the expense for the 20 basis point emergency assessment is estimated to be $4.3 million and would be included as an increase to deposit insurance expense during the quarter the proposed rule is finalized.
Income tax expense (benefit) Income tax expense for the first quarter of 2009 was $0.3 million, an increase of $2.3 million over the first quarter of 2008. Even though we incurred a significant loss before income taxes in the first quarter of 2009, a valuation allowance is being provided against the net deferred tax asset created from this loss, resulting in an elimination of any tax benefit. The $0.3 million income tax expense in the first quarter of 2009 relates to certain state income taxes and to some federal alternative minimum tax. The first quarter 2008 income tax benefit included a $1.6 million reduction in our federal income taxes due to the release of a previously established tax reserve resulting from a favorable development on the treatment of a particular tax issue prevalent in the banking industry.
Financial Condition
Summary Our total assets decreased by $3.3 million during the first three months of 2009. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.447 billion at March 31, 2009, down $12.6 million from December 31, 2008. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.161 billion at March 31, 2009, compared to $2.066 billion at December 31, 2008. The $94.5 million rise in total deposits during the period is due to increases in savings and NOW accounts and brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $444.4 million at March 31, 2009, a decrease of $97.6 million from December 31, 2008. This decrease reflects the payoff of borrowings from the Federal Reserve Bank or Federal Home Loan Bank of Indianapolis with funds from the aforementioned rise in deposits.

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
Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities available for sale
March 31, 2009	$228,964	$3,004	$18,505	$213,463
December 31, 2008	231,746	3,707	20,041	215,412
Securities available for sale declined slightly during the first quarter of 2009 because maturities and principal payments in the portfolio were not fully replaced with new purchases.
As discussed earlier, we elected effective January 1, 2008, to measure the majority of our preferred stock investments at fair value pursuant to SFAS #159. We recorded a $0.02 million other than temporary impairment charge on a trust preferred security in the first quarter of 2009 and we did not record any other than temporary impairment charges on any investment securities during the first quarter of 2008.
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2009	2008
	(in thousands)

Proceeds	$6,434	$7,913

Gross gains	$227
Gross losses	(23)
SFAS #159 fair value adjustments	(785)	$(2,163)

Net gains (losses)	$(581)	$(2,163)

Portfolio Loans and asset quality In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase mortgage loans from third-party originators.

The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased in the first quarter of 2009 as well as in 2008 and 2007 from prior historical levels.
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
Our 2003 acquisition of Mepco added financing of insurance premiums for businesses and the administration of payment plans to purchase vehicle service contracts for consumers (warranty finance) to our business activities. In January 2007 we sold Mepco’s insurance premium finance business. Mepco conducts its warranty finance activities across the United States and just recently also entered Canada. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for warranty administrators and warranty sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company, warranty administrator, or seller/dealer) could expose us to significant losses.
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

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan growth has slowed during the past two years reflecting both weak economic conditions in Michigan as well as a very competitive pricing climate. However, finance receivables (warranty payment plans) have been growing. This growth reflects both increased sales efforts as well as our ability to focus solely on this line of business at Mepco following the sale of our insurance premium finance business in January 2007. Construction and land development loans have been declining recently because we are seeking to shrink this portion of our Portfolio Loans due to a very poor economic climate for real estate development, particularly residential real estate. Declines in Portfolio Loans or continuing competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results. We continue to view loan growth consistent with established quality and profitability standards as a major short and long-term challenge.
Non-performing assets

	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Non-accrual loans	$124,848	$122,639
Loans 90 days or more past due and still accruing interest	4,198	2,626

Total non-performing loans	129,046	125,265
Other real estate	26,122	19,998

Total non-performing assets	$155,168	$145,263

As a percent of Portfolio Loans
Non-performing loans	5.27%	5.09%
Allowance for loan losses	2.38	2.35
Non-performing assets to total assets	5.25	4.91
Allowance for loan losses as a percent of non-performing loans	45	46
The increase in non-performing loans since year-end 2008 is due principally to an increase in non-performing residential mortgage loans that was partially offset by a decline in non-performing commercial real estate loans. The decline in non-performing commercial real estate loans is primarily due to net charge-offs during the first quarter. Non-performing commercial real estate loans largely reflect delinquencies caused by cash flow difficulties encountered by real estate developers in Michigan as they confront a significant decline in sales of real estate. The elevated level of non-performing residential mortgage loans is primarily due to a rise in delinquencies and foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $26.1 million at March 31, 2009, compared to $20.0 million at December 31, 2008. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. Higher foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past year. We believe that this higher foreclosure rate is due to both weak economic conditions (Michigan has the highest unemployment rate in the U.S.) and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at March 31, 2009, we anticipate that our level of other real estate and repossessed assets will continue to rise during 2009 and will likely remain at elevated levels for some period of time. A high level of non-performing assets would be expected to adversely impact our tax equivalent net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 5.05% on an annualized basis in the first quarter of 2009 (or $30.5 million) compared to 1.07% in the first quarter of 2008 (or $6.8 million). The rise in loan net charge-offs primarily reflects increases of $20.3 million for commercial loans and $2.4 million for residential mortgage loans. These increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development. We do not believe that the elevated level of loan net charge-offs in the first quarter of 2009 is indicative of what we will experience during the balance of 2009 and beyond. The majority of the first quarter loan net charge-offs related to commercial loans and in particular several land or land development loans (due to significant drops in real estate values) and one large commercial credit (which defaulted in March 2009). Land and land development loans now total just $74.5 million (or 2.5% of total assets) and approximately 55% of these loans are already in non-performing or watch credit status and the entire portfolio has been carefully evaluated and an appropriate allowance or charge-off has been recorded. Further, the commercial loan portfolio is thoroughly analyzed each quarter through our credit review process and an appropriate allowance and provision for loan losses is recorded based on such review and in light of prevailing market conditions.
Allowance for loan losses

	Three months ended
	March 31,
	2009		2008
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$57,900	$2,144	$45,294	$1,936
Additions (deduction)
Provision charged to operating expense	30,924	(86)	11,383	(67)
Recoveries credited to allowance	607		569
Loans charged against the allowance	(31,126)		(7,335)

Balance at end of period	$58,305	$2,058	$49,911	$1,869

Net loans charged against the allowance to average Portfolio Loans (annualized)	5.05%		1.07%
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
The allowance for loan losses increased to 2.38% of total Portfolio Loans at March 31, 2009 from 2.35% at December 31, 2008. This increase is primarily due to increases in two of the four components of the allowance for loan losses outlined above. The allowance for loan losses related to specific loans decreased due to the decline in non-performing commercial loans described earlier. The allowance for loan losses related to other adversely rated loans decreased primarily due to a decline in commercial loan “watch credits.” The allowance for loan losses related to historical losses increased due to higher loan net charge-offs. Finally, the allowance for loan losses related to subjective factors increased primarily due to weaker economic conditions in Michigan that have contributed to higher levels of non-performing loans and net loan charge-offs.

Allocation of the Allowance for Loan Losses

	March 31,	December 31,
	2009	2008
	(in thousands)
Specific allocations	$15,057	$16,788
Other adversely rated loans	9,393	9,511
Historical loss allocations	21,464	20,270
Additional allocations based on subjective factors	12,391	11,331

	$58,305	$57,900

We took a variety of steps beginning in 2007 to address the credit issues identified above (elevated levels of watch credits, non-performing loans and other real estate and repossessed assets), including the following:
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
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has historically generated increases in customer relationships as well as deposit service charges. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our historic core deposit growth has not kept pace with the historic growth of our Portfolio Loans. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, the continued funding of Portfolio Loan growth with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
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
     Alternative Sources of Funds

	March 31,			December 31,
	2009			2008
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$233,919	1.5 years	2.78%	$182,283	1.1 years	3.63%
Fixed rate FHLB advances(1)	276,705	1.7 years	1.78	314,214	2.3 years	3.49
Variable rate FHLB advances(1)
Securities sold under agreements to Repurchase(1)	35,000	1.6 years	4.42	35,000	1.9 years	4.42
FRB — Discount borrowing	130,000	.1 years	0.25	189,500	.1 years	0.54
Federal funds purchased				750	1 day	0.25

Total	$675,624	1.3 years	1.97%	$721,747	1.4 years	2.80%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed and pay-variable interest rate swaps.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (the “FRB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $444.4 million at March 31, 2009, compared to $542.0 million at December 31, 2008. The $97.6 million decrease in other borrowed funds principally reflects the payoff of borrowings from the FRB and FHLB with funds from new Brokered CDs or from the growth in other deposits.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At March 31, 2009, we employed interest-rate swaps with an aggregate notional amount of $167.5 million and interest rate caps with an aggregate notional amount of $226.5 million. (See note #7 of Notes to Interim Consolidated Financial Statements.)
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

Our sources of funds include our deposit base, secured advances from the FHLB, secured borrowings from the FRB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).
At March 31, 2009 we had $610.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.277 billion of our deposits at March 31, 2009 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the FDIC announced several programs during 2008 including increasing the deposit insurance limit from $100,000 to $250,000 at least until December 31, 2009 and providing unlimited deposit insurance for balances in non-interest bearing demand deposit and certain low-interest (an interest rate of 0.50% or less) transaction accounts. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite these moves by the FDIC and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced some of the financial ratings of our bank that are followed by our larger deposit customers, such as municipalities. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
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
Effective-management of capital-resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $66.6 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2009 and December 31, 2008.

In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period that originally was going to end on March 31, 2009 but that has recently been extended an additional two years (to March 31, 2011), the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 14 basis points at March 31, 2009, (this calculation assumes no transition period).
In December 2008, we issued 72,000 shares of Series A, no par value, $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (“Preferred Stock”) and a warrant to purchase 3,461,538 shares (at $3.12 per share) of our common stock (“Warrant”) to the U.S. Department of Treasury (“UST”) in return for $72.0 million under the Capital Purchase Program (“CPP”) component of the Troubled Asset Relief Program (“TARP”). Of the total proceeds, $68.4 million was allocated to the Preferred Stock and $3.6 million was allocated to the Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Preferred Stock is being accreted using an effective yield method over five years. The accretion is being recorded as part of the Preferred Stock dividend.
The Preferred Stock will pay a quarterly, a cumulative cash dividend at a rate of 5% per annum on the $1,000 liquidation preference to, but excluding February 15, 2014 and at a rate of 9% per annum thereafter. We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. So long as any shares of Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan. Additionally, prior to December 12, 2011, even if we are current on the payment of dividends on the Preferred Stock, we may not do either of the following without the prior written consent of the UST: (a) pay cash dividends on our common stock to shareholders of more than $0.01 per share per quarter, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; or (b) repurchase any of our common stock or redeem any of our trust preferred securities, other than certain excepted redemptions of common stock in connection with the administration of employee benefit plans in the ordinary course of business and consistent with past practice. These restrictions described in the preceding sentence expire in the event we redeem all shares of Preferred Stock or in the event the UST transfers all of its shares of Preferred Stock to an unaffiliated transferee. Holders of shares of the Preferred Stock have no right to exchange or convert such shares into any other securities of Independent Bank Corporation.
The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $4.3 million annually. In addition, the exercise price on the Warrant of $3.12 per share is presently below our book and tangible book values per share. If our market value per share exceeds the Warrant price, our diluted earnings per share will be reduced. Further, the exercise of the Warrant would be dilutive to our book and tangible book values per share.

To supplement our balance sheet and capital management activities, we historically would repurchase our common stock. The level of share repurchases in a given time period generally reflected changes in our need for capital associated with our balance sheet growth and our level of earnings. The only share repurchases currently being executed are for our deferred compensation and stock purchase plan for non-employee directors. Such repurchases are funded by the director deferring a portion of his or her fees.
Shareholders’ equity applicable to common stock declined to $108.8 million at March 31, 2009 from $126.4 million at December 31, 2008. Our tangible common equity (“TCE”) totaled $80.4 million and $97.5 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 2.75% at March 31, 2009 compared to 3.33% at December 31, 2008. Although we would like to have a higher ratio of TCE to tangible assets, we believe that in the current environment, it would be extremely difficult to raise additional common equity, at least at an acceptable price. However, despite these challenges, we are currently exploring various alternatives in order to increase our TCE. Our regulatory capital ratios remain at levels above “well capitalized” standards. Therefore, our capital strategy in the near term is focused on limiting growth in total assets, maintaining our quarterly common stock cash dividend at only a nominal level and returning to profitability as soon as possible in order to increase our ratio of TCE to tangible assets in the future. However, if we were to continue to incur losses at levels similar to the first quarter of 2009 in future quarters, we may have to take additional and immediate actions to preserve our regulatory capital ratios, including, but not limited to:
•	Eliminating our cash dividend on our common stock;

•	Deferring the dividends on our Preferred Stock;

•	Deferring the dividends on our trust preferred securities;

•	Seeking to convert some or all of our Preferred Stock and/or trust preferred securities into common equity:

•	Participating in government programs such as the Capital Assistance Program;

•	Attempting to raise additional capital, including the possibility of a significant and large issuance of common stock, which could be highly dilutive to our existing shareholders; and

•	Seeking a merger partner or selling off components of our business.
We reduced our quarterly common stock cash dividend to $0.01 per share in the second quarter of 2008. This action was taken in order to preserve cash at our bank holding company as we do not expect our bank subsidiary to be able to pay any cash dividends in the near term. Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB’s view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Although the FRB has not sought to restrict or limit the cash dividends that we have been paying, our Board of Directors believed that it was in the best long-term interests of our shareholders to reduce our quarterly common stock cash dividend to a nominal level ($0.01 per share). Our bank holding company had cash on hand of approximately $28.0 million at March 31, 2009. This level of cash provides over two years of coverage for expected dividends on trust preferred securities, the Preferred Stock and our common stock.

     Capitalization

	March 31,	December 31,
	2009	2008
	(in thousands)
Subordinated debentures	$92,888	$92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, Series A, no par value	68,631	68,456
Common stock, par value $1.00 per share	23,816	22,791
Capital surplus	201,025	200,687
Retained earnings (accumulated deficit)	(93,761)	(73,849)
Accumulated other comprehensive loss	(22,275)	(23,208)

Total shareholders’ equity	177,436	194,877

Total capitalization	$267,536	$284,977

Total shareholders’ equity at March 31, 2009 decreased $17.4 million from December 31, 2008, due primarily to our first quarter 2009 net loss. Shareholders’ equity totaled $177.4 million, equal to 6.01% of total assets at March 31, 2009. At December 31, 2008, shareholders’ equity was $194.9 million, which was equal to 6.59% of total assets.
Our bank holding company and our bank subsidiary both remain “well capitalized” (as defined by banking regulations) at March 31, 2009.
     Capital ratios

	March 31,	December 31,
	2009	2008
Equity capital	6.01%	6.59%
Tier 1 capital to average assets	7.97	8.61
Tier 1 risk-based capital	9.97	11.04
Total risk-based capital	12.22	13.05
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
Changes in Market Value of Portfolio Equity and Tax Equivalent Net Interest Income

	Market
	Value Of		Tax Equivalent
	Portfolio	Percent	Net Interest	Percent
Change in Interest Rates	Equity(l)	Change	Income(2)	Change
	(Dollars in thousands)
March 31, 2009
200 basis point rise	197,800	1.18%	135,400	(4.04)%
100 basis point rise	199,800	2.20	138,000	(2.20)
Base-rate scenario	195,500		141,100
100 basis point decline	188,200	(3.73)	142,900	1.28
200 basis point decline	175,800	(10.08)	138,600	(1.77)

December 31, 2008
200 basis point rise	$202,900	(2.50)%	$129,700	(4.56)%
100 basis point rise	206,500	(0.77)	132,500	(2.50)
Base-rate scenario	208,100		135,900
100 basis point decline	204,600	(1.68)	137,900	1.47
200 basis point decline	192,400	(7.54)	134,400	(1.10)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.
Fair Valuation of Financial Instruments
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. SFAS #157 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Trading securities, securities available-for-sale, loans held for sale, Brokered CD’s and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment, capitalized mortgage loan servicing rights and other real estate. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Further, the notes to the consolidated financial statements include information about the extent to which fair value is used to measure assets and liabilities and the valuation methodologies used.
SFAS #157 established a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include securities traded in less active dealer or broker markets.
Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
For assets and liabilities recorded at fair value, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS #157. When available, we utilize quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, prepayment speeds, and option volatilities. The majority of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded in our financial statements. However, in certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models we use to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.
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
At March 31, 2009, $250.3 million, or 8.5% of total assets, consisted of financial instruments recorded at fair value on a recurring basis. The majority of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. 18.9% of these financial assets were measured using model-based techniques, or Level 3 measurements. These financial assets (consisting of private label mortgage and asset backed securities) were valued using Level 3 measurements as the market for these types of securities is extremely dislocated and Level 2 pricing has not generally been based on orderly transactions, rather the pricing could be described as based on “distressed” sales (see note #11). At March 31, 2009, 0.2% of total liabilities, or $6.7 million, consisted of financial instruments (all derivative financial instruments) recorded at fair value on a recurring basis.
At March 31, 2009, $92.7 million, or 3.1% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments (comprised of impaired loans, capitalized mortgage loan servicing rights and other real estate) used Level 2 and Level 3 measurement valuation methodologies involving market-based or market-derived information to measure fair value. At March 31, 2009, no liabilities were measured at fair value on a nonrecurring basis.
See Note 11 of Notes to Interim Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment has been at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that has occurred. On January 12, 2009 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 99-20-1— “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This new FASB Staff Position (“FSP”) has been applicable to our financial statements since December 31, 2008. In particular, this FSP strikes the language that required the use of market participant assumptions about future cash flows from EITF 99-20. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording an other than temporary impairment charge of $0.02 million in the first quarter of 2009 (we had no such charge in the first quarter of 2008). Further, as described above, we did elect (effective January 1, 2008) fair value accounting pursuant to SFAS #159 for certain of our preferred stock investments. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. At March 31, 2009 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $15.5 million. This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.
Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded thus far in 2009.
At March 31, 2009 we had approximately $11.6 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded an increase in the valuation allowance on capitalized mortgage loan servicing rights of $0.7 million in the first quarter of 2009 as mortgage loan interest rates declined resulting in utilizing higher estimated future prepayment rates in our determination of the value of this asset.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At March 31, 2009 we had approximately $283.5 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings. The fair value of derivative financial instruments qualifying for hedge accounting was a negative $5.7 million at March 31, 2009.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At March 31, 2009 we had gross deferred tax assets of $49.2 million, gross deferred tax liabilities of $5.4 million and a valuation allowance of $43.7 million ($7.5 million of such valuation allowance was established in the first quarter of 2009 and the balance of which was established in 2008) resulting in a net deferred tax asset of $0.1 million. This valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s individual earnings. SFAS #109 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS #109, we reviewed our deferred tax assets and determined that based upon a number of factors including our declining operating performance since 2005 and our net loss in 2008 and in the first quarter of 2009, overall negative trends in the bank industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity and in the first quarter of 2009 we recorded an additional $7.5 million valuation allowance. We had recorded no valuation allowance on our net deferred tax asset in prior years because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.
At March 31, 2009 we had $16.7 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. During 2008 we recorded a $50.0 million goodwill impairment charge. In the fourth quarter of 2008 we updated our goodwill impairment testing (interim tests had also been performed in the second and third quarters of 2008). Our common stock price dropped even further in the fourth quarter resulting in a wider difference between our market capitalization and book value. The results of the year end goodwill impairment testing showed that the estimated fair value of our bank reporting unit was less than the carrying value of equity. Under SFAS #142 this necessitated a step 2 analysis and valuation. Based on the step 2 analysis (which involved determining the fair value of our bank’s assets, liabilities and identifiable intangibles) we concluded that goodwill was now impaired, resulting in this $50.0 million charge. The remaining goodwill of $16.7 million is at our Mepco reporting unit and the testing performed indicated that this goodwill is not impaired. Mepco had net income from continuing operations of $4.6 million in the first quarter of 2009 and $10.7 million and $5.1 million in 2008 and 2007, respectively. Based primarily on Mepco’s estimated future earnings, the fair value of this reporting unit (utilizing a discounted cash flow method) has been determined to be in excess of its carrying value. We may incur additional impairment charges related to our remaining goodwill in the future due to changes in business prospects or other matters at Mepco that could affect our valuation assumptions.

Litigation Matters
We are involved in various litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operations.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes in the market risk faced by the Registrant have occurred since December 31, 2008.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended March 31, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2009, pursuant to our share repurchase plan:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares
			Publicly	Authorized for
	Total Number of	Average Price	Announced	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Plan(2)	the Plan
January 2009	375	$1.59
February 2009
March 2009	15,773	2.34

Total	16,148	$2.32	0	8,852

(1)	Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 25,000 shares of our common stock. The repurchase plan expires on December 31, 2009.
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 7, 2009	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date May 7, 2009	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer