Form 10-Q
period 2009-06-30
INDEPENDENT BANK CORP /MI/
filed 2009-08-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO _____
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES _____ NO _____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES _____ NO    X
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	24,029,540

Class	Outstanding at August 7, 2009

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$79,352	$57,705
Trading securities	37	1,929
Securities available for sale	196,658	215,412
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	27,854	28,063
Loans held for sale, carried at fair value	66,436	27,603
Loans
Commercial	893,304	976,391
Mortgage	788,893	839,496
Installment	327,444	356,806
Finance receivables	432,326	286,836

Total Loans	2,441,967	2,459,529
Allowance for loan losses	(65,271)	(57,900)

Net Loans	2,376,696	2,401,629
Other real estate and repossessed assets	29,760	19,998
Property and equipment, net	73,628	73,318
Bank owned life insurance	45,654	44,896
Goodwill	16,734	16,734
Other intangibles	11,215	12,190
Capitalized mortgage loan servicing rights	14,538	11,966
Accrued income and other assets	38,067	44,802

Total Assets	$2,976,629	$2,956,245

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$330,481	$308,041
Savings and NOW	974,861	907,187
Retail time	583,409	668,968
Brokered time	480,173	182,283

Total Deposits	2,368,924	2,066,479
Federal funds purchased		750
Other borrowings	257,258	541,986
Subordinated debentures	92,888	92,888
Financed premiums payable	39,015	26,636
Accrued expenses and other liabilities	43,308	32,629

Total Liabilities	2,801,393	2,761,368

Shareholders’ Equity
Preferred stock, Series A, no par value, $1,000 liquidation preference per share—200,000 shares authorized; 72,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	68,806	68,456
Common stock, $1.00 par value—60,000,000 shares authorized; issued and outstanding: 24,029,540 shares at June 30, 2009 and 23,013,980 shares at December 31, 2008	23,824	22,791
Capital surplus	201,192	200,687
Retained earnings (accumulated deficit)	(100,238)	(73,849)
Accumulated other comprehensive loss	(18,348)	(23,208)

Total Shareholders’ Equity	175,236	194,877

Total Liabilities and Shareholders’ Equity	$2,976,629	$2,956,245

See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands)

Interest Income
Interest and fees on loans	$45,224	$46,750	$89,625	$94,876
Interest on securities
Taxable	1,705	2,176	3,438	4,480
Tax-exempt	976	2,099	2,083	4,346
Other investments	239	362	563	719

Total Interest Income	48,144	51,387	95,709	104,421

Interest Expense
Deposits	8,811	11,191	17,359	27,403
Other borrowings	3,814	6,975	8,484	13,412

Total Interest Expense	12,625	18,166	25,843	40,815

Net Interest Income	35,519	33,221	69,866	63,606
Provision for loan losses	27,808	12,352	58,646	23,668

Net Interest Income After Provision for Loan Losses	7,711	20,869	11,220	39,938

Non-interest Income
Service charges on deposit accounts	6,321	6,164	11,828	11,811
Net gains (losses) on assets
Mortgage loans	3,262	1,141	6,543	3,008
Securities	4,230	837	3,649	(1,326)
VISA check card interchange income	1,500	1,495	2,915	2,866
Mortgage loan servicing	2,349	1,528	1,507	1,205
Title insurance fees	732	384	1,341	801
Other income	2,617	2,588	4,806	5,264

Total Non-interest Income	21,011	14,137	32,589	23,629

Non-interest Expense
Compensation and employee benefits	13,328	13,808	25,905	27,992
Loan and collection	3,227	2,031	7,265	3,887
Occupancy, net	2,560	2,813	5,608	5,927
Data processing	2,010	1,712	4,106	3,437
Deposit insurance	2,755	418	3,941	1,251
Furniture, fixtures and equipment	1,848	1,825	3,697	3,642
Loss on other real estate and repossessed assets	1,939	1,560	3,200	1,666
Credit card and bank service fees	1,668	1,174	3,132	2,220
Advertising	1,421	1,168	2,863	2,268
Other expenses	4,086	4,682	8,516	9,152

Total Non-interest Expense	34,842	31,191	68,233	61,442

Income (Loss) Before Income Tax	(6,120)	3,815	(24,424)	2,125
Income tax expense (benefit)	(959)	469	(666)	(1,562)

Net Income (Loss)	(5,161)	3,346	(23,758)	3,687

Preferred dividends	1,075		2,150

Net Income (Loss) Applicable to Common Stock	$(6,236)	$3,346	$(25,908)	$3,687

Net Income (Loss) Per Common Share
Basic	$(.26)	$.15	$(1.09)	$.16
Diluted	(.26)	.14	(1.09)	.16
Dividends Per Common Share
Declared	$.01	$.01	$.02	$.12
Paid	.01	.11	.02	.32
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2009	2008
	(unaudited)
	(in thousands)
Net Income (Loss)	$(23,758)	$3,687

Adjustments to Reconcile Net Income (Loss) to Net Cash from (used in) Operating Activities
Proceeds from the sales of trading securities	2,827
Proceeds from sales of loans held for sale	307,637	167,463
Disbursements for loans held for sale	(339,927)	(156,683)
Provision for loan losses	58,646	23,668
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(19,752)	(9,809)
Net gains on sales of mortgage loans	(6,543)	(3,008)
Net (gains) losses on securities	(3,649)	1,326
Deferred loan fees	(262)	(193)
Share based compensation	345	296
Increase in accrued income and other assets	(13,320)	(2,881)
Increase in accrued expenses and other liabilities	13,151	1,283

	(847)	21,462

Net Cash from (used in) Operating Activities	(24,605)	25,149

Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	24,336	28,659
Proceeds from the maturity of securities available for sale	3,256	12,822
Principal payments received on securities available for sale	14,261	11,636
Purchases of securities available for sale	(14,256)	(20,777)
Purchase of Federal Home Loan Bank stock		(6,224)
Redemption of Federal Reserve Bank stock	209
Portfolio loans originated, net of principal payments	(8,247)	(20,229)
Proceeds from the sale of other real estate	4,107
Capital expenditures	(4,758)	(3,214)

Net Cash from Investing Activities	18,908	2,673

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	302,445	(425,173)
Net increase (decrease) in other borrowings and federal funds purchased	(181,880)	252,322
Proceeds from Federal Home Loan Bank advances	241,524	464,101
Payments of Federal Home Loan Bank advances	(345,122)	(327,684)
Repayment of long-term debt		(3,000)
Net increase in financed premiums payable	12,379	9,020
Dividends paid	(2,002)	(7,307)
Proceeds from issuance of common stock		51

Net Cash from (used in) Financing Activities	27,344	(37,670)

Net Increase (Decrease) in Cash and Cash Equivalents	21,647	(9,848)
Cash and Cash Equivalents at Beginning of Period	57,705	79,289

Cash and Cash Equivalents at End of Period	$79,352	$69,441

Cash paid during the period for
Interest	$25,912	$46,932
Income taxes	150	272
Transfer of loans to other real estate	17,092	5,112
Adoption of fair value option – securities transferred from available for sale to trading		15,018
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended
	June 30,
	2009	2008
	(unaudited)
	(in thousands)

Balance at beginning of period	$194,877	$240,502
Net income (loss)	(23,758)	3,687
Preferred dividends	(1,800)
Cash dividends declared	(481)	(2,761)
Issuance of common stock	1,193	1,393
Share based compensation	345	296
Net change in accumulated other comprehensive income, net of reclassification adjustment pursuant to the adoption of SFAS #159 and related tax effect	4,860	(4,847)

Balance at end of period	$175,236	$238,270

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six-month periods ended June 30, 2009 and 2008. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation. Our critical accounting policies include the assessment for other than temporary impairment on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2008 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP in the second quarter of 2009 did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on our consolidated financial statements as it only required disclosures which are included in note 13.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted this statement during the second quarter of 2009. We have evaluated subsequent events through August 7, 2009 which represents the date our financial statements included in our June 30, 2009 Form 10-Q were filed with the Securities and Exchange Commission (financial statement issue date). We have not evaluated subsequent events relating to these financial statements after that date.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. This statement amends and expands the disclosure requirements of SFAS No. 133 and requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this statement on January 1, 2009.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
share data presented shall be adjusted retrospectively. The adoption of this FSP on January 1, 2009 had the effect of treating our unvested share payment awards as participating in the earnings allocation when computing our earnings per share. Prior period earnings per share data has been adjusted to treat unvested share awards as participating.
3. Securities available for sale consist of the following at June 30, 2009:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
U.S. agency residential mortgage-backed	$53,439	$1,124	$235	$54,328
Private label residential mortgage-backed	43,627	24	7,039	36,612
Other asset-backed	7,493	362	124	7,731
Obligations of states and political subdivisions	84,395	1,133	1,615	83,913
Trust preferred	17,882	27	3,835	14,074

Total	$206,836	$2,670	$12,848	$196,658

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position, at June 30 follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
June 30, 2009
U.S. agency residential mortgage-backed	$8,280	$235			$8,280	$235
Private label residential mortgage-backed	9,645	219	$24,422	$6,820	34,067	7,039
Other asset backed	3,682	65	2,785	59	6,467	124
Obligations of states and political subdivisions	23,998	1,356	3,459	259	27,457	1,615
Trust preferred	4,064	715	9,916	3,120	13,980	3,835

Total	$49,669	$2,590	$40,582	$10,258	$90,251	$12,848

We evaluate securities for other-than-temporary impairment at least quarterly and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition of the issuer, including review of recent credit ratings, and our ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery of fair value.
U.S. Agency residential mortgage-backed securities — at June 30, 2009 we had 7 securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rising interest rates. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Private label residential mortgage and other asset-backed securities — at June 30, 2009 we had 26 securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to credit spread widening on these securities. We have satisfactory relationships between non-performing assets and subordination levels in each security and continue to receive principal reductions. 25 of the issues are rated by a major rating agency as

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
investment grade while 1 is below investment grade.
We reviewed securities for recovery utilizing a cash flow projection. In our analysis, recovery was evaluated by discounting the expected cash flows back at the book yield. If the present value of the future cash flows is less than amortized cost, then there would be a credit loss. Our cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and severity. Near term prepayment assumptions were based on recently observed prepayment rates. In many cases, recently observed prepayment rates are depressed due to a sharp decline in new jumbo loan issuance. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projects that prepayment rates gradually revert to historical levels. Near term default assumptions were based on recent default observations as well as the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Default levels generally remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our model expects defaults to then decline gradually as the housing market and the economy stabilize, generally after 3 years. Current severity assumptions are based on recent observations. Loss severity is expected to decline gradually as the housing market and the economy stabilize, generally after 3 years. Our cash flow analysis forecasts complete recovery of our cost basis for each of the reviewed securities. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Obligations of states and political subdivisions — at June 30, 2009 we had 99 municipal securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues. The majority of the securities are rated by a major rating agency as investment grade. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Trust preferred securities — at June 30, 2009 we had 8 securities whose fair market value is less than amortized cost. There were no credit issues relating to these securities. Pricing of trust preferred securities has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. 6 of the 8 securities are rated by a major rating agency as investment grade while the other 2 are non-rated. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
During the first quarter of 2009 we recorded an other than temporary impairment charge on a certain trust preferred security in the amount of $0.02 million. In this instance we believed that the decline in value is directly due to matters other than changes in interest rates (such as underlying collateral deficiencies or financial difficulties or other challenges encountered by the issuer), were not expected to be recovered within a reasonable timeframe based upon available information and were therefore other than temporary in nature. We recorded no other than temporary impairment during the second quarter of 2009.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The amortized cost and fair value of securities available for sale at June 30, 2009, by contractual maturity, follow. The actual maturity will differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$3,282	$3,317
Maturing after one year but within five years	16,245	16,645
Maturing after five years but within ten years	28,564	28,749
Maturing after ten years	54,186	49,276

	102,277	97,987
U.S. agency residential mortgage-backed	53,439	54,328
Private label residential mortgage-backed	43,627	36,612
Other asset-backed	7,493	7,731

Total	$206,836	$196,658

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Proceeds from the sale of available securities were $24.3 million during six months ended June 30, 2009. Gross gains of $2.8 million and gross losses of $0.1 million were realized on these sales during the six months ended June 30, 2009.
Net gains on trading securities were $1.0 million during the six months ended June 30, 2009 and is included in net gains (losses) on securities in the consolidated statements of operations. Of this amount, $0.03 million relates to gains recognized on trading securities still held at June 30, 2009.
4. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status and past due more than 90 days amounted to $125.3 million at June 30, 2009, and $125.3 million at December 31, 2008.
Impaired loans are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans with no allocated allowance	$11,874	$14,228
Impaired loans with an allocated allowance	86,345	76,960

Total impaired loans	$98,219	$91,188

Amount of allowance for loan losses allocated	$17,461	$16,788

Our average investment in impaired loans was approximately $92.9 million and $80.7 million for the six-month periods ended June 30, 2009 and 2008, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first six months of 2009 and 2008 was approximately $0.5 million in each period, the majority of which was received in cash.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
An analysis of the allowance for loan losses is as follows:

	Six months ended
	June 30,
	2009		2008
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$57,900	$2,144	$45,294	$1,936
Additions (deduction)
Provision charged to operating expense	58,798	(152)	23,875	(207)
Recoveries credited to allowance	1,494		1,099
Loans charged against the allowance	(52,921)		(19,164)

Balance at end of period	$65,271	$1,992	$51,104	$1,729

5. Comprehensive income for the three- and six-month periods ended June 30 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(5,161)	$3,346	$(23,758)	$3,687
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	3,170	(5,740)	4,001	(5,568)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	757	2,202	859	721

Comprehensive income (loss)	$(1,234)	$(192)	$(18,898)	$(1,160)

The net change in unrealized loss on securities available for sale reflect net gains reclassified into earnings as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Gain (loss) reclassified into earnings	$2,509	$723	$2,711	$723
Federal income tax expense (benefit) as a result of the reclassification of these amounts from comprehensive income		253		253
6. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB”) and Mepco Finance Corporation (“Mepco”). We evaluate performance based principally on net income of the respective reportable segments.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30, follows:
As of or for the three months ended June 30,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2009
Total assets	$2,512,641	$461,314	$270,476	$(267,802)	$2,976,629
Interest income	34,725	13,419			48,144
Net interest income	24,587	12,590	(1,658)		35,519
Provision for loan losses	25,446	2,362			27,808
Income (loss) before income tax	(12,334)	7,948	(1,711)	(23)	(6,120)
Net income (loss)	(8,422)	4,995	(1,998)	264	(5,161)

2008
Total assets	$2,927,747	$303,088	$334,621	$(326,421)	$3,239,035
Interest income	43,410	7,977			51,387
Net interest income	28,617	6,378	(1,774)		33,221
Provision for loan losses	12,409	(57)			12,352
Income (loss) before income tax	1,441	4,351	(1,953)	(24)	3,815
Net income (loss)	1,892	2,702	(1,232)	(16)	3,346

(1) Includes amounts relating to our parent company and certain insignificant operations.
As of or for the six months ended June 30,

	IB	Mepco	Other(1)	Elimination	Total
	(in thousands)
2009
Total assets	$2,512,641	$461,314	$270,476	$(267,802)	$2,976,629
Interest income	71,007	24,702			95,709
Net interest income	50,215	23,018	(3,367)		69,866
Provision for loan losses	55,322	3,324			58,646
Income (loss) before income tax	(35,697)	15,044	(3,724)	(47)	(24,424)
Net income (loss)	(29,567)	9,580	(4,011)	240	(23,758)

2008
Total assets	$2,927,747	$303,088	$334,621	$(326,421)	$3,239,035
Interest income	89,270	15,151			104,421
Net interest income	55,356	11,893	(3,643)		63,606
Provision for loan losses	23,651	17			23,668
Income (loss) before income tax	(1,590)	8,172	(4,409)	(48)	2,125
Net income (loss)	1,395	5,075	(2,752)	(31)	3,687

(1) Includes amounts relating to our parent company and certain insignificant operations.
7. Basic income per share includes weighted average common shares outstanding during the period and participating share awards (see note 2). Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation of basic and diluted earnings per share for the three-month and the six-month periods ended June 30 follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income (loss) applicable to common stock	$(6,236)	$3,346	$(25,908)	$3,687

Shares outstanding	24,030	23,015	23,700	22,955
Effect of stock options		7		20
Stock units for deferred compensation plan for non-employee directors	72	58	68	61

Shares outstanding for calculation of diluted earnings per share	24,102	23,080	23,768	23,036

Net income (loss) per common share
Basic	$(.26)	$.15	$(1.09)	$.16
Diluted(1)	(.26)	.14	(1.09)	.16

(1) For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 1.6 million and 1.5 million for the three-months ended June 30, 2009 and 2008, respectively. During the six-month periods ended June 30, 2009 and 2008, weighted-average anti-dilutive stock options totaled 1.6 million and 1.5 million, respectively.
8. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) which was subsequently amended by SFAS No. 138, requires companies to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.
Our derivative financial instruments according to the type of hedge in which they are designated under SFAS No. 133 follows:

	June 30, 2009
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$137,000	1.8	$(4,591)
Interest-rate cap agreements	91,000	0.6	(12)

	$228,000	1.3	$(4,603)

No hedge designation
Pay fixed interest-rate swap agreements	$25,000	1.4	$(375)
Interest-rate cap agreements	80,000	1.5	208
Rate-lock mortgage loan commitments	38,840	0.1	578
Mandatory commitments to sell mortgage loans	103,904	0.1	872

Total	$247,744	0.7	$1,283

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.3 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.8 million, of unrealized losses on Cash Flow Hedges at June 30, 2009 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2009 is 5.5 years.
We also use long-term, fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such fixed-rate debt instruments (“Fair Value Hedges”). We had no Fair Value Hedges at June 30, 2009.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(in thousands)
Derivatives designated as hedging instruments under SFAS No. 133
Pay-fixed interest rate swap agreements					Other liabilities	$4,591	Other liabilities	$5,622
Interest-rate cap agreements			Other assets	$2	Other liabilities	12	Other liabilities	10

Total				2		4,603		5,632

Derivatives not designated as hedging instruments under SFAS No. 133
Pay-fixed interest rate swap agreements					Other liabilities	375	Other liabilities	241
Interest-rate cap agreements	Other assets	$208	Other assets	202
Rate-lock mortgage loan commitments	Other assets	578	Other assets	839
Mandatory commitments to sell mortgage loans	Other assets	872			Other liabilities		Other liabilities	663

Total		1,658		1,041		375		904

Total derivatives		$1,658		$1,043		$4,978		$6,536

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effect of derivative financial instruments on the Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain (Loss)		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized in
	(Effective Portion)		(Effective	(Effective Portion)		Recognized in	in Income(1)

	2009	2008	Portion)	2009	2008	in Income (1)	2009	2008
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$1,820	$3,234	Interest expense	$(724)	$(192)	Interest expense		$1
Interest-rate cap agreements	251	530	Interest expense	(126)	(185)	Interest expense	$13

Total	$2,071	$3,764		$(850)	$(377)		$13	$1

Fair Value Hedges - pay-variable interest rate swap agreements						Interest expense		$(4)

								$(4)

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$(35)	$10
Interest-rate cap agreements						Interest expense	96	91
Rate-lock mortgage loan commitments						Mortgage loan gains	(914)	(193)
Mandatory commitments to sell mortgage loans						Mortgage loan gains	1,489	159

Total							$636	$67

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1) For cash flow hedges, this location and amount refers to the ineffective portion.

Six Month Periods Ended June 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain (Loss)		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized in
	(Effective Portion)		(Effective	(Effective Portion)		Recognized in	in Income(1)

	2009	2008	Portion)	2009	2008	in Income (1)	2009	2008
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$2,249	$896	Interest expense	$(1,217)	$(152)	Interest expense		$1
Interest-rate cap agreements	581	683	Interest expense	(292)	(319)	Interest expense	$(3)

Total	$2,830	$1,579		$(1,509)	$(471)		$(3)	$1

Fair Value Hedges - pay-variable interest rate swap agreements						Interest expense		$6

								$6

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$(134)	$10
Interest-rate cap agreements						Interest expense	6	(3)
Rate-lock mortgage loan commitments						Mortgage loan gains	(261)	194
Mandatory commitments to sell mortgage loans						Mortgage loan gains	1,535	193

Total							$1,146	$394

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Intangible assets, net of amortization, were comprised of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars in thousands)

Amortized intangible assets
Core deposit	$31,326	$20,225	$31,326	$19,381
Customer relationship	1,302	1,188	1,302	1,165
Covenants not to compete	1,520	1,520	1,520	1,412

Total	$34,148	$22,933	$34,148	$21,958

Unamortized intangible assets - Goodwill(1)	$16,734		$16,734

(1)  All goodwill is allocated to our Mepco reporting unit.
Amortization of intangibles has been estimated through 2014 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)

Six months ended December 31, 2009	$863
Year ending December 31:
2010	1,310
2011	1,398
2012	1,115
2013	1,086
2014 and thereafter	5,443

Total	$11,215

The goodwill of $16.7 million at June 30, 2009 is at our Mepco reporting unit and the testing performed at that same date indicated that this goodwill was not impaired. Mepco had net income of $9.6 million for the six-month period ended June 30, 2009 and $10.7 million for the year ended December 31, 2008. Based primarily on Mepco’s estimated future earnings, the fair value of this reporting unit (utilizing a discounted cash flow method) was determined to be in excess of its carrying value.
10. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of June 30, 2009. We believe that such awards better align the interests of our officers and directors with those of our shareholders. Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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
Total compensation cost recognized during the first six months of 2009 and 2008 for stock option and restricted stock grants was $0.3 million in each period. The corresponding tax benefit relating to this expense was zero and $0.1 million for the first six months of 2009 and 2008, respectively.
At June 30, 2009, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.5 million. The weighted-average period over which this amount will be recognized is 2.7 years.
A summary of outstanding stock option grants and transactions follows:

	Six-months ended June 30, 2009
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)

Outstanding at January 1, 2009	1,502,038	$19.73
Granted	299,987	1.59
Exercised
Forfeited	(243,043)	24.02

Outstanding at June 30, 2009	1,558,982	$15.57	5.54	$0

Vested and expected to vest at June 30, 2009	1,525,975	$15.86	5.45	$0

Exercisable at June 30, 2009	1,188,503	$19.04	4.38	$0

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of non-vested restricted stock and transactions follows:

	2009
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2009	262,381	$9.27
Granted
Exercised
Forfeited

Outstanding at June 30, 2009	262,381	$9.27

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2009 follows:

Expected dividend yield	2.60%
Risk-free interest rate	2.59
Expected life (in years)	6.00
Expected volatility	58.39%
Per share weighted-average fair value	$0.69
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
The following summarizes certain information regarding stock options exercised during the three and six-month periods ending June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Intrinsic value	$	$	$	$61

Cash proceeds received	$	$	$	$51

Tax benefit realized	$	$	$	$21

11. At both June 30, 2009 and December 31, 2008 we had approximately $1.7 million of gross unrecognized tax benefits. If recognized, the entire amount of unrecognized tax benefits, net of $0.4 million federal tax on state benefits, would affect our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2009.
The income tax provision (benefit) was $(1.0) million and $0.5 million for the three month periods ending June 30, 2009 and 2008, respectively and $(0.7) million and $(1.6) million for the six month periods ending June 30, 2009 and 2008, respectively. The benefit recognized during the three- and six-month periods in 2009 were the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the second quarter of 2009, this resulted in an income tax benefit of $1.6 million.
12. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as level 1 of the valuation hierarchy. Level 1 securities include certain preferred stocks, trust preferred securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as level 2 of the valuation hierarchy and include mortgage and other asset backed securities, municipal securities, certain trust preferred securities and one preferred stock security. Level 3 securities at June 30, 2009 consist of certain private label mortgage and asset backed securities’ whose fair values are estimated using an internal discounted cash flow analysis. The underlying loans within these securities include Jumbo (59%), Alt A (24%) and manufactured housing (17%). Except for the discount rate, the inputs used in this analysis can generally be verified and do not involve judgment by management. The discount rate used (an unobservable input) was established using a multi-factored matrix whose base rate was the yield on agency mortgage backed securities.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The analysis adds a spread to this base rate based on several credit related factors, including vintage, product, payment priority, credit rating and non performing asset coverage ratio. The assumptions used reflect what we believe market participants would use in pricing these assets. The unrealized losses at June 30, 2009 ($7.2 million and included in accumulated other comprehensive loss) were not considered to be other than temporary as we continue to have satisfactory relationships between non-performing assets and subordination levels in each security and continue to receive principal reductions (see note 3).
Loans held for sale: The fair value of loans held for sale is based on mortgage backed security pricing for comparable assets.
Impaired loans: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS #114”). We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price we record the impaired loan as nonrecurring Level 2. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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
Derivatives: The fair value of derivatives, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and liabilities measured at fair value were as follows:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Significant	Significant
		for	Other	Un-
	Fair Value	Identical	Observable	observable
	Measure-	Assets	Inputs	Inputs
	ments	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2009:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$37	$37
Securities available for sale	196,658	1,876	$150,444	$44,338
Loans held for sale	66,436		66,436
Derivatives (1)	1,658		1,658

Liabilities
Derivatives (2)	4,978		4,978

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	9,581		9,581
Impaired loans	68,884			68,884
Other real estate	29,230			29,230

December 31, 2008:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$1,929	$1,929
Securities available for sale	215,412	5,275	$210,137
Loans held for sale	27,603		27,603
Derivatives (1)	1,043		1,043

Liabilities
Derivatives (2)	6,536		6,536

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	9,636		9,636
Impaired loans	60,172			60,172
(1) Included in accrued income and other assets
(2) Included in accrued expenses and other liabilities

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Six-Month
Periods Ended June 30 for items Measured at
Fair Value Pursuant to Election of the Fair Value Option

	2009			2008
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings

(in thousands)
Trading securities	$938		$938	$(2,049)		$(2,049)
Loans held for sale		$(285)	(285)		$232	232
For those items measured at fair value pursuant to election of the fair value option, interest income is recorded within the Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.
The following represent impairment charges recognized during the six month period ended June 30, 2009 relating to assets measured at fair value on a non-recurring basis:
•
Capitalized mortgage loan servicing rights, whose individual strata are measured fair value had a carrying amount of $9.6 million which is net of a valuation allowance of $2.4 million at June 30, 2009 and had a carrying amount of $12.0 million which is net of a valuation allowance of $4.7 million at December 31, 2008. A recovery of $3.0 million and $2.3 million was included in our results of operations for the three and six month periods ending June 30, 2009, respectively and $1.0 million and $0.3 million during the same periods in 2008.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $86.3 million, with a valuation allowance of $17.5 million at June 30, 2009 and had a carrying amount of $77.0 million, with a valuation allowance of $16.8 million at December 31, 2008. An additional provision for loan losses relating to impaired loans of $13.2 million and $35.2 million was included in our results of operations for the three and six month periods ending June 30, 2009, respectively and $8.1 million and $17.1 million during the same periods in 2008.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $29.2 million which is net of a valuation allowance of $3.4 million at June 30, 2009. An additional charge of $1.9 million and $3.2 million was included in our results of operations during the three and six month periods ended June 30, 2009.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, follows:

	Securities Available for Sale
	2009	2008
Beginning balance	$-	$21,497
Total gains (losses) realized and unrealized:
Included in results of operations
Included in other comprehensive income	517
Purchases, issuances, settlements, maturities and calls	(3,560)	(94)
Transfers in and/or out of Level 3	47,381	(10,028)

Ending balance	$44,338	$11,375

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30	$0	$0

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
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale
June 30, 2009	$66,436	$397	$66,039
December 31, 2008	27,603	682	26,921
13. Most of our assets and liabilities are considered financial instruments. Many of these financial instruments lack an available trading market and it is our general practice and intent to hold the majority of our financial instruments to maturity. Significant estimates and assumptions were used to determine the fair value of financial instruments. These estimates are subjective in nature, involving uncertainties and matters of judgment, and therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimated fair values have been determined using available data and methodologies that are considered suitable for each category of financial instrument. For instruments with adjustable-interest rates which reprice frequently and without significant credit risk, it is presumed that estimated fair values approximate the recorded book balances.
Financial instrument assets actively traded in a secondary market, such as securities, have been valued using quoted market prices while recorded book balances have been used for cash and due from banks and accrued interest.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of loans is calculated by discounting estimated future cash flows using estimated market discount rates that reflect credit and interest-rate risk inherent in the loans.
We have purchased a “stable value wrap” for our bank owned life insurance that permits a surrender of this investment at the greater of its fair market or book value.
Financial instrument liabilities with a stated maturity, such as certificates of deposit, have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity.
Derivative financial instruments have principally been valued based on discounted value of contractual cash flows using a discount rate approximating current market rates.
Financial instrument liabilities without a stated maturity, such as demand deposits, savings, NOW and money market accounts, have a fair value equal to the amount payable on demand.
     The estimated fair values and recorded book balances follow:

	June 30, 2009
		Recorded
	Estimated	Book
	Fair Value	Balance
	(In thousands)
Assets
Cash and due from banks	$79,400	$79,400
Trading securities	40	40
Securities available for sale	196,700	196,700
Federal Home Loan Bank and Federal Reserve Bank Stock	NA	27,900
Net loans and loans held for sale	2,354,600	2,443,100
Bank owned life insurance	45,700	45,700
Accrued interest receivable	10,000	10,000
Derivative financial instruments	1,700	1,700

Liabilities
Deposits with no stated maturity	$1,305,300	$1,305,300
Deposits with stated maturity	1,074,800	1,063,600
Other borrowings	322,222	350,100
Accrued interest payable	4,400	4,400
Derivative financial instruments	5,000	5,000
The fair values for commitments to extend credit and standby letters of credit are estimated to approximate their aggregate book balance, which is nominal.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the entire holdings of a particular financial instrument.
Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business, the value of future earnings attributable to off-balance sheet activities and the value of assets and liabilities that are not considered financial instruments.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Fair value estimates for deposit accounts do not include the value of the substantial core deposit intangible asset resulting from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
14. The results of operations for the three- and six-month period ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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
Results of Operations
Summary We incurred a net loss of $5.2 million and a net loss applicable to common stock of $6.2 million during the three months ended June 30, 2009, compared to net income of $3.3 million during the comparable period in 2008. The 2009 loss is primarily due to increases in the provision for loan losses and non-interest expenses. These changes were partially offset by increases in net interest income and non-interest income.
We incurred a net loss of $23.8 million and a net loss applicable to common stock of $25.9 million during the six months ended June 30, 2009, compared to net income of $3.7 million during the comparable period in 2008. The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.
  Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) (annualized) to(1)
Average assets	(0.83)%	0.42%	(1.75)%	0.23%
Average equity	(22.98)	5.58	(44.24)	3.07

Net income (loss) per common share(1)
Basic	$(0.26)	$0.15	$(1.09)	$0.16
Diluted	(0.26)	0.14	(1.09)	0.16

(1)	For the three- and six-month periods ended June 30, 2009 these amounts are calculated using net loss applicable to common stock.
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

Tax equivalent net interest income increased by 4.6% to $36.1 million and by 7.3% to $71.2 million, respectively, during the three- and six-month periods in 2009 compared to 2008. These increases reflect a rise in our tax equivalent net interest income as a percent of average interest-earning assets (“Net Yield”) that was partially offset by a decrease in average interest-earning assets.
We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $0.6 million and $1.3 million for the second quarters of 2009 and 2008, respectively, and were $1.3 million and $2.7 million for the first six months of 2009 and 2008, respectively. These adjustments were computed using a 35% tax rate.
Average interest-earning assets totaled $2.755 billion and $2.754 billion during the three- and six-month periods in 2009, respectively. The decreases in average interest-earning assets since 2008 are due primarily to declines in both loans and securities.
Our Net Yield increased by 57 basis points to 5.25% during the second quarter of 2009 and also by 71 basis points to 5.20% during the first six months of 2009 as compared to the like periods in 2008. The tax equivalent yield on average interest-earning assets declined, which primarily reflects low short-term interest rates that have resulted in variable rate loans and securities re-pricing and new loans being originated at lower rates as well as an increase in non-accrual loans. The decline in the tax equivalent yield on average interest-earning assets that otherwise would have been expected due to low short-term interest rates was partially offset by a change in loan mix (higher yielding finance receivables making up a greater percentage of loans) and the existence of floors on some variable rate commercial loans. The decrease in the tax equivalent yield on average interest-earning assets was more than offset by a decline in our interest expense as a percentage of average interest-earning assets (the “cost of funds”). The decrease in our cost of funds also reflects low short-term interest rates that have resulted in decreased rates on certain short-term and variable rate borrowings and on deposits.
Our tax equivalent net interest income is also adversely impacted by our level of non-accrual loans. In the second quarter and first six months of 2009 non-accrual loans averaged $121.5 million and $124.4 million, respectively compared to $104.4 million and $93.6 million, respectively for the same periods in 2008. In addition, in the second quarter and first six months of 2009 we reversed $0.8 million and $1.7 million, respectively, of accrued and unpaid interest on loans placed on non-accrual during each period compared to $0.6 million and $1.4 million, respectively during the same periods in 2008.

Average Balances and Tax Equivalent Rates

			Three Months Ended
			June 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,513,367	$45,157	7.20%	$2,578,668	$46,618	7.26%
Tax-exempt loans (2)	7,069	104	5.90	11,316	203	7.22
Taxable securities	118,116	1,705	5.79	153,895	2,176	5.69
Tax-exempt securities (2)	88,601	1,536	6.95	189,313	3,346	7.11
Other investments	28,011	239	3.42	27,633	362	5.27

Interest Earning Assets	2,755,164	48,741	7.09	2,960,825	52,705	7.15

Cash and due from banks	74,659			50,637
Other assets, net	165,715			228,550

Total Assets	$2,995,538			$3,240,012

Liabilities
Savings and NOW	$974,994	1,493	0.61	$993,186	2,454	0.99
Time deposits	979,506	7,318	3.00	872,385	8,737	4.03
Other borrowings	448,714	3,814	3.41	746,983	6,975	3.76

Interest Bearing Liabilities	2,403,214	12,625	2.11	2,612,554	18,166	2.80

Demand deposits	320,920			297,151
Other liabilities	93,861			89,299
Shareholders’ equity	177,543			241,008

Total liabilities and shareholders’ equity	$2,995,538			$3,240,012

Tax Equivalent Net Interest Income		$36,116			$34,539

Tax Equivalent Net Interest Income as a Percent of Earning Assets			5.25%			4.68%

(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,504,582	$89,457	7.19%	$2,571,593	$94,631	7.39%
Tax-exempt loans (2)	8,490	259	6.15	10,472	377	7.24
Taxable securities	116,478	3,438	5.95	158,032	4,480	5.70
Tax-exempt securities (2)	95,795	3,286	6.92	197,102	6,932	7.07
Other investments	28,641	563	3.96	26,077	719	5.54

Interest Earning Assets	2,753,986	97,003	7.09	2,963,276	107,139	7.26

Cash and due from banks	67,935			51,549
Other assets, net	162,086			227,250

Total Assets	$2,984,007			$3,242,075

Liabilities
Savings and NOW	$960,032	3,074	0.65	$995,808	6,019	1.22
Time deposits	917,609	14,285	3.14	985,865	21,384	4.36
Long-term debt				497	12	4.86
Other borrowings	523,630	8,484	3.27	638,211	13,400	4.22

Interest Bearing Liabilities	2,401,271	25,843	2.17	2,620,381	40,815	3.13

Demand deposits	314,762			293,483
Other liabilities	81,267			86,306
Shareholders’ equity	186,707			241,905

Total liabilities and shareholders’ equity	$2,984,007			$3,242,075

Tax Equivalent Net Interest Income		$71,160			$66,324

Tax Equivalent Net Interest Income as a Percent of Earning Assets			5.20%			4.49%

(1)	All domestic
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $27.8 million and $12.4 million during the three months ended June 30, 2009 and 2008, respectively. During the six-month periods ended June 30, 2009 and 2008, the provision was $58.6 million and $23.7 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio Loans and asset quality.”) The elevated level of the provision for loan losses in all periods reflect higher levels of non-performing loans and loan net charge-offs. In addition, much of the $3.3 million increase in Mepco’s provision for loan losses in the first half of 2009 compared to the year ago period is due to industry issues and in particular certain sellers and marketers going out of business. (See “Portfolio Loans and asset quality.”)
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
Non-interest income totaled $21.0 million during the three months ended June 30, 2009, a $6.9 million increase from the comparable period in 2008. This increase was primarily due to increases in gains on mortgage loans and securities and in mortgage loan servicing income. For the first six months of 2009 non-interest income totaled $32.6 million, a $9.0 million increase from the comparable period in 2008. The year to date changes are generally commensurate with the quarterly changes.
        Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Service charges on deposit accounts	$6,321	$6,164	$11,828	$11,811
Net gains (losses) on assets
Mortgage loans	3,262	1,141	6,543	3,008
Securities	4,230	837	3,649	(1,326)
VISA check card interchange income	1,500	1,495	2,915	2,866
Mortgage loan servicing	2,349	1,528	1,507	1,205
Mutual fund and annuity commissions	539	644	992	1,068
Bank owned life insurance	355	484	756	962
Title insurance fees	732	384	1,341	801
Other	1,723	1,460	3,058	3,234

Total non-interest income	$21,011	$14,137	$32,589	$23,629

Service charges on deposit accounts increased slightly during the three- and six-month periods ended June 30, 2009, respectively, from the comparable periods in 2008. The modest growth in such service charges primarily reflect a slight increase in NSF occurrences in 2009.
Net gains on the sale of mortgage loans increased significantly on both a quarterly and a year to date basis. The increase in gains relates primarily to a sharp increase in mortgage loan origination volume, loan sales and commitments to originate mortgage loans that are held for sale. This was due to a significant rise in refinancing activity resulting from generally lower mortgage loan interest rates during the first half of 2009. Due to a rise in mortgage loan interest rates in June 2009, mortgage loan refinancing activity has recently moderated and as a result, we would presently expect a lower level of gains on the sale of mortgage loans in the second half of 2009 as compared to our first half levels.

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Mortgage loans originated	$196,927	$111,316	$351,535	$229,558
Mortgage loans sold	158,173	80,238	300,809	164,687
Mortgage loans sold with servicing rights released	9,174	11,660	14,603	19,542
Net gains on the sale of mortgage loans	3,262	1,141	6,543	3,008
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	2.06%	1.42%	2.18%	1.83%
SFAS #133/#159 adjustments included in the Loan Sale Margin	0.04	(0.25)	0.33	0.38
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
Securities gains totaled $4.2 million during the three months ended June 30, 2009, compared to $0.8 million for comparable period in 2008. The second quarter 2009 securities gains were primarily due to increases in the fair value and gains on the sale of Bank of America preferred stock. We sold all of this preferred stock in June 2009. The gains in the year ago quarter primarily related to the sale of municipal securities. The sale of certain municipal securities in the second quarter of 2008 was initiated in order to reduce the mix of tax-exempt securities and to begin a process of selectively deleveraging the balance sheet in order to preserve regulatory capital ratios.
Securities gains totaled $3.6 million during the first six months of 2009. We incurred securities losses of $0.6 million in the first quarter of 2009 due to declines in the fair value of trading securities of $0.8 million that were partially offset by $0.2 million of securities gains due principally to the sale of municipal securities. During the first six months of 2008 we recorded securities losses of $1.3 million. This loss was due to a decline in the fair value of preferred stocks classified as trading securities that was partially offset by the aforementioned gain on the sale of municipal securities.
VISA check card interchange income increased modestly in 2009 compared to 2008. These results can primarily be attributed to a rise in the frequency of use of our VISA check card product by our customer base. We have in place a rewards program for our VISA check card customers to encourage greater use of this product.
Mortgage loan servicing generated income of $2.3 million and $1.5 million in the second quarter and first six months of 2009 respectively, compared to $1.5 million and $1.2 million in the corresponding periods of 2008, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.

Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$11,589	$15,297	$11,966	$15,780
Originated servicing rights capitalized	1,624	754	3,123	1,632
Amortization	(1,640)	(496)	(2,819)	(1,132)
Decrease in impairment reserve	2,965	996	2,268	271

Balance at end of period	$14,538	$16,551	$14,538	$16,551

Impairment reserve at end of period	$2,383	$48	$2,383	$48

At June 30, 2009 we were servicing approximately $1.66 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.85% and a weighted average service fee of 25.8 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2009 totaled $14.5 million and had an estimated fair market value of $15.3 million.
Mutual fund and annuity commissions declined in 2009 compared to 2008 due to lower sales of these products primarily reflecting customer uncertainty about the economy and concerns about the volatility of the equities market.
Income from bank owned life insurance decreased in 2009 compared to 2008 primarily due to a reduced crediting rate reflecting the decline in interest rates, particularly on mortgage-backed securities.
The significant increases in title insurance fees in 2009 compared to 2008 primarily reflect the changes in our mortgage loan origination volumes.
Other non-interest income in the second quarter of 2009 includes $0.5 million related to foreign currency transaction gains associated with Canadian dollar denominated finance receivables. The Canadian dollar appreciated significantly compared to the US dollar in the second quarter of 2009. Other non-interest income for the first six months of 2008 includes first quarter revenue of $0.4 million from the redemption of 8,551 shares of Visa, Inc. Class B Common Stock as part of the Visa initial public offering.
Non-interest expense Non-interest expense is an important component of our results of operations. Historically, we primarily focused on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses generally increased from year to year because we expanded our operations through acquisitions and by opening new branches and loan production offices. Because of the current challenging economic environment that we are confronting, our expansion through acquisitions or by opening new branches is unlikely in the near term. Further, management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense increased by $3.7 million to $34.8 million and by $6.8 million to $68.2 million during the three- and six-month periods ended June 30, 2009, respectively, compared to the like periods in 2008. These increases are primarily due to higher loan and collection costs and FDIC deposit insurance costs and losses on other real estate and repossessed assets.
Non-Interest Expense

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)
Salaries	$9,815	$9,727	$19,484	$19,883
Performance-based compensation and benefits	747	1,443	1,076	2,747
Other benefits	2,766	2,638	5,345	5,362

Compensation and employee benefits	13,328	13,808	25,905	27,992
Loan and collection	3,227	2,031	7,265	3,887
Occupancy, net	2,560	2,813	5,608	5,927
Data processing	2,010	1,712	4,106	3,437
Deposit insurance	2,755	418	3,941	1,251
Furniture, fixtures and equipment	1,848	1,825	3,697	3,642
Loss on other real estate and repossessed assets	1,939	1,560	3,200	1,666
Credit card and bank service fees	1,668	1,174	3,132	2,220
Advertising	1,421	1,168	2,863	2,268
Communications	1,107	1,021	2,152	2,036
Legal and professional	705	463	1,346	881
Amortization of intangible assets	474	761	975	1,554
Supplies	457	472	926	1,015
Other	1,343	1,965	3,117	3,666

Total non-interest expense	$34,842	$31,191	$68,233	$61,442

The decreases in compensation and employee benefits in 2009 compared to 2008 are primarily due to the elimination of any accruals for bonuses and the elimination of any contribution to the employee stock ownership plan. In addition, the deferral (as direct loan origination costs) of compensation and benefits has increased in 2009 as a result of the rise in mortgage loan origination activity. These compensation cost reductions were partially offset by additional staff added during 2009 to manage non-performing assets and loan collections.
The increases in loan and collection costs and losses on other real estate and repossessed assets resulted principally from the elevated level of non-performing assets and lower residential housing prices. (See “Portfolio Loans and asset quality.”)
Occupancy costs have declined in 2009 compared to the year-ago periods due primarily to the closure of some loan production offices during the last half of 2008.
Data processing expenses increased in 2009 primarily related to consulting fees paid to our core data processing services provider related to a revenue enhancement and cost efficiency project.

Deposit insurance expense increased in 2009 compared to the year-ago periods reflecting higher rates and an industry-wide special assessment of $1.4 million in the second quarter of 2009. This special assessment was equal to 5 basis points on total assets less Tier 1 capital.
As a Federal Deposit Insurance Corporation (“FDIC”) insured institution, we are required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations. Insurance assessments ranged from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment. Effective April 1, 2009, insurance assessments ranged from 0.07% to 0.78%, depending on an institution’s risk classification and other factors.
Credit card and bank service fees have increased due primarily to an increase in payment plans/finance receivables being administered by Mepco.
Advertising expense was higher in 2009 compared to 2008 due primarily to additional direct mail promotions of our checking account and VISA check card products.
Other expenses in the second quarter and first six months of 2008 include $0.2 million for the settlement of two litigation matters at Mepco and an accrual of $0.3 million for a potential liability at Independent Bank related to the withdrawal of funds from a deposit account in response to a tax levy. We have initially prevailed in court on the latter matter but the plaintiff can appeal this ruling so we have left the accrual intact at June 30, 2009.
Income tax expense (benefit) The income tax provision (benefit) was $(1.0) million and $0.5 million for the three month periods ending June 30, 2009 and 2008, respectively and $(0.7) million and $(1.6) million for the six month periods ending June 30, 2009 and 2008, respectively. The benefit recognized during the three- and six-month periods in 2009 were the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the second quarter of 2009, this resulted in an income tax benefit of $1.6 million.
Financial Condition
Summary Our total assets increased by $20.4 million during the first six months of 2009 due primarily to a rise in loans held for sale. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.442 billion at June 30, 2009, down $17.6 million from December 31, 2008. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.369 billion at June 30, 2009, compared to $2.066 billion at December 31, 2008. The $302.4 million rise in total deposits during the period is due to increases in checking and savings accounts and brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $257.3 million at June 30, 2009, a decrease of $284.7 million from December 31, 2008.

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
Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
June 30, 2009	$206,836	$2,670	$12,848	$196,658
December 31, 2008	231,746	3,707	20,041	215,412
Securities available for sale declined during the first six months of 2009 because maturities and principal payments in the portfolio were not fully replaced with new purchases.
Effective January 1, 2008, we elected to measure the majority of our preferred stock investments at fair value pursuant to SFAS #159. We recorded a $0.02 million other than temporary impairment charge on a trust preferred security in the first six months of 2009 and we did not record any other than temporary impairment charges on any investment securities during the first six months of 2008.
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Proceeds	$20,729	$20,746	$27,163	$28,659

Gross gains	$2,611	$730	$2,838	$730
Gross losses	(87)	(7)	(110)	(7)
Impairment charges	(17)		(17)
SFAS #159 fair value adjustments	1,723	114	938	(2,049)

Net gains (losses)	$4,230	$837	$3,649	$(1,326)

Portfolio Loans and asset quality In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also participate in commercial lending transactions with certain non-affiliated banks and may also purchase mortgage loans from third-party originators.
The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased in the first half of 2009 as well as in 2008 and 2007 from prior historical levels.
Our 2003 acquisition of Mepco added financing of insurance premiums for businesses and the administration of payment plans to purchase vehicle service contracts for consumers (finance receivables) to our business activities. In January 2007 we sold Mepco’s insurance premium finance business. Mepco conducts its activities across the United States and just recently also entered Canada. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including financial evaluation and distribution of concentrations, for administrators and sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.
Mepco has established procedures for payment plan servicing/administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our collateral position in the event of default. Mepco also has established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is entirely done through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
Several marketers and sellers of the vehicle service contracts, including companies to which Mepco has provided financing, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has affected or may in the future affect sales throughout the industry. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry. These events could have an adverse impact on Mepco in several ways. First, Mepco will face increased credit risk with respect to certain counterparties which could result in higher provisions for loan losses if these counterparties go out of business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses in general in dealing with these industry problems.
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan growth has slowed during the past two years reflecting both weak economic conditions in Michigan as well as a very competitive pricing climate. However, finance receivables (vehicle service contract payment plans) have been growing. This growth reflects both increased sales efforts as well as our ability to focus solely on this line of business at Mepco following the sale of our insurance premium finance business in January 2007.

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
Non-performing assets

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Non-accrual loans	$119,580	$122,639
Loans 90 days or more past due and still accruing interest	5,700	2,626

Total non-performing loans	125,280	125,265
Other real estate	29,760	19,998

Total non-performing assets	$155,040	$145,263

As a percent of Portfolio Loans
Non-performing loans	5.13%	5.09%
Allowance for loan losses	2.67	2.35
Non-performing assets to total assets	5.21	4.91
Allowance for loan losses as a percent of non-performing loans	52	46
Non-performing loans are relatively unchanged since year-end 2008. An increase in non-performing residential mortgage loans was offset by a decline in non-performing commercial real estate loans. The decline in non-performing commercial real estate loans is primarily due to net charge-offs and the payoff or other disposition of non-performing credits during the first half of 2009. Non-performing commercial real estate loans largely reflect delinquencies caused by cash flow difficulties encountered by real estate developers in Michigan as they confront a significant decline in sales of real estate. The elevated level of non-performing residential mortgage loans is primarily due to a rise in delinquencies and foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $29.8 million at June 30, 2009, compared to $20.0 million at December 31, 2008. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. Higher foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past year. We believe that this higher foreclosure rate is due to both weak economic conditions (Michigan has the highest unemployment rate in the U.S.) and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at June 30, 2009, we anticipate that our level of other real estate and repossessed assets will continue to rise during 2009 and will likely remain at elevated levels for some period of time. A high level of non-performing assets would be expected to adversely impact our tax equivalent net interest income.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 4.23% on an annualized basis in the first half of 2009 (or $51.4 million) compared to 1.43% in the first half of 2008 (or $18.1 million). The rise in loan net charge-offs primarily reflects increases of $22.6 million for commercial loans and $6.7 million for residential mortgage loans. These increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development. We do not believe that the elevated level of loan net charge-offs in the first half of 2009 is indicative of what we will experience during the balance of 2009 and beyond. The majority of the first half 2009 loan net charge-offs related to commercial loans and in particular several land or land development loans (due to significant drops in real estate values) and one large commercial credit (which defaulted in March 2009). Land and land development loans now total just $66.4 million (or 2.2% of total assets) and approximately 56% of these loans are already in non-performing or watch credit status and the entire portfolio has been carefully evaluated and an appropriate allowance or charge-off has been recorded. Further, the commercial loan portfolio is thoroughly analyzed each quarter through our credit review process and an appropriate allowance and provision for loan losses is recorded based on such review and in light of prevailing market conditions.

Allowance for loan losses	Six months ended
	June 30,
	2009		2008
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$57,900	$2,144	$45,294	$1,936
Additions (deduction)
Provision charged to operating expense	58,798	(152)	23,875	(207)
Recoveries credited to allowance	1,494		1,099
Loans charged against the allowance	(52,921)		(19,164)

Balance at end of period	$65,271	$1,992	$51,104	$1,729

Net loans charged against the allowance to average Portfolio Loans (annualized)	4.23%		1.43%
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
The allowance for loan losses increased to 2.67% of total Portfolio Loans at June 30, 2009 from 2.35% at December 31, 2008. This increase is primarily due to increases in all of the components of the allowance for loan losses outlined above. The allowance for loan losses related to specific loans increased due to some larger reserves on some individual credits even though total non-performing commercial loans have declined since year end 2008. The allowance for loan losses related to other adversely rated loans increased primarily due to changes in the mix of commercial loan ratings. The allowance for loan losses related to historical losses increased due to higher loan net charge-offs. Finally, the allowance for loan losses related to subjective factors increased primarily due to weaker economic conditions in Michigan that have contributed to higher levels of non-performing loans and net loan charge-offs.

Allocation of the Allowance for Loan Losses
	June 30,	December 31,
	2009	2008
	(in thousands)
Specific allocations	$17,461	$16,788
Other adversely rated loans	11,492	9,511
Historical loss allocations	22,830	20,270
Additional allocations based on subjective factors	13,488	11,331

	$65,271	$57,900

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
     Alternative Sources of Funds

	June 30,			December 31,
	2009			2008
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs	$480,173	2.0 years	2.67%	$182,283	1.1 years	3.63%
Fixed rate FHLB advances	210,616	1.5 years	1.90	314,214	2.3 years	3.49
Securities sold under agreements to Repurchase	35,000	1.4 years	4.42	35,000	1.9 years	4.42
FRB – Discount borrowing	8,200	.2 years	0.50	189,500	.1 years	0.54
Federal funds purchased				750	1 day	0.25

Total	$733,989	1.8 years	2.51%	$721,747	1.4 years	2.80%

Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (the “FRB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $257.3 million at June 30, 2009, compared to $542.0 million at December 31, 2008. The $284.7 million decrease in other borrowed funds principally reflects the payoff of borrowings from the FRB and FHLB with funds from new Brokered CDs or from the growth in other deposits.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At June 30, 2009, we employed interest-rate swaps with an aggregate notional amount of $162.0 million and interest rate caps with an aggregate notional amount of $171.0 million. (See note #8 of Notes to Interim Consolidated Financial Statements.)
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
At June 30, 2009 we had $560.6 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.305 billion of our deposits at June 30, 2009 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the FDIC announced several programs during 2008 including increasing the deposit insurance limit from $100,000 to $250,000 at least until December 31, 2013 and providing unlimited deposit insurance for balances in non-interest bearing demand deposit and certain low-interest (an interest rate of 0.50% or less) transaction accounts until December 31, 2009 (there is currently a proposal from the FDIC to extend this date by six months). We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite these moves by the FDIC and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced some of the financial ratings of our bank that are followed by our larger deposit customers, such as municipalities. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
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
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $64.6 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2009 and December 31, 2008.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period that originally was going to end on March 31, 2009 but that has recently been extended an additional two years (to March 31, 2011), the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final

Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 29 basis points at June 30, 2009, (this calculation assumes no transition period).
In December 2008, we issued 72,000 shares of Series A, no par value, $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (“Preferred Stock”) and a warrant to purchase 3,461,538 shares (at $3.12 per share) of our common stock (“Warrant”) to the U.S. Department of Treasury (“UST”) in return for $72.0 million under the Capital Purchase Program (“CPP”) component of the Troubled Asset Relief Program (“TARP”). Of the total proceeds, $68.4 million was originally allocated to the Preferred Stock and $3.6 million was allocated to the Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Preferred Stock is being accreted using an effective yield method over five years. The accretion is being recorded as part of the Preferred Stock dividend.
The Preferred Stock pays a quarterly, cumulative cash dividend at a rate of 5% per annum on the $1,000 liquidation preference to, but excluding February 15, 2014 and at a rate of 9% per annum thereafter. We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. So long as any shares of Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan. Additionally, prior to December 12, 2011, even if we are current on the payment of dividends on the Preferred Stock, we may not do either of the following without the prior written consent of the UST: (a) pay cash dividends on our common stock to shareholders of more than $0.01 per share per quarter, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction; or (b) repurchase any of our common stock or redeem any of our trust preferred securities, other than certain excepted redemptions of common stock in connection with the administration of employee benefit plans in the ordinary course of business and consistent with past practice. These restrictions described in the preceding sentence expire in the event we redeem all shares of Preferred Stock or in the event the UST transfers all of its shares of Preferred Stock to an unaffiliated transferee. Holders of shares of the Preferred Stock have no right to exchange or convert such shares into any other securities of Independent Bank Corporation.
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
Shareholders’ equity applicable to common stock declined to $106.4 million at June 30, 2009 from $126.4 million at December 31, 2008. Our tangible common equity (“TCE”) totaled $78.5 million and $97.5 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 2.66% at June 30, 2009 compared to 3.33% at December 31, 2008. Although we would like to have a higher ratio of TCE to tangible assets, we believe that in the current environment, it would be extremely difficult to raise additional common equity, at least at an acceptable price. However, despite these challenges, we are currently exploring various alternatives in order to increase our TCE. Our regulatory capital ratios remain at levels above “well capitalized” standards. Therefore, our capital strategy in the near term is focused on limiting growth in total assets, maintaining our quarterly common stock cash dividend at only a nominal level and returning to profitability as soon as possible in order to increase our ratio of TCE to tangible assets in the future. However, if we were to continue to incur losses at levels similar to the first half of 2009 in future periods, we may have to take additional and immediate actions to preserve our regulatory capital ratios, including, but not limited to:
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
We reduced our quarterly common stock cash dividend to $0.01 per share in the second quarter of 2008. This action was taken in order to preserve cash at our bank holding company as we do not expect our bank subsidiary to be able to pay any cash dividends in the near term. Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB’s view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Although the FRB has not sought to restrict or limit the cash dividends that we have been paying, our Board of Directors believed that it was in the best long-term interests of our shareholders to reduce our quarterly common stock cash dividend to a nominal level ($0.01 per share). Our bank holding company had cash on hand of approximately $25.0 million at June 30, 2009. This level of cash provides approximately two years of coverage for expected dividends on trust preferred securities, the Preferred Stock and our common stock.

Capitalization

	June 30,	December 31,
	2009	2008
	(in thousands)
Subordinated debentures	$92,888	$92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, Series A, no par value	68,806	68,456
Common stock, par value $1.00 per share	23,824	22,791
Capital surplus	201,192	200,687
Retained earnings (accumulated deficit)	(100,238)	(73,849)
Accumulated other comprehensive loss	(18,348)	(23,208)

Total shareholders’ equity	175,236	194,877

Total capitalization	$265,336	$284,977

Total shareholders’ equity at June 30, 2009 decreased $19.6 million from December 31, 2008, due primarily to our first half 2009 net loss. Shareholders’ equity totaled $175.2 million, equal to 5.89% of total assets at June 30, 2009. At December 31, 2008, shareholders’ equity was $194.9 million, which was equal to 6.59% of total assets.
Our bank holding company and our bank subsidiary both remain “well capitalized” (as defined by banking regulations) at June 30, 2009.
Capital ratios

	June 30, 2009	December 31, 2008
Equity capital	5.89%	6.59%
Tier 1 capital to average assets	7.72	8.61
Tier 1 risk-based capital	9.64	11.04
Total risk-based capital	11.99	13.05
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
Change in Market Value of Portfolio Equity and Tax Equivalent Net Interest Income

	Market Value		Tax Equivalent
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
June 30, 2009
200 basis point rise	189,700	6.45%	150,500	(0.33)%
100 basis point rise	186,900	4.88	150,000	(0.66)
Base-rate scenario	178,200		151,000
100 basis point decline	170,200	(4.49)	149,500	(0.99)
200 basis point decline	166,200	(6.73)	147,600	(2.25)

December 31, 2008
200 basis point rise	$202,900	(2.50)%	$129,700	(4.56)%
100 basis point rise	206,500	(0.77)	132,500	(2.50)
Base-rate scenario	208,100		135,900
100 basis point decline	204,600	(1.68)	137,900	1.47
200 basis point decline	192,400	(7.54)	134,400	(1.10)

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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment has been at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that has occurred. On January 12, 2009 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 99-20-1— “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This new FASB Staff Position (“FSP”) has been applicable to our financial statements since December 31, 2008. In particular, this FSP strikes the language that required the use of market participant assumptions about future cash flows from EITF 99-20. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording an other than temporary impairment charge of $0.02 million in the first half of 2009 (we had no such charge in the first half of 2008). Further, we did elect (effective January 1, 2008) fair value accounting pursuant to SFAS #159 for certain of our preferred stock investments. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. At June 30, 2009 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $10.2 million. This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.
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
At June 30, 2009 we had approximately $14.5 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded a decrease in the valuation allowance on capitalized mortgage loan servicing rights of $2.3 million in the first half of 2009 as mortgage loan interest rates increased at the end of the second quarter resulting in utilizing somewhat lower estimated future prepayment rates in our determination of the value of this asset at June 30, 2009 as compared to December 31, 2008.

We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under SFAS #133 the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At June 30, 2009 we had approximately $228.0 million in notional amount of derivative financial instruments that qualified for hedge accounting under SFAS #133. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings (we currently do not have any fair value hedges). The fair value of derivative financial instruments qualifying for hedge accounting was a negative $4.6 million at June 30, 2009.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At June 30, 2009 we had gross deferred tax assets of $50.0 million, gross deferred tax liabilities of $6.2 million and a valuation allowance of $43.7 million ($7.5 million of such valuation allowance was established in the first half of 2009 and the balance of which was established in 2008) resulting in a net deferred tax asset of $0.1 million. This valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s individual earnings. SFAS #109 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS #109, we reviewed our deferred tax assets and determined that based upon a number of factors including our declining operating performance since 2005 and our net loss in 2008 and in the first quarter of 2009, overall negative trends in the bank industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity and in the first half of 2009 we recorded an additional $7.5 million valuation allowance. We had recorded no valuation allowance on our net deferred tax asset in prior years because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.
At June 30, 2009 we had $16.7 million of goodwill. Under SFAS #142, amortization of goodwill ceased, and instead this asset must be periodically tested for impairment. We test our goodwill for impairment utilizing the methodology and guidelines established in SFAS #142. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. During 2008 we recorded a $50.0 million goodwill impairment charge. In the fourth quarter of 2008 we updated our goodwill impairment testing (interim tests had also been performed in the second and third quarters of 2008). Our common stock price dropped even further in the fourth quarter resulting in a wider difference between our market capitalization and book value. The results of the year end goodwill impairment testing showed that the estimated fair value of our bank reporting unit was less than the carrying value of equity. Under SFAS #142 this necessitated a step 2 analysis and valuation. Based on the step 2 analysis (which involved determining the fair value of our bank’s assets, liabilities and identifiable intangibles) we concluded that goodwill was now impaired, resulting in this $50.0 million charge. The remaining goodwill of $16.7 million is at our Mepco reporting unit and the testing performed indicated that this goodwill is not impaired. Mepco had net income from continuing operations of $9.6 million in the first half of 2009 and $10.7 million and $5.1 million in 2008 and 2007, respectively. Based primarily on Mepco’s estimated future earnings, the fair value of this reporting unit (utilizing a discounted cash flow method) has been determined to be in excess of its carrying value. We may incur additional impairment charges related to our remaining goodwill in the future due to changes in business prospects or other matters at Mepco that could affect our valuation assumptions.
Litigation Matters
We are involved in various litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operations.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
No material changes have occurred in the market risk faced by the Registrant since December 31, 2008.
Item 4.
Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)
Changes in Internal Controls.
During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1A. Risk factors
Over the last several months, there have been numerous media reports about bank failures. These reports have created concerns among certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
Our subsidiary, Mepco Finance Corporation (“Mepco”), provides financing to administrators and sellers of after-market vehicle service contracts and similar products. Several marketers and sellers of these products, including companies to which Mepco has provided financing, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has affected or may in the future affect sales throughout the industry. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry. These events could have an adverse impact on Mepco in several ways. First, Mepco will face increased credit risk with respect to certain counterparties which could result in higher provisions for loan losses if these counterparties go out of business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses in general in dealing with these industry problems.
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2009, pursuant to our share repurchase plan:

Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Announced Plan(2)	the Plan

April 2009	402	$1.80
May 2009
June 2009

Total	402	$1.80	0	8,450

(1)Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.
(2)Our current stock repurchase plan authorizes the purchase up to 25,000 shares of our common stock. The repurchase plan expires on December 31, 2009.

Item 4. Submission of Matters to a Vote of Security-Holders

Our Annual Meeting of Shareholders was held on April 28, 2009. As described in our proxy statement, dated March 24, 2009, the following matters were considered at that meeting:
(1)	Election of directors:

Robert L. Hetzler, Michael M. Magee, Jr., and James E. McCarty were elected to serve three-year terms expiring in 2012. Votes for and votes withheld for each nominee were as follows:

	Votes For	Votes Withheld
Robert L. Hetzler	18,315,967	1,128,819
Michael M. Magee, Jr.	18,125,175	1,319,611
James E. McCarty	18,314,327	1,130,458

Directors whose term of office as a director continued after the meeting were Donna J. Banks, Jeffrey A. Bratsburg, Charles C. Van Loan, Stephen L. Gulis, Jr., Terry L. Haske, Clarke B. Maxson and Charles A. Palmer.

(2)	Ratify the appointment of Crowe Horwath LLP as independent auditors for the fiscal year ending December 31, 2009. Votes for, votes against and abstentions were as follows:

Votes for:	18,777,608
Votes against:	319,309
Abstain:	347,867
(3)	Consider and vote upon a proposal to amend our Amended and Restated Articles of Incorporation to increase the authorized shares of common stock from 40 million to 60 million shares:

Votes for:	16,181,423
Votes against:	2,990,608
Abstain:	272,740
(4)	Participate in an advisory (non-binding) vote to approve the compensation of our executives, as disclosed in our proxy statement:

Votes for:	16,334,405
Votes against:	2,393,580
Abstain:	716,791
Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 7, 2009	By	/s/ Robert N. Shuster

Robert N. Shuster, Principal Financial Officer

Date	August 7, 2009	By	/s/ James J. Twarozynski

James J. Twarozynski, Principal Accounting Officer