Form 10-Q
period 2009-09-30
INDEPENDENT BANK CORP /MI/
filed 2009-11-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)      YES ☐   NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $1	24,029,125

Class	Outstanding at November 6, 2009

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

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$182,405	$57,705
Trading securities	90	1,929
Securities available for sale	184,004	215,412
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	27,855	28,063
Loans held for sale, carried at fair value	23,980	27,603
Loans
Commercial	863,556	976,391
Mortgage	770,297	839,496
Installment	318,185	356,806
Finance receivables	435,191	286,836

Total Loans	2,387,229	2,459,529
Allowance for loan losses	(73,710)	(57,900)

Net Loans	2,313,519	2,401,629
Other real estate and repossessed assets	31,323	19,998
Property and equipment, net	73,355	73,318
Bank owned life insurance	46,041	44,896
Goodwill	16,734	16,734
Other intangibles	10,783	12,190
Capitalized mortgage loan servicing rights	14,334	11,966
Accrued income and other assets	37,605	44,802

Total Assets	$2,962,028	$2,956,245

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$316,281	$308,041
Savings and NOW	1,085,557	907,187
Retail time	554,475	668,968
Brokered time	529,521	182,283

Total Deposits	2,485,834	2,066,479
Federal funds purchased		750
Other borrowings	162,341	541,986
Subordinated debentures	92,888	92,888
Financed premiums payable	30,159	26,636
Accrued expenses and other liabilities	32,465	32,629

Total Liabilities	2,803,687	2,761,368

Shareholders’ Equity
Preferred stock, Series A, no par value, $1,000 liquidation preference per share—200,000 shares authorized; 72,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	68,982	68,456
Common stock, $1.00 par value—60,000,000 shares authorized; issued and outstanding: 24,029,125 shares at September 30, 2009 and 23,013,980 shares at December 31, 2008	23,832	22,791
Capital surplus	201,360	200,687
Accumulated deficit	(119,868)	(73,849)
Accumulated other comprehensive loss	(15,965)	(23,208)

Total Shareholders’ Equity	158,341	194,877

Total Liabilities and Shareholders’ Equity	$2,962,028	$2,956,245

See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands)
Interest Income
Interest and fees on loans	$45,290	$46,427	$134,915	$141,303
Interest on securities
Taxable	1,475	2,078	4,913	6,558
Tax-exempt	841	1,652	2,924	5,998
Other investments	299	466	862	1,185

Total Interest Income	47,905	50,623	143,614	155,044

Interest Expense
Deposits	9,109	9,577	26,468	36,980
Other borrowings	3,537	7,099	12,021	20,511

Total Interest Expense	12,646	16,676	38,489	57,491

Net Interest Income	35,259	33,947	105,125	97,553
Provision for loan losses	22,285	19,788	77,916	43,456

Net Interest Income After Provision for Loan Losses	12,974	14,159	27,209	54,097

Non-interest Income
Service charges on deposit accounts	6,384	6,416	18,212	18,227
Net gains (losses) on assets
Mortgage loans	2,257	969	8,800	3,977
Securities	121	(6,711)	3,770	(8,037)
VISA check card interchange income	1,480	1,468	4,395	4,334
Mortgage loan servicing	(496)	340	1,011	1,545
Title insurance fees	521	307	1,862	1,108
Other income	2,514	2,659	7,320	7,923

Total Non-interest Income	12,781	5,448	45,370	29,077

Non-interest Expense
Compensation and employee benefits	13,823	14,023	39,728	42,015
Vehicle service contract counterparty contingencies	8,713		11,728
Loan and collection	3,628	2,008	10,893	5,895
Occupancy, net	2,602	2,871	8,210	8,798
Loss on other real estate and repossessed assets	3,558	425	6,758	2,091
Data processing	2,146	1,760	6,252	5,197
Deposit insurance	1,729	275	5,670	1,526
Furniture, fixtures and equipment	1,727	1,662	5,424	5,304
Credit card and bank service fees	1,722	1,273	4,854	3,493
Advertising	1,335	1,575	4,198	3,843
Other expenses	4,174	4,784	12,690	13,936

Total Non-interest Expense	45,157	30,656	116,405	92,098

Loss Before Income Tax	(19,402)	(11,049)	(43,826)	(8,924)
Income tax (benefit)	(1,088)	(5,723)	(1,754)	(7,285)

Net Loss	(18,314)	(5,326)	(42,072)	(1,639)

Preferred dividends	1,075		3,225

Net Loss Applicable to Common Stock	$(19,389)	$(5,326)	$(45,297)	$(1,639)

Net Loss Per Common Share
Basic	$(.81)	$(.23)	$(1.90)	$(.07)
Diluted	(.81)	(.23)	(1.90)	(.07)
Dividends Per Common Share
Declared	$.01	$.01	$.03	$.13
Paid	.01	.01	.03	.33
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2009	2008
	(unaudited)
	(in thousands)
Net Loss	$(42,072)	$(1,639)

Adjustments to Reconcile Loss to Net Cash from (used in) Operating Activities
Proceeds from the sale of trading securities	2,827	111
Proceeds from sales of loans held for sale	453,956	221,196
Disbursements for loans held for sale	(441,533)	(208,126)
Provision for loan losses	77,916	43,456
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(32,140)	(15,677)
Net gains on sales of mortgage loans	(8,800)	(3,977)
Net (gains) losses on securities	(3,770)	8,037
Deferred loan fees	(460)	(463)
Share based compensation	520	441
Increase in accrued income and other assets	(19,328)	(16,469)
Increase (decrease) in accrued expenses and other liabilities	1,655	(7,761)

	30,843	20,768

Net Cash from (used in) Operating Activities	(11,229)	19,129

Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	33,921	77,077
Proceeds from the maturity of securities available for sale	4,476	15,220
Principal payments received on securities available for sale	21,470	16,974
Purchases of securities available for sale	(15,806)	(20,777)
Purchase of Federal Home Loan Bank stock		(6,224)
Redemption of Federal Reserve Bank stock	208
Portfolio loans originated, net of principal payments	50,756	3,171
Proceeds from the sale of other real estate	8,093	4,008
Capital expenditures	(6,529)	(5,541)

Net Cash from Investing Activities	96,589	83,908

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	419,355	(344,764)
Net increase (decrease) in other borrowings and federal funds purchased	(190,636)	198,386
Proceeds from Federal Home Loan Bank advances	241,524	607,101
Payments of Federal Home Loan Bank advances	(431,283)	(547,832)
Repayment of long-term debt		(3,000)
Net increase in financed premiums payable	3,523	9,836
Dividends paid	(3,143)	(7,538)
Proceeds from issuance of common stock		51

Net Cash from (used in) Financing Activities	39,340	(87,760)

Net Increase in Cash and Cash Equivalents	124,700	15,277
Cash and Cash Equivalents at Beginning of Period	57,705	79,289

Cash and Cash Equivalents at End of Period	$182,405	$94,566

Cash paid during the period for
Interest	$39,231	$63,827
Income taxes	237	753
Transfer of loans to other real estate	28,281	16,519
Adoption of fair value option — securities transferred from available for sale to trading		15,018
See notes to interim condensed consolidated financial statements

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended
	September 30,
	2009	2008
	(unaudited)
	(in thousands)

Balance at beginning of period	$194,877	$240,502
Net loss	(42,072)	(1,639)
Preferred dividends	(2,700)
Cash dividends declared	(721)	(2,992)
Issuance of common stock	1,194	1,392
Share based compensation	520	441
Net change in accumulated other comprehensive income, net of reclassification adjustment pursuant to the adoption of FASB ASC topic 825 and related tax effect	7,243	(12,419)

Balance at end of period	$158,341	$225,285

See notes to interim condensed consolidated financial statements

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine-month periods ended September 30, 2009 and 2008. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities, the determination of the allowance for loan losses, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights, the valuation of deferred tax assets and the valuation of goodwill. Refer to our 2008 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105 “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an effect on our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update “ASU” 2009-5 “Measuring Liabilities at Fair Value”. This ASU provides amendments to ASC 820-10 “Fair Value Measurements and Disclosures” to address concerns regarding the determination of the fair value of liabilities. Because liabilities are often not “traded”, due to restrictions placed on their transferability, there is typically a very limited amount of trades (if any) from which to draw market participant data. As such, many entities have had to determine the fair value of a liability through the use of a hypothetical transaction. This ASU clarifies the valuation techniques that must be used when the liability subject to the fair value determination is not traded as an asset in an active market. The effective date is the first reporting period beginning after issuance. We do not expect the adoption of this ASU in the fourth quarter of 2009 to have a material effect on our consolidated financial statements.
In June 2009, the FASB issued FASB ASC topic 860 “Transfers and Servicing” (formerly SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”). This standard removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The effective date of this standard is January 1, 2010. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In June 2009, the FASB issued FASB ASC 810-10, “Consolidation” (formerly SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”). The standard amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The effective date of this standard is January 1, 2010. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In April 2009, the FASB issued ASC 320-10-65-1 (formerly FASB Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This standard amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard in the second quarter of 2009 did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard in the second quarter of 2009 did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued ASC 825-10-65-1 (formerly FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This standard amends ASC topic 825 “Financial Instruments” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on our consolidated financial statements as it only required disclosures which are included in note 13.
In May 2009, the FASB issued ASC topic 855 “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted this statement during the second quarter of 2009. We have evaluated subsequent events through November 6, 2009 which represents the date our financial statements included in our September 30, 2009 Form 10-Q were filed with the Securities and Exchange Commission (financial statement issue date). We have not evaluated subsequent events relating to these financial statements after that date.
In February 2008, the FASB issued ASC 820-10-65-1 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”). This standard delays the effective date of SFAS #157, “Fair Value measure for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
November 15, 2008, and interim periods within those fiscal years. The adoption of this standard on January 1, 2009 did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued ASC 815-10-65-1 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”). This standard amends and expands the disclosure requirements of FASB ASC topic 815 “Derivatives and Hedging” (previously SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this standard on January 1, 2009.
In June 2008, the FASB amended certain provisions of ASC 260-10-45 (formerly FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). These provisions address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share under the two class method. These provisions are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of these provisions on January 1, 2009 had the effect of treating our unvested share payment awards as participating in the earnings allocation when computing our basic earnings per share. Prior period earnings per share data has been adjusted to treat unvested share awards as participating.
3. Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 30, 2009
U.S. agency residential mortgage-backed	$49,351	$1,411	$95	$50,667
Private label residential mortgage-backed	40,877	193	7,146	33,924
Other asset-backed	6,015		173	5,842
Obligations of states and political subdivisions	76,257	2,056	197	78,116
Trust preferred	17,906	44	2,495	15,455

Total	$190,406	$3,704	$10,106	$184,004

December 31, 2008
U.S. agency residential mortgage-backed	$47,376	$715	$62	$48,029
Private label residential mortgage-backed	48,921		12,034	36,887
Other asset-backed	8,276	338	1,193	7,421
Obligations of states and political subdivisions	105,499	1,638	1,584	105,553
Trust preferred	17,874		5,168	12,706
Preferred stock	3,800	1,016		4,816

Total	$231,746	$3,707	$20,041	$215,412

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

September 30, 2009
U.S. agency residential mortgage-backed	$7,497	$95			$7,497	$95
Private label residential mortgage-backed			$20,020	$7,146	20,020	7,146
Other asset backed	2,366	88	2,634	85	5,000	173
Obligations of states and political subdivisions	2,748	46	2,367	151	5,115	197
Trust preferred			10,564	2,495	10,564	2,495

Total	$12,611	$229	$35,585	$9,877	$48,196	$10,106

December 31, 2008
U.S. agency residential mortgage-backed	$4,827	$62			$4,827	$62
Private label residential mortgage-backed	23,297	5,224	$13,590	$6,810	36,887	12,034
Other asset backed	5,838	1,193			5,838	1,193
Obligations of states and subdivisions	31,273	1,507	1,258	77	32,531	1,584
Trust preferred	9,490	2,409	3,132	2,759	12,622	5,168

Total	$74,725	$10,395	$17,980	$9,646	$92,705	$20,041

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.
For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.
U.S. Agency residential mortgage-backed securities — at September 30, 2009 we had 6 securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rising interest rates. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Private label residential mortgage and other asset-backed securities — at September 30, 2009 we had 19 securities whose fair market value is less than amortized cost. 18 of the issues are rated by a major rating agency as investment grade while 1 is below investment grade. Pricing conditions in the private label residential mortgage and asset-backed security markets are characterized by limited recent transactions, significant implied liquidity risk premiums, a wide bid / ask spread and an absence of new issuances of similar securities. This market has been “closed” to new issuance since the third quarter of 2007. Investors in this asset class have suffered significant losses and at present, there are few active buyers for this product. During the third quarter of 2009, trading activity increased modestly as some buyers came into the market in anticipation of rising demand for these securities from the U.S. Treasury Department’s pending Public-Private Investment Program. The unrealized losses are largely attributable to credit spread widening on these securities. The underlying loans within these securities include Jumbo (60%), Alt A (25%) and manufactured housing (15%).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	September 30, 2009		December 31, 2008
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$23,865	$(5,302)	$26,139	$(9,349)
Alt-A	10,059	(1,651)	10,748	(2,685)

Other asset-backed — Manufactured housing	5,842	(173)	7,421	(855)
All of the private label mortgage-backed transactions have geographic concentrations in California, ranging from 29% to 60% of the collateral pool. Typical exposure levels to California (median exposure is 43%) are consistent with overall market collateral characteristics. Six transactions have modest exposure to Florida, ranging from 5% to 11%, and one transaction has modest exposure to Arizona (5%). The underlying collateral pools do not have meaningful exposure to Nevada, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, eight transactions have concentrations in interest only loans ranging from 31% to 94%. The structure of the mortgage and asset-backed securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (6%), senior (73%), senior support (13%) and mezzanine (8%). The mezzanine classes are from seasoned transactions (62 to 92 months) with significant levels of subordination (7% to 22%). Each private label mortgage and asset-backed security has sufficient credit enhancement via subordination to assure full realization of book value. This assertion is based on a transaction level review of the portfolio. Individual security reviews include: external credit ratings, forecasted weighted average life, recent prepayment speeds, underwriting characteristics of the underlying collateral, the structure of the securitization and the credit performance of the underlying collateral. The review of underwriting characteristics considers: average loan size, type of loan (fixed or ARM), vintage, rate, FICO, loan-to-value, scheduled amortization, occupancy, purpose, geographic mix and loan documentation. The review of the securitization structure focuses on the priority of cash flows to the bond, the priority of the bond relative to the realization of credit losses and the level of subordination available to absorb credit losses. The review of credit performance includes: current period as well as cumulative realized losses; the level of severe payment problems, which includes other real estate (ORE), foreclosures, bankruptcy and 90 day delinquencies; and the level of less severe payment problems, which consists of 30 and 60 day delinquencies. While the levels of identified payment problems continue to escalate in certain securities, the amount of subordination protection remains adequate. Additionally, payment performance improved for several structures during the third quarter of 2009. All of these securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The non-receipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.
In addition to the review discussed above, certain securities, including the one security with a rating below investment grade, were reviewed for recovery utilizing a cash flow projection. The scope of review included securities that account for 97% of the $7.1 million in unrealized losses. In our analysis, recovery was evaluated by discounting the expected cash flows back at the book yield. If the present value of the future cash flows is less than amortized cost, then there would be a credit loss. Our cash flow analysis forecasted cash flow from the underlying loans in each

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and severity. Near term prepayment assumptions were based on recently observed prepayment rates. In many cases, recently observed prepayment rates are depressed due to a sharp decline in new jumbo loan issuance. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projects that prepayment rates gradually revert to historical levels. Near term default assumptions were based on recent default observations as well as the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Default levels generally remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our model expects defaults to then decline gradually as the housing market and the economy stabilize, generally after 3 years. Current severity assumptions are based on recent observations. Loss severity is expected to decline gradually as the housing market and the economy stabilize, generally after 3 years. Our cash flow analysis forecasts complete recovery of our cost basis for each of the reviewed securities.
The private label mortgage-backed security with a below investment grade credit rating was evaluated for other than temporary impairment using the cash flow analysis discussed above. At September 30, 2009 this security had a fair value of $4.0 million and an unrealized loss of $4.2 million (amortized cost of $8.2 million). The underlying loans in this transaction are 30 year fixed rate jumbos with an average FICO of 748 and an average loan-to-value ratio of 73%. The loans backing this transaction were originated in 2007 and is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that are rated above investment grade. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above was the primary evidence used to support a complete recovery of cost basis.
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Obligations of states and political subdivisions — at September 30, 2009 we had 19 municipal securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues. The majority of the securities are not rated by a major rating agency. Approximately 50% of the non rated securities originally had a AAA credit rating by virtue of bond insurance. However, the insurance provider no longer has an investment grade rating. The remaining non rated issues are small local issues that did not receive a credit rating due to the size of the transaction. The majority of the non rated securities have a recent satisfactory internal credit review. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Trust preferred securities — at September 30, 2009 we had 7 securities whose fair market value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a bank. Pricing of trust preferred securities has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. 4 of the 7 securities are rated by a major rating

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
agency as investment grade, while 1 is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other 2 are non-rated.
Our OTTI analysis is based on a security level financial analysis of the issuer. This review considers: external credit ratings, maturity date of the instrument, the scope of the bank’s operations, relevant financial metrics and recent issuer specific news. The analysis of relevant financial metrics includes: capital adequacy, assets quality, earnings and liquidity. We use the same OTTI review methodology for both rated and non-rated issues.
The two non-rated issues are relatively small banks and neither of these issues were ever rated. The issuers on the trust preferred securities, which had a combined book value of $2.8 million and a combined fair value of $1.8 million as of September 30, 2009, continue to make interest payments and have satisfactory credit metrics.
We recorded OTTI in prior periods on a separate unrated trust preferred security whose fair value at September 30, 2009 now exceeds its amortized cost. Specifically, this issuer has deferred interest payments on all of its trust preferred securities and is operating under a written agreement with the regulatory agencies that specifically prohibits dividend payments. The issuer is a relatively small bank with operations centered in southeast Michigan. The issuer reported a sizable loss in 2008 and has a high volume of nonperforming assets relative to tangible capital. This investment’s amortized cost has been written down to a price of 26.75, or $0.07 million, compared to a par value of 100.00, or $0.25 million.
The following table breaks out our trust preferred securities in further detail as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues	$13,551	$(1,486)	$11,114	$(3,874)
Unrated issues — no OTTI	1,836	(967)	1,508	(1,294)
Unrated issues — with OTTI	68	2	84
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
During the first quarter of 2009 we recorded an OTTI charge on a certain trust preferred security (discussed above) in the amount of $0.02 million. We recorded no OTTI during the third quarter of 2009.
The amortized cost and fair value of securities available for sale at September 30, 2009, by contractual maturity, follow. The actual maturity will differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$2,574	$2,596
Maturing after one year but within five years	15,137	15,528
Maturing after five years but within ten years	28,027	28,737
Maturing after ten years	48,425	46,710

	94,163	93,571
U.S. agency residential mortgage-backed	49,351	50,667
Private label residential mortgage-backed	40,877	33,924
Other asset-backed	6,015	5,842

Total	$190,406	$184,004

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. Proceeds from the sale of available for sale securities were $33.9 million during nine months ended September 30, 2009. Gross gains of $2.9 million and gross losses of $0.1 million were realized on these sales during the nine months ended September 30, 2009.
Net gains on trading securities were $1.0 million during the nine months ended September 30, 2009 and is included in net gains (losses) on securities in the consolidated statements of operations. Of this amount, $0.1 million relates to gains recognized on trading securities still held at September 30, 2009.
4. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status and past due more than 90 days amounted to $117.5 million at September 30, 2009, and $125.3 million at December 31, 2008.
Impaired loans are as follows :

	September 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans with no allocated allowance	$23,323	$14,228
Impaired loans with an allocated allowance	96,016	76,960

Total impaired loans	$119,339	$91,188

Amount of allowance for loan losses allocated	$22,940	$16,788

Our average investment in impaired loans was approximately $99.5 million and $82.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first nine months of 2009 and 2008 was approximately $1.1 million and $0.5 million, respectively, the majority of which was received in cash.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
An analysis of the allowance for loan losses is as follows:

	Nine months ended
	September 30,
	2009		2008
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$57,900	$2,144	$45,294	$1,936
Additions (deduction)
Provision charged to operating expense	78,208	(292)	44,039	(583)
Recoveries credited to allowance	2,130		2,707
Loans charged against the allowance	(64,528)		(38,142)

Balance at end of period	$73,710	$1,852	$53,898	$1,353

5. Comprehensive income for the three- and nine-month periods ended September 30 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(18,314)	$(5,326)	$(42,072)	$(1,639)
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	2,455	(7,529)	6,456	(13,097)
Net change in unrealized gain (loss) on derivative instruments, net of related tax effect	(72)	(43)	787	678

Comprehensive loss	$(15,931)	$(12,898)	$(34,829)	$(14,058)

The net change in unrealized loss on securities available for sale reflects net gains reclassified into earnings as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net gain reclassified into earnings	$68	$958	$2,779	$1,681
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income		335		588
6. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB”) and Mepco Finance Corporation (“Mepco”). These business segments are also differentiated based on the products and services provided. We evaluate performance based principally on net income of the respective reportable segments.
In the normal course of business, our IB segment provides funding to our Mepco segment through an intercompany line of credit priced principally based on Brokered CD rates. Our IB segment also provides certain administrative services to our Mepco segment which reimburses at an agreed upon rate. These intercompany transactions are eliminated upon consolidation. The only other material intersegment balances and transactions are investments in subsidiaries at the parent entities and cash balances on deposit at our IB segment.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30, follows:
As of or for the three months ended September 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(in thousands)
2009
Total assets	$2,493,478	$465,629	$255,538	$(252,617)	$2,962,028
Interest income	33,274	14,631			47,905
Net interest income	23,002	13,896	(1,639)		35,259
Provision for loan losses	22,287	(2)			22,285
Income (loss) before income tax	(20,072)	2,405	(1,711)	(24)	(19,402)
Net income (loss)	(18,089)	1,510	(1,711)	(24)	(18,314)

2008
Total assets	$2,841,413	$292,825	$321,505	$(317,123)	$3,138,620
Interest income	42,266	8,357			50,623
Net interest income	29,067	6,624	(1,744)		33,947
Provision for loan losses	19,708	80			19,788
Income (loss) before income tax	(13,244)	4,352	(2,134)	(23)	(11,049)
Net income (loss)	(6,622)	2,704	(1,393)	(15)	(5,326)

(1)	Total assets include gross finance receivables of $3.1 million at September 30, 2009 from customers domiciled in Canada. This amount represents less than 1% of total finance receivables outstanding. We anticipate this balance to decline in future periods. There were no finance receivables for customers domiciled in Canada in 2008.

(2)	Includes amounts relating to our parent company and certain insignificant operations.

(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the nine months ended September 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(in thousands)
2009
Total assets	$2,493,478	$465,629	$255,538	$(252,617)	$2,962,028
Interest income	104,281	39,333			143,614
Net interest income	73,217	36,914	(5,006)		105,125
Provision for loan losses	77,609	307			77,916
Income (loss) before income tax	(55,769)	17,449	(5,435)	(71)	(43,826)
Net income (loss)	(47,656)	11,090	(5,722)	216	(42,072)

2008
Total assets	$2,841,413	$292,825	$321,505	$(317,123)	$3,138,620
Interest income	131,536	23,508			155,044
Net interest income	84,423	18,517	(5,387)		97,553
Provision for loan losses	43,359	97			43,456
Income (loss) before income tax	(14,834)	12,524	(6,543)	(71)	(8,924)
Net income (loss)	(5,227)	7,779	(4,145)	(46)	(1,639)

(1)	Total assets include gross finance receivables of $3.1 million at September 30, 2009 from customers domiciled in Canada. This amount represents less than 1% of total finance receivables outstanding. We anticipate this balance to decline in future periods. There were no finance receivables for customers domiciled in Canada in 2008.

(2)	Includes amounts relating to our parent company and certain insignificant operations.

(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.
7. Basic income per share includes weighted average common shares outstanding during the period and participating share awards (see note 2). Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.
A reconciliation of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30 follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net loss applicable to common stock	$(19,389)	$(5,326)	$(45,297)	$(1,639)

Shares outstanding	24,029	23,014	23,811	22,975
Effect of stock options				14
Stock units for deferred compensation plan for non-employee directors	73	60	70	60

Shares outstanding for calculation of diluted earnings per share	24,102	23,074	23,881	23,049

Net loss per common share
Basic	$(.81)	$(.23)	$(1.90)	$(.07)
Diluted(1)	(.81)	(.23)	(1.90)	(.07)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Weighted average stock options outstanding that were anti-dilutive totaled 1.6 million for both the three-months ended September 30, 2009 and 2008, respectively. During the nine-month periods ended September 30, 2009 and 2008, weighted-average anti-dilutive stock options totaled 1.6 million and 1.5 million, respectively.
8. We are required to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2009
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$135,000	1.6	$(4,780)
Interest-rate cap agreements	66,000	0.5	(4)

	$201,000	1.2	$(4,784)

No hedge designation
Pay fixed interest-rate swap agreements	$25,000	1.2	$(433)
Interest-rate cap agreements	50,000	1.0
Rate-lock mortgage loan commitments	31,129	0.1	670
Mandatory commitments to sell mortgage loans	54,180	0.1	(415)

Total	$160,309	0.6	$(178)

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
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.2 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.9 million, of unrealized losses on Cash Flow Hedges at September 30, 2009 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2009 is 5.3 years.
We also use long-term, callable fixed-rate brokered CDs to fund a portion of our balance sheet. These instruments expose us to variability in fair value due to changes in interest rates. To meet our objectives, we may enter into derivative financial instruments to mitigate exposure to fluctuations in fair values of such callable fixed-rate debt instruments (“Fair Value Hedges”). We had no Fair Value Hedges at September 30, 2009 and December 31, 2008.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(in thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$4,780	Other liabilities	$5,622
Interest-rate cap agreements			Other assets	$2	Other liabilities	4	Other liabilities	10

Total				2		4,784		5,632

Derivatives not designated as hedging intruments
Pay-fixed interest rate swap agreements					Other liabilities	433	Other liabilities	241
Interest-rate cap agreements			Other assets	202
Rate-lock mortgage loan commitments	Other assets	$670	Other assets	839
Mandatory commitments to sell mortgage loans					Other liabilities	415	Other liabilities	663

Total		670		1,041		848		904

Total derivatives		$670		$1,043		$5,632		$6,536

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effect of derivative financial instruments on the Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain (Loss)		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)
	2009	2008	Portion)	2009	2008	in Income (1)	2009	2008
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$703	$112	Interest expense	$(892)	$(256)	Interest expense		$(1)
Interest-rate cap agreements	154	281	Interest expense	(77)	(203)	Interest expense	$8

Total	$857	$393		$(969)	$(459)		$8	$(1)

Fair Value Hedges - pay-variable interest rate swap agreements						Interest expense

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$(58)	$11
Interest-rate cap agreements						Interest expense	(208)	(71)
Rate-lock mortgage loan commitments						Mortgage loan gains	92	(67)
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(1,287)	(24)

Total							$(1,461)	$(151)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain (Loss)		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)
	2009	2008	Portion)	2009	2008	in Income (1)	2009	2008
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$2,952	$927	Interest expense	$(2,109)	$(327)	Interest expense		$—
Interest-rate cap agreements	735	1,045	Interest expense	(369)	(603)	Interest expense	$5

Total	$3,687	$1,972		$(2,478)	$(930)		$5	$—

Fair Value Hedges — pay-variable interest rate swap agreements						Interest expense		$6

								$6

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$(192)	$21
Interest-rate cap agreements						Interest expense	(202)	(74)
Rate-lock mortgage loan commitments						Mortgage loan gains	(169)	127
Mandatory commitments to sell mortgage loans						Mortgage loan gains	248	169

Total							$(315)	$243

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Intangible assets, net of amortization, were comprised of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(dollars in thousands)

Amortized intangible assets
Core deposit	$31,326	$20,646	$31,326	$19,381
Customer relationship	1,302	1,199	1,302	1,165
Covenants not to compete	1,520	1,520	1,520	1,412

Total	$34,148	$23,365	$34,148	$21,958

Unamortized intangible assets - Goodwill(1)	$16,734		$16,734

(1)	All goodwill is allocated to our Mepco reporting unit.
Amortization of intangibles has been estimated through 2014 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(dollars in thousands)
Three months ended December 31, 2009	$431
Year ending December 31:
2010	1,310
2011	1,398
2012	1,115
2013	1,086
2014 and thereafter	5,443

Total	$10,783

The goodwill of $16.7 million at September 30, 2009 is at our Mepco reporting unit and the testing performed at that same date indicated that this goodwill was not impaired. Mepco had net income of $11.1 million for the nine-month period ended September 30, 2009 and $10.7 million for the year ended December 31, 2008. Based primarily on Mepco’s estimated future earnings, the fair value of this reporting unit (utilizing a discounted cash flow method) was determined to be approximately $71.0 million which is in excess of its carrying value of approximately $62.0 million. The estimate of Mepco’s future earnings included an expense for vehicle service contract counterparty contingencies.
10. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of September 30, 2009. We believe that such awards better align the interests of our officers and directors with those of our shareholders. Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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
Total compensation cost recognized during the first nine months of 2009 and 2008 for stock option and restricted stock grants was $0.5 million and $0.4 million, respectively. The corresponding tax benefit relating to this expense was zero and $0.2 million for the first nine months of 2009 and 2008, respectively.
At September 30, 2009, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.4 million. The weighted-average period over which this amount will be recognized is 2.5 years.
A summary of outstanding stock option grants and transactions follows:

	Nine-months ended September 30, 2009
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)

Outstanding at January 1, 2009	1,502,038	$19.73
Granted	299,987	1.59
Exercised
Forfeited	(243,043)	24.02

Outstanding at September 30, 2009	1,558,982	$15.57	5.29	$93

Vested and expected to vest at September 30, 2009	1,531,407	$15.81	5.21	$85

Exercisable at September 30, 2009	1,188,503	$19.04	4.13	$0

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of non-vested restricted stock and transactions follows:

	2009
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2009	262,381	$9.27
Granted
Vested
Forfeited

Outstanding at September 30, 2009	262,381	$9.27

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2009 follows:

Expected dividend yield	2.60%
Risk-free interest rate	2.59
Expected life (in years)	6.00
Expected volatility	58.39%
Per share weighted-average fair value	$0.69
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
The following summarizes certain information regarding stock options exercised during the three and nine-month periods ending September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Intrinsic value	$	$	$	$61

Cash proceeds received	$	$	$	$51

Tax benefit realized	$	$	$	$21

11. At both September 30, 2009 and December 31, 2008 we had approximately $1.7 million of gross unrecognized tax benefits. If recognized, the entire amount of unrecognized tax benefits, net of $0.4 million federal tax on state benefits, would affect our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2009.
The income tax (benefit) was $(1.1) million and $(5.7) million for the three month periods ending September 30, 2009 and 2008, respectively and $(1.8) million and $(7.3) million for the nine month periods ending September 30, 2009 and 2008, respectively. The benefit recognized during the three- and nine-month periods in 2009 were the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the three and nine month periods in 2009, this resulted in an income tax benefit of $1.6 million and $3.1 million, respectfully.
12. FASB ASC topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as level 1 of the valuation hierarchy. Level 1 securities include certain preferred stocks, trust preferred securities and mutual funds for which there are quoted prices in active markets. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as level 2 of the valuation hierarchy and include mortgage and other asset backed securities, municipal securities and certain trust preferred securities. Level 3 securities at September 30, 2009 consist of certain private label mortgage and asset backed securities’ whose fair values are estimated using an internal discounted cash flow analysis. The underlying loans within these securities include Jumbo (60%), Alt A (25%) and manufactured housing (15%).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Except for the discount rate, the inputs used in this analysis can generally be verified and do not involve judgment by management. The discount rate used (an unobservable input) was established using a multi-factored matrix whose base rate was the yield on agency mortgage backed securities. The analysis adds a spread to this base rate based on several credit related factors, including vintage, product, payment priority, credit rating and non performing asset coverage ratio. The add-on for vintage ranges from zero for transactions backed by loans originated before 2003 to 0.525% for the 2007 vintage. Product adjustments to the discount rate are: 0.05% for jumbo, 0.35% to 2.575% for Alt-A, and 3.00% for manufactured housing. Adjustments for payment priority are -0.25% for super seniors, zero for seniors, 1.00% for senior supports and 3.00% for mezzanine bonds. The add-on for credit rating range from zero for AAA securities to 5.00% for ratings below investment grade. The discount rate for subordination coverage of nonperforming loans ranges from zero for structures with a coverage ratio of more than 10 times to 10.00% if the coverage ratio declines to less than 0.5 times. These discount rate adjustments are reviewed quarterly for reasonableness. This review considers trends in mortgage market credit metrics by product and vintage. The discount rates calculated in this manner are intended to differentiate investments by risk characteristics. Using this approach, discount rates range from 3.87% to 15.83%, with a weighted average rate of 8.16% and a median rate of 6.49%.
The assumptions used reflect what we believe market participants would use in pricing these assets. The unrealized losses at September 30, 2009 ($7.1 million and included in accumulated other comprehensive loss) were not considered to be other than temporary as we continue to have sufficient credit enhancement via subordination to assure full realization of amortized cost and continue to receive principal and interest payments (see note 3).
Loans held for sale: The fair value of loans held for sale is based on mortgage backed security pricing for comparable assets.
Impaired loans: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an observable market price we record the impaired loan as nonrecurring Level 2. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
	(in thousands)
September 30, 2009:
Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$90	$90
Securities available for sale
U.S. agency residential mortgage-backed	50,667		$50,667
Private label residential mortgage-backed	33,924			$33,924
Other asset-backed	5,842			5,842
Obligations of states and political subdivisions	78,116		78,116
Trust preferred	15,455	615	14,840
Loans held for sale	23,980		23,980
Derivatives (1)	670		670

Liabilities
Derivatives (2)	5,632		5,632

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	9,221		9,221
Impaired loans	73,076			73,076
Other real estate	30,751			30,751

December 31, 2008:
Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$1,929	$1,929
Securities available for sale	215,412	5,275	$210,137
Loans held for sale	27,603		27,603
Derivatives (1)	1,043		1,043

Liabilities
Derivatives (2)	6,536		6,536

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights	9,636		9,636
Impaired loans	60,172			$60,172

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Nine-Month
Periods Ended September 30 for items Measured at
Fair Value Pursuant to Election of the Fair Value Option

	2009			2008
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(in thousands)
Trading securities	$991		$991	$(9,718)		$(9,718)
Loans held for sale		$171	171		$305	305
For those items measured at fair value pursuant to election of the fair value option, interest income is recorded within the Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.
The following represent impairment charges recognized during the nine month period ended September 30, 2009 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value had a carrying amount of $9.2 million which is net of a valuation allowance of $3.2 million at September 30, 2009 and had a carrying amount of $9.6 million which is net of a valuation allowance of $4.7 million at December 31, 2008. A charge of $0.8 million and a recovery of $1.5 million was included in our results of operations for the three and nine month periods ending September 30, 2009, respectively and charges of $0.3 million and $0.1 million was included in our results of operations during the same periods in 2008.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $96.0 million, with a valuation allowance of $22.9 million at September 30, 2009 and had a carrying amount of $77.0 million, with a valuation allowance of $16.8 million at December 31, 2008. An additional provision for loan losses relating to impaired loans of $12.6 million and $47.9 million was included in our results of operations for the three and nine month periods ending September 30, 2009, respectively and $13.2 million and $30.3 million during the same periods in 2008.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $30.8 million which is net of a valuation allowance of $5.1 million at September 30, 2009. An additional charge of $3.6 million and $5.2 million was included in our results of operations during the three and nine month periods ended September 30, 2009.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, follows:

	Securities Available for Sale
	2009	2008

Beginning balance	$—	$21,497
Total gains (losses) realized and unrealized:
Included in results of operations	13
Included in other comprehensive income	195
Purchases, issuances, settlements, maturities and calls	(7,823)	(94)
Transfers in and/or out of Level 3	47,381	(10,028)

Ending balance	$39,766	$11,375

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30	$0	$0

As discussed above, the $47.4 million of securities available for sale transferred to a Level 3 valuation technique during the first quarter of 2009 consisted entirely of certain private label mortgage and asset backed securities. We believe that the market dislocation for these securities began in the last four months of 2008, particularly after the collapse of Lehman Brothers in September 2008. Since the disruption was very recent and historically there exists seasonally poor liquidity conditions at year end, we decided that it was appropriate to retain Level 2 pricing in 2008 and continue to monitor and review market conditions as we moved into 2009. During the first quarter of 2009 market conditions did not improve, in fact we believe market conditions worsened due to continued declines in residential home prices, increased consumer credit delinquencies, high levels of foreclosures, continuing losses at many financial institutions, and further weakness in the U.S. and global economies. This resulted in the market for these securities being extremely dislocated, level 2 pricing not being based on orderly transactions and such pricing possibly being described as based on “distressed sales”. As a result, we determined that it was appropriate to modify the discount rate in the valuation model described above which resulted in these securities being reclassified to Level 3 pricing in the first quarter of 2009.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

			Contractual
	Aggregate Fair Value	Difference	Principal
	(in thousands)
Loans held for sale
September 30, 2009	$23,980	$853	$23,127
December 31, 2008	27,603	682	26,921

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated fair values and recorded book balances follow:

	September 30, 2009
		Recorded
	Estimated	Book
	Fair Value	Balance
	(In thousands)
Assets
Cash and due from banks	$182,400	$182,400
Trading securities	90	90
Securities available for sale	184,000	184,000
Federal Home Loan Bank and Federal Reserve Bank Stock	NA	27,900
Net loans and loans held for sale	2,287,700	2,337,500
Bank owned life insurance	46,000	46,000
Accrued interest receivable	9,800	9,800
Derivative financial instruments	700	700

Liabilities
Deposits with no stated maturity	$1,401,800	$1,401,800
Deposits with stated maturity	1,096,500	1,084,000
Other borrowings	217,900	255,200
Accrued interest payable	3,700	3,700
Derivative financial instruments	5,600	5,600
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
14. Mepco conducts its payment plan business activities across the United States and also entered Canada in early 2009. The payment plans (which are classified as finance receivables in our Consolidated Statements of Financial Condition) permit a consumer to purchase a vehicle service contract or product warranty by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts or product warranties (one of the “counterparties”). Mepco purchases these payment plans from these counterparties on a recourse basis. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is recouped by Mepco from the counterparties that sold the vehicle service contract or product warranty and provided the coverage. As a result, we have established and monitor counterparty

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including funding holdbacks and distribution of concentrations, for administrators and sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.
Payment defaults and voluntary cancellations have increased significantly during 2009, reflecting both weak economic conditions and adverse publicity impacting the vehicle service contract industry. When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco vigorously pursues collection (including commencing legal action) of funds due to it under its various contracts with counterparties. During September 2009, we identified a counterparty that is experiencing particularly severe financial difficulties and have accrued for estimated potential losses related to that relationship. Third quarter and year-to-date 2009 non-interest expenses include an $8.7 million and $11.7 million, respectively, charge related to estimated losses for vehicle service contract counterparty contingencies. These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.
Losses associated with the administration of the payment plan are included in the provision for loan losses. For the first nine months of 2009 and 2008, such losses totaled $0.3 million and $0.1 million, respectively. Mepco’s allowance for loan losses totaled $0.8 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively. Mepco has established procedures for payment plan servicing/administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our collateral position in the event of payment default or voluntary cancellation by the customer. Mepco also has established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is entirely done through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
Several marketers and sellers of the vehicle service contracts, including companies from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has affected or may in the future affect sales throughout the industry. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry. These events could have an adverse impact on Mepco in several ways. First, we will face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses in general in dealing with these industry problems. Mepco has no role in the sale or marketing of vehicle

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
service contracts or product warranties or in the administration or payment of claims. Thus, Mepco is not involved in any of the activities that have been the target of these investigations.
15. On October 26, 2009 we announced that effective November 1, 2009, that we elected to defer regularly scheduled quarterly interest payments on our junior subordinated debentures (the “Debentures”) and quarterly dividend payments on our Series A, no par value, $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (“Preferred Stock”). The Debentures are owned by IBC Capital Finance II, III and IV and Midwest Guaranty Trust I (the “Trusts”) and were funded by the Trusts’ issuance of the above referenced cumulative trust preferred securities (“Debt Securities”). The Preferred Stock was issued to the U.S. Treasury under the TARP CPP. The total estimated annual interest and dividends that would be payable on the Debentures (and the underlying Debt Securities) and the Preferred Stock, if not deferred, is approximately $9.0 million based on current interest rates.
The terms of the Debentures and trust indentures (the “Indentures”) allow us to defer payment of interest on the Debt Securities at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the Indentures) has occurred and is continuing. We are not in default with respect to the Indentures, and the deferral of interest does not constitute an event of default under the Indentures. While we defer the payment of interest, we will continue to accrue the interest expense owed at the applicable interest rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable.
So long as any shares of Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, (a) no dividend whatsoever may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan; and (b) neither we nor any of our subsidiaries may purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Preferred Stock for all prior dividend periods, other than purchases, redemptions or other acquisitions of our common stock or other junior stock in connection with the administration of its employee benefit plans in the ordinary course of business and consistent with past practice; pursuant to a publicly announced repurchase plan up to the increase in diluted shares outstanding resulting from the grant, vesting or exercise of equity-based compensation; any dividends or distributions of rights or junior stock in connection with any shareholders’ rights plan, redemptions or repurchases of rights pursuant to any shareholders’ rights plan; acquisition of record ownership of common stock or other junior stock or parity stock for the beneficial ownership of any other person who is not us or one of our subsidiaries, including as trustee or custodian; and the exchange or conversion of common stock or other junior stock for or into other junior stock or of parity stock for or into other parity stock or junior stock but only to the extent that such acquisition is required pursuant to binding contractual agreements entered into before December 12, 2008 or any subsequent agreement for the accelerated exercise, settlement or exchange thereof for common stock.
During the deferral period on the Debentures and Preferred Stock, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Suspension of the common stock dividend will conserve an additional $1.0 million on an annualized basis. We paid the previously announced and declared common stock cash dividend of one cent per share on October 30, 2009 but all future dividends will be suspended so long as interest and dividend payments on the Debentures and Preferred Stock are being deferred.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On November 2, 2009 we filed a preliminary proxy statement providing notice of a special meeting of shareholders tentatively scheduled for December 18, 2009. The purpose of this special meeting is for shareholders to:
1.	Consider and vote upon a proposal to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 60 million shares to 500 million shares;
2.	Consider and vote upon a proposal to issue additional shares of our common stock in exchange for certain outstanding trust preferred securities and in exchange for certain outstanding shares of Preferred Stock; and
3.	Consider and vote upon a proposed stock option exchange program, under which eligible employees would be able to exchange certain options for a lesser number of new options on the terms described in the proxy statement.
The first two proposals listed above relate to our exploration of various alternatives designed to increase our tangible common equity and regulatory capital ratios. Although our regulatory capital ratios remain at levels above “well capitalized” standards, because of: (a) the losses that we have incurred in recent quarters; (b) our elevated levels of non-performing loans and other real estate; and (c) the ongoing economic stress in Michigan, we have taken or may take the following actions to improve our regulatory capital ratios and preserve liquidity at our holding company level:
•	Eliminated our cash dividend on our common stock;
•	Deferred the dividends on our Preferred Stock;
•	Deferred the dividends on our Debentures;
•	Seek to convert some or all of our Preferred Stock and/or trust preferred securities into common equity; and
•	Attempt to raise additional capital, including the possibility of a significant and large issuance of common stock, which could be highly dilutive to our existing shareholders.
The actions taken with respect to the payment of dividends on our capital instruments as described above will preserve cash at our bank holding company as we do not expect our bank subsidiary to be able to pay any cash dividends in the near term. Thus the success or lack of success in achieving the various capital initiatives described above could have a material impact on our future financial condition, and in particular, our liquidity and capital resources.
The proposed stock option exchange program excludes the executive officers named in the Summary Compensation Table in the proxy statement as well as our current and former directors. Further, the proposed stock option exchange program will not be a one-for-one exchange, but instead, the exchange ratios will be calculated on a “value-for-value” basis. If approved, the stock option exchange program is not expected to have any material impact on our financial condition or results of operations.
16. On October 26, 2009 we filed a Form 8-K Current Report that included a press release (Exhibit 99.1) dated October 26, 2009 announcing our financial results for the quarter ended September 30, 2009 and supplemental financial data (Exhibits 99.2 and 99.3) to the press release. Those previously reported financial results have been revised to increase the loss on other real estate and repossessed assets by $1.6 million. The increase in the loss on other real estate and repossessed assets is to record a reserve on vacant land located in southeast Michigan. Based on an updated appraisal, received in early November 2009, we have determined that a reserve of $1.6 million is required.
The additional reserve results in the following changes to our previously reported financial results:

	As Previously
	Reported	Adjustment	As Revised
	(in thousands, except per share amounts)

Consolidated Statements of Financial Condition as of September 30, 2009:
Other real estate and repossessed assets	$32,923	$(1,600)	$31,323
Total assets	2,963,628	(1,600)	2,962,028
Accumulated deficit	(118,268)	(1,600)	(119,868)
Total shareholders’ equity	159,941	(1,600)	158,341
Total liabilities and shareholders’ equity	2,963,628	(1,600)	2,962,028

Consolidated Statements of Operations for the three months ended September 30, 2009:
Loss on other real estate and repossessed assets	$1,958	$1,600	$3,558
Total non-interest expense	43,557	1,600	45,157
Loss before income tax	(17,802)	(1,600)	(19,402)
Net loss	(16,714)	(1,600)	(18,314)
Net loss applicable to common stock	(17,789)	(1,600)	(19,389)
Loss per common share
Basic	(0.74)	(0.07)	(0.81)
Diluted	(0.74)	(0.07)	(0.81)

Consolidated Statements of Operations for the nine months ended September 30, 2009:
Loss on other real estate and repossessed assets	$5,158	$1,600	$6,758
Total non-interest expense	114,805	1,600	116,405
Loss before income tax	(42,226)	(1,600)	(43,826)
Net loss	(40,472)	(1,600)	(42,072)
Net loss applicable to common stock	(43,697)	(1,600)	(45,297)
Loss per common share
Basic	(1.84)	(0.06)	(1.90)
Diluted	(1.84)	(0.06)	(1.90)
17. The results of operations for the three- and nine-month period ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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
Results of Operations
Summary We incurred a net loss of $18.3 million and a net loss applicable to common stock of $19.4 million during the three months ended September 30, 2009, compared to a net loss of $5.3 million during the comparable period in 2008. The 2009 loss is primarily due to increases in the provision for loan losses and non-interest expenses. These changes were partially offset by increases in net interest income and non-interest income.
We incurred a net loss of $42.1 million and a net loss applicable to common stock of $45.3 million during the nine months ended September 30, 2009, compared to a net loss of $1.6 million during the comparable period in 2008. The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.
Key performance ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss (annualized) to(1)
Average assets	(2.59)%	(0.66)%	(2.03)%	(0.07)%
Average equity	(73.46)	(8.97)	(53.32)	(0.91)

Net loss per common share(1)
Basic	$(0.81)	$(0.23)	$(1.90)	$(0.07)
Diluted	(0.81)	(0.23)	(1.90)	(0.07)

(1)	For the three- and nine-month periods ended September 30, 2009 these amounts are calculated using net loss applicable to common stock.
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
Tax equivalent net interest income increased by 2.2% to $35.8 million and by 5.5% to $106.9 million, respectively, during the three- and nine-month periods in 2009 compared to 2008. These increases reflect a rise in our tax equivalent net interest income as a percent of average interest-earning assets (“Net Yield”) that was partially offset by a decrease in average interest-earning assets.
We review yields on certain asset categories and our net interest margin on a fully taxable equivalent basis. This presentation is not in accordance with generally accepted accounting principles (“GAAP”) but is customary in the banking industry. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The adjustments to determine tax equivalent net interest income were $0.5 million and $1.1 million for the third quarters of 2009 and 2008, respectively, and were $1.8 million and $3.8 million for the first nine months of 2009 and 2008, respectively. These adjustments were computed using a 35% tax rate.
Average interest-earning assets totaled $2.761 billion and $2.765 billion during the three- and nine-month periods in 2009, respectively. The decreases in average interest-earning assets since 2008 are due primarily to declines in both loans and securities.
Our Net Yield increased by 39 basis points to 5.15% during the third quarter of 2009 and also by 59 basis points to 5.17% during the first nine months of 2009 as compared to the like periods in 2008. The tax equivalent yield on average interest-earning assets declined, which primarily reflects low short-term interest rates that have resulted in variable rate loans and securities re-pricing and new loans being originated at generally lower rates as well as an increase in non-accrual loans. The decline in the tax equivalent yield on average interest-earning assets that otherwise would have been expected due to low short-term interest rates was partially offset by a change in loan mix (higher yielding finance receivables making up a greater percentage of loans) and the existence of floors on some variable rate commercial loans. The decrease in the tax equivalent yield on average interest-earning assets was more than offset by a decline in our interest expense as a percentage of average interest-earning assets (the “cost of funds”). The decrease in our cost of funds also reflects low short-term interest rates that have resulted in decreased rates on certain short-term and variable rate borrowings and on deposits.
Our tax equivalent net interest income is also adversely impacted by our level of non-accrual loans. In the third quarter and first nine months of 2009 non-accrual loans averaged $119.5 million and $122.8 million, respectively compared to $115.4 million and $101.0 million, respectively for the same periods in 2008. In addition, in the third quarter and first nine months of 2009 we reversed $0.4 million and $2.0 million, respectively, of accrued and unpaid interest on loans placed on non-accrual during each period compared to $0.3 million and $1.8 million, respectively during the same periods in 2008.

Average Balances and Tax Equivalent Rates

	Three Months Ended
	September 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,464,183	$45,190	7.29%	$2,584,151	$46,294	7.14%
Tax-exempt loans (2)	7,931	153	7.65	11,953	205	6.82
Taxable securities	110,929	1,475	5.28	142,483	2,078	5.80
Tax-exempt securities (2)	81,099	1,285	6.29	145,911	2,630	7.17
Cash — interest bearing	68,373	29	0.17
Other investments	28,087	270	3.81	45,362	466	4.09

Interest Earning Assets	2,760,602	48,402	6.97	2,929,860	51,673	7.02

Cash and due from banks	57,133			56,922
Other assets, net	157,309			224,626

Total Assets	$2,975,044			$3,211,408

Liabilities
Savings and NOW	$1,009,110	1,403	0.55	$966,415	2,262	0.93
Time deposits	1,096,644	7,706	2.79	814,434	7,315	3.57
Other borrowings	287,025	3,537	4.89	790,353	7,099	3.57

Interest Bearing Liabilities	2,392,779	12,646	2.10	2,571,202	16,676	2.58

Demand deposits	326,246			314,116
Other liabilities	82,432			89,951
Shareholders’ equity	173,587			236,139

Total liabilities and shareholders’ equity	$2,975,044			$3,211,408

Tax Equivalent Net Interest Income		$35,756			$34,997

Tax Equivalent Net Interest Income as a Percent of Earning Assets			5.15%			4.76%

(1)	All domestic, except for $3.9 million of finance receivables included in taxable loans from customers domiciled in Canada

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

Average Balances and Tax Equivalent Rates

	Nine Months Ended
	September 30,
	2009			2008
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,490,900	$134,647	7.22%	$2,575,809	$140,925	7.30%
Tax-exempt loans (2)	8,442	412	6.53	10,969	582	7.09
Taxable securities	114,608	4,913	5.73	152,812	6,558	5.73
Tax-exempt securities (2)	90,843	4,571	6.73	179,914	9,562	7.10
Cash — interest bearing	31,467	40	0.17
Other investments	28,454	822	3.86	32,553	1,185	4.86

Interest Earning Assets	2,764,714	145,405	7.03	2,952,057	158,812	7.18

Cash and due from banks	55,871			53,354
Other assets, net	158,753			226,367

Total Assets	$2,979,338			$3,231,778

Liabilities
Savings and NOW	$976,571	4,477	0.61	$985,938	8,281	1.12
Time deposits	977,943	21,991	3.01	928,304	28,699	4.13
Long-term debt				330	12	4.86
Other borrowings	443,895	12,021	3.62	689,296	20,499	3.97

Interest Bearing Liabilities	2,398,409	38,489	2.15	2,603,868	57,491	2.95

Demand deposits	318,633			300,411
Other liabilities	80,010			87,530
Shareholders’ equity	182,286			239,969

Total liabilities and shareholders’ equity	$2,979,338			$3,231,778

Tax Equivalent Net Interest Income		$106,916			$101,321

Tax Equivalent Net Interest Income as a Percent of Earning Assets			5.17%			4.58%

(1)	All domestic, except for $6.2 million of finance receivables included in taxable loans from customers domiciled in Canada

(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
Provision for loan losses The provision for loan losses was $22.3 million and $19.8 million during the three months ended September 30, 2009 and 2008, respectively. During the nine-month periods ended September 30, 2009 and 2008, the provision was $77.9 million and $43.5 million, respectively. The provisions reflect our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. (See “Portfolio Loans and asset quality.”) The elevated level of the provision for loan losses in all periods reflects higher levels of non-performing loans and loan net charge-offs. (See “Portfolio Loans and asset quality.”)

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
Non-interest income totaled $12.8 million during the three months ended September 30, 2009, a $7.3 million increase from the comparable period in 2008. This increase was primarily due to increases in gains on mortgage loans and securities. For the first nine months of 2009 non-interest income totaled $45.4 million, a $16.3 million increase from the comparable period in 2008. The components of the year to date changes are generally commensurate with the quarterly changes.
Non-Interest Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Service charges on deposit accounts	$6,384	$6,416	$18,212	$18,227
Net gains (losses) on assets
Mortgage loans	2,257	969	8,800	3,977
Securities	121	(6,711)	3,770	(8,037)
VISA check card interchange income	1,480	1,468	4,395	4,334
Mortgage loan servicing	(496)	340	1,011	1,545
Mutual fund and annuity commissions	498	680	1,490	1,748
Bank owned life insurance	387	506	1,143	1,468
Title insurance fees	521	307	1,862	1,108
Other	1,629	1,473	4,687	4,707

Total non-interest income	$12,781	$5,448	$45,370	$29,077

Service charges on deposit accounts were nearly unchanged during the three- and nine-month periods ended September 30, 2009, respectively, from the comparable periods in 2008. There has recently been bills introduced in Congress that may, among other things: require a written opt-in for banks to enroll customers in overdraft protection programs; limit the number of overdraft fees per customer on both a monthly and annual basis; require fees to be proportional to the cost of processing overdrafts; mandate that customers be warned if an ATM transaction would overdraw their account; and require transactions to be posted “in such a manner that the consumer does not incur avoidable overdraft coverage fees.” Although we have not done a detailed analysis of the potential impact of this proposed legislation on our level of overdraft fees, in general, we believe that such legislation as proposed, would have an adverse impact on our present level of service charges on deposits accounts.
Net gains on the sale of mortgage loans increased significantly on both a quarterly and a year to date basis. The increase in gains relates primarily to a sharp increase in mortgage loan origination volume and loan sales. This was due to a substantial rise in refinancing activity resulting from generally lower mortgage loan interest rates particularly during mid-2009. Mortgage loan refinancing activity moderated during the third quarter, and as a result, we would presently expect a lower level of gains on the sale of mortgage loans in the last quarter of 2009.

Mortgage Loan Activity

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Mortgage loans originated	$110,229	$74,506	$461,764	$304,064
Mortgage loans sold	144,518	52,837	445,327	217,524
Mortgage loans sold with servicing rights released	20,676	16,760	35,279	36,302
Net gains on the sale of mortgage loans	2,257	969	8,800	3,977
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	1.56%	1.83%	1.98%	1.83%
Fair value adjustments included in the Loan Sale Margin	(0.51)	(0.03)	0.06	0.28
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
Securities net gains totaled $0.1 million during the three months ended September 30, 2009, compared to a net loss of $6.7 million for the comparable period in 2008. The third quarter 2009 securities net gains were primarily due to the sale of municipal securities, while third quarter 2008 securities net losses included a decline in the fair value of trading securities of $7.7 million and other than temporary impairment charges of $0.1 million on securities available for sale. The decline in the fair value of trading securities related principally to our holdings of preferred stocks. Partially offsetting these losses, we generated $1.1 million of gains in 2008 related to the sale of $48.4 million of municipal securities.
Securities net gains totaled $3.8 million during the first nine months of 2009 compared to securities net losses of $8.0 million during the first nine months of 2008. The 2009 securities net gains were primarily due to increases in the fair value and gains on the sale of Bank of America preferred stock. We sold all of this preferred stock in June 2009. The 2008 securities net losses were primarily due to a $9.7 million decline in the fair value of trading securities (all preferred stocks) and other than temporary impairment charges of $0.1 million on securities available for sale. Partially offsetting these losses, we generated $1.8 million of gains in the first nine months of 2008 related to the sale of $69.1 million of municipal securities.
VISA check card interchange income increased modestly in 2009 compared to 2008. These results can primarily be attributed to a rise in the frequency of use of our VISA check card product by our customer base. We have in place a rewards program for our VISA check card customers to encourage greater use of this product.
Mortgage loan servicing generated a loss of $0.5 million and income of $1.0 million in the third quarter and first nine months of 2009 respectively, compared to income of $0.3 million and $1.5 million in the corresponding periods of 2008, respectively. These variances are primarily due to changes in the impairment reserve on and the amortization of capitalized mortgage loan servicing rights. The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity.
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$14,538	$16,551	$11,966	$15,780
Originated servicing rights capitalized	1,321	403	4,444	2,035
Amortization	(716)	(346)	(3,535)	(1,478)
(Increase)/decrease in impairment reserve	(809)	(348)	1,459	(77)

Balance at end of period	$14,334	$16,260	$14,334	$16,260

Impairment reserve at end of period	$3,192	$396	$3,192	$396

At September 30, 2009 we were servicing approximately $1.72 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.78% and a weighted average service fee of 25.7 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2009 totaled $14.3 million and had an estimated fair market value of $15.0 million.
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
Other non-interest income in the third quarter and first nine months of 2009 includes $0.4 million and $1.0 million, respectively, related to foreign currency transaction gains associated with Canadian dollar denominated finance receivables. The Canadian dollar appreciated significantly compared to the US dollar during 2009. Total Canadian dollar denominated finance receivables had declined to $3.1 million at September 30, 2009. As a result, we would expect future foreign currency transaction gains or losses to be relatively minor. Other non-interest income for the first nine months of 2008 includes first quarter revenue of $0.4 million from the redemption of 8,551 shares of Visa, Inc. Class B Common Stock as part of the Visa initial public offering. Overall, other non-interest income for both the quarterly and year-to-date comparative periods was relatively consistent.
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
Non-interest expense increased by $14.5 million to $45.2 million and by $24.3 million to $116.4 million during the three- and nine-month periods ended September 30, 2009, respectively, compared to the like periods in 2008. These changes are primarily due to estimated losses at our Mepco business unit related to vehicle service contract payment plan counterparty risk and increases in loan and collection expenses, losses on other real estate and repossessed assets, and FDIC insurance.
Non-Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Salaries	$10,205	$10,110	$29,689	$29,993
Performance-based compensation and benefits	1,067	1,336	2,143	4,083
Other benefits	2,551	2,577	7,896	7,939

Compensation and employee benefits	13,823	14,023	39,728	42,015
Vehicle service contract counterparty contingencies	8,713		11,728
Loan and collection	3,628	2,008	10,893	5,895
Occupancy, net	2,602	2,871	8,210	8,798
Loss on other real estate and repossessed assets	3,558	425	6,758	2,091
Data processing	2,146	1,760	6,252	5,197
Deposit insurance	1,729	275	5,670	1,526
Furniture, fixtures and equipment	1,727	1,662	5,424	5,304
Credit card and bank service fees	1,722	1,273	4,854	3,493
Advertising	1,335	1,575	4,198	3,843
Communications	1,152	968	3,304	3,004
Legal and professional	732	527	2,078	1,408
Amortization of intangible assets	432	760	1,407	2,314
Supplies	439	519	1,365	1,534
Other	1,419	2,010	4,536	5,676

Total non-interest expense	$45,157	$30,656	$116,405	$92,098

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

Our 2003 acquisition of Mepco added the financing of insurance premiums for businesses and the acquisition and administration of payment plans to our business activities. In January 2007 we sold Mepco’s insurance premium finance business. Mepco conducts its payment plan business activities across the United States and also entered Canada in early 2009. The payment plans (which are classified as finance receivables in our Consolidated Statements of Financial Condition) permit a consumer to purchase a vehicle service contract or product warranty by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts or product warranties (one of the “counterparties”). Mepco purchases these payment plans from these counterparties on a recourse basis. Mepco generally does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is recouped by Mepco from the counterparties that sold the vehicle service contract or product warranty and provided the coverage. As a result, we have established and monitor counterparty concentration limits in order to manage our collateral exposure. The counterparty concentration limits are primarily based on the AM Best rating and statutory surplus level for an insurance company and on other factors, including funding holdbacks and distribution of concentrations, for administrators and sellers/dealers. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.
Payment defaults and voluntary cancellations have increased significantly during 2009, reflecting both weak economic conditions and adverse publicity impacting the vehicle service contract industry. When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco vigorously pursues collection (including commencing legal action) of funds due to it under its various contracts with counterparties. During September 2009, we identified a counterparty that is experiencing particularly severe financial difficulties and have accrued for estimated potential losses related to that relationship. This particular counterparty generates over 40% of Mepco’s total payment plan business. Third quarter and year-to-date 2009 non-interest expenses include an $8.7 million and $11.7 million, respectively, charge related to estimated losses for vehicle service contract counterparty contingencies. These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself. The total reserves for potential losses due to vehicle service payment plan counterparty defaults totaled $7.2 million at September 30, 2009 (which includes $6.0 million for the single specific counterparty described above). The reserves for potential losses are determined by estimating payment plan cancellation rates, the amount of collateral being held by Mepco to offset potential defaults, the probability of the counterparty defaulting and any amounts that might be collected from other parties (for example — guarantors).
Several marketers and sellers of the vehicle service contracts, including companies from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has affected or may in the future affect sales throughout the industry. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry. These events could have an adverse impact on Mepco in several ways. First, we will face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses in general in dealing with these industry problems. Mepco has no role in the sale or marketing of vehicle service contracts or product warranties or in the administration or payment of claims. Thus, Mepco is not involved in any of the activities that have been the target of these investigations.
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
Advertising expense was higher on a year-to-date basis in 2009 compared to 2008 due principally to additional direct mail promotions of our checking account and VISA check card products. Advertising expense in the third quarter of 2009 declined compared to 2008 due primarily to a reduction of certain media expenditures in order to reduce costs.
Other expenses in the third quarter and first nine months of 2008 include $0.2 million for the settlement of two litigation matters at Mepco and an accrual of $0.3 million for a potential liability at Independent Bank related to the withdrawal of funds from a deposit account in response to a tax levy. We have initially prevailed in court on the latter matter but the plaintiff can appeal this ruling so we have left the accrual intact at September 30, 2009.
Income tax benefit The income tax benefit was $1.1 million and $5.7 million for the three month periods ending September 30, 2009 and 2008, respectively and $1.8 million and $7.3 million for the nine month periods ending September 30, 2009 and 2008, respectively. The benefit recognized during the three- and nine-month periods in 2009 was the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.
Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax provision for the current year. For the three and nine month periods in 2009, this resulted in an income tax benefit of $1.6 million and $3.1 million, respectively.
Business Segments Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank and Mepco. These business segments are also differentiated based on the products and services provided. We evaluate performance based principally on net income of the respective reportable segments.
The following table presents net income (loss) by business segment.
Business Segments

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Independent Bank	$(18,089)	$(6,622)	$(47,656)	$(5,227)
Mepco	1,510	2,704	11,090	7,779
Other(1)	(1,711)	(1,393)	(5,722)	(4,145)
Elimination	(24)	(15)	216	(46)

Net loss	$(18,314)	$(5,326)	$(42,072)	$(1,639)

(1)	Includes amounts relating to our parent company and certain insignificant operations.
The increase in the losses recorded by Independent Bank in 2009 compared to 2008 is primarily due to higher provisions for loan losses, loan and collection costs and losses on other real estate. The elevated credit related costs reflect higher levels of non-performing loans and loan net charge-offs. (See “Portfolio Loans and asset quality.”)
Mepco’s net income has generally been increasing due to growth in finance receivables and lower short-term interest rates. All of Mepco’s funding is provided by Independent Bank and is priced principally based on Brokered CD rates. It is unlikely that Mepco could obtain such favorable funding costs on its own in the open market. Third quarter and year-to-date 2009 non-interest expenses at Mepco include an $8.7 million and $11.7 million, respectively, charge related to vehicle service contract counterparty contingencies. (See “Non-interest expense”).

Financial Condition
Summary Our total assets increased by $5.8 million during the first nine months of 2009 due primarily to a rise in cash and due from banks that was largely offset by a decline in loans. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.387 billion at September 30, 2009, down $72.3 million from December 31, 2008. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.486 billion at September 30, 2009, compared to $2.066 billion at December 31, 2008. The $419.4 million rise in total deposits during the period is due to increases in checking and savings accounts and brokered certificates of deposit (“Brokered CDs”). Other borrowings totaled $162.3 million at September 30, 2009, a decrease of $379.6 million from December 31, 2008. This decrease reflects the payoff of borrowings from the Federal Reserve Bank or Federal Home Loan Bank of Indianapolis with funds from the aforementioned rise in deposits.
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
Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
September 30, 2009	$190,406	$3,704	$10,106	$184,004
December 31, 2008	231,746	3,707	20,041	215,412
Securities available for sale declined during the first nine months of 2009 primarily because maturities and principal payments in the portfolio were not fully replaced with new purchases.
Effective January 1, 2008, we elected to measure the majority of our preferred stock investments at fair value. We recorded a $0.02 million and $0.1 million other than temporary impairment charge on a trust preferred security in the first nine months of 2009 and 2008, respectively.

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Proceeds	$9,585	$48,529	$36,748	$77,188

Gross gains	$91	$1,143	$2,929	$1,873
Gross losses	(23)	(60)	(133)	(67)
Impairment charges		(125)	(17)	(125)
Fair value adjustments	53	(7,669)	991	(9,718)

Net gains (losses)	$121	$(6,711)	$3,770	$(8,037)

Portfolio Loans and asset quality In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also historically participated in commercial lending transactions with certain non-affiliated banks and also purchased mortgage loans from third-party originators. Currently, we are not engaging in any new commercial loan participations with non-affiliated banks or purchasing any mortgage loans from third party originators.
The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact the provision for loan losses increased in the first nine months of 2009 as well as in 2008 and 2007 from prior historical levels.
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan growth has slowed during the past two years reflecting both weak economic conditions in Michigan as well as a our desire to reduce certain loan categories. Construction and land development loans have been declining recently because we are seeking to shrink this portion of our Portfolio Loans due to a very poor economic climate for real estate development, particularly residential real estate. Declines in Portfolio Loans or competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results.

Non-performing assets

	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Non-accrual loans	$113,003	$122,639
Loans 90 days or more past due and still accruing interest	4,468	2,626

Total non-performing loans	117,471	125,265
Other real estate	31,323	19,998

Total non-performing assets	$148,794	$145,263

As a percent of Portfolio Loans
Non-performing loans	4.92%	5.09%
Allowance for loan losses	3.09	2.35
Non-performing assets to total assets	5.02	4.91
Allowance for loan losses as a percent of non-performing loans	63	46
Non-performing loans have declined by $7.8 million, or 6.2%, since year-end 2008. An increase in non-performing mortgage loans and consumer loans was more than offset by a decline in non-performing commercial loans. The decline in non-performing commercial loans is primarily due to net charge-offs and the payoff or other disposition of non-performing credits during the first nine months of 2009. Non-performing commercial loans largely reflect real estate-secured credit delinquencies caused primarily by cash flow difficulties encountered by real estate developers in Michigan as they confront a significant decline in sales. The elevated level of non-performing residential mortgage loans is primarily due to a rise in delinquencies and foreclosures reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
Other real estate (“ORE”) and repossessed assets totaled $31.3 million at September 30, 2009, compared to $20.0 million at December 31, 2008. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. Higher foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past year. We believe that this higher foreclosure rate is due to both weak economic conditions (Michigan has the highest unemployment rate in the U.S.) and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at September 30, 2009, we anticipate that our level of other real estate and repossessed assets will continue to rise during 2009 and will likely remain at elevated levels for some period of time. A high level of non-performing assets would be expected to adversely impact our tax equivalent net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 3.41% on an annualized basis in the first nine-months of 2009 (or $62.4 million) compared to 1.85% in the first nine-months of 2008 (or $35.4 million). The rise in loan net charge-offs primarily reflects increases of $17.7 million for commercial loans and $7.9 million for residential mortgage loans. These increases in loan net charge-offs primarily reflect higher levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development. We do not believe that the elevated level of total loan net charge-offs in the first nine months of 2009 is indicative of what we will experience during the balance of 2009 and beyond. 2009 loan net charge-offs have declined sequentially in each of the first three quarters from $29.7 million in the first quarter to $18.7 million in the second quarter and to $14.0 million in the third quarter. The majority of the loan net charge-offs in the first part of 2009 related to commercial loans and in particular several land or land development loans (due to significant drops in real estate values) and one large commercial credit (which defaulted in March 2009). Land and land development loans now total just $63.3 million (or 2.1% of total assets) and approximately 58% of these loans are already in non-performing or watch credit status and the entire portfolio has been carefully evaluated and an appropriate allowance or charge-off has been recorded. Further, the commercial loan portfolio is thoroughly analyzed each quarter through our credit review process and an appropriate allowance and provision for loan losses is recorded based on such review and in light of prevailing market conditions.
Allowance for loan losses

	Nine months ended
	September 30,
	2009		2008
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(in thousands)
Balance at beginning of period	$57,900	$2,144	$45,294	$1,936
Additions (deduction)
Provision charged to operating expense	78,208	(292)	44,039	(583)
Recoveries credited to allowance	2,130		2,707
Loans charged against the allowance	(64,528)		(38,142)

Balance at end of period	$73,710	$1,852	$53,898	$1,353

Net loans charged against the allowance to average Portfolio Loans (annualized)	3.41%		1.85%
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
Mepco’s allowance for loan losses is determined in a similar manner as discussed above and primarily takes into account historical loss experience and other subjective factors deemed relevant to their business as described in greater detail below.
Losses associated with the administration of the payment plan are included in the provision for loan losses. For the first nine months of 2009 and 2008, such losses totaled $0.3 million and $0.1 million, respectively. Mepco’s allowance for loan losses totaled $0.8 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively. Mepco has established procedures for payment plan servicing/administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our collateral position in the event of payment default or voluntary cancellation by the customer. Mepco also has established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is entirely done through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). There can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
The allowance for loan losses increased to 3.09% of total Portfolio Loans at September 30, 2009 from 2.35% at December 31, 2008. This increase is primarily due to increases in all of the components of the allowance for loan losses outlined above. The allowance for loan losses related to specific loans increased due to some larger reserves on some individual credits even though total non-performing commercial loans have declined since year end 2008. The allowance for loan losses related to other adversely rated loans increased primarily due to changes in the mix of commercial loan ratings. The allowance for loan losses related to historical losses increased due to higher loan net charge-offs. Finally, the allowance for loan losses related to subjective factors increased primarily due to weaker economic conditions in Michigan that have contributed to elevated levels of non-performing loans and net loan charge-offs.
Allocation of the Allowance for Loan Losses

	September 30,	December 31,
	2009	2008
	(in thousands)
Specific allocations	$22,940	$16,788
Other adversely rated loans	13,791	9,511
Historical loss allocations	22,775	20,270
Additional allocations based on subjective factors	14,204	11,331

	$73,710	$57,900

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
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has historically generated increases in customer relationships as well as deposit service charges. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. Despite these efforts our historic core deposit growth has not kept pace with the historic growth of our Portfolio Loans. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, the continued funding of Portfolio Loans with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
We have also implemented strategies that incorporate federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
     Alternative Sources of Funds

	September 30,				December 31,
	2009				2008
		Average				Average
	Amount	Maturity		Rate	Amount	Maturity		Rate
				(dollars in thousands)
Brokered CDs(1)	$529,521	1.8	years	2.31%	$182,283	1.1	years	3.63%
Fixed rate FHLB advances	124,454	2.2	years	2.54	314,214	2.3	years	3.49
Securities sold under agreements to Repurchase	35,000	1.1	years	4.42	35,000	1.9	years	4.42
FRB — Discount borrowing					189,500.1		years	0.54
Federal funds purchased					750	1	day	0.25

Total	$688,975	1.8	years	2.46%	$721,747	1.4	years	2.80%

(1)	Brokered CDs in the amount of $271.2 million and $25.0 million at September 30, 2009 and December 31, 2008, respectively, are callable from time to time at our option through their maturity dates.
Other borrowed funds, principally advances from the Federal Home Loan Bank (the “FHLB”), borrowings from the Federal Reserve Bank (the “FRB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $162.3 million at September 30, 2009, compared to $542.0 million at December 31, 2008. The $379.6 million decrease in other borrowed funds principally reflects the payoff of borrowings from the FRB and FHLB with funds from new Brokered CDs or from the growth in other deposits. The increase in Brokered CDs and use of these funds to payoff borrowings from the FRB and FHLB is designed to improve our liquidity profile. The Brokered CDs that we are issuing do not require any collateral and have longer maturity dates (generally two to five years). By paying off FRB and FHLB borrowings (which do require collateral), we increase our secured borrowing capacity.
Derivative financial instruments are employed to manage our exposure to changes in interest rates. (See “Asset/liability management.”) At September 30, 2009, we employed interest-rate swaps with an aggregate notional amount of $160.0 million and interest rate caps with an aggregate notional amount of $116.0 million. (See note #8 of Notes to Interim Consolidated Financial Statements.)
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
At September 30, 2009 we had $547.6 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.402 billion of our deposits at September 30, 2009 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the FDIC announced several programs during 2008 including increasing the deposit insurance limit from $100,000 to $250,000 at least until December 31, 2013 and providing unlimited deposit insurance for balances in non-interest bearing demand deposit and certain low-interest (an interest rate of 0.50% or less) transaction accounts until June 30, 2010. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite these moves by the FDIC and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced some of the financial ratings of our bank that are followed by our larger deposit customers, such as municipalities. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
We have developed contingency funding plans that stress tests our liquidity needs that may arise from certain events such as an adverse credit event or a disaster recovery situation. Our liquidity management also includes periodic monitoring that segregates assets between liquid and illiquid and classifies liabilities as core and non-core. This analysis compares our total level of illiquid assets to our core funding. It is our goal to have core funding sufficient to finance illiquid assets.
Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of Independent Bank Corporation. Currently $54.5 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to Independent Bank Corporation. Independent Bank Corporation, in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008.
In March 2006, the Federal Reserve Board issued a final rule that retains trust preferred securities in the Tier 1 capital of bank holding companies. After a transition period that originally was going to end on March 31, 2009 but that has recently been extended an additional two years (to March 31, 2011), the aggregate amount of trust preferred securities and certain other capital elements will be limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. Based upon our existing levels of Tier 1 capital, trust preferred securities and goodwill, this final Federal Reserve Board rule would have reduced our Tier 1 capital to average assets ratio by approximately 28 basis points at September 30, 2009, (this calculation assumes no transition period).
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
The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $4.3 million annually. In addition, the exercise price on the Warrant of $3.12 per share is presently below our book value per share (but above our tangible book value per share). If our market value per share exceeds the Warrant price, our diluted earnings per share will be reduced. Further, the exercise of the Warrant would be dilutive to our current book value per share.
On October 26, 2009 we announced that effective November 1, 2009, that we elected to defer regularly scheduled quarterly interest payments on our junior subordinated debentures (the “Debentures”) and quarterly dividend payments on our Preferred Stock. The Debentures are owned by IBC Capital Finance II, III and IV and Midwest Guaranty Trust I (the “Trusts”) and were funded by the Trusts’ issuance of the above referenced cumulative trust preferred securities (“Debt Securities”). The Preferred Stock was issued to the U.S. Treasury under the TARP CPP. The total estimated annual interest and dividends that would be payable on the Debentures (and the underlying Debt Securities) and the Preferred Stock, if not deferred, is approximately $9.0 million based on current interest rates.
The terms of the Debentures and trust indentures (the “Indentures”) allow us to defer payment of interest on the Debt Securities at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the Indentures) has occurred and is continuing. We are not in default with respect to the Indentures, and the deferral of interest does not constitute an event of default under the Indentures. While we defer the payment of interest, we will continue to accrue the interest expense owed at the applicable interest rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable.
So long as any shares of Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, (a) no dividend whatsoever may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan; and (b) neither we nor any of our subsidiaries may purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Preferred Stock for all prior dividend periods, other than purchases, redemptions or other acquisitions of our common stock or other junior stock in connection with the administration of its employee benefit plans in the ordinary course of business and consistent with past practice; pursuant to a publicly announced repurchase plan up to the increase in diluted shares outstanding resulting from the grant, vesting or exercise of equity-based compensation; any dividends or distributions of rights or junior stock in connection with any shareholders’ rights plan, redemptions or repurchases of rights pursuant to any shareholders’ rights plan; acquisition of record ownership of common stock or other junior stock or parity stock for the beneficial ownership of any other person who is not us or one of our subsidiaries, including as trustee or custodian; and the exchange or conversion of common stock or other junior stock for or into other junior stock or of parity stock for or into other parity stock or junior stock but only to the extent that such acquisition is required pursuant to binding contractual agreements entered into before December 12, 2008 or any subsequent agreement for the accelerated exercise, settlement or exchange thereof for common stock.
During the deferral period on the Debentures and Preferred Stock, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. Suspension of the common stock dividend will conserve an additional $1.0 million on an annualized basis. We paid the previously announced and declared common stock cash dividend of one cent per share on October 30, 2009 but all future dividends will be suspended so long as interest and dividend payments on the Debentures and Preferred Stock are being deferred.

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
Shareholders’ equity applicable to common stock declined to $89.4 million at September 30, 2009 from $126.4 million at December 31, 2008. Our tangible common equity (“TCE”) totaled $61.8 million and $97.5 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 2.11% at September 30, 2009 compared to 3.33% at December 31, 2008. We are exploring various alternatives in order to increase our TCE and regulatory capital ratios. Although our regulatory capital ratios remain at levels above “well capitalized” standards, because of: (a) the losses that we have incurred in recent quarters; (b) our elevated levels of non-performing loans and other real estate; and (c) the ongoing economic stress in Michigan, we have taken or may take the following actions to improve our regulatory capital ratios and preserve liquidity at our holding company level:
•	Eliminated our cash dividend on our common stock;

•	Deferred the dividends on our Preferred Stock;

•	Deferred the dividends on our Debentures;

•	Seek to convert some or all of our Preferred Stock and/or Debt Securities into common equity; and

•	Attempt to raise additional capital, including the possibility of a significant and large issuance of common stock, which could be highly dilutive to our existing shareholders.
The actions taken with respect to the payment of dividends on our capital instruments as described above will preserve cash at our bank holding company as we do not expect our bank subsidiary to be able to pay any cash dividends in the near term. Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB’s view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Although the FRB has not sought to restrict or limit the dividends that we have been paying on our capital instruments, our Board of Directors believed that it was in the best long-term interests of our shareholders to take the actions described above.

Capitalization

	September 30,	December 31,
	2009	2008
	(in thousands)
Subordinated debentures	$92,888	$92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, Series A, no par value	68,982	68,456
Common stock, par value $1.00 per share	23,832	22,791
Capital surplus	201,360	200,687
Accumulated deficit	(119,868)	(73,849)
Accumulated other comprehensive loss	(15,965)	(23,208)

Total shareholders’ equity	158,341	194,877

Total capitalization	$248,441	$284,977

Total shareholders’ equity at September 30, 2009 decreased $36.5 million from December 31, 2008, due primarily to our year-to-date 2009 net loss. Shareholders’ equity totaled $158.3 million, equal to 5.35% of total assets at September 30, 2009. At December 31, 2008, shareholders’ equity was $194.9 million, which was equal to 6.59% of total assets.
Our bank subsidiary remains “well capitalized” (as defined by banking regulations) at September 30, 2009.
Bank Capital Ratios

			Minimum	Minimum
			Ratio for	Ratio for
			Adequately	Well
	September 30,	December 31,	Capitalized	Capitalized
	2009	2008	Institutions	Institutions
Tier 1 capital to average assets	7.32%	8.25%	4.00%	5.00%
Tier 1 risk-based capital	9.41	10.62	4.00	6.00
Total risk-based capital	10.68	11.91	8.00	10.00
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
Changes in Market Value of Portfolio Equity and Tax Equivalent Net Interest Income

	Market Value		Tax Equivalent
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
September 30, 2009
200 basis point rise	170,100	8.34%	141,900	0.07%
100 basis point rise	165,800	5.61	141,000	(0.56)
Base-rate scenario	157,000		141,800
100 basis point decline	150,000	(4.46)	141,700	(0.07)
200 basis point decline	152,200	(3.06)	140,100	(1.20)

December 31, 2008
200 basis point rise	$202,900	(2.50)%	$129,700	(4.56)%
100 basis point rise	206,500	(0.77)	132,500	(2.50)
Base-rate scenario	208,100		135,900
100 basis point decline	204,600	(1.68)	137,900	1.47
200 basis point decline	192,400	(7.54)	134,400	(1.10)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.

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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment has been at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that has occurred. On January 12, 2009 the Financial Accounting Standards Board (“FASB”) issued ASC 325-40-65-1 (formerly Staff Position No. EITF 99-20-1— “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”) This standard has been applicable to our financial statements since December 31, 2008. In particular, this standard strikes the language that required the use of market participant assumptions about future cash flows from previous guidance. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording an other than temporary impairment charge of $0.02 million in the first nine months of 2009 compared to $0.1 million in the first nine months of 2008. Further, we did elect (effective January 1, 2008) fair value accounting pursuant to FASB ASC topic 825 “Financial Instruments” for certain of our preferred stock investments. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Prices for investment securities are largely provided by a pricing service. These prices consider benchmark yields, reported trades, broker / dealer quotes and issuer spreads. Furthermore, prices for mortgage securities consider: TBA prices, monthly payment information and collateral performance. As of September 30, 2009, the pricing service did not provide fair values for securities with a fair value of $39.8 million. Management estimated the fair value of these securities using similar techniques including: observed prices, benchmark yields, dealer bids and TBA pricing. These estimates are subject to change and the resulting level 3 valued securities may be volatile as a result. At September 30, 2009 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $6.4 million. This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.
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

At September 30, 2009 we had approximately $14.3 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded a decrease in the valuation allowance on capitalized mortgage loan servicing rights of $1.5 million in the first nine months of 2009.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under FASB ASC topic 815 “Derivatives and Hedging” the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At September 30, 2009 we had approximately $201.0 million in notional amount of derivative financial instruments that qualified for hedge accounting under this standard. As a result, generally, changes in the fair market value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings (we currently do not have any fair value hedges). The fair value of derivative financial instruments qualifying for hedge accounting was a negative $4.8 million at September 30, 2009.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At September 30, 2009 we had gross deferred tax assets of $56.6 million, gross deferred tax liabilities of $6.3 million and a valuation allowance of $49.7 million ($13.5 million of such valuation allowance was established in the first nine months of 2009 and the balance of which was established in 2008) resulting in a net deferred tax asset of $0.6 million. This valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s individual earnings. FASB ASC topic 740 “Income Taxes” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with this standard, we reviewed our deferred tax assets and determined that based upon a number of factors including our declining operating performance since 2005 and our net loss in 2008 and in the first nine months of 2009, overall negative trends in the banking industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity and in the first nine months of 2009 we recorded an additional $13.5 million valuation allowance. We had recorded no valuation allowance on our net deferred tax asset in prior years because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.

At September 30, 2009 we had $16.7 million of goodwill. Under FASB ASC topic 350 “Intangibles-Goodwill and Other” this asset must be periodically tested for impairment. We test our goodwill for impairment utilizing the methodology and guidelines established in this standard. This methodology involves assumptions regarding the valuation of the business segments that contain the acquired entities. We believe that the assumptions we utilize are reasonable. During 2008 we recorded a $50.0 million goodwill impairment charge. In the fourth quarter of 2008 we updated our goodwill impairment testing (interim tests had also been performed in the second and third quarters of 2008). Our common stock price dropped even further in the fourth quarter resulting in a wider difference between our market capitalization and book value. The results of the year end goodwill impairment testing showed that the estimated fair value of our bank reporting unit was less than the carrying value of equity. This necessitated a step 2 analysis and valuation. Based on the step 2 analysis (which involved determining the fair value of our bank’s assets, liabilities and identifiable intangibles) we concluded that goodwill was now impaired, resulting in this $50.0 million charge. The remaining goodwill of $16.7 million is at our Mepco reporting unit and the testing performed indicated that this goodwill is not impaired. Mepco had net income from continuing operations of $11.1 million in the first nine-months of 2009 and $10.7 million and $5.1 million in 2008 and 2007, respectively. Based primarily on Mepco’s estimated future earnings, the fair value of this reporting unit (utilizing a discounted cash flow method) has been determined to be in excess of its carrying value. We may incur additional impairment charges related to our remaining goodwill in the future due to changes in business prospects or other matters at Mepco that could affect our valuation assumptions.
Litigation Matters
We are involved in various litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operations.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
See “Liquidity and capital resources” and “Asset/liability management” sections above regarding changes that have occurred in the market risk faced by the Registrant since December 31, 2008.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended September 30, 2009, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Several marketers and sellers of the vehicle service contracts, including companies from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has affected or may in the future affect sales throughout the industry. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry. These events could have an adverse impact on Mepco in several ways. First, we will face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses in general in dealing with these industry problems.
Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities
The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2009, pursuant to our share repurchase plan:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares
			Publicly	Authorized for
	Total Number of	Average Price	Announced	Purchase Under
Period	Shares Purchased(1)	Paid Per Share	Plan(2)	the Plan

July 2009	416	$1.75
August 2009
September 2009

Total	416	$1.75	0	8,034

(1)	Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	Our current stock repurchase plan authorizes the purchase up to 25,000 shares of our common stock. The repurchase plan expires on December 31, 2009.

Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 6, 2009	By	/s/ Robert N. Shuster
Robert N. Shuster,
Principal Financial Officer

Date November 6, 2009	By	/s/ James J. Twarozynski
James J. Twarozynski,
Principal Accounting Officer