Form 10-K
period 2009-12-31
INDEPENDENT BANK CORP /MI/
filed 2010-02-26
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2009, was $30,670,000.
The number of shares outstanding of the Registrant’s common stock as of February 26, 2010 was 24,032,177.
Documents incorporated by reference Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II and Part III of this Form 10-K.
The Exhibit Index appears on Pages 38-39

FORWARD-LOOKING STATEMENTS
Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” and “plan,” and statements about future financial and operating results, plans, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements express management’s current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although management believes that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the risks and uncertainties detailed under “Risk Factors” set forth below. The key risks are summarized as follows:
•	If we are unable to successfully raise new equity capital and otherwise implement our capital restoration plan, it will be extremely difficult for us to withstand current economic conditions and any further deterioration in our loan portfolio;

•	Future loan losses could exceed the reserves we maintain for such losses;

•	Economic conditions in Michigan are worse in many cases than national economic conditions and the ability of the Michigan economy to recover, and the pace of such recovery, is expected to have a material impact on our future financial success;

•	Conditions in regional and local real estate markets are expected to have a material impact on our future financial success;

•	Current turmoil in the vehicle service contract industry has increased the credit risk and reputation risk for our subsidiary, Mepco Finance Corporation, have led and may continue to lead to significant losses for Mepco, and will contribute to a decrease in the average earning assets of Mepco, which has historically operated at a profit and decreased the size of the losses we have incurred in recent periods;

•	Legislative and regulatory changes could increase our expenses, decrease our income, and otherwise have a negative impact on our results of operations;

•	Our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility;

•	The continued services of our management team are critical as we work through our asset quality issues and the implementation of our capital restoration plan, yet our ability to compensate our executives is subject to restrictions that do not apply to many of our competitors;

•	Media reports regarding ongoing bank failures and any negative publicity regarding our capital position could result in our loss of core deposits;

•	Our capital raising initiatives will result in significant dilution to our current shareholders;

•	Implementation of our capital restoration plan could result in the U.S. Treasury or another large investor owning a significant percentage of our common stock, and such investor’s interests could be different than the interests of our smaller shareholders;

•	Our common stock may be delisted from the Nasdaq Global Stock Market;

•	We have suspended all quarterly payments on our preferred stock and our trust preferred securities and we do not know if or when such payments will resume;

•	We are currently prohibited from paying cash dividends on our common stock and will, for the foreseeable future, be subject to material restrictions on our ability to pay cash dividends;

•	The liquidity and market price of our common stock may be materially and adversely affected by our current financial condition and the capital raising initiatives we are pursuing.
You are urged to read the “Risk Factors” section below carefully and not rely on the above summary.
In addition, other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows, financial position, and prospects. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this Annual Report on Form 10-K are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I
ITEM 1. BUSINESS
Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. We are registered under the Bank Holding Company Act of 1956, as amended, and own the outstanding stock of Independent Bank (the “Bank”) which is organized under the laws of the State of Michigan. During 2007, we consolidated our existing four bank charters into one.
Aside from the stock of our Bank, we have no other substantial assets. We conduct no business except for the collection of dividends from our Bank and the payment of dividends to our shareholders. Certain employee retirement plans (including employee stock ownership and deferred compensation plans) as well as health and other insurance programs have been established by us. The costs of these plans are borne by our subsidiaries.
We have no material patents, trademarks, licenses or franchises except the corporate franchise of our Bank which permits it to engage in commercial banking pursuant to Michigan law.
Our Bank’s main office location is Ionia, Michigan and it had total loans (excluding loans held for sale) and total deposits of $2.299 billion and $2.566 billion, respectively, at December 31, 2009.
Our Bank transacts business in the single industry of commercial banking. Most of our Bank’s offices provide full-service lobby and drive-thru services in the communities they serve. Automatic teller machines are also provided at most locations.
Our Bank’s activities cover all phases of banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services. Our Bank’s mortgage lending activities are primarily conducted through a separate mortgage bank subsidiary. Mepco Finance Corporation, a subsidiary of our Bank, acquires (on a full recourse basis) and services payment plans used by consumers to purchase vehicle service contracts and similar products provided and administered by third parties. In addition, our Bank offers title insurance services through a separate subsidiary and provides investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc. Our Bank does not offer trust services. Our principal markets are the rural and suburban communities across Lower Michigan that are served by our Bank’s branch network. Our Bank serves its markets through its main office and a total of 105 branches, 4 drive-thru facilities and 5 loan production offices. The ongoing economic stress in Michigan has adversely impacted many of our markets which is manifested in higher levels of loan defaults and lower demand for credit.
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
The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income. The sources of revenue for the three most recent years are as follows:

	2009	2008	2007
Interest and fees on loans	71.8%	80.0%	74.8%
Other interest income	4.5	7.3	7.7
Non-interest income	23.7	12.7	17.5

	100.0%	100.0%	100.0%

As of December 31, 2009, we had 1,034 full-time employees and 297 part-time employees.

ITEM 1. BUSINESS (Continued)
Recent Developments
On December 18, 2009, the Board of Directors of our subsidiary Bank adopted resolutions requiring our Bank to achieve certain minimum capital ratios. Set forth below are the actual capital ratios of our subsidiary Bank as of December 31, 2009, the minimum capital ratios imposed by our Bank’s Board, and the minimum ratios necessary to be considered “well capitalized” under federal regulatory standards:

	Actual as of	Ratios Established	Required to be
	12/31/09	by Bank’s Board	Well Capitalized
Total Capital to Risk-Weighted Assets	10.36%	11.0%	10.0%

Tier 1 Capital to Average Total Assets	6.72%	8.0%	5.0%

Although our Bank’s regulatory capital ratios remain at levels above federal regulatory “well capitalized” standards, because of the losses we have incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Michigan, our Bank’s Board has determined that we should maintain capital in excess of such levels and has, by resolution, established the minimum ratios set forth above. These resolutions were adopted in conjunction with discussions with our Bank’s federal and state regulators and in response to issues highlighted in the most recent exam report issued by the Federal Reserve Board, our Bank’s primary federal regulator. We may not rescind or materially modify any of these resolutions without notice to the federal and state bank regulators.
Beginning in December of 2009, we exercised our right to defer all quarterly payments on the outstanding trust preferred securities issued by our trust subsidiaries and all quarterly dividends payable on the preferred stock we issued to the United States Department of Treasury (“UST”) in December of 2008. We have also stopped paying any cash dividend on our common stock. These actions will preserve cash at IBC as we do not expect Independent Bank, our Bank subsidiary, to be able to pay any cash dividends in the near term.
In addition, we held a special meeting of shareholders on January 29, 2010, pursuant to which our shareholders approved (i) an amendment to our Articles of Incorporation to increase the number of shares of common stock our Board of Directors is authorized to issue, (ii) our issuance of shares of our common stock in exchange for certain of our trust preferred securities and in exchange for the preferred shares held by the UST, and (iii) an option exchange program pursuant to which our employees (excluding our “named executive officers” and excluding any directors) are eligible to exchange underwater options for new options at approximately a value-for-value exchange.
In connection with the stock option exchange program described in the preceding paragraph, we will file a Schedule TO with the SEC and will provide holders of eligible options with written materials explaining the terms and timing of the program. Persons who are eligible to participate in the stock option exchange program should read these written materials carefully when they become available because they will contain important information about the stock option exchange program. When filed, persons can obtain the tender offer statement and other filed documents for free by visiting the SEC’s Web site at www.sec.gov or by visiting the Investor Relations tab of the Company’s web site at www.IndependentBank.com.
In January of 2010, our Board of Directors adopted a Capital Restoration Plan (the “Capital Plan”) that outlines certain actions to be pursued in order to strengthen our capital position. Due to recent events affecting the national economy and particularly the Michigan economy, we believe that additional capital is necessary to maintain and strengthen our capital base as the effects of these events impact our business over the coming months and years. Our Bank began to experience rising levels of non-performing loans and higher provisions for loan losses in 2006. Our Bank remained profitable through the second quarter of 2008. However, since the third quarter of 2008, our Bank has incurred six consecutive quarterly losses, which have pressured its capital ratios. In response to these losses, continuing economic stress in Michigan, and elevated levels of non-performing assets, our Board adopted the Capital Plan. The Capital Plan documents our objectives for increasing our capital ratios and the various methods to be employed to reach these objectives.

ITEM 1. BUSINESS (Continued)
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios adopted by the Board of Directors of our subsidiary bank on December 18, 2009, and set forth above. The Capital Plan outlines three primary transactions that are being or will be pursued in order to meet those capital ratios, as follows:
First, in December of 2009, we made a proposal to the UST to issue shares of our common stock in exchange for up to the entire $72 million in aggregate liquidation value of CPP preferred shares held by the UST. Since making the proposal, we have continued to supply the UST with additional information to assist it in evaluating our proposal. Negotiations with the UST are ongoing.

Second, we intend to offer to issue shares of our common stock in exchange for outstanding trust preferred securities issued by our trust subsidiaries. If completed, this exchange offer would result in a reduction in our obligation to make quarterly distributions to holders of trust preferred securities and would result in an increase to our tangible common shareholders’ equity. We expect to commence this exchange offer as soon as our registration statement filed with the SEC has been declared effective.

Third, after the completion of the exchange offer for trust preferred securities described in the preceding paragraph, and subject to market conditions, we currently intend to raise additional capital in a public offering of our common stock for cash, in which we currently intend to seek to raise gross proceeds of between $50 million and $150 million.
We filed a registration statement (including a preliminary prospectus and related exchange offer materials) on Form S-4 with the SEC on January 27, 2010, in connection with our proposed offer to issue our common stock in exchange for certain of our outstanding trust preferred securities, described above. This registration statement has not yet become effective. Before any person decides whether to participate in such exchange offer (if and when it is commenced by us), the preliminary prospectus in that registration statement and the other documents we have filed with the SEC and may file with the SEC prior to commencement of the exchange offer should be read for more complete information about IBC and the exchange offer. You may obtain these documents for free by visiting the SEC’s Web site at www.sec.gov or by visiting the Investor Relations tab of the Company’s web site at www.IndependentBank.com.
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

ITEM 1. BUSINESS (Continued)
Federal law and regulations establish supervisory standards applicable to the lending activities of our Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.
Regulatory Developments
Emergency Economic Stabilization Act of 2008. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA enables the federal government, under terms and conditions developed by the Secretary of the UST, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the UST is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed below.
Troubled Assets Relief Program (TARP). Under TARP, the UST authorized a voluntary capital purchase program (“CPP”) to purchase senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments (as defined in EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends.
On December 12, 2008, we participated in the CPP and issued $72 million in capital to the UST in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the UST received a warrant to purchase 3,461,538 shares of our common stock at a price of $3.12 per share. Of the total proceeds, $68.4 million was initially allocated to the preferred stock and $3.6 million was allocated to the warrant (included in capital surplus) based on the relative fair value of each. The exercise price for the warrant was determined based on the average of closing prices of our common stock during the 20-trading day period ended November 20, 2008, the last trading day prior to the date the UST approved our participation in the CPP. The warrant is exercisable, in whole or in part, over a term of 10 years.
The securities purchase agreement, dated December 12, 2008, pursuant to which the securities issued to the UST under the CPP were sold, limits the payment of dividends on our common stock; limits our ability to repurchase shares of common stock (with certain exceptions); grants the holders of the preferred stock, the warrant and our common stock to be issued under the warrant certain registration rights; and subjects us to the executive compensation limitations included in the EESA. Beginning in November 2009, we suspended quarterly dividends on the preferred stock issued to the UST in order to preserve capital. As a result of this suspension of dividends, we are currently prohibited from paying any dividends on our common stock until all accrued and unpaid dividends have been paid on the preferred stock issued to the UST. Even after all such accrued dividends have been paid, the securities purchase agreement we entered into with the UST prohibits us from paying more than a $0.01 per share quarterly dividend without the prior approval of the UST until the earlier of December 12, 2011, the date we redeem all of such preferred stock from the UST, or the date the UST transfers all such preferred stock to a transferee that is not affiliated with the UST.
Federal Deposit Insurance Coverage. The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and on May 20, 2009, this temporary increase in the insurance limit was extended until December 31, 2013. Separate from the EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through June 30, 2010.

ITEM 1. BUSINESS (Continued)
Financial Stability Plan. On February 10, 2009, the UST announced the Financial Stability Plan (“FSP”), which is a comprehensive set of measures intended to shore up the U.S. financial system and earmarks the balance of the unused funds originally authorized under the EESA. The major elements of the FSP include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new_public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.
Financial institutions receiving assistance under the FSP going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. We cannot predict at this time the effect that the FSP may have on us or our business, financial condition or results of operations.
American Recovery and Reinvestment Act of 2009. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”). In enacting the ARRA, Congress intended to provide a stimulus to the U.S. economy in light of the significant economic downturn. The AARA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and numerous domestic spending efforts in education, healthcare and infrastructure. The ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided financial institutions, including banks that have received or will receive assistance under TARP.
Under the ARRA, a financial institution will be subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:
•	Limits on compensation incentives for risk-taking by senior executive officers;

•	Requirement of recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “golden parachute payments” (as defined in the AARA);

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	Establishment of board compensation committees by publicly-registered TARP recipients comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, and incentive compensation, except for payments of long-term restricted stock; and

•	Limitation on luxury expenditures.
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
Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). The HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Access to low-cost refinancing for responsible homeowners suffering from falling home prices;

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes; and

•	Support of low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

ITEM 1. BUSINESS (Continued)
In addition, the U.S. Government, the Federal Reserve, the UST, the FDIC and other governmental and regulatory bodies have taken, or may be considering taking, other actions to address the financial crisis. There can be no assurance, however, as to the actual impact of these actions on the financial markets and their potential impact on our business.
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
In addition and subject to certain exceptions, the Change in the Bank Control Act (“Control Act”) and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days’ written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the acquisition.
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

ITEM 1. BUSINESS (Continued)
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
Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Bank Holding Company Act generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, we have not applied for approval to operate as a financial holding company and have no current intention to do so.
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
Included in our Tier 1 capital is $41.9 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.
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

ITEM 1. BUSINESS (Continued)
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
Finally, dividends on our common stock must be paid in accordance with the terms and restrictions of the CPP. Beginning in November 2009, we suspended quarterly dividends on the preferred stock issued to the UST pursuant to the CPP. As a result of this suspension of dividends, we are currently prohibited from paying any dividends on our common stock until all accrued and unpaid dividends have been paid on the preferred stock issued to the UST. Even after all such accrued dividends have been paid, the consent of the UST will be required for us to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than $0.01 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of our common stock, and (iii) dividends or distributions of rights or junior stock in connection with any shareholders’ rights plan. The restrictions set forth in the preceding sentence apply until the earlier of December 12, 2011, the date we redeem all of such preferred stock from the UST, or the date the UST transfers all such preferred stock to a transferee that is not affiliated with the UST.
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
Our Bank
General. Our Bank is a Michigan banking corporation, is a member of the Federal Reserve System and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. As a member of the Federal Reserve System, and a Michigan chartered bank, our Bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve Board as its primary federal regulator, and OFIR, as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to our Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.
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
Under the FDIC’s prevailing rate schedule, assessments are made and adjusted based on risk. Premiums are assessed and collected quarterly by the FDIC. Beginning as of the second quarter of 2009, banks in the lowest risk category paid an initial base rate ranging from 12 to 16 basis points (calculated as an annual rate against the bank’s deposit base) for insurance premiums, with certain potential adjustments based on certain risk factors affecting the bank. That base rate is subject to increase to 45 basis points for banks that pose significant supervisory concerns, with certain potential adjustments based on certain risk factors affecting the bank.

ITEM 1. BUSINESS (Continued)
FDIC insurance assessments could continue to increase in the future due to continued depletion of the DIF.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment (which totaled $1.4 million for our Bank) was paid on September 30, 2009. The FDIC may impose additional special assessments under certain circumstances.
During the fourth quarter of 2009 we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $22.0 million at December 31, 2009 and will be expensed over the assessment period (through the fourth quarter of 2012). The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in actual deposit balances and assessment rates used during each assessment period.
In addition, in 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (TAGP). Under the TAGP, funds in non-interest bearing transaction accounts, in interest-bearing transaction accounts with an interest rate of 0.50% or less, and in Interest on Lawyers Trust Accounts (IOLTA) will have a temporary (until June 30, 2010) unlimited guarantee from the FDIC. The coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules which insure accounts up to $250,000. Participation in the TAGP requires the payment of additional insurance premiums to the FDIC.
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

ITEM 1. BUSINESS (Continued)
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
At December 31, 2009, our Bank’s ratios exceeded minimum requirements for the well-capitalized category. In conjunction with its discussions with federal and state regulators, the Board of Directors of our Bank adopted resolutions in December of 2009 requiring our Bank to achieve minimum capital ratios that are higher than the minimum requirements described in the Federal Reserve’s capital guidelines. See “Recent Developments” above for more information. Our Bank currently does not meet these higher capital ratios.
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
In addition to these restrictions, in December of 2009, the Board of Directors of our Bank adopted resolutions that prohibit our Bank from paying any dividends to our holding company without the prior written approval of the Federal Reserve and the OFIR. See “Recent Developments” above for more information.

ITEM 1. BUSINESS (Continued)
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
Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIR (1) acquisition of Michigan banks by FDIC-insured banks or savings banks located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank or savings bank located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks or savings banks located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

ITEM 1. BUSINESS (Continued)
Mepco Finance Corporation.
Our subsidiary, Mepco Finance Corporation, is engaged in the business of acquiring (on a full recourse basis) and servicing payment plans used by consumers throughout the United States who have purchased a vehicle service contract and choose to make monthly payments for their coverage. In the typical transaction, no interest or other finance charge is charged to these consumers. As a result, Mepco is generally not subject to regulation under consumer lending laws. However, Mepco is subject to various federal and state laws designed to protect consumers, including laws against unfair and deceptive trade practices and laws regulating Mepco’s payment processing activities, such as the Electronic Funds Transfer Act.
Mepco purchases these payment plans, on a full recourse basis, from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as finance receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses, included in non-interest expenses, for estimated defaults by these counterparties in their recourse obligations to Mepco.
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

(B) INTEREST RATES AND INTEREST DIFFERENTIAL

(C) INTEREST RATES AND DIFFERENTIAL
The information set forth in the tables captioned “Average Balances and Tax Equivalent Rates” and “Change in Tax Equivalent Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
II.	INVESTMENT PORTFOLIO
     (A) The following table sets forth the book value of securities at December 31:

	2009	2008	2007
	(in thousands)
Trading — Preferred stock	$54	$1,929

Available for sale
States and political subdivisions	$67,132	$105,553	$208,132
U.S agency mortgage-backed	47,522	48,029	59,004
Private label mortgage-backed	30,975	36,887	50,475
Other asset-backed	5,505	7,421	10,400
Trust preferred	13,017	12,706	9,985
Preferred stock		4,816	24,198
Other			2,000

Total	$164,151	$215,412	$364,194

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
II.	INVESTMENT PORTFOLIO (Continued)
     (B) The following table sets forth contractual maturities of securities at December 31, 2009 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Trading — Preferred stock							$54	0.00%

Tax equivalent adjustment for calculations of yield							$0

Available for sale
States and political subdivisions	$2,741	7.16%	$13,320	7.48%	$25,478	6.26%	$25,593	6.37%
U.S agency mortgage-backed	836	4.60	26,742	4.19	11,176	6.48	8,768	4.62
Private label mortgage-backed	565	4.83	24,094	4.83	6,316	5.08
Other asset-backed			5,505	6.97
Trust preferred							13,017	7.66

Total	$4,142	6.33%	$69,661	5.26%	$42,970	6.14%	$47,378	6.40%

Tax equivalent adjustment for calculations of yield	$69		$348		$558		$571

The rates set forth in the tables above for obligations of state and political subdivisions and preferred stock have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows:

	Tax-Exempt		Rate on Tax
	Rate	Adjustment	Equivalent Basis
Trading — After 10 years	0.00%	0.00%	0.00%

Available for sale
Under 1 year	4.66%	2.50%	7.16%
1-5 years	4.86	2.62	7.48
5-10 years	4.07	2.19	6.26
After 10 years	4.14	2.23	6.37

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO
     (A) The following table sets forth total loans outstanding at December 31:

	2009	2008	2007	2006	2005
	(in thousands)
Loans held for sale	$34,234	$27,603	$33,960	$31,846	$28,569
Real estate mortgage	749,298	839,496	873,945	865,522	852,742
Commercial	840,367	976,391	1,066,276	1,083,921	1,030,095
Installment	303,366	356,806	368,478	350,273	304,053
Finance receivables	406,341	286,836	209,631	160,171	178,286

Total Loans	$2,333,606	$2,487,132	$2,552,290	$2,491,733	$2,393,745

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
     (B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2009:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Real estate mortgage	$39,153	$18,145	$6,068	$63,366
Commercial	393,732	386,879	59,756	840,367
Finance receivables	119,119	287,222		406,341

Total	$552,004	$692,246	$65,824	$1,310,074

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2009:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$674,252	$17,994	$692,246
Due after five years	60,089	5,735	65,824

Total	$734,341	$23,729	$758,070

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO (Continued)
     (C) The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2009	2008	2007	2006	2005
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$105,965	$122,639	$72,682	$35,683	$11,546

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	3,940	2,626	4,394	3,479	4,862

(c) Loans not included above which are “troubled debt restructurings” as defined by accounting guidance	71,961	9,160	173	60	84

Total	$181,866	$134,425	$77,249	$39,222	$16,492

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $11,201,000 would have been earned in 2009 had loans in categories (a) and (c) remained at their original terms; however, only $3,817,000 was included in interest income for the year with respect to these loans.
     Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $24,264,000 at December 31, 2009. These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss.
     At December 31, 2009, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).
     There were no other interest-bearing assets at December 31, 2009, that would be required to be disclosed above (Item III(C)), if such assets were loans.
     Total loans include $1.7 million of finance receivables from customers domiciled in Canada. There were no other foreign loans outstanding at December 31, 2009.

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE
     (A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2009	2008	2007
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,333,606	$2,487,132	$2,552,290

Average total loans outstanding for the year (net of unearned fees)	$2,470,568	$2,569,368	$2,541,305

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$57,900	$2,144	$45,294	$1,936	$26,879	$1,881

Loans charged-off
Real estate mortgage	22,869		11,942		6,644
Commercial	51,840		43,641		14,236
Installment	7,562		6,364		5,943
Finance receivables	25		49		213

Total loans charged-off	82,296		61,996		27,036

Recoveries of loans previously charged-off
Real estate mortgage	791		318		381
Commercial	731		1,800		328
Installment	1,271		1,340		1,629
Finance receivables	2		31		8

Total recoveries	2,795		3,489		2,346

Net loans charged-off	79,501		58,507		24,690
Additions to allowance charged to operating expense	103,318	(286)	71,113	208	43,105	55

Balance at end of year	$81,717	$1,858	$57,900	$2,144	$45,294	$1,936

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	3.22%		2.28%		.97%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.50		2.33		1.77

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2006	2005
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,491,733	$2,393,745

Average total loans outstanding for the year (net of unearned fees)	$2,472,091	$2,268,846

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$22,420	$1,820	$24,162	$1,846

Loans charged-off
Real estate mortgage	2,660		1,611
Commercial	6,214		5,141
Installment	4,913		4,246
Finance receivables	274		94

Total loans charged-off	14,061		11,092

Recoveries of loans previously charged-off
Real estate mortgage	215		97
Commercial	496		226
Installment	1,526		1,195
Finance receivables

Total recoveries	2,237		1,518

Net loans charged-off	11,824		9,574
Additions to allowance charged to operating expense	16,283	61	7,832	(26)

Balance at end of year	$26,879	$1,881	$22,420	$1,820

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.48%		.42%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.08		.94
     The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable loan losses.
     Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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
     (B) We have allocated the allowance for loan losses to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follows:

	2009		2008		2007
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$41,259	36.1%	$33,090	39.3%	$27,829	41.8%
Real estate mortgage	18,434	33.5	8,729	34.9	4,657	35.6
Installment	6,404	13.0	4,264	14.3	3,224	14.4
Finance receivables	754	17.4	486	11.5	475	8.2
Unallocated	14,866		11,331		9,109

Total	$81,717	100.0%	$57,900	100.0%	$45,294	100.0%

	2006		2005
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$15,010	43.5%	$11,735	43.0%
Real estate mortgage	1,645	36.0	1,156	36.8
Installment	2,469	14.1	2,835	12.7
Finance receivables	292	6.4	293	7.5
Unallocated	7,463		6,401

Total	$26,879	100.0%	$22,420	100.0%

ITEM 1. BUSINESS — STATISTICAL DISCLOSURE (Continued)
V.	DEPOSITS
     The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2009		2008		2007
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$321,802		$301,117		$300,886
Savings and NOW	992,529	0.58%	968,180	1.06%	971,807	1.93%
Time deposits	1,019,624	2.91	917,403	3.97	1,439,177	4.88

Total	$2,333,955	1.52%	$2,186,700	2.14%	$2,711,870	3.28%

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2009:

(in thousands)
Three months or less	$25,646
Over three through six months	29,463
Over six months through one year	45,756
Over one year	66,797

Total	$167,662

VI.	RETURN ON EQUITY AND ASSETS
     The ratio of net income (loss) to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2009	2008	2007	2006	2005
Income (loss) from continuing operations as a percent of(1)
Average common equity	(90.72)%	(39.01)%	3.96%	13.06%	18.63%
Average total assets	(3.17)	(2.88)	0.31	0.99	1.42

Net income (loss) as a percent of(1)
Average common equity	(90.72)	(39.01)	4.12	12.82	19.12
Average total assets	(3.17)	(2.88)	0.32	0.97	1.45

Dividends declared per share as a percent of diluted net income per share	NM	NM	186.67	54.55	36.04

Average shareholders’ equity as a percent of average total assets	5.80	7.50	7.72	7.60	7.61

(1)	For 2009 and 2008, these amounts are calculated using loss from continuing operations applicable to common stock and net loss applicable to common stock.

NM — Not meaningful.
     Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS
     Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Item 8, Part II of this report.

ITEM 1A. RISK FACTORS
Our results of operations, financial condition, and business may be materially and adversely affected if we are unable to successfully implement our Capital Plan. Our Capital Plan, which is described in more detail under Item 1 — “Business” above, contemplates three primary initiatives that have been or will be undertaken in order to increase our common equity capital, decrease our expenses, and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. Those three initiatives are (1) an offer we have made to the UST to issue shares of our common stock in exchange for up to the entire $72 million in aggregate liquidation value of the shares of preferred stock held by the UST; (2) an offer to exchange shares of our common stock for our outstanding trust preferred securities; and (3) a public offering of our common stock for cash. We cannot be sure we will be able to successfully execute on these identified initiatives in a timely manner or at all. The successful implementation of our Capital Plan is, in many respects, largely out of our control and depends on factors such as the willingness of the UST to exchange the shares of our preferred stock it holds for shares of our common stock, the willingness of holders of our trust preferred securities to exchange such securities for shares of our common stock, and our ability to sell our common stock or other securities for cash. These factors, in turn, may depend on factors outside of our control such as the stability of the financial markets, other macro economic conditions, and investors’ perception of the ability of the Michigan economy to recover from the current recession.
If we are unable to achieve the minimum capital ratios set forth in our Capital Plan in the near future, it would likely materially and adversely affect our business, financial condition, and the value of our securities. An inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors, as described elsewhere in this “Risk Factors” section.
In addition, we believe that if we are unable to achieve the minimum capital ratios set forth in our Capital Plan by or within a reasonable time after the April 30, 2010 deadline imposed by our Board and if our financial condition and performance otherwise fail to improve significantly, it is likely we will not be able to remain well-capitalized under federal regulatory standards. In that case, we also expect our primary bank regulators would impose additional regulatory restrictions and requirements on us through a regulatory enforcement action. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC, which would likely have a material adverse impact on our business and financial condition. If our regulators take enforcement action against us, we could be required to take affirmative steps in an effort to improve our overall condition and we would likely be required to perform additional reporting to our banking regulators. We believe such additional reporting would increase our expenses and divert management attention and other resources from the operation of our Bank. Any regulatory enforcement action could also limit our ability to develop new business lines and/or could require the sale of certain assets. There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC.
These additional restrictions would make it increasingly difficult for us to withstand the current economic conditions and any continued deterioration in our loan portfolio. In that case, we may be required to engage in a sale or other transaction with a third party or our subsidiary Bank could be placed into receivership by bank regulators. Any such event could be expected to result in a loss of the entire value of our outstanding shares of common stock and could also result in a loss of the entire value of our outstanding trust preferred securities and preferred stock.
We have credit risk inherent in our asset portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses. Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. We have experienced and may continue to experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results.
In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.
Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally, and particularly by the continued economic slowdown in Michigan. Our success depends to a great extent upon the general economic conditions in Michigan’s Lower Peninsula. We have in general experienced a slowing economy in Michigan since 2001. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Michigan’s Lower Peninsula. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans will be impacted by local economic conditions. The continued economic difficulties faced in Michigan has had and may continue to have many adverse consequences, including the following:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.
Additionally, the overall capital and credit markets have been experiencing unprecedented levels of volatility and disruption during the past two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly and may continue to increase. In particular, according to data published by the federal Bureau of Labor Statistics, Michigan’s unemployment rate in December 2009 of 14.6% was the worst among all states.
During the past year, the general business environment has continued to have an overall adverse effect on our business, and this environment is not expected to improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to continue to be adversely affected.
Current market developments, particularly in real estate markets, may adversely affect our industry, business and results of operations. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of these conditions, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.
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
Recent events in the vehicle service contract industry have increased our credit risk and reputation risk and could expose us to significant losses. One of our subsidiaries, Mepco Finance Corporation, is engaged in the business of acquiring (on a full recourse basis) and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our Bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco. The refund obligations of these counterparties are not fully secured.
In addition, several of these providers, including the counterparty described in the next risk factor below and other companies from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has adversely affected and may in the future continue to adversely affect sales and customer cancellations of purchased products throughout the industry, which have already been negatively impacted by the economic recession. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry.
These events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. In 2009, we recorded a $31.2 million charge related to estimated potential losses for vehicle service contract counterparty contingencies. We may incur similar charges in the future. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. Largely as a result of these events, we recently wrote down all of the $16.7 million of goodwill associated with Mepco that was being carried on our balance sheet. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems.
Mepco also faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans. Mepco’s business is highly specialized, and its success will depend largely on the continued services of its executives and other key employees familiar with its business. In addition, because financing in this market is conducted primarily through relationships with unaffiliated automobile service contract direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight is generally more difficult than in our bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of significant loss in this business.
As of December 31, 2009, the net finance receivables held by Mepco represented approximately 13.7% of our consolidated assets.
Mepco has significant exposure to a single counterparty that is experiencing extreme financial difficulties. The failure of this counterparty is likely to have a material adverse effect on our financial condition and results of operations. Over 40% of Mepco’s current outstanding receivables were purchased from a single counterparty. Beginning in the second half of 2009, this counterparty experienced decreased sales (and ceased all new sales in December of

2009) and significantly increased levels of customer cancellations. Customer cancellations trigger an obligation of this counterparty to us to repay the unearned portion of the sales price for the payment plan previously advanced by us to the counterparty. In addition, this counterparty is subject to a multi-state attorney general investigation regarding certain of the counterparty’s business practices and multiple civil lawsuits. These events have increased costs for the counterparty, putting further pressure on its cash flow and profitability. In December of 2009, we were advised that this counterparty plans to wind down its business operations and is contemplating a bankruptcy filing in the near future.
Mepco is actively working to reduce its credit exposure to this counterparty. The amount of payment plans (finance receivables) purchased from this counterparty and outstanding at December 31, 2009 totaled approximately $206.1 million. In addition, as of December 31, 2009, this counterparty owed Mepco $16.2 million for previously cancelled payment plans. The wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor its recourse obligations on payment plans that Mepco has purchased which are cancelled prior to payment in full. In that event, Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors and through the liquidation of certain collateral held by Mepco. However, we are not certain as to the amount of any such recoveries. In 2009, Mepco recorded an aggregate $19.0 million expense (as part of vehicle service contract counterparty contingencies that is included in non-interest expense) to establish a reserve for losses related to this counterparty.
Mepco has historically contributed a meaningful amount of profit to our consolidated results of operations, but we expect the size of its business to shrink significantly beginning in 2010. For 2008 and 2007, Mepco had net income of $10.7 million and $5.5 million, respectively. With the counterparty losses experienced by Mepco late in 2009 (including those related to the counterparty described above) and a $16.7 million goodwill impairment charge, Mepco incurred an $11.7 million loss in 2009. As of December 31, 2009, the net finance receivables held by Mepco represented approximately 13.7% of our consolidated assets. However, as a result of the loss of business with the counterparty described above as well as our desire to reduce finance receivables as a percentage of total assets, we expect Mepco’s total earning assets to decrease by approximately 50% in 2010. As a result, the reduction in the size of Mepco’s business could adversely affect our financial results and make it more difficult for us to be profitable on a consolidated basis in the near future.
We face uncertainty with respect to efforts by the federal government to help stabilize the U.S. financial system. Beginning in the fourth quarter of 2008, the federal government enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See Item 1 — “Business—Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.
In addition, these statutes are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the impact that any such changes will have on the effectiveness of the federal government’s efforts to stabilize the credit markets or on our business, financial condition or results of operations. These federal initiatives could involve regulatory changes that may have an adverse impact on our business.
We have credit risk inherent in our securities portfolio. We maintain diversified securities portfolios, which include obligations of the UST and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that we do not control, such as market interest rates. A meaningful portion of our revenues are derived from gains on the sale of real estate mortgage loans. For 2009, these gains represented over 4% of our total revenues. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.
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
Our operations may be adversely affected if we are unable to secure adequate funding. Our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility. We rely on wholesale funding, including Federal Home Loan Bank borrowings, brokered deposits, and Federal Reserve Bank borrowings, to augment our core deposits to fund our business. As of December 31, 2009, our use of such wholesale funding sources amounted to approximately $760 million. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our commercial and consumer banking operations. The continued availability to us of these funding sources is uncertain, and brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.
In addition, if we fail to remain “well-capitalized” under federal regulatory standards, which is likely if we are unable to successfully implement our Capital Plan, we will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC. As of December 31, 2009, we had brokered deposits of approximately $629 million. As a result, any such restrictions on our ability to access brokered deposits is likely to have a material adverse impact on our business and financial condition.
Moreover, we cannot be sure that we will be able to maintain our current level of core deposits. Our deposit customers could move their deposits in reaction to media reports about bank failures in general (as discussed in a separate Risk Factor below) or in reaction to negative publicity we may receive as a result of the pursuit of our capital raising initiatives or, particularly, if we are unable to successfully complete such initiatives. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.
Our financial performance will be materially affected if we are unable to maintain our access to funding or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.
We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations and the ability to implement our Capital Plan. The continuity of our operations is influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to the successful implementation of our Capital Plan and our strategies. We do not have employment or non-compete agreements with any of these key employees. In addition, we face restrictions on our ability to compensate our executives as a result of our participation in the UST’s Capital Purchase Program under the Troubled Asset Relief Program (TARP). Many of our competitors do not face these same restrictions. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
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
Our current capital position and the tough economic climate in Michigan will make future growth in the near term very challenging. We have recently taken certain actions to deleverage our balance sheet, which has had and is expected to continue to have an adverse impact on our net interest income. Although we have also undertaken actions intended to reduce our expenses and continue to do so, we may not be able to reduce our expenses on a basis commensurate with the reduction in our net interest income, which causes a negative impact on our financial results. In addition, even if we are successful in raising additional capital through the initiatives described in our Capital Plan, our ability to achieve future growth in the near term will be very challenging in the current economic environment in Michigan.
We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. We are generally subject to extensive regulation, supervision, and examination by federal and state banking authorities. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have a significant impact on the financial services industry. Recent legislative and regulatory changes as well as changes in regulatory enforcement policies and capital adequacy guidelines are likely to increase our cost of doing business. In addition, future legislative or regulatory changes could have a substantial impact on us and our Bank and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority, and operations, increase our costs of doing business and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.
There have been numerous media reports about bank failures, which we expect will continue as additional banks fail. These reports have created concerns among certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
If successful, the initiatives set forth in our Capital Plan will be highly dilutive to our common shareholders. Our Capital Plan contemplates capital raising initiatives that involve the issuance of a significant number of shares of our common stock. The completion of any of these capital raising transactions is likely to be highly dilutive to our common shareholders. The market price of our common stock could decline as a result of the dilutive effect of the capital raising transactions we may enter into or the perception that such transactions could occur.
The capital raising initiatives we are pursuing could result in the UST or one or more private investors owning a significant percentage of our stock and having the ability to exert significant influence over our management and operations. One of the primary capital raising initiatives set forth in our Capital Plan is a proposal to the UST to exchange the shares of our preferred stock it owns for newly issued shares of our common stock. If the UST agrees to participate in such exchange on the terms we have proposed (as described under Item 1 — “Business — Recent Developments “ above) and if such exchange was completed prior to the completion of any exchange offer for our trust preferred securities or any public offering of our commons stock, the UST would end up owning a majority of our outstanding common stock. We do not know whether the UST will be willing to participate in any such exchange or the terms and conditions upon which it may agree to participate. It is possible that we may agree to conditions and restrictions on our business imposed by the UST in order to complete such exchange, including limitations and requirements related to executive compensation and corporate governance. Many of our competitors may not be subject to similar conditions, limitations, and requirements, which could give them a competitive advantage over us.
It is also possible that one or more large investors, other than the UST, could end up as the owner of a significant portion of our common stock. This could occur, for example, if the UST agrees to participate in the exchange offer and subsequently transfers the common stock acquired from us. It could also occur if one or more large investors makes a significant investment in our common stock in the public offering of our common stock we currently intend to conduct as part of our Capital Plan. Any such significant shareholder could exercise significant influence on matters submitted to our shareholders for approval, including the election of directors. In addition, having a significant shareholder could make future transactions more difficult or even impossible to complete without the support of such shareholder, whose interests may not coincide with interests of smaller shareholders. These possibilities could have an adverse effect on the market price of our common stock.
It is possible that one or more of the initiatives set forth in our Capital Plan could trigger an ownership change that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future. As of December 31, 2009, we had federal net operating loss carryforwards of approximately $42.8 million, and such amount may grow significantly in the future. Under federal tax law, our ability to utilize these carryforwards and other deferred tax assets is limited if we are deemed to experience a change of ownership. This would result in our loss of the benefit of these deferred tax assets. The capital raising transactions contemplated by our Capital Plan could cause a change of ownership under these rules, which would likely materially limit our ability to utilize these significant deferred tax assets.
The trading price of our common stock may be subject to continued significant fluctuations and volatility. The market price of our common stock could be subject to significant fluctuations due to, among other things:

•	announcements regarding significant transactions in which we may engage, including the capital raising initiatives that are part of our Capital Plan;

•	market assessments regarding such transactions, including the timing, terms, and likelihood of success of such capital raising initiatives;

•	operating results that vary from the expectations of management, securities analysts, and investors, including with respect to further loan losses we may incur;

•	changes or perceived changes in our operations or business prospects;

•	legislative or regulatory changes affecting our industry generally or our businesses and operations;

•	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Michigan, and the pace of any such stabilization and recovery;

•	the possible delisting of our common stock from Nasdaq or perceptions regarding the likelihood of such delisting;

•	the operating and share price performance of companies that investors consider to be comparable to us;

•	future offerings of debt, preferred stock, or additional trust preferred securities, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions; and

•	other changes in global financial markets, economies, and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
Stock markets in general, and our common stock in particular, have experienced significant volatility over approximately the past two years, and continue to experience significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.
Our common stock could be delisted from Nasdaq. Our common stock is currently listed on the Nasdaq GSM. However, on December 21, 2009, we received a letter from The Nasdaq Stock Market notifying us that we no longer meet Nasdaq’s continued listing requirements under Listing Rule 5450(a)(1) because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. We have until approximately June 21, 2010, to demonstrate compliance with this bid price rule by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive business days. If we are unable to establish compliance with the bid price rule within such time period, our common stock will be subject to delisting from the Nasdaq GSM. However, in that event, we may be eligible for an additional grace period by transferring our common stock listing from the Nasdaq GSM to the Nasdaq Capital Market. This would require us to meet the initial listing criteria of the Nasdaq Capital Market, other than with respect to the minimum closing bid price requirement. If we are then permitted to transfer our listing to the Nasdaq Capital Market, we expect we would be granted an additional 180 calendar day period in which to demonstrate compliance with the minimum bid price rule.
The delisting of our common stock from Nasdaq, whether in connection with the foregoing or as a result of our future inability to meet any listing standards, would have an adverse effect on the liquidity of our common stock and, as a result, the market price of our common stock might become more volatile. Even the perception that our common stock may be delisted could affect its liquidity and market price. Delisting could also make it more difficult to raise additional capital.
If our common stock is delisted from the Nasdaq, it is likely that quotes for our common stock would continue to be available on the OTC Bulletin Board or on the “Pink Sheets.” However, these alternatives are generally considered to be less efficient markets and it is likely that the liquidity of our common stock as well as our stock price would be adversely impacted as a result.
We are not currently paying dividends on our common stock, and there are significant restrictions on our ability to do so. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. We are currently prohibited from paying any cash dividends on our common stock. Even when such prohibitions end (which we do not expect to occur in the near term), there are restrictions on our ability to pay cash dividends that will likely continue to materially limit our ability to pay cash dividends. We cannot provide any assurances of when we may pay cash dividends in the future. Furthermore, our common shareholders are subject to the prior dividend rights of any holders of our preferred stock and to the prior distribution rights of holders of our trust preferred securities.
Our Articles of Incorporation as well as certain banking laws may have an anti-takeover effect. Provisions of our Articles of Incorporation and certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We and our Bank operate a total of 120 facilities in Michigan and 1 facility in Chicago, Illinois. The individual properties are not materially significant to us or our Bank’s business or to the consolidated financial statements.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A Special Meeting of Shareholders was held on January 29, 2010. As described in our proxy statement, dated December 18, 2009, the following matters were considered at that meeting:
(1)	A proposal to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 60 million shares to 500 million shares. Votes for, votes against and abstentions were as follows:

Votes for:	16,934,931
Votes against:	3,294,161
Abstain:	257,871
(2)	A proposed stock option exchange program, under which eligible employees would be able to exchange certain options for a lesser number of new options. Votes for, votes against and abstentions were as follows:

Votes for:	9,714,284
Votes against:	2,623,686
Abstain:	262,159
(3)	A proposal to issue additional shares of our common stock in exchange for certain outstanding trust preferred securities and in exchange for certain outstanding shares of preferred stock. Votes for, votes against and abstentions were as follows:

Votes for:	10,281,873
Votes against:	2,103,219
Abstain:	215,039

ADDITIONAL ITEM — EXECUTIVE OFFICERS
Our executive officers are appointed annually by our Board of Directors at the meeting of Directors preceding the Annual Meeting of Shareholders. There are no family relationships among these officers and/or our Directors nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.
The following sets forth certain information with respect to our executive officers at February 26, 2010.

		First elected
		as an executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (54)	President, Chief Executive Officer and Director	1993

Robert N. Shuster (52)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (50)	Executive Vice President and Chief Lending Officer	2007

William B. Kessel (45)	Executive Vice President and Chief Operating Officer	2004

David C. Reglin (50)	Executive Vice President, Retail Banking	1998

Mark L. Collins (52)	Executive Vice President, General Counsel	2009

Richard E. Butler (58)	Senior Vice President, Operations	1998

Peter R. Graves (52)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (44)	Senior Vice President, Controller	2002
Prior to being named Executive Vice President and Chief Lending Officer in 2007, Ms. Kimball was a Senior Vice President at Comerica Incorporated since 1998.
Prior to being named Executive Vice President, General Counsel in 2009, Mr. Collins was a Partner with Varnum LLP, a Grand Rapids, Michigan based law firm, where he specialized in commercial law.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Quarterly Summary” in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2009 pursuant to our share repurchase plan:

				Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased	Paid Per Share	Announced Plan	the Plan

October 2009(1)	620	$1.18		7,414
November 2009				7,414
December 2009				7,414

Total	620	$1.18	0	0 (2)

(1)	Shares purchased to fund our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.

(2)	A stock repurchase plan authorizing the purchase of up to 25,000 shares of our common stock expired on December 31, 2009.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

PART II.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, management’s report on internal controls, and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.
Management’s Annual Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption “Quarterly Financial Data” in our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15e and 15d — 15e) as of the year ended December 31, 2009 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Management’s Annual Report on Internal Control Over Financial Reporting under Item 8 hereof is included in the 2009 Annual Report under the caption “Management’s Annual Report on Internal Control over Financial Reporting” and is incorporated herein by reference. The Company’s independent registered public accounting firm’s attestation report on our internal control over financial reporting is also included in the 2009 Annual Report under the caption “Report of Independent Registered Public Accounting Firm” under item 8 hereof and is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES (continued)
3.	There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS — The information with respect to our Directors, set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
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
CORPORATE GOVERNANCE – Information relating to certain functions and the composition of our board committees, set forth under the caption “Board Committees Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Voting Securities and Record Date”, “Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2009.

(c)
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued upon	(b)	future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders	1,099,000	$13.19	528,000

Equity compensation plan not approved by security holders	None		None
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders, is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 27, 2010 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 26, 2010.
INDEPENDENT BANK CORPORATION

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

Michael M. Magee, Jr., President and Chief Executive Officer (Principal Executive Officer)	s/Michael M. Magee Jr.	February 23, 2010

Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Robert N. Shuster	February 26, 2010

James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	s/James J. Twarozynski	February 26, 2010

Donna J. Banks, Director	s/Donna J. Banks	February 24, 2010

Jeffrey A. Bratsburg, Director	s/Jeffrey A. Bratsburg	February 25, 2010

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	February 26, 2010

Terry L. Haske, Director	s/Terry L. Haske	February 23, 2010

Robert L. Hetzler, Director	s/Robert L Hetzler	February 23, 2010

Michael M. Magee, Jr., Director	s/Michael M. Magee, Jr.	February 23, 2010

Clarke B. Maxson, Director	s/Clarke B. Maxson	February 26, 2010

James E. McCarty, Director	s/James E. McCarty	February 23, 2010

Charles A. Palmer, Director	s/Charles A. Palmer	February 23, 2010

Charles C. Van Loan, Director	s/Charles C. Van Loan	February 23, 2010

EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH

13	Annual report, relating to the April 27, 2010 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

24	Power of Attorney (Included on page 37).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008
EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-4 Registrations Statement dated January 27, 2010, filed under registration No. 333-164546).

3.1(a)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 99.1 to our current report on Form 8-K dated February 1, 2010 and filed February 3, 2010).

3.2	Amended and Restated Bylaws, conformed through December 8, 2008 (incorporated herein by reference to Exhibit 3.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

4.1	Certificate of Trust of IBC Capital Finance II dated February 26, 2003 (incorporated herein by reference to Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.2	Amended and Restated Trust Agreement of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.2 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.3	Preferred Securities Certificate of IBC Capital Finance II dated March 19, 2003 (incorporated herein by reference to Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.4	Preferred Securities Guarantee Agreement dated March 19, 2003 (incorporated herein by reference to Exhibit 4.4 to our report on Form 10-Q for the quarter ended March 31, 2003).

EXHIBIT INDEX (Continued)

4.5	Agreement as to Expenses and Liabilities dated March 19, 2003 (incorporated herein by reference to Exhibit 4.5 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.6	Indenture dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.7	8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.8	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

4.9	Warrant dated December 12, 2008 to purchase shares of Common Stock of Independent Bank Corporation (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).

10.2	The form of Indemnity Agreement approved by our shareholders at its April 19, 1988 Annual Meeting, as executed with all of the Directors of the Registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).

10.3*	Non-Employee Director Stock Option Plan, as amended, approved by our shareholders at its April 15, 1997 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated July 28, 1997, filed under registration No. 333-32269).

10.4*	Employee Stock Option Plan, as amended, approved by our shareholders at its April 17, 2000 Annual Meeting (incorporated herein by reference to Exhibit 4 to our Form S-8 Registration Statement dated October 8, 2000, filed under registration No. 333-47352).

10.5	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).

10.6*	Independent Bank Corporation Long-term Incentive Plan, as amended through April 26, 2005, (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 2005).

10.7	Letter Agreement, dated as of December 12, 2008, between Independent Bank Corporation and the United States Department of the Treasury, and the Securities Purchase Agreement—Standard Terms attached thereto (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

10.8	Form of Letter Agreement executed by each of Michael M. Magee, Jr., Robert N. Shuster, William B. Kessel, Stefanie M. Kimball, and David C. Reglin (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

10.9	Form of waiver executed by each of Michael M. Magee, Jr., Robert N. Shuster, William B. Kessel, Stefanie M. Kimball, and David C. Reglin (incorporated herein by reference to Exhibit 10.3 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

*	Represents a compensation plan.