Form 10-Q
period 2010-03-31
INDEPENDENT BANK CORP /MI/
filed 2010-05-11
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
Commission file number 0-7818
INDEPENDENT BANK CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-2032782

(State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
230 West Main Street, P.O. Box 491, Ionia, Michigan 48846

(Address of principal executive offices)
(616) 527-5820

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	24,032,177

Class	Outstanding at May 7, 2010

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Any statements in this document that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “believe,” “intend,” “estimate,” “project,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are predicated on management’s beliefs and assumptions based on information known to Independent Bank Corporation’s management as of the date of this document and do not purport to speak as of any other date. Forward-looking statements include descriptions of plans and objectives of Independent Bank Corporation’s management for future operations, products or services, and forecasts of the Company’s revenue, earnings or other measures of economic performance, including statements of profitability, business segments and subsidiaries, and estimates of credit quality trends. Such statements reflect the view of Independent Bank Corporation’s management as of this date with respect to future events and are not guarantees of future performance; involve assumptions and are subject to substantial risks and uncertainties, such as the changes in Independent Bank Corporation’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company’s actual results could differ materially from those discussed. Factors that could cause or contribute to such differences include the ability of Independent Bank Corporation to meet the objectives of its capital restoration plan, the ability of Independent Bank to remain well-capitalized under federal regulatory standards, the pace of economic recovery within Michigan and beyond, changes in interest rates, changes in the accounting treatment of any particular item, the results of regulatory examinations, changes in industries where the Company has a concentration of loans, changes in the level of fee income, changes in general economic conditions and related credit and market conditions, and the impact of regulatory responses to any of the foregoing. Forward-looking statements speak only as of the date they are made. Independent Bank Corporation does not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For any forward-looking statements made in this document, Independent Bank Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$46,939	$65,214
Interest bearing deposits	323,495	223,522

Cash and Cash Equivalents	370,434	288,736
Trading securities	49	54
Securities available for sale	149,858	164,151
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	27,854	27,854
Loans held for sale, carried at fair value	30,531	34,234
Loans
Commercial	799,673	840,367
Mortgage	728,705	749,298
Installment	286,501	303,366
Finance receivables	340,719	406,341

Total Loans	2,155,598	2,299,372
Allowance for loan losses	(76,132)	(81,717)

Net Loans	2,079,466	2,217,655
Other real estate and repossessed assets	40,284	31,534
Property and equipment, net	71,910	72,616
Bank owned life insurance	46,982	46,514
Other intangibles	9,938	10,260
Capitalized mortgage loan servicing rights	15,435	15,273
Prepaid FDIC deposit insurance assessment	20,352	22,047
Accrued income and other assets	37,677	34,436

Total Assets	$2,900,770	$2,965,364

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$331,217	$334,608
Savings and NOW	1,092,273	1,059,840
Retail time	551,000	542,170
Brokered time	523,052	629,150

Total Deposits	2,497,542	2,565,768
Other borrowings	157,524	131,182
Subordinated debentures	92,888	92,888
Financed premiums payable	14,387	21,309
Accrued expenses and other liabilities	41,218	44,356

Total Liabilities	2,803,559	2,855,503

Shareholders’ Equity
Preferred stock, Series A, no par value, $1,000 liquidation preference per share—200,000 shares authorized; 72,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	69,334	69,157
Common stock, $1.00 par value—authorized: 500,000,000 shares at March 31, 2010 and 60,000,000 shares at December 31, 2009; issued and outstanding: 24,032,177 shares at March 31, 2010 and 24,028,505 shares at December 31, 2009	23,884	23,863
Capital surplus	201,754	201,618
Accumulated deficit	(184,012)	(169,098)
Accumulated other comprehensive loss	(13,749)	(15,679)

Total Shareholders’ Equity	97,211	109,861

Total Liabilities and Shareholders’ Equity	$2,900,770	$2,965,364

See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$39,027	$44,401
Interest on securities
Taxable	1,160	1,733
Tax-exempt	685	1,107
Other investments	372	324

Total Interest Income	41,244	47,565

Interest Expense
Deposits	8,219	8,548
Other borrowings	2,994	4,670

Total Interest Expense	11,213	13,218

Net Interest Income	30,031	34,347
Provision for loan losses	17,070	30,038

Net Interest Income After Provision for Loan Losses	12,961	4,309

Non-interest Income
Service charges on deposit accounts	5,275	5,507
Net gains (losses) on assets
Mortgage loans	1,843	3,281
Securities	265	(564)
Other than temporary loss on securities available for sale
Total impairment loss	(118)	(17)
Loss recognized in other comprehensive loss

Net impairment loss recognized in earnings	(118)	(17)
VISA check card interchange income	1,572	1,415
Mortgage loan servicing	432	(842)
Title insurance fees	494	609
Other income	2,254	2,189

Total Non-interest Income	12,017	11,578

Non-interest Expense
Compensation and employee benefits	13,213	12,577
Loan and collection	4,786	4,038
Vehicle service contract counterparty contingencies	3,418	800
Occupancy, net	2,909	3,048
Data processing	2,105	2,096
Loss on other real estate and repossessed assets	2,029	1,261
FDIC deposit insurance	1,802	1,186
Furniture, fixtures and equipment	1,719	1,849
Credit card and bank service fees	1,675	1,464
Advertising	779	1,442
Other expenses	4,644	4,430

Total Non-interest Expense	39,079	34,191

Loss Before Income Tax	(14,101)	(18,304)
Income tax expense (benefit)	(264)	293

Net Loss	$(13,837)	$(18,597)

Preferred dividends and discount accretion	1,077	1,075

Net Loss Applicable to Common Stock	$(14,914)	$(19,672)

Comprehensive Loss	$(11,907)	$(17,664)

Net Loss Per Common Share
Basic	$(.62)	$(.84)
Diluted	(.62)	(.84)
Dividends Per Common Share
Declared	$.00	$.01
Paid	.00	.01
See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2010	2009
	(unaudited)
	(in thousands)
Net Loss	$(13,837)	$(18,597)

Adjustments to Reconcile Net Loss to Net Cash from (used in) Operating Activities
Proceeds from sales of loans held for sale	91,496	145,692
Disbursements for loans held for sale	(85,950)	(148,900)
Provision for loan losses	17,070	30,038
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(9,321)	(8,809)
Net gains on sales of mortgage loans	(1,843)	(3,281)
Net (gains) losses on securities	(265)	564
Securities impairment recognized in earnings	118	17
Net loss on other real estate and repossessed assets	2,029	1,261
Deferred loan fees	329	(9)
Share based compensation	157	170
(Increase) decrease in accrued income and other assets	(3,059)	5,386
Increase (decrease) in accrued expenses and other liabilities	(3,916)	5,334

	6,845	27,463

Net Cash from (used in) Operating Activities	(6,992)	8,866

Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	25,415	6,434
Proceeds from the maturity of securities available for sale	890	1,293
Principal payments received on securities available for sale	6,006	6,610
Purchases of securities available for sale	(15,188)	(11,386)
Portfolio loans originated, net of principal payments	117,797	(14,537)
Proceeds from the sale of other real estate	4,008	1,624
Capital expenditures	(1,432)	(2,988)

Net Cash from (used in) Investing Activities	137,496	(12,950)

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	(68,226)	94,549
Net decrease in other borrowings and federal funds purchased	(1,648)	(60,839)
Proceeds from Federal Home Loan Bank advances	28,000	176,524
Payments of Federal Home Loan Bank advances	(10)	(214,033)
Net increase (decrease) in financed premiums payable	(6,922)	13,423
Dividends paid		(861)

Net Cash from (used in) Financing Activities	(48,806)	8,763

Net Increase in Cash and Cash Equivalents	81,698	4,679
Cash and Cash Equivalents at Beginning of Period	288,736	57,705

Cash and Cash Equivalents at End of Period	$370,434	$62,384

Cash paid during the period for
Interest	$9,892	$14,169
Income taxes	62	59
Transfer of loans to other real estate	14,787	9,009
See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended
	March 31,
	2010	2009
	(unaudited)
	(in thousands)

Balance at beginning of period	$109,861	$194,877
Net loss	(13,837)	(18,597)
Preferred dividends	(900)	(900)
Cash dividends declared		(240)
Issuance of common stock		1,193
Share based compensation	157	170
Net change in accumulated other comprehensive income, net of related tax effect	1,930	933

Balance at end of period	$97,211	$177,436

See notes to interim condensed consolidated financial statements (unaudited)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2009 included in our annual report on Form 10-K.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2010 and December 31, 2009, and the results of operations for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities, the determination of the allowance for loan losses, the determination of vehicle service contract payment plan counterparty contingencies, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets. Refer to our 2009 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In June 2009, the FASB issued FASB ASC Topic 860 “Transfers and Servicing” (formerly SFAS No. 166 “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140”). This standard removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this standard on January 1, 2010 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued FASB ASC Topic 810-10, “Consolidation” (formerly SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”). The standard amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. This standard requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The adoption of this standard on January 1, 2010 did not have a material impact on our consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2010
U.S. agency residential mortgage-backed	$57,992	$1,381	$55	$59,318
Private label residential mortgage-backed	21,879	5	5,931	15,953
Other asset-backed	5,411	29	8	5,432
Obligations of states and political subdivisions	59,321	1,255	269	60,307
Trust preferred	9,463	183	798	8,848

Total	$154,066	$2,853	$7,061	$149,858

December 31, 2009
U.S. agency residential mortgage-backed	$46,108	$1,500	$86	$47,522
Private label residential mortgage-backed	38,531	97	7,653	30,975
Other asset-backed	5,699		194	5,505
Obligations of states and political subdivisions	66,439	1,096	403	67,132
Trust preferred	14,272	456	1,711	13,017

Total	$171,049	$3,149	$10,047	$164,151

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
March 31, 2010
U.S. agency residential mortgage-backed	$5,816	$55			$5,816	$55
Private label residential mortgage-backed	295	1	$14,386	$5,930	14,681	5,931
Other asset backed			2,477	8	2,477	8
Obligations of states and political subdivisions	1,401	49	4,262	220	5,663	269
Trust preferred			3,884	798	3,884	798

Total	$7,512	$105	$25,009	$6,956	$32,521	$7,061

December 31, 2009
U.S. agency residential mortgage-backed	$7,310	$86			$7,310	$86
Private label residential mortgage-backed	4,343	112	$18,126	$7,541	22,469	7,653
Other asset backed	783	3	4,722	191	5,505	194
Obligations of states and subdivisions	4,236	124	3,960	279	8,196	403
Trust preferred			7,715	1,711	7,715	1,711

Total	$16,672	$325	$34,523	$9,722	$51,195	$10,047

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet the aforementioned recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.
U.S. Agency residential mortgage-backed securities — at March 31, 2010 we had 3 securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rising interest rates. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Private label residential mortgage and other asset-backed securities — at March 31, 2010 we had 14 securities whose fair value is less than amortized cost. Eleven of the issues are rated by a major rating agency as investment grade while three are below investment grade. During 2009 pricing conditions in the private label residential mortgage and other asset-backed security markets were characterized by sporadic secondary market flow, significant implied liquidity risk premiums, a wide bid / ask spread and an absence of new issuances of similar securities. In the first quarter of 2010, while this market is still “closed” to new issuance, secondary market trading activity increased and appeared to be more orderly than compared to 2009. In addition, many bonds are trading at levels near their economic value with fewer distressed valuations relative to 2009. Prices for many securities have been rising, due in part to negative new supply. This improvement in trading activity is supported by sales of 11 securities with an amortized cost of $14.2 million at a $0.2 million gain during the first quarter of 2010.
The unrealized losses, while showing improvement in the aggregate in the first quarter of 2010, are largely attributable to credit spread widening on these securities. The underlying loans within these securities include Jumbo (46%), Alt A (29%) and manufactured housing (25%).

	March 31, 2010		December 31, 2009
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$9,732	$(3,571)	$21,718	$(5,749)
Alt-A	6,221	(2,355)	9,257	(1,807)

Other asset-backed — Manufactured housing	5,432	21	5,505	(194)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
All of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 29% to 59% of the collateral pool. Typical exposure levels to California (median exposure is 39%) are consistent with overall market collateral characteristics. Five transactions have modest exposure to Florida, ranging from 5% to 11%, and one transaction has modest exposure to Arizona (5%). The underlying collateral pools do not have meaningful exposure to Nevada, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, eight transactions have concentrations in interest only loans ranging from 31% to 94%. The structure of the residential mortgage and other asset-backed securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (7%), senior (66%), senior support (15%) and mezzanine (12%). The mezzanine classes are from seasoned transactions (68 to 96 months) with significant levels of subordination (8% to 24%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage and other asset-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio. Individual security reviews include: external credit ratings, forecasted weighted average life, recent prepayment speeds, underwriting characteristics of the underlying collateral, the structure of the securitization and the credit performance of the underlying collateral. The review of underwriting characteristics considers: average loan size, type of loan (fixed or ARM), vintage, rate, FICO, loan-to-value, scheduled amortization, occupancy, purpose, geographic mix and loan documentation. The review of the securitization structure focuses on the priority of cash flows to the bond, the priority of the bond relative to the realization of credit losses and the level of subordination available to absorb credit losses. The review of credit performance includes: current period as well as cumulative realized losses; the level of severe payment problems, which includes other real estate (ORE), foreclosures, bankruptcy and 90 day delinquencies; and the level of less severe payment problems, which consists of 30 and 60 day delinquencies.
All of these securities are receiving principal and interest payments. Most of these transactions are passthrough structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.
In addition to the review discussed above, certain securities, including the three securities with a rating below investment grade, were reviewed for OTTI utilizing a cash flow projection. The scope of review included securities that account for 91% of the $5.9 million in gross unrealized losses. The cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and severity. Near term prepayment assumptions were based on recently observed prepayment rates. In many cases, recently observed prepayment rates are depressed due to a sharp decline in new jumbo loan issuance. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Some transactions have experienced a decline in prepayment activity due to the lack of refinancing opportunities for nonconforming mortgages. In these cases, our projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates are estimated at 15% to 25% CPR. For fixed rate collateral (one transaction), the prepayment speed is projected to increase modestly given the spread differential between the collateral and the current market rate for conforming mortgages.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Near term default assumptions were based on recent default observations as well as the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Default levels generally are projected to remain elevated for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline as the housing market and the economy stabilize, generally after 2 to 3 years. Current severity assumptions are based on recent observations. Loss severity is expected to decline gradually as the housing market and the economy stabilize, generally after 2 to 3 years. Except for one below investment grade security discussed in further detail below, our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.
At March 31, 2010 one below investment grade private label residential mortgage-backed security with a fair value of $6.1 million and an unrealized loss of $1.4 million (amortized cost of $7.5 million) had unrealized losses that were considered other than temporary. The underlying loans in this transaction are 30 year fixed rate jumbos with an average origination date FICO of 748 and an average origination date loan-to-value ratio of 73%. The loans backing this transaction were originated in 2007 and is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated an OTTI of $1.4 million at March 31, 2010, $0.116 million of this amount was attributed to credit and was recognized in our consolidated statements of operations ($0.051 million during the three months ending March 31, 2010 and $0.065 million during the three months ending December 31, 2009) while the balance was attributed to other factors and reflected in other comprehensive income (loss) during those same periods.
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.
Obligations of states and political subdivisions — at March 31, 2010 we had 22 municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues. The majority of the securities are not rated by a major rating agency. Approximately 76% of the non rated securities originally had a AAA credit rating by virtue of bond insurance. However, the insurance provider no longer has an investment grade rating. The remaining non rated issues are small local issues that did not receive a credit rating due to the size of the transaction. The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Trust preferred securities — at March 31, 2010 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past two years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. During the first quarter of 2010, although still showing signs of weakness, pricing for non-rated issues improved due to Libor spread tightening. One of the four securities is rated by a major rating agency as investment grade, while one is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other two are

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
non-rated. The two non-rated issues are relatively small banks and neither of these issues were ever rated. The issuers on these trust preferred securities, which had a combined book value of $2.8 million and a combined fair value of $2.5 million as of March 31, 2010, continue to make interest payments and have satisfactory credit metrics.
Our OTTI analysis for trust preferred securities is based on a security level financial analysis of the issuer. This review considers: external credit ratings, maturity date of the instrument, the scope of the bank’s operations, relevant financial metrics and recent issuer specific news. The analysis of relevant financial metrics includes: capital adequacy, asset quality, earnings and liquidity. We use the same OTTI review methodology for both rated and non-rated issues. During the first quarter of 2010 we recorded OTTI on an unrated trust preferred security of $0.067 million (we had recorded OTTI on this security of $0.183 million in prior periods). Specifically, this issuer has deferred interest payments on all of its trust preferred securities and is operating under a written agreement with the regulatory agencies that specifically prohibits dividend payments. The issuer is a relatively small bank with operations centered in southeast Michigan. The issuer reported losses in 2008 and 2009 and now is insolvent. Additionally, the issuer has a high volume of nonperforming assets. This investment’s amortized cost has been written down to zero, compared to a par value of $0.25 million.
The following table breaks out our trust preferred securities in further detail as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues — no OTTI	$6,392	$(267)	$11,188	$(212)
Unrated issues — no OTTI	2,456	(348)	1,761	(1,044)
Unrated issues — with OTTI	0	0	68	1
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.
The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Amortized	Fair
	Cost	Value
	(In thousands)

Maturing within one year	$2,559	$2,582
Maturing after one year but within five years	11,728	12,076
Maturing after five years but within ten years	24,857	25,225
Maturing after ten years	29,640	29,272

	68,784	69,155
U.S. agency residential mortgage-backed	57,992	59,318
Private label residential mortgage-backed	21,879	15,953
Other asset-backed	5,411	5,432

Total	$154,066	$149,858

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2010	$25,415	$304	$34
2009	6,434	225	6

(1) Losses in 2010 and 2009 exclude $0.118 million and $0.017 million of other than temporary impairment, respectively.
During 2010 and 2009 our trading securities consisted of various preferred stocks. During the first three months of 2010 and 2009 we recognized losses on trading securities of $0.005 million and $0.783 million, respectively, that are included in net gains (losses) on assets in the consolidated statements of operations. Both of these amounts relate to losses recognized on trading securities still held at each respective period end.
4. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) amounted to $98.3 million at March 31, 2010, and $109.9 million at December 31, 2009.
Impaired loans are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Impaired loans with no allocated allowance
TDR	$8,846	$9,059
Non - TDR	5,364	2,995
Impaired loans with an allocated allowance
TDR - allowance based on collateral	29,267	3,552
TDR - allowance based on present value cash flow	82,298	74,287
Non - TDR - allowance based on collateral	43,105	68,032

Total impaired loans	$168,880	$157,925

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$7,850	$761
TDR - allowance based on present value cash flow	9,996	7,828
Non - TDR - allowance based on collateral	12,578	21,004

Total amount of allowance for losses allocated	$30,424	$29,593

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our average investment in impaired loans was approximately $163.4 million and $90.3 million for the three-month periods ended March 31, 2010 and 2009, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first three months of 2010 and 2009 was approximately $1.3 million and $0.2 million, respectively, the majority of which was received in cash.
The increase in impaired loans relative to the decrease in Non-performing Loans during the first quarter of 2010 reflects a $23.5 million increase from December 31, 2009 in troubled debt restructured (“TDR”) loans that remain performing at March 31, 2010. The increase in TDR loans is primarily attributed to the restructuring of repayment terms of residential mortgage and commercial loans. TDR loans not already included in Non-performing Loans totaled $95.5 million and $72.0 million at March 31, 2010 and December 31, 2009, respectively.
An analysis of the allowance for loan losses is as follows:

	Three months ended
	March 31,
	2010		2009
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(dollars in thousands)
Balance at beginning of period	$81,717	$1,858	$57,900	$2,144
Additions (deduction)
Provision charged to operating expense	17,014	56	30,124	(86)
Recoveries credited to allowance	991		607
Loans charged against the allowance	(23,590)		(30,326)

Balance at end of period	$76,132	$1,914	$58,305	$2,058

Net loans charged against the allowance to average Portfolio Loans (annualized)	4.10%		4.91%
5. Comprehensive loss for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Net loss	$(13,837)	$(18,597)
Net change in unrealized loss on securities available for sale, net of related tax effect	82	833
Change in unrealized losses on securities available for sale for which a portion of other than temporary impairment has been recognized in earnings	1,667
Net change in unrealized loss on derivative instruments, net of related tax effect	106	100
Reclassification adjustment for accretion on settled derivative instruments	75

Comprehensive loss	$(11,907)	$(17,664)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The net change in unrealized loss on securities available for sale reflects net gains reclassified into earnings as follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Net gain reclassified into earnings	$152	$202
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income
6. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB”) and Mepco Finance Corporation (“Mepco”). These business segments are also differentiated based on the products and services provided. We evaluate performance based principally on net income (loss) of the respective reportable segments.
In the normal course of business, our IB segment provides funding to our Mepco segment through an intercompany line of credit priced at Prime beginning on January 1, 2010 and priced principally based on Brokered CD rates prior to that time. Our IB segment also provides certain administrative services to our Mepco segment which reimburses at an agreed upon rate. These intercompany transactions are eliminated upon consolidation. The only other material intersegment balances and transactions are investments in subsidiaries at the parent entities and cash balances on deposit at our IB segment.
A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:

	IB	Mepco(1)	Other(2)	Elimination (3)	Total
	(in thousands)

2010
Total assets	$2,533,434	$365,248	$200,554	$(198,466)	$2,900,770
Interest income	29,661	11,583			41,244
Net interest income	22,889	8,977	(1,835)		30,031
Provision for loan losses	17,173	(103)			17,070
Income (loss) before income tax	(12,721)	1,084	(2,440)	(24)	(14,101)
Net income (loss)	(12,042)	669	(2,440)	(24)	(13,837)

2009
Total assets	$2,572,665	$380,492	$273,369	$(273,545)	$2,952,981
Interest income	36,282	11,283			47,565
Net interest income	25,628	10,428	(1,709)		34,347
Provision for loan losses	29,876	162			30,038
Income (loss) before income tax	(23,363)	7,096	(2,013)	(24)	(18,304)
Net income (loss)	(21,145)	4,585	(2,013)	(24)	(18,597)

(1)	Total assets include gross finance receivables of $0.8 million and $12.0 million at March 31, 2010 and 2009, respectively from customers domiciled in Canada. The amount at March 31, 2010 represents less than 1% of total finance receivables outstanding and we anticipate this balance to decline in future periods.

(2)	Includes amounts relating to our parent company and certain insignificant operations.

(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
7. Basic income per share includes weighted average common shares outstanding during the period and participating share awards. Diluted income per share includes the dilutive effect of additional potential common shares to be issued upon the exercise of stock options and stock units for a deferred compensation plan for non-employee directors.
A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months
	ended
	March 31,
	2010	2009
	(in thousands, except per share amounts)
Net loss applicable to common stock	$(14,914)	$(19,672)

Shares outstanding	24,032	23,366
Effect of stock options
Stock units for deferred compensation plan for non-employee directors	72	66

Shares outstanding for calculation of diluted earnings per share	24,104	23,432

Net loss per common share
Basic	$(.62)	$(.84)
Diluted(1)	(.62)	(.84)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 1.1 million and 1.5 million for the three-months ended March 31, 2010 and 2009, respectively.
8. We are required to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2010
	Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$70,000	1.6	$(2,211)
Interest-rate cap agreements	35,000	0.3	(7)

	$105,000	1.2	$(2,218)

No hedge designation
Pay fixed interest-rate swap agreements	$45,000	1.5	$(1,919)
Interest-rate cap agreements	50,000	0.5
Rate-lock mortgage loan commitments	25,284	0.1	512
Mandatory commitments to sell mortgage loans	54,992	0.1	108

Total	$175,276	0.6	$(1,299)

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
Through certain special purposes entities we issue trust preferred securities as part of our capital management strategy. Certain of these trust preferred securities are variable rate which exposes us to variability in cash flows . To mitigate our exposure to fluctuations in cash flows resulting from changes in interest rates, on approximately $20.0 million of variable rate trust preferred securities, we entered into a pay-fixed interest-rate swap agreement in September, 2007. During the fourth quarter of 2009 we elected to defer payment of interest on this variable rate trust preferred security. As a result, this pay-fixed interest rate swap was transferred to a no hedge designation and the $1.6 million unrealized loss which was included as a component of accumulated other comprehensive loss at the time of the transfer will be reclassified into earnings over the remaining life of this pay-fixed swap. Subsequent changes in the fair value of this pay-fixed swap are recorded in earnings.
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.1 million at both March 31, 2010 and December 31, 2009, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $2.2 million, of unrealized losses on Cash Flow Hedges at March 31, 2010 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at March 31, 2010 is 4.8 years.
Certain financial derivative instruments are not designated as hedges. The fair value of these derivative financial instruments have been recorded on our balance sheet and are adjusted on an ongoing basis to reflect their then current fair value. The changes in the fair value of derivative financial instruments not designated as hedges, are recognized currently in earnings.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2010		2009		2010		2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(in thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$2,211	Other liabilities	$2,328
Interest-rate cap agreements					Other liabilities	7	Other liabilities	1

Total						2,218		2,329

Derivatives not designated as hedging intruments
Pay-fixed interest rate swap agreements					Other liabilities	1,919	Other liabilities	1,930
Interest-rate cap agreements
Rate-lock mortgage loan commitments	Other assets	$512	Other assets	$217
Mandatory commitments to sell mortgage loans	Other assets	108	Other assets	715

Total		620		932		1,919		1,930

Total derivatives		$620		$932		$4,137		$4,259

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain (Loss)		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)
	2010	2009	Portion)	2010	2009	in Income (1)	2010	2009
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$931	$429	Interest expense	$(699)	$(493)
Interest-rate cap agreements	92	330	Interest expense	(46)	(166)	Interest expense	$(6)	$(16)

Total	$1,023	$759		$(745)	$(659)		$(6)	$(16)

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$11	$(99)
Interest-rate cap agreements						Interest expense		(90)
Rate-lock mortgage loan commitments						Mortgage loan gains	295	653
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(607)	46

Total							$(301)	$510

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Intangible assets, net of amortization, were comprised of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Amortized intangible assets — Core deposit	$31,326	$21,388	$31,326	$21,066

Amortization of intangibles has been estimated through 2015 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(in thousands)

Nine months ended December 31, 2010	$958
Year ending December 31:
2011	1,371
2012	1,088
2013	1,078
2014	801
2015 and thereafter	4,642

Total	$9,938

10. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.9 million shares of common stock as of March 31, 2010. Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
During the first quarter of 2010 we completed a stock option exchange program under which eligible employees were able to exchange certain stock options for a lesser amount of new stock options. Pursuant to this stock option exchange program, 0.5 million stock options were exchanged for 0.1 million new stock options. The new stock options granted have an exercise price equal to the market value on the date of grant, generally vest over a one year period and have the same expiration dates as the options exchanged which ranged from 1.2 years to 7.2 years. The new options had a value substantially equal to the value of the options exchanged.
We also granted, pursuant to our performance-based compensation plans, 0.3 million stock options to our officers on January 30, 2009. The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant. We use the Black Scholes option pricing model to measure compensation cost for stock options. We also estimate expected forfeitures over the vesting period.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Total compensation cost recognized during the first three months of 2010 and 2009 for stock option and restricted stock grants was $0.2 million in each period, respectively. The corresponding tax benefit relating to this expense was zero for the first three months of 2010 and 2009, respectively.
At March 31, 2010, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.5 million. The weighted-average period over which this amount will be recognized is 2.5 years.
A summary of outstanding stock option grants and transactions follows:

	Three-months ended March 31, 2010
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)

Outstanding at January 1, 2010	1,098,550	$13.19
Granted	99,855	0.74
Exercised
Exchanged	(547,138)	20.86
Expired	(17,806)	7.50

Outstanding at March 31, 2010	633,461	$4.76	5.34	$0

Vested and expected to vest at
March 31, 2010	624,754	$4.81	5.31	$0

Exercisable at March 31, 2010	333,625	$7.87	3.46	$0

A summary of non-vested restricted stock and transactions follows:

	2010
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2010	262,381	$9.27
Granted
Vested
Forfeited

Outstanding at March 31, 2010	262,381	$9.27

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2010 follows:

Expected dividend yield	0.33%
Risk-free interest rate	2.10
Expected life (in years)	4.60
Expected volatility	91.77%
Per share weighted-average fair value	$0.50

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life was obtained using the weighted average original contractual term of the stock option. This method was used as relevant historical data of actual exercise activity was not available. The expected volatility was based on historical volatility of our common stock.
There were no stock option exercises during the three month periods ending March 31, 2010 and 2009, respectively.
11. At both March 31, 2010 and December 31, 2009 we had approximately $2.0 million of gross unrecognized tax benefits. If recognized, the entire amount of unrecognized tax benefits, net of $0.5 million federal tax on state benefits, would affect our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2010.
As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets. Accordingly, we are not able to recognize much income tax benefit related to the loss before income tax. The income tax expense (benefit) was $(0.26) million and $0.29 million for the three month periods ending March 31, 2010 and 2009, respectively. The benefit recognized during the three-month period in 2010 was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.
Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax expense (benefit) for the current year. For the three month period in 2010, this resulted in an income tax benefit of $0.24 million.
12. Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the bank’s current year’s net profits, combined with the retained net profits of the preceding two years. It is not our intent to have dividends paid in amounts which would reduce the capital of our bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.
In December 2009 the Board of Directors of Independent Bank Corporation adopted resolutions that impose the following restrictions:
•	We will not pay dividends on our outstanding common stock or the outstanding preferred stock held by the U.S. Department of Treasury (“UST”) and we will not pay distributions on our outstanding trust preferred securities without, in each case, the prior written approval of the Federal Reserve Bank (“FRB”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”);
•	We will not incur or guarantee any additional indebtedness without the prior approval of the FRB;
•	We will not repurchase or redeem any of our common stock without the prior approval of the FRB; and
•	We will not rescind or materially modify any of these limitations without notice to the FRB and the OFIR.
In December 2009, the Board of Directors of Independent Bank, our subsidiary bank, adopted resolutions designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:
•	The adoption by the Bank of a capital restoration plan as described below;

•	The enhancement of the Bank’s documentation of the rationale for discounts applied to collateral valuations on impaired loans and improved support for the identification, tracking, and reporting of loans classified as troubled debt restructurings;

•	The adoption of certain changes and enhancements to our liquidity monitoring and contingency planning and our interest rate risk management practices;

•	Additional reporting to the Bank’s Board of Directors regarding initiatives and plans pursued by management to improve the Bank’s risk management practices;

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
•	Prior approval of the FRB and the OFIR for any dividends or distributions to be paid by the Bank to Independent Bank Corporation; and

•	Notice to the FRB and the OFIR of any rescission of or material modification to any of these resolutions.
The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR in response to the FRB’s most recent examination report of Independent Bank, which was completed in October 2009. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s condition and operations that were highlighted in the examination report and that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a memorandum of understanding or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above and if our financial condition and performance do not otherwise materially improve, we may face additional regulatory scrutiny and restrictions in the form of a memorandum of understanding or similar undertaking imposed by the regulators.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2010 and December 31, 2009 categorized our bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent FDIC categorization.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2010
Total capital to risk-weighted assets
Consolidated	$216,385	10.49%	$165,014	8.00%	NA	NA
Independent Bank	214,551	10.41	164,844	8.00	$206,054	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$136,875	6.64%	$82,507	4.00%	NA	NA
Independent Bank	188,149	9.13	82,422	4.00	$123,633	6.00%

Tier 1 capital to average assets
Consolidated	$136,875	4.67%	$117,114	4.00%	NA	NA
Independent Bank	188,149	6.43	117,034	4.00	$146,292	5.00%

December 31, 2009
Total capital to risk-weighted assets
Consolidated	$233,166	10.58%	$176,333	8.00%	NA	NA
Independent Bank	228,128	10.36	176,173	8.00	$220,216	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$156,702	7.11%	$88,166	4.00%	NA	NA
Independent Bank	199,909	9.08	88,086	4.00	$132,130	6.00%

Tier 1 capital to average assets
Consolidated	$156,702	5.27%	$119,045	4.00%	NA	NA
Independent Bank	199,909	6.72	118,909	4.00	$148,636	5.00%

NA — Not applicable
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total shareholders’ equity	$97,211	$109,861	$186,857	$196,416
Add (deduct)
Qualifying trust preferred securities	37,019	41,880
Accumulated other comprehensive loss	13,749	15,679	12,394	14,208
Intangible assets	(9,938)	(10,260)	(9,936)	(10,257)
Disallowed capitalized mortgage loan servicing rights	(544)	(559)	(544)	(559)
Disallowed deferred tax assets	(720)		(720)
Other	98	101	98	101

Tier 1 capital	136,875	156,702	188,149	199,909
Qualifying trust preferred securities	53,081	48,220
Allowance for loan losses and allowance for unfunded commitments limited to 1.25% of total risk-weighted assets	26,429	28,244	26,402	28,219

Total risk-based capital	$216,385	$233,166	$214,551	$228,128

In January 2010, we adopted a Capital Restoration Plan (the “Capital Plan”), as required by the Board resolutions adopted in December 2009, and described above, and submitted such Capital Plan to the FRB and the OFIR.
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009. As of March 31, 2010, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Set forth below are the actual capital ratios of our subsidiary bank as of March 31, 2010, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

		Minimum
	Independent	Ratios	Ratios Required
	Bank — Actual	Established by	to be Well-
	at 3/31/10	our Board	Capitalized
Total capital to risk weighted assets	10.41%	11.0%	10.0%
Tier 1 capital to average assets	6.43	8.0	5.0
The Capital Plan (as modified in March 2010) sets forth an objective of achieving these minimum capital ratios as soon as practicable, but no later than June 30, 2010, and maintaining such capital ratios though at least the end of 2012.
The Capital Plan includes projections prepared by us that reflect forecasted financial data through 2012. Those projections anticipate a need for a minimum of $60 million of additional capital in order for us to achieve and maintain the minimum ratios established by our Board. The projections take into account the various risks and uncertainties we face. However, because the projections are based on assumptions regarding such risks and uncertainties, which assumptions may not prove to be true, the Capital Plan contains a target of $100 million to $125 million of additional capital to be raised by us. The Capital Plan sets forth certain initiatives to be pursued in order to raise additional capital and meet the objectives of the Capital Plan.
13. FASB ASC topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy. At March 31, 2010, Level 1 securities included certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets. A trust preferred security included in our available for sale portfolio and classified as Level 1 at December 31, 2009 was sold during the first quarter of 2010. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency and private label residential mortgage-backed securities, other asset-backed securities, municipal securities and trust preferred securities. Level 3 securities at December 31, 2009 consisted of certain private label residential mortgage-backed and other asset-backed securities whose fair values were estimated using an internal discounted cash flow analysis. At December 31, 2009, the underlying loans within these securities included Jumbo (60%), Alt A (25%) and manufactured housing (15%). Except for the discount rate, the inputs used in this analysis could generally be verified and did not involve judgment by management. The discount rate used (an unobservable input) was established using a multifactored matrix whose base rate was the yield on agency mortgage-backed securities. The analysis added a spread to this base rate based on several credit related factors, including vintage, product, payment priority, credit rating and non performing asset coverage ratio. The add-on for vintage ranged from zero for transactions backed by loans originated before 2003 to 0.525% for the 2007 vintage. Product adjustments to the discount rate were: 0.05% to 0.20% for jumbo, 0.35% to 2.575% for Alt-A, and 3.00% for manufactured housing. Adjustments for payment priority were -0.25% for super seniors, zero for seniors, 1.00% for senior supports and 3.00% for mezzanine securities. The add-on for credit rating ranged from zero for AAA securities to 5.00% for ratings below investment grade. The discount rate for subordination coverage of nonperforming loans ranged from zero for structures with a coverage ratio of more than 10 times to 10.00% if the coverage ratio declined to less than 0.5 times. The discount rate calculation had a minimum add on rate of 0.25%. These discount rate adjustments were reviewed for reasonableness and considered trends in mortgage market credit metrics by product and vintage. The discount rates calculated in this manner were intended to differentiate investments by risk characteristics. Using this approach, discount rates ranged from 4.11% to 16.64%, with a weighted average rate of 8.91% and a median rate of 7.99%. The assumptions used reflected what we believed market participants would use in pricing these assets. See discussion below regarding transfer of these securities from Level 3 to Level 2 pricing.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Capitalized mortgage loan servicing rights: The fair value of capitalized mortgage loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The valuation model inputs and results can be compared to widely available published industry data for reasonableness and, therefore, are recorded as nonrecurring Level 2.
Loans held for sale: The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2). During the fourth quarter of 2009, we transferred a $2.2 million commercial real-estate loan from the commercial loan portfolio to held for sale. The fair value of this loan was based on a bid from a buyer and, therefore, is classified as a recurring Level 1 at December 31, 2009. This loan was sold for the recorded amount in January, 2010.
Derivatives: The fair value of derivatives, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).
Impaired loans with specific loss allocations: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and liabilities measured at fair value, including financial assets for which we have elected the fair value option, were as follows:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Significant	Significant
		for	Other	Un-
	Fair Value	Identical	Observable	observable
	Measure-	Assets	Inputs	Inputs
	ments	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2010:
Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$49	$49
Securities available for sale
U.S. agency residential mortgage-backed	59,318		$59,318
Private label residential mortgage-backed	15,953		15,953
Other asset-backed	5,432		5,432
Obligations of states and political subdivisions	60,307		60,307
Trust preferred	8,848		8,848
Loans held for sale	30,531		30,531
Derivatives (1)	620		620
Liabilities
Derivatives (2)	4,137		4,137
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,142		9,142
Impaired loans	51,943			$51,943
Other real estate	39,606			39,606
December 31, 2009:
Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$54	$54
Securities available for sale
U.S. agency residential mortgage-backed	47,522		$47,522
Private label residential mortgage-backed	30,975			$30,975
Other asset-backed	5,505			5,505
Obligations of states and political subdivisions	67,132		67,132
Trust preferred	13,017	612	12,405
Loans held for sale	34,234	2,200	32,034
Derivatives (1)	932		932
Liabilities
Derivatives (2)	4,259		4,259
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,599		9,599
Impaired loans	49,819			49,819
Other real estate	30,821			30,821

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities

(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Three-Month
Periods Ended March 31 for items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2010			2009
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(in thousands)
Trading securities	$(5)		$(5)	$(785)		$(785)
Loans held for sale		$255	255		$224	224
For those items measured at fair value pursuant to election of the fair value option, interest income is recorded within the consolidated statements of operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends declared.
The following represent impairment charges recognized during the three month period ended March 31, 2010 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value had a carrying amount of $9.1 million which is net of a valuation allowance of $2.2 million at March 31, 2010 and had a carrying amount of $9.6 million which is net of a valuation allowance of $2.3 million at December 31, 2009. A recovery (charge) of $0.1 million and $(0.7) million was included in our results of operations for the three month periods ending March 31, 2010 and 2009, respectively.

•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $72.4 million, with a valuation allowance of $20.4 million at March 31, 2010 and had a carrying amount of $71.6 million, with a valuation allowance of $21.8 million at December 31, 2009. An additional provision for loan losses relating to impaired loans of $13.6 million was included in our results of operations for the three month period ending March 31, 2010, and $22.0 million during the same period in 2009.

•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $39.6 million which is net of a valuation allowance of $6.9 million at March 31, 2010 and a carrying amount of $30.8 million which is net of a valuation allowance of $6.5 million at December 31, 2009. An additional charge of $2.0 million and $1.0 million was included in our results of operations during the three month periods ended March 31, 2010 and 2009, respectively.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, follows:

	Securities Available for Sale
	2010	2009
	(in thousands)
Beginning balance	$36,480	$—
Total gains (losses) realized and unrealized:
Included in results of operations	132
Included in other comprehensive income	1,713
Purchases, issuances, settlements, maturities and calls	(16,940)
Transfers in and/or out of Level 3	(21,385)	47,381

Ending balance	$—	$47,381

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31	$0	$0

During the first quarter of 2009, certain private label residential mortgage- and other asset-backed securities totaling $47.4 million were transferred to a level 3 valuation technique. We believe that market dislocation for these securities began in the last four months of 2008, particularly after the collapse of Lehman Brothers in September 2008. Since the disruption was very recent and historically there exists seasonally poor liquidity conditions at year end, we decided that it was appropriate to retain Level 2 pricing in 2008 and continue to monitor and review market conditions as we moved into 2009. During the first quarter of 2009 market conditions did not improve, in fact we believe market conditions worsened due to continued declines in residential home prices, increased consumer credit delinquencies, high levels of foreclosures, continuing losses at many financial institutions, and further weakness in the U.S. and global economies. This resulted in the market for these securities being extremely dislocated, Level 2 pricing not being based on orderly transactions and such pricing possibly being described as based on “distressed sales”. As a result, we determined that it was appropriate to modify the discount rate in the valuation model described above which resulted in these securities being reclassified to Level 3 pricing in the first quarter of 2009.
During the first quarter of 2010, we transferred these private label residential mortgage- and other asset-backed securities, totaling $21.4 million, to a Level 2 valuation technique. In the first quarter of 2010, while this market is still “closed” to new issuance, secondary market trading activity increased and appeared to be more orderly than compared to 2009. In addition, many bonds are trading at levels near their economic value with fewer distressed valuations relative to 2009. Prices for many securities have been rising, due in part to negative new supply. This improvement in trading activity is supported by sales of 11 securities with a par value of $14.2 million at a $0.2 million gain during the first quarter of 2010 (none of these securities were originally purchased at a discount). The Level 2 valuation technique has also been supported through bids received from dealers on certain private label securities that approximated Level 2 pricing.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale
March 31, 2010	$30,531	$533	$29,998
December 31, 2009	34,234	278	33,956
14. Most of our assets and liabilities are considered financial instruments. Many of these financial instruments lack an available trading market and it is our general practice and intent to hold the majority of our financial instruments to maturity. Significant estimates and assumptions were used to determine the fair value of financial instruments. These estimates are subjective in nature, involving uncertainties and matters of judgment, and therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Estimated fair values have been determined using available data and methodologies that are considered suitable for each category of financial instrument. For instruments with adjustable-interest rates which reprice frequently and without significant credit risk, it is presumed that estimated fair values approximate the recorded book balances.
Financial instrument assets actively traded in a secondary market, such as securities, have been valued using quoted market prices while recorded book balances have been used for cash and due from banks, interest bearing deposits and accrued interest.
It is not practicable to determine the fair value of Federal Home Loan Bank and Federal Reserve Bank Stock due to restrictions placed on transferability.
The fair value of loans is calculated by discounting estimated future cash flows using estimated market discount rates that reflect credit and interest-rate risk inherent in the loans.
Financial instrument liabilities with a stated maturity, such as certificates of deposit and other borrowings, have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity.
Subordinated debentures have generally been valued based on a quoted market price of the specific or similar instruments.
Derivative financial instruments have principally been valued based on discounted value of contractual cash flows using a discount rate approximating current market rates.
Financial instrument liabilities without a stated maturity, such as demand deposits, savings, NOW and money market accounts, have a fair value equal to the amount payable on demand.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The estimated fair values and recorded book balances follow:

	March 31, 2010		December 31, 2009
		Recorded		Recorded
	Estimated	Book	Estimated	Book
	Fair Value	Balance	Fair Value	Balance
	(in thousands)
Assets
Cash and due from banks	$46,900	$46,900	$65,200	$65,200
Interest bearing deposits	323,500	323,500	223,500	223,500
Trading securities	50	50	50	50
Securities available for sale	149,900	149,900	164,200	164,200
Federal Home Loan Bank and Federal Reserve Bank Stock	NA	27,900	NA	27,900
Net loans and loans held for sale	2,029,500	2,110,000	2,178,000	2,251,900
Accrued interest receivable	8,500	8,500	8,900	8,900
Derivative financial instruments	600	600	900	900

Liabilities
Deposits with no stated maturity	$1,423,500	$1,423,500	$1,394,400	$1,394,400
Deposits with stated maturity	1,086,300	1,074,100	1,183,200	1,171,300
Other borrowings	161,900	157,500	136,300	131,200
Subordinated debentures	57,400	92,900	46,500	92,900
Accrued interest payable	5,900	5,900	4,500	4,500
Derivative financial instruments	4,100	4,100	4,300	4,300
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
Fair value estimates for deposit accounts do not include the value of the core deposit intangible asset resulting from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
15. Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as finance receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco.
We recorded an expense of $3.4 million and $0.8 million for vehicle service contract payment plan counterparty contingencies in the first quarters of 2010 and 2009, respectively. These charges relate to Mepco’s aforementioned business activities and are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under Mepco’s contracts with business counterparties as opposed to loss on the administration of the payment plan itself. Our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in 2010 and 2009.
In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010. Mepco is actively working to reduce its credit exposure to this counterparty. The amount of payment plans (finance receivables) purchased from this counterparty and outstanding at March 31, 2010 totaled approximately $147.4 million (compared to $206.1 million at December 31, 2009). In addition, as of March 31, 2010, this counterparty owes Mepco $27.0 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor its obligations on payment plans that Mepco has purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the second half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During the first quarter of 2010 this reserve was increased by $0.5 million, to $19.5 million as of March 31, 2010. We currently believe this reserve is adequate given a review of all relevant factors.
In addition, several of these vehicle service contract marketers, including the counterparty described above and other companies, from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has adversely affected and may in the future continue to adversely affect sales and customer cancellations of purchased products throughout the industry, which have already been negatively impacted by the economic recession. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net finance receivables held by Mepco totaled $340.7 million (or approximately 11.7% of total assets) and $406.3 million (or approximately 13.7% of total assets) at March 31, 2010 and December 31, 2009, respectively. We expect that the amount of total payment plans (finance receivables) held by Mepco will continue to decline during the remainder of 2010, due to the loss of business from the above described counterparty as well as our desire to reduce finance receivables as a percentage of total assets. This decline in finance receivables is expected to adversely impact our net interest income and net interest margin.
16. On January 29, 2010, we held a special shareholders’ meeting at which our shareholders approved an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 60 million to 500 million. They also approved the issuance of our common stock in exchange for certain of our trust preferred securities and in exchange for the shares of our preferred stock held by the UST.
On April 2, 2010, we entered into an exchange agreement with the UST pursuant to which the UST agreed to exchange all 72,000 shares of the our Series A Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”), beneficially owned and held by the UST, plus accrued and unpaid dividends on such Series A Preferred Stock, for shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with a liquidation preference of $1,000 per share (“Series B Preferred Stock”). As part of the terms of the exchange agreement, we also agreed to amend and restate the terms of the warrant, dated December 12, 2008, issued to the UST to purchase 3,461,538 shares of our common stock.
On April 16, 2010, we closed the transactions described in the exchange agreement and we issued to the UST (1) 74,426 shares of our Series B Preferred Stock and (2) an Amended and Restated Warrant to purchase 3,461,538 shares of our common stock at an exercise price of $0.7234 per share (the “Amended Warrant”) for all of the 72,000 shares of Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued dividends on such Series A Preferred Stock.
With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock are non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, our authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
outstanding voting parity stock, will have the right to elect those directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.
Under the terms of the Series B Preferred Stock, UST (and any subsequent holder of the Series B Preferred Stock) will have the right to convert the Series B Preferred Stock into our common stock at any time. In addition, we will have the right to compel a conversion of the Series B Preferred Stock into common stock, subject to the following conditions:
(i)	we shall have received all appropriate approvals from the Board of Governors of the Federal Reserve System;

(ii)	we shall have issued our common stock in exchange for at least $40 million aggregate original liquidation amount of the trust preferred securities issued by the Company’s trust subsidiaries, IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I;

(iii)	we shall have closed one or more transactions (on terms reasonably acceptable to the UST, other than the price per share of common stock) in which investors, other than the UST, have collectively provided a minimum aggregate amount of $100 million in cash proceeds to us in exchange for our common stock; and

(iv)	we shall have made the anti-dilution adjustments to the Series B Preferred Stock, if any, required by the terms of the Series B Preferred Stock.
If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation preference of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $0.7234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “Conversion Rate,” provided that such Conversion Rate is subject to certain anti-dilution adjustments. As an example only, at the time they were issued, the Series B Preferred Stock were convertible into approximately 77.2 million shares of our common stock. This Conversion Rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock.
Unless earlier converted by the holder or by us as described above, the Series B Preferred Stock will convert into shares of our common stock on a mandatory basis on the seventh anniversary of the issuance of the Series B Preferred Stock. In any such mandatory conversion, each share of Series B Preferred Stock (liquidation preference of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of our common stock at the time of such mandatory conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock).
At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock at the same conversion rate as is applicable to the conversion of the Series B Preferred Stock (as described above).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The maximum number of shares of our common stock that may be issued upon conversion of all Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 144.0 million, unless we receive shareholder approval to issue a greater number of shares.
The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date). If the Series B Preferred Stock are redeemed prior to the first dividend payment date falling on or after the second anniversary of the original issue date, the redemption price will be equal to the $1,000 liquidation amount per share plus any accrued and unpaid dividends. If the Series B Preferred Stock are redeemed on or after such date, the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable Conversion Rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after the Company gives notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Preferred Stock originally issued to the UST, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).
In April of 2010, we commenced an offer to exchange up to 180.2 million newly issued shares of our common stock for properly tendered and accepted trust preferred securities issued by IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I (the “Exchange Offer”). The Exchange Offer will expire at 11:59 p.m., Eastern Time, on Tuesday, June 1, 2010, unless extended or earlier terminated by us. In connection with the Exchange Offer, for each trust preferred security of IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I accepted in accordance with the terms of the Exchange Offer, we will issue a number of shares of our common stock having an aggregate dollar value as set forth in the prospectus for the Exchange Offer and in our registration statement filed with the Securities and Exchange Commission on April 15, 2010.
On April 27, 2010, at our annual meeting of shareholders, our shareholders also approved an amendment to our Articles of Incorporation that will allow us to effect a 1-for-10 reverse stock split. Although approved by our shareholders, we have not yet undertaken this reverse stock split.

ITEM 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
The following section presents additional information that may be necessary to assess our financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements contained elsewhere in this report as well as our 2009 Annual Report on Form 10-K. The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Introduction. Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a slowing economy in Michigan since 2001. Further, over the past few years, Michigan’s unemployment rate has been consistently above the national average. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans will be impacted by local economic conditions. The continued economic difficulties faced in Michigan has had and may continue to have many adverse consequences as described below in “Portfolio Loans and asset quality.”
Dramatic declines in the housing market in recent years, with falling home prices and elevated levels of foreclosures and unemployment have resulted in and may continue to result in significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Additionally, capital and credit markets have generally experienced elevated levels of volatility and disruption over the past few years. This market turmoil and tightening of credit have led to a lack of general consumer confidence and reduction of business activity.
In response to these difficult market conditions and the significant losses that we have incurred in the past two years that have reduced our capital, we have taken steps or initiated actions designed to restore our capital levels, improve our operations and augment our liquidity as described in more detail below.
On January 29, 2010, we held a special shareholders’ meeting at which our shareholders approved an amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 60 million to 500 million. They also approved the issuance of our common stock in exchange for certain of our trust preferred securities and in exchange for the shares of our preferred stock held by the U.S. Department of Treasury (“UST”).
On April 2, 2010, we entered into an exchange agreement with the UST. On April 16, 2010, we closed the transactions described in the exchange agreement and we issued to the UST (1) 74,426 shares of our newly issued Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (2) an Amended and Restated Warrant to purchase 3,461,538 shares of our common stock at an exercise price of $0.7234 per share (the “Amended Warrant”) for all of the 72,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued and unpaid dividends on such Series A Preferred Stock. The terms of the new Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock, except that the Series B Preferred Stock is convertible into our common stock. (See “Liquidity and capital resources.”)
In April of 2010, we commenced an offer to exchange up to 180.2 million newly issued shares of our common stock for properly tendered and accepted trust preferred securities issued by IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I (the “Exchange Offer”). The Exchange Offer will expire at 11:59 p.m., Eastern Time, on Tuesday, June 1, 2010, unless extended or earlier terminated by us. In connection with the Exchange Offer, for each trust preferred security of IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I accepted in accordance with the terms of the Exchange Offer, we will issue a number of shares of our common stock having an aggregate dollar value as set forth in the prospectus for the Exchange Offer and in our registration statement filed with the Securities and Exchange Commission on Form S-4 on April 15, 2010.
On April 27, 2010, at our annual meeting of shareholders, our shareholders also approved an amendment to our Articles of Incorporation that will allow us to effect a 1-for-10 reverse stock split. Although approved by our shareholders, we have not yet undertaken this reverse stock split.
As described in more detail below under “Liquidity and capital resources,” we adopted a capital restoration plan that contemplates three primary initiatives that have been or will be undertaken in order to increase our common equity capital, decrease our expenses, and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. Those three initiatives are: (i) an offer to our trust preferred securities holders to convert the securities they hold into our common stock; (ii) a public offering of our common stock for cash; and (iii) converting the preferred stock the UST holds into our common stock. We cannot be sure that we will be able to successfully execute on these identified initiatives in a timely manner or at all. The successful implementation of our capital restoration plan is, in many respects, largely out of our control and depends on factors such as the aggregate amount of trust preferred securities tendered in the Exchange Offer and our ability to sell our common stock or other securities for cash. These factors, in turn, may depend on factors outside of our control such as the stability of the financial markets, other macro economic conditions, and investors’ perception of the ability of the Michigan economy to recover from the current recession.
If we are not soon able to achieve the minimum capital ratios set forth in our capital restoration plan (as described below in “Liquidity and capital resources”), this inability would likely materially and adversely affect our business, our financial condition, and the value of our common stock. An inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.
In addition, we believe that if we are unable to achieve the minimum capital ratios set forth in our capital restoration plan by or within a reasonable time after a June 30, 2010, deadline imposed by our Board of Directors, and if our financial condition and performance otherwise fail to meaningfully improve, it is likely we will not be able to remain well-capitalized under federal regulatory standards. In that case, we expect our primary bank regulators would also impose additional regulatory restrictions and requirements through a regulatory enforcement action. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered certificates of deposit (“Brokered CDs”) without the prior consent of the Federal Deposit Insurance Corporation (“FDIC”), which would likely have a materially adverse impact on our business and financial condition. If our regulators take enforcement action against us, it would likely increase our expenses and could limit our business operations. There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC.
Additional restrictions would make it increasingly difficult for us to withstand the current economic conditions and any continued deterioration in our loan portfolio. We could then be required to engage in a sale or other transaction with a third party or our subsidiary bank could be placed into receivership by bank regulators. Any such event could be expected to result in a loss of the entire value of our outstanding shares of common stock, including any common stock issued in exchange for our preferred stock held by the UST or for our trust preferred securities in our Exchange Offer, and it could also result in a loss of the entire value of our outstanding trust preferred securities and preferred stock.
It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2010 as compared to earlier periods.
Results of Operations
Summary. We incurred a net loss of $13.8 million and a net loss applicable to common stock of $14.9 million during the three months ended March 31, 2010, compared to a net loss of $18.6 million and a net loss applicable to common stock of $19.7 million during the three months ended March 31, 2009. These losses are primarily due to elevated provisions for loan losses, loan and collection costs, losses on other real estate (“ORE”) and repossessed assets, vehicle service contract payment plan counterparty contingencies expense and FDIC deposit insurance.
     Key performance ratios(a)

	Three months
	ended March 31,
	2010	2009

Net loss (annualized) to
Average assets	(2.06)%	(2.68)%
Average common shareholders’ equity	(184.46)	(62.73)

Net loss per common share
Basic	$(0.62)	$(0.84)
Diluted	(0.62)	(0.84)

(a)	These amounts are calculated using net income applicable to common stock.
Net interest income. Net interest income is the most important source of our earnings and thus is critical in evaluating our results of operations. Changes in our net interest income are primarily influenced by our level of interest-earning assets and the income or yield that we earn on those assets and the manner and cost of funding our interest-earning assets. Certain macro-economic factors can also influence our net interest income such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in which we are doing business. Finally, risk management plays an important role in our level of net interest income. The ineffective management of credit risk and interest-rate risk in particular can adversely impact our net interest income.
Net interest income totaled $30.0 million during the first quarter of 2010, which represents a $4.3 million or 12.6% decrease from the comparable quarter one year earlier. The decrease in net interest income in 2010 compared to 2009 reflects a 58 basis point decline in our net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as a $28.5 million decrease in average interest-earning assets. The decline in the net interest margin primarily reflects a decrease in the yield on interest earning assets that fell to 6.12% during the first quarter of 2010 from 6.98% in the year ago period. This decline is principally due to a change in the mix of interest-earning assets with a declining level of higher yielding loans and an increasing level of lower yielding short-term investments, as described in more detail below. The change in asset mix reflects our strategy to preserve our regulatory capital levels by reducing loan balances that have higher risk weightings for regulatory capital purposes.
Beginning in the last half of 2009 and continuing into the first quarter of 2010, we increased our level of lower-yielding interest bearing cash balances to augment our liquidity in response to our deteriorating financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing Mepco (see “Noninterest expense”), we expect the balance of finance receivables to decline by approximately 40% in 2010 (such finance receivables declined by $65.6 million, or 16.1%, during the first quarter of 2010, which represents a 64.6% annualized rate). These finance receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%. The combination of these two items (an increase in the level of lower-yielding interest bearing cash balances and a decrease in the level of higher-yielding finance receivables) has had (in the first quarter) and is expected to continue to have an adverse impact on our 2010 net interest income and net interest margin.
The current interest rate environment (lower short-term interest rates and a steeper yield curve) has exacerbated the adverse impact of maintaining a high level of liquidity.
Our net interest income is also adversely impacted by our level of non-accrual loans. In the first quarter of 2010 non-accrual loans averaged $103.3 million compared to $127.5 million in the first quarter of 2009. In addition, we reversed $0.4 million of accrued and unpaid interest on loans placed on non-accrual in the first quarter of 2010 compared to $0.9 million during the first quarter of 2009.

     Average Balances and Rates

	Three Months Ended
	March 31,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,252,674	$38,922	6.98%	$2,497,623	$44,300	7.16%
Tax-exempt loans (2)	10,128	105	4.20	9,927	101	4.13
Taxable securities	96,213	1,160	4.89	114,823	1,733	6.12
Tax-exempt securities (2)	64,415	685	4.31	103,070	1,107	4.36
Cash — interest bearing	274,955	157	0.23
Other investments	27,854	215	3.13	29,277	324	4.49

Interest Earning Assets	2,726,239	41,244	6.12	2,754,720	47,565	6.98

Cash and due from banks	59,018			61,139
Other assets, net	148,460			158,443

Total Assets	$2,933,717			$2,974,302

Liabilities
Savings and NOW	$1,084,499	863	0.32	$944,904	1,581	0.68
Time deposits	1,127,618	7,356	2.65	855,025	6,967	3.30
Other borrowings	227,621	2,994	5.33	599,379	4,670	3.16

Interest Bearing Liabilities	2,439,738	11,213	1.86	2,399,308	13,218	2.23

Demand deposits	327,570			308,538
Other liabilities	64,396			70,737
Shareholders’ equity	102,013			195,719

Total liabilities and shareholders’ equity	$2,933,717			$2,974,302

Net Interest Income		$30,031			$34,347

Net Interest Income as a Percent of Earning Assets			4.45%			5.03%

(1)	All domestic, except for $0.9 million and $6.9 million for the three months ended March 31, 2010 and 2009, respectively, of average finance receivables included in taxable loans from customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
Provision for loan losses. The provision for loan losses was $17.1 million and $30.0 million during the three months ended March 31, 2010 and 2009, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. The decrease in the provision for loan losses in the first quarter of 2010 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs. See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2010.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. On a long-term basis we are attempting to grow non-interest income in order to diversify our revenues within the financial services industry. We regard net gains on mortgage loan sales as a core recurring source of revenue but they are quite cyclical and volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income. As a result, we believe it is best to evaluate our success in growing non-interest income and diversifying our revenues by also comparing non-interest income when excluding net gains (losses) on assets (mortgage loans and securities).
Non-interest income totaled $12.0 million during the first three months of 2010 compared to $11.6 million in 2009.
     Non-Interest Income

	Three months ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Service charges on deposit accounts	$5,275	$5,507
Net gains (losses) on assets
Mortgage loans	1,843	3,281
Securities	265	(564)
Other than temporary loss on securities available for sale
Total impairment loss	(118)	(17)
Loss recognized in other comprehensive loss

Net impairment loss recognized in earnings	(118)	(17)
VISA check card interchange income	1,572	1,415
Mortgage loan servicing	432	(842)
Mutual fund and annuity commissions	389	453
Bank owned life insurance	468	401
Title insurance fees	494	609
Other	1,397	1,335

Total non-interest income	$12,017	$11,578

Service charges on deposit accounts totaled $5.3 million in the first quarter of 2010, a $0.2 million or 4.2% decrease from the comparable period in 2009. The decrease in such service charges principally relates to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees because of the current challenging economic conditions.
Gains on the sale of mortgage loans were $1.8 million and $3.3 million in the first quarters of 2010 and 2009, respectively. Mortgage loan sales totaled $87.7 million in the first quarter of 2010 compared to $142.6 million in the first quarter of 2009. Mortgage loans originated totaled $90.0 million in the first quarter of 2010 compared to $154.6 million in the comparable quarter of 2009. The decline in mortgage loan originations is primarily due to a decrease in refinancing activity.
     Mortgage Loan Activity

	Three months ended
	March 31,	March 31,
	2010	2009
	(dollars in thousands)
Mortgage loans originated	$90,007	$154,608
Mortgage loans sold	87,708	142,636
Mortgage loans sold with servicing rights released	11,864	5,429
Net gains on the sale of mortgage loans	1,843	3,281
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	2.10%	2.30%
Fair value adjustments included in the Loan Sale Margin	(.07)	0.65
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
We generated net securities gains of $0.1 million and net securities losses of $0.6 million in the first quarters of 2010 and 2009, respectively. The 2010 securities gains was due primarily to a $0.3 million net gain on the sale of municipal, bank trust preferred and private-label residential mortgage-backed investment securities. The gains were offset by $0.1 million of other than temporary impairment charges. The 2009 securities losses were due to a decline in the fair value of trading securities of $0.8 million that was partially offset by $0.2 million of net securities gains due principally to the sale of municipal securities. (See “Securities.”)
VISA check card interchange income increased by 11.1% in the first quarter of 2010 compared to the year ago period. These results are principally attributable to a rise in the frequency of use of our VISA check card product by our customers.
Mortgage loan servicing generated income of $0.4 million and a loss of $0.8 million in the first quarters of 2010 and 2009, respectively. As compared to the first quarter of 2010, the year-ago quarter included a $0.8 million higher impairment charge and $0.4 million in higher amortization of capitalized mortgage loan servicing rights. The 2009 impairment charge primarily reflects declining mortgage loan interest rates resulting in higher estimated future prepayment rates during that year-ago period. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$15,273	$11,966
Originated servicing rights capitalized	775	1,499
Amortization	(758)	(1,179)
(Increase)/decrease in impairment reserve	145	(697)

Balance at end of period	$15,435	$11,589

Impairment reserve at end of period	$2,157	$5,348

At March 31, 2010 we were servicing approximately $1.73 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.68% and a weighted average service fee of 25.6 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2010 totaled $15.4 million and had an estimated fair market value of $16.5 million.
Mutual fund and annuity commissions decreased during the first quarter of 2010 compared to the year ago period primarily reflecting lower sales of these products. These lower sales are primarily due to the elimination of certain personnel within the wealth management portion of our investment and insurance sales force in early 2010.
Income from bank owned life insurance increased in 2010 due to a higher average crediting rate on our cash surrender value reflecting generally improved total returns on the underlying separate account assets.
Title insurance fees decreased during the first quarter of 2010 compared to the year ago period primarily as a result of the aforementioned decline in mortgage lending origination volume.
Other non-interest income was relatively unchanged between the first quarters of 2010 and 2009.
Non-interest expense. Non-interest expense is an important component of our results of operations. Historically, we primarily focused on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses generally increased from year to year because we expanded our operations through acquisitions and by opening new branches and loan production offices. Because of the current challenging economic environment that we are confronting, our expansion through acquisitions or by opening new branches is unlikely in the near term. Further, management is focused on a number of initiatives to reduce and contain non-interest expenses.
Non-interest expense totaled $39.1 million in the first quarter of 2010 compared to $34.2 million in the year ago period. This increase was primarily due to a rise in compensation and employee benefits expense, credit related costs (loan and collection expenses and loss on other real estate and repossessed assets), vehicle service contract counterparty contingencies and FDIC deposit insurance costs.

Non-Interest Expense

	Three months ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Salaries	$10,176	$9,669
Performance-based compensation and benefits	644	329
Other benefits	2,393	2,579

Compensation and employee benefits	13,213	12,577
Loan and collection	4,786	4,038
Vehicle service contract counterparty contingencies	3,418	800
Occupancy, net	2,909	3,048
Data processing	2,105	2,096
Loss on other real estate and repossessed assets	2,029	1,261
FDIC deposit insurance	1,802	1,186
Furniture, fixtures and equipment	1,719	1,849
Credit card and bank service fees	1,675	1,464
Legal and professional fees	1,136	641
Communications	1,073	1,045
Advertising	779	1,442
Supplies	393	469
Amortization of intangible assets	322	501
Other	1,720	1,774

Total non-interest expense	$39,079	$34,191

Compensation and employee benefits expenses increased by $0.6 million, or 5.1%, in the first quarter of 2010, primarily because the deferral (as direct loan origination costs) of such expenses has decreased in 2010 as a result of the decline in loan origination activity. The amount of compensation and employee benefits expenses that were deferred as direct loan origination costs declined by $1.0 million in 2010 compared to 2009. For 2010, we froze salaries at 2009 levels, eliminated bonuses, eliminated our 401(k) match, and eliminated any employee stock ownership plan contribution. Further, the number of full time equivalent employees has declined slightly in 2010 compared to year ago levels.
The increase in loan and collection expenses is primarily due to costs incurred at Mepco related to counterparty defaults (as described below) and the increased loss on ORE and repossessed assets principally reflects continuing weak prices for real estate. (See “Portfolio Loans and asset quality.”)
Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as finance receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco.
We recorded an expense of $3.4 million and $0.8 million for vehicle service contract payment plan counterparty contingencies in the first quarters of 2010 and 2009, respectively. These charges relate to Mepco’s aforementioned business activities and are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under Mepco’s contracts with business counterparties as opposed to loss on the administration of the payment plan itself. Our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in 2010 and 2009.
In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010. Mepco is actively working to reduce its credit exposure to this counterparty. The amount of payment plans (finance receivables) purchased from this counterparty and outstanding at March 31, 2010 totaled approximately $147.4 million (compared to $206.1 million at December 31, 2009). In addition, as of March 31, 2010, this counterparty owes Mepco $27.0 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor its obligations on payment plans that Mepco has purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the second half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During the first quarter of 2010 this reserve was increased by $0.5 million, to $19.5 million as of March 31, 2010. We currently believe this reserve is adequate given a review of all relevant factors.
In addition, several of these vehicle service contract marketers, including the counterparty described above and other companies, from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has adversely affected and may in the future continue to adversely affect sales and customer cancellations of purchased products throughout the industry, which have already been negatively impacted by the economic recession. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry.
The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net finance receivables held by Mepco totaled $340.7 million (or approximately 11.7% of total assets) and $406.3 million (or approximately 13.7% of total assets) at March 31, 2010 and December 31, 2009, respectively. We expect that the amount of total payment plans (finance receivables) held by Mepco will continue to decline during the remainder of 2010, due to the loss of business from the above described counterparty as well as our desire to reduce finance receivables as a percentage of total assets. This decline in finance receivables is expected to adversely impact our net interest income and net interest margin.
Occupancy, net, data processing, furniture, fixtures and equipment, communications, supplies and other non-interest expenses in the first quarter of 2010 were generally comparable to first quarter 2009 levels. Collectively, these expense categories declined by $0.4 million, or 3.5%, in 2010 compared to the year ago period due primarily to our cost reduction efforts.
FDIC deposit insurance expense rose by $0.6 million, or 51.9%, in the first quarter of 2010 compared to the year ago period reflecting both higher assessment rates in 2010 and an increased balance of total deposits.
Credit card and bank service fees increased primarily due to an increase in the number of payment plans being serviced by Mepco in the first quarter of 2010 compared to the first quarter of 2009. However, as described above, the level of such payment plans have declined since the end of 2009.
Legal and professional fees increased substantially in the first quarter of 2010 compared to the year earlier period due primarily to increased legal expenses associated with the issues described above related to Mepco, due to various regulatory matters and due to a variety of initiatives connected with our capital restoration plan as described in greater detail below. (See “Liquidity and capital resources.”)
Total advertising expense was lower in 2010 compared to 2009 due primarily to a reduction in outdoor advertising (billboards) and the elimination of our VISA check card rewards program.
Income tax expense (benefit). As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets. Accordingly, we are not able to recognize much income tax benefit related to the loss before income tax. We recorded an income tax benefit of $0.3 million in the first quarter of 2010 compared to income tax expense of $0.3 million in the year ago quarter. The benefit recognized during the first quarter of 2010 was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of tax expense for the current year. For the first quarter of 2010 and 2009, this resulted in an income tax benefit of $0.2 million and zero, respectively.
Income tax expense in the consolidated statements of operations also includes income taxes in a variety of other states due primarily to Mepco’s operations. The amounts of such state income taxes were $0.07 million and $0.15 million in the first quarter of 2010 and 2009, respectively.
The capital initiatives summarized in “Introduction” and detailed under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforward and other deferred tax assets in the future. As a result, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in future years. As of March 31, 2010, we had a federal net operating loss carryforward of approximately $53.5 million. Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 4.03%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of our net operating loss carryforward, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. At this time, we do not know whether we will be successful in completing the initiatives as proposed and therefore do not know the likelihood of experiencing a change of ownership under these tax rules.
Since we currently have a valuation allowance intended to fully offset our net operating loss carryforward and the majority of other net deferred tax assets, we do not expect these tax rules to cause a material impact to our net income or loss in the near term.
Business Segments. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank and Mepco. These business segments are also differentiated based on the products and services provided. We evaluate performance based principally on net income (loss) of the respective reportable segments.

The following table presents net income (loss) by business segment.
Business Segments

	Three months ended
	March 31,
	2010	2009

Independent Bank	$(12,042)	$(21,145)
Mepco	669	4,585
Other(1)	(2,440)	(2,013)
Elimination	(24)	(24)

Net loss	$(13,837)	$(18,597)

(1)	Includes amounts relating to our parent company and certain insignificant operations.
The decrease in the net loss recorded by Independent Bank in 2010 compared to 2009 is primarily due to a lower provision for loan losses that was partially offset by a decline in net interest income. (See “Provision for loan losses,” “Portfolio Loans and asset quality,” and “Net interest income.”)
Mepco’s net income declined in 2010 compared to 2009 due primarily to a decrease in net interest income and increases in vehicle service contract payment plan counterparty contingencies expense and loan and collection expense (see “Non-interest expense”). All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation). The rate on this intercompany loan was increased to the Prime Rate (currently 3.25%) effective January 1, 2010. Prior to 2010, this intercompany loan was priced principally based on Brokered CD rates.
Financial Condition
Summary. Our total assets decreased by $64.6 million during the first three months of 2010. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.156 billion at March 31, 2010, down 6.3% from $2.299 billion at December 31, 2009. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.498 billion at March 31, 2010, compared to $2.566 billion at December 31, 2009. The $68.2 million decline in total deposits during the period is primarily due to a decrease in Brokered CDs that was partially offset by an increase in savings and checking accounts and retail time deposits. Other borrowings totaled $157.5 million at March 31, 2010, an increase of $26.3 million from December 31, 2009. This increase primarily reflects additional borrowings from the Federal Home Loan Bank of Indianapolis.
Securities. We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and other asset-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed as follows, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)
Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
March 31, 2010	$154,066	$2,853	$7,061	$149,858
December 31, 2009	171,049	3,149	10,047	164,151
Securities available for sale declined during 2010 because sales, maturities and principal payments in the portfolio were not entirely replaced with new purchases. We sold municipal securities in 2010 and 2009 primarily because our current tax situation (net operating loss carryforward) negates the benefit of holding tax exempt securities. In 2010, we also sold certain private-label residential mortgage-backed securities and bank trust preferred securities to augment our liquidity. (See “Liquidity and capital resources.”)
We recorded other than temporary impairment charges on securities of $0.1 million and $0.02 million during the first quarter of 2010 and 2009, respectively. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature. The 2010 charge related to a trust preferred security and a private label residential mortgage-backed security. The 2009 charge related to a trust preferred security. (See “Non-interest income” and “Asset/liability management.”)
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2010	2009
	(in thousands)

Proceeds	$25,415	$6,434

Gross gains	$304	$225
Gross losses	(34)	(6)
Impairment charges	(118)	(17)
Fair value adjustments	(5)	(783)

Net gains (losses)	$147	$(581)

Portfolio Loans and asset quality. In addition to the communities served by our bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also historically participated in commercial lending transactions with certain non-affiliated banks and also purchased mortgage loans from third-party originators. Currently, we are not engaging in any new commercial loan participations with non-affiliated banks or purchasing any mortgage loans from third party originators.
The senior management and board of directors of our bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process, attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and in fact we have experienced an elevated provision for loan losses in 2010 and 2009 compared to prior historical levels before 2007.
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan demand has slowed since 2007, reflecting weak economic conditions in Michigan. Further, it is our desire to reduce certain loan categories in order to preserve our regulatory capital ratios or for risk management reasons. For example, construction and land development loans have been declining because we are seeking to shrink this portion of our Portfolio Loans due to a very poor economic climate for real estate development, particularly residential real estate. In addition, finance receivables declined in 2010 as we seek to reduce Mepco’s vehicle service contract payment plan business. (See “Non-interest expense.”) Declines in Portfolio Loans or competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results.
Non-performing assets(1)

	March 31,	December 31,
	2010	2009
	(dollars in thousands)
Non-accrual loans	$95,989	$105,965
Loans 90 days or more past due and still accruing interest	2,266	3,940

Total non-performing loans	98,255	109,905
Other real estate and repossessed assets	40,284	31,534

Total non-performing assets	$138,539	$141,439

As a percent of Portfolio Loans
Non-performing loans	4.56%	4.78%
Allowance for loan losses	3.53	3.55
Non-performing assets to total assets	4.78	4.77
Allowance for loan losses as a percent of non-performing loans	77.48	74.35

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

The decrease in non-performing loans since year-end 2009 is due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect net charge-offs of loans and the migration of loans into ORE during the first quarter of 2010. Non-performing commercial loans largely relate to delinquencies caused by cash flow difficulties encountered by real estate developers (due to a decline in sales of real estate) as well as owners of income-producing properties (due to higher vacancy rates). The elevated level of non-performing residential mortgage loans is primarily due to increased delinquencies reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan.
ORE and repossessed assets totaled $40.3 million at March 31, 2010, compared to $31.5 million at December 31, 2009. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both weak economic conditions and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at March 31, 2010, we anticipate that our level of ORE and repossessed assets will likely remain at elevated levels for some period of time. The high level of non-performing assets is adversely impacting our net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The ratio of loan net charge-offs to average loans was 4.10% on an annualized basis in the first quarter of 2010 compared to 4.91% in the first quarter of 2009. The decline in loan net charge-offs primarily reflects a decrease of $8.1 million for commercial loans. These loan net charge-offs primarily reflect elevated levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development. We do not believe that the elevated level of loan net charge-offs in the first quarter of 2010 is necessarily indicative of what we will experience during the balance of 2010 and beyond. Commercial loan net charge-offs in the first quarter of 2010 totaled $15.7 million and included a couple of larger credits on which specific allowance allocations had been previously established. The commercial loan portfolio is thoroughly analyzed each quarter through our credit review process and an appropriate allowance and provision for loan losses is recorded based on such review and in light of prevailing market and loan collection conditions.

Allowance for loan losses

	Three months ended
	March 31,
	2010		2009
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(dollars in thousands)
Balance at beginning of period	$81,717	$1,858	$57,900	$2,144
Additions (deduction)
Provision charged to operating expense	17,014	56	30,124	(86)
Recoveries credited to allowance	991		607
Loans charged against the allowance	(23,590)		(30,326)

Balance at end of period	$76,132	$1,914	$58,305	$2,058

Net loans charged against the allowance to average Portfolio Loans (annualized)	4.10%		4.91%
In determining the allowance and the related provision for credit losses, we consider four principal elements: (i) specific allocations based upon probable incurred losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowance allocations based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios.
The first element reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, and discounted collateral exposure.
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
The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining this fourth element, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios. (See “Provision for credit losses.”)
Mepco’s allowance for loan losses is determined in a similar manner as discussed above and primarily takes into account historical loss experience and other subjective factors deemed relevant to their business as described in greater detail below.
Losses associated with the administration of Mepco’s vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a credit of $0.1 million for its provision for loan losses in the first quarter of 2010 due primarily to a significant decline ($65.6 million) in the balance of finance receivables. This compares to a provision for loan losses of $0.2 million in the first quarter of 2009. Mepco’s allowance for loan losses totaled $0.7 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively. Mepco has established procedures for vehicle service contract payment plan servicing/administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our collateral position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is entirely done through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
The allowance for loan losses decreased $5.6 million from $81.7 million at December 31, 2009 to $76.1 million at March 31, 2010 and was equal to 3.53% of total Portfolio Loans at March 31, 2010 compared to 3.55% at December 31, 2009. Three of the four components of the allowance for loan losses outlined above declined during the first quarter of 2010. The allowance for loan losses related to specific loans increased due to some larger loss allocations on some individual credits even though total non-performing loans declined from $109.9 million at December 31, 2009 to $98.3 million at March 31, 2010. The allowance for loan losses related to other adversely rated loans decreased $5.1 million from December 31, 2009 to March 31, 2010 primarily due to a $15.7 million decrease in the balance of such loans from $140.4 million at December 31, 2009 to $124.7 million at March 31, 2010, with the most significant decrease occurring in non-impaired substandard commercial loans with balances of over $1 million, which decreased $12.0 million from $19.5 million at December 31, 2009 to $7.5 million at March 31, 2010. The allowance allocation determined on these loans, based on discounted collateral or cash flow analysis, was reduced $4.8 million from $6.0 million at December 31, 2009 to $1.2 million at March 31, 2010. The allowance for loan losses related to historical losses decreased due to declines in loan balances, as total loans declined $143.8 million from $2.299 billion at December 31, 2009 to $2.156 billion at March 31, 2010. Finally, the allowance for loan losses related to subjective factors decreased slightly primarily due to the improvement in certain economic indicators used in computing this portion of the allowance.

Allocation of the Allowance for Loan Losses

	March 31,	December 31,
	2010	2009

	(in thousands)
Specific allocations	$30,424	$29,593
Other adversely rated loans	9,369	14,481
Historical loss allocations	21,646	22,777
Additional allocations based on subjective factors	14,693	14,866

	$76,132	$81,717

Deposits and borrowings. Our competitive position within many of the markets served by our branch network limits our ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits. Accordingly, we principally compete on the basis of convenience and personal service, while employing pricing tactics that are intended to enhance the value of core deposits.
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has historically generated increases in customer relationships. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as a significant challenge. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, the continued funding of Portfolio Loans with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $20.4 million and $22.0 million at March 31, 2010 and December 31, 2009, respectively, and will be expensed over the assessment period (through the fourth quarter of 2012). The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual deposit balances and assessment rates used during each assessment period.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	March 31,			December 31,
	2010			2009
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$523,052	2.4 years	2.81%	$629,150	2.2 years	2.46%
Fixed rate FHLB advances(1)	52,372	2.8 years	3.76	27,382	5.5 years	6.59
Variable rate FHLB advances(1)	70,000	1.3 years	0.30	67,000	1.4 years	0.32
Securities sold under agreements to repurchase(1)	35,000	.6 years	4.42	35,000	.9 years	4.42

Total	$680,424	2.2 years	2.71%	$758,532	2.2 years	2.51%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.
Other borrowings, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $157.5 million at March 31, 2010, compared to $131.2 million at December 31, 2009. The $26.3 million increase in other borrowed funds principally reflects additional borrowings from the FHLB.
As described above, we rely on wholesale funding, including FRB and FHLB borrowings and Brokered CDs to augment our core deposits to fund our business. As of March 31, 2010, our use of such wholesale funding sources amounted to approximately $680.4 million. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.
In addition, if we fail to remain “well-capitalized” (under federal regulatory standards) which is likely if we are unable to successfully raise additional capital as outlined below, we will be prohibited from accepting or renewing Brokered CDs without the prior consent of the FDIC. As of March 31, 2010, we had Brokered CDs of approximately $523.1 million. Of this amount $85.9 million mature during the next twelve months. As a result, any such restrictions on our ability to access Brokered CDs is likely to have a material adverse impact on our business and financial condition.
Moreover, we cannot be sure that we will be able to maintain our current level of core deposits. Our deposit customers could move their deposits in reaction to media reports about bank failures in general (as discussed in “Liquidity and capital resources”) or in reaction to negative publicity we may receive as a result of the pursuit of our capital raising initiatives or, particularly, if we are unable to successfully complete such initiatives. In particular, those deposits that are currently uninsured or those deposits in the FDIC Transaction Account Guarantee Program (“TAGP”), which is set to expire on December 31, 2010, may be particularly susceptible to outflow. At March 31, 2010 we had $92.0 million of uninsured deposits and an additional $195.8 million of deposits in the TAGP. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.
Our financial performance will be materially affected if we are unable to maintain our access to funding or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.
We employ derivative financial instruments to manage our exposure to changes in interest rates. At March 31, 2010, we employed interest-rate swaps with an aggregate notional amount of $115.0 million and interest rate caps with an aggregate notional amount of $85.0 million.
Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our consolidated statements of cash flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios as well as to be able to respond to unforeseen liquidity needs.
Our sources of funds include our deposit base, secured advances from the FHLB, secured borrowings from the FRB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).
At March 31, 2010 we had $460.2 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.423 billion of our deposits at March 31, 2010 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the FDIC announced several programs including increasing the deposit insurance limit from $100,000 to $250,000 at least until December 31, 2013 and providing unlimited deposit insurance for balances in non-interest bearing demand deposit and certain low interest rate transaction accounts until December 31, 2010. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite these moves by the FDIC and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced some of the financial ratings of our bank that are followed by our larger deposit customers, such as municipalities. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.

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
As a result of the liquidity risks described above and in “Deposits and borrowings” we have increased our level of overnight cash balances in interest-bearing accounts to $323.5 million at March 31, 2010 from $223.5 million at December 31, 2009 and $7.2 million at March 31, 2009. We have also issued longer-term (two to five years) callable Brokered CDs and reduced certain secured borrowings (such as from the FRB) to increase available funding sources. We believe these actions will assist us in meeting our liquidity needs during 2010.
Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.
We have four special purpose entities that have issued $90.1 million of cumulative trust preferred securities outside of IBC. Currently, at IBC, $37.0 million of these securities qualify as Tier 1 capital and the balance qualify as Tier 2 capital. These entities have also issued common securities and capital to IBC that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009.
As described earlier (see “Introduction.”), in April of 2010, we initiated the Exchange Offer. Under the terms of the Exchange Offer we are offering our common stock having a value equal to 80% of the liquidation amount of the trust preferred securities plus accrued and unpaid dividends through May 31, 2010. In addition, we are offering an early exchange premium equal to 5% of the liquidation amount of the trust preferred securities. The value of our common stock used in the Exchange Offer will be equal to the average volume weighted average price per share for the five consecutive trading day period ending on and including the second trading day immediately preceding the expiration date of the Exchange Offer. We currently expect to complete the Exchange Offer in June 2010.
The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in the Tier 2 capital, subject to restrictions.
In December 2008, we issued 72,000 shares of Series A, no par value, $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (“Series A Preferred Stock”) and a warrant to purchase 3,461,538 shares (at $3.12 per share) of our common stock (“Original Warrant”) to the UST in return for $72.0 million under the TARP CPP. Of the total proceeds, $68.4 million was originally allocated to the Series A Preferred Stock and $3.6 million was allocated to the Original Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Series A Preferred Stock was being accreted using an effective yield method over five years. The accretion has been recorded as part of the Series A Preferred Stock dividend.
The Series A Preferred Stock paid a quarterly cumulative cash dividend at a rate of 5% per annum on the $1,000 liquidation preference to, but excluding February 15, 2014 and at a rate of 9% per annum thereafter. The annual 5% dividend on the Series A Preferred Stock together with the amortization of the discount reduced net income (or increased the net loss) applicable to common stock by approximately $4.3 million annually. The exercise price on the Original Warrant of $3.12 per share was above both our common stock book value per share and our common stock tangible book value per share. If our market value per share exceeded the Original Warrant price, our diluted earnings per share would have been reduced. However, the exercise of the Original Warrant had not been dilutive to our current book value per share.
As described earlier (see “Introduction.”), on April 16, 2010, we exchanged the Series A Preferred Stock for our Series B Preferred Stock. The Series B Preferred Stock and the Amended Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We did not receive any cash proceeds from the issuance of the Series B Preferred Stock or the Amended Warrant. In general, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was held by the UST, except that the Series B Preferred Stock is convertible into our common stock.
The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, our authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid.
Under the terms of the Series B Preferred Stock, the UST (and any subsequent holder of the Series B Preferred Stock) will have the right to convert the Series B Preferred Stock into our common stock at any time. In addition, we will have the right to compel a conversion of the Series B Preferred Stock into common stock, subject to the following conditions:
(i) we shall have received all appropriate approvals from the Board of Governors of the Federal Reserve System;
(ii) we shall have issued our common stock in exchange for at least $40.0 million aggregate original liquidation amount of the trust preferred securities issued by our trust subsidiaries, IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I;
(iii) we shall have closed one or more transactions (on terms reasonably acceptable to the UST, other than the price per share of common stock) in which investors, other than the UST, have collectively provided a minimum aggregate amount of $100 million in cash proceeds to us in exchange for our common stock; and
(iv) we shall have made the anti-dilution adjustments to the Series B Preferred Stock, if any, required by the terms of the Series B Preferred Stock.
If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation preference of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $0.7234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “Conversion Rate,” provided that such Conversion Rate is subject to certain anti-dilution adjustments.
Unless earlier converted by the holder or by us as described above, the Series B Preferred Stock will convert into shares of our common stock on a mandatory basis on the seventh anniversary of the issuance of the Series B Preferred Stock. In any such mandatory conversion, each share of Series B Preferred Stock (liquidation preference of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of our common stock at the time of such mandatory conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock).
At the time any shares of Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock at the same conversion rate as is applicable to the conversion of the Series B Preferred Stock (as described above).
The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 144.0 million, unless we receive shareholder approval to issue a greater number of shares.
The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date). If the Series B Preferred Stock is redeemed prior to the first dividend payment date falling on or after the second anniversary of the original issue date, the redemption price will be equal to the $1,000 liquidation amount per share plus any accrued and unpaid dividends. If the Series B Preferred Stock is redeemed on or after such date, the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable Conversion Rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of shares of Series B Preferred Stock originally issued to the Treasury, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).

In connection with the issuance of the Series B Preferred Stock, on April 16, 2010, we amended our Articles of Incorporation to designate the Series B Preferred Stock, and to specify the preferences and rights of that series, including the relevant provisions described above.
The Amended Warrant is exercisable, in whole or in part, by the UST (and any subsequent holder of the Amended Warrant), at any time or from time to time after April 16, 2010, but in no event later than December 12, 2018. The exercise price ($0.7234) and the number of shares (3,461,538) subject to the Amended Warrant are both subject to anti-dilution adjustments.
We will record the exchange of the Series A Preferred Stock for the Series B Preferred Stock and the exchange of the Original Warrant for the Amended Warrant in the second quarter of 2010 based on the relative fair values of these newly issued instruments. At this time, we do not yet know how these transactions will impact our results of operations (i.e. whether we will record any gain or loss on these transactions) in the second quarter of 2010.
In the fourth quarter of 2009, we took certain actions to improve our regulatory capital ratios and preserve capital and liquidity. Beginning in November of 2009, we eliminated the $0.01 per share quarterly cash dividend on our common stock. In addition, we suspended payment of quarterly dividends on the Series A Preferred Stock held by the UST. The cash dividends payable to the UST amounted to $3.6 million per year until December of 2013, at which time they would have increased to $6.5 million per year. Also beginning in December of 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities (which are the trust preferred securities solicited for exchange in the exchange offers described herein) were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities amount to approximately $5.4 million per year. These actions will preserve cash at our parent holding company as we do not expect Independent Bank, our bank subsidiary, to be able to pay any cash dividends in the near term. Dividends from the bank are restricted by federal and state law and are further restricted by the Board resolutions adopted in December 2009, and described herein.
We do not have any current plans to resume dividend payments on our outstanding trust preferred securities or the outstanding shares of any preferred stock. We do not know if or when any such payments will resume.
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
So long as any shares of Series A (and beginning on April 16, 2010 the Series B) Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, (a) no dividend whatsoever may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan; and (b) neither we nor any of our subsidiaries may purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series A (and beginning on April 16, 2010 the Series B) Preferred Stock for all prior dividend periods, other than purchases, redemptions or other acquisitions of our common stock or other junior stock in connection with the administration of employee benefit plans in the ordinary course of business and consistent with past practice; pursuant to a publicly announced repurchase plan up to the increase in diluted shares outstanding resulting from the grant, vesting or exercise of equity-based compensation; any dividends or distributions of rights or junior stock in connection with any shareholders’ rights plan, redemptions or repurchases of rights pursuant to any shareholders’ rights plan; acquisition of record ownership of common stock or other junior stock or parity stock for the beneficial ownership of any other person who is not us or one of our subsidiaries, including as trustee or custodian; and the exchange or conversion of common stock or other junior stock for or into other junior stock or of parity stock for or into other parity stock or junior stock but only to the extent that such acquisition is required pursuant to binding contractual agreements entered into before December 12, 2008 or any subsequent agreement for the accelerated exercise, settlement or exchange thereof for common stock.
During the deferral period on the Debentures and Series A (and beginning on April 16, 2010 the Series B) Preferred Stock, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of our capital stock. Suspension of the common stock dividend will conserve an additional $1.0 million on an annualized basis.
Shareholders’ equity applicable to common stock declined to $27.9 million at March 31, 2010 from $40.7 million at December 31, 2009. Our tangible common equity (“TCE”) totaled $17.9 million and $30.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 0.62% at March 31, 2010 compared to 1.03% at December 31, 2009. We are pursuing various alternatives in order to increase our TCE and regulatory capital ratios as described below. Although our subsidiary bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of: (a) the losses that we have incurred in recent quarters; (b) our elevated levels of non-performing loans and other real estate; and (c) the ongoing economic stress in Michigan, we have taken or may take the following actions to improve our regulatory capital ratios and preserve liquidity at our holding company level:
•	Eliminated our cash dividend on our common stock;

•	Deferred the dividends on our Series A Preferred Stock;

•	Deferred the dividends on our Debentures;

•	Exchanged the Series A Preferred Stock for Series B Convertible Preferred Stock in April 2010;

•	Initiated the Exchange Offer in April 2010; and

•	Will attempt to raise additional capital, including the possibility of a significant and large issuance of common stock, which is expected to be highly dilutive to our existing shareholders.
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
In December 2009, the Board of Directors of IBC adopted resolutions that impose the following restrictions:
•	We will not pay dividends on our outstanding common stock or the outstanding preferred stock held by the UST and we will not pay distributions on our outstanding trust preferred securities without, in each case, the prior written approval of the FRB and the Michigan Office of Financial and Insurance Regulation (“OFIR”);

•	We will not incur or guarantee any additional indebtedness without the prior approval of the FRB;

•	We will not repurchase or redeem any of our common stock without the prior approval of the FRB; and

•	We will not rescind or materially modify any of these limitations without notice to the FRB and the OFIR.
In December 2009, the Board of Directors of Independent Bank, our subsidiary bank, adopted resolutions designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:
•	The adoption by the Bank of a capital restoration plan as described below;

•	The enhancement of the Bank’s documentation of the rationale for discounts applied to collateral valuations on impaired loans and improved support for the identification, tracking, and reporting of loans classified as troubled debt restructurings;

•	The adoption of certain changes and enhancements to our liquidity monitoring and contingency planning and our interest rate risk management practices;

•	Additional reporting to the Bank’s Board of Directors regarding initiatives and plans pursued by management to improve the Bank’s risk management practices;

•	Prior approval of the FRB and the OFIR for any dividends or distributions to be paid by the Bank to Independent Bank Corporation; and

•	Notice to the FRB and the OFIR of any rescission of or material modification to any of these resolutions.
The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR in response to the FRB’s most recent examination report of Independent Bank, which was completed in October 2009. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s condition and operations that were highlighted in the examination report and that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a memorandum of understanding or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above and if our financial condition and performance do not otherwise materially improve, we may face additional regulatory scrutiny and restrictions in the form of a memorandum of understanding or similar undertaking imposed by the regulators.
Subsequent to the adoption of the resolutions described above, the Bank adopted the Capital Restoration Plan required by the resolutions. This Capital Plan is described in more detail below. Other than fully implementing such Capital Plan and achieving the minimum capital ratios set forth in the resolutions, we believe we have already taken appropriate actions to fully comply with these Board resolutions.
In January 2010, we adopted a Capital Restoration Plan (the “Capital Plan”), as required by the Board resolutions adopted in December 2009, and described above, and submitted such Capital Plan to the FRB and the OFIR.
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009. As of March 31, 2010, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our subsidiary bank as of March 31, 2010, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

		Minimum
	Independent	Ratios	Ratios Required
	Bank-Actual	Established by	to be Well-
	at 3/31/10	our Board	Capitalized
Total capital to risk weighted assets	10.41%	11.0%	10.0%
Tier 1 capital to average assets	6.43%	8.0%	5.0%
The Capital Plan (as modified in March 2010) sets forth an objective of achieving these minimum capital ratios as soon as practicable, but no later than June 30, 2010, and maintaining such capital ratios though at least the end of 2012.
The Capital Plan includes projections prepared by us that reflect forecasted financial data through 2012. Those projections anticipate a need for a minimum of $60 million of additional capital in order for us to achieve and maintain the minimum ratios established by our Board. The projections take into account the various risks and uncertainties we face. However, because the projections are based on assumptions regarding such risks and uncertainties, which assumptions may not prove to be true, the Capital Plan contains a target of $100 million to $125 million of additional capital to be raised by us. The Capital Plan sets forth certain initiatives to be pursued in order to raise additional capital and meet the objectives of the Capital Plan.

In anticipation of the capital raising initiatives described in the Capital Plan, we engaged an independent third party to perform a due diligence review (a “stress test”) on our commercial loan portfolio and a separate independent third party to perform a similar review of our retail loan portfolio. These independent stress tests were concluded in January 2010. Each analysis included different scenarios based on expectations of future economic conditions. We engaged these independent reviews in order to ensure that the similar analyses we had performed internally in 2009, on which we based our projections for future expected loan losses and our need for additional capital, were reasonable and did not materially understate our projected loan losses. Based on the conclusions of these third party reviews, we determined that we did not need to modify our projections used for purposes of the Capital Plan.
In addition to contemplating a public offering of our common stock for cash, the Capital Plan contemplates two other primary capital raising initiatives: (1) an offer to exchange shares of our common stock for any or all of our outstanding trust preferred securities, and (2) an offer to exchange shares of our common stock for any or all of the shares of our preferred stock held by the UST. These two initiatives are designed to do the following:
•	improve our holding company’s ratio of tangible common equity (TCE) to tangible assets;

•	reduce required annual interest and dividend payments by reducing the aggregate principal amount of outstanding trust preferred securities and outstanding shares of preferred stock; and

•	improve our ability to successfully raise additional capital through a public offering of our common stock.
As described earlier, these two initiatives are currently in process.
Our Capital Plan also outlines various contingency plans in case we do not succeed in raising all additional capital needed. These contingency plans include a possible further reduction in our assets (such as through a sale of branches, loans, and/or other operating divisions or subsidiaries), more significant expense reductions than those that have already been implemented and those that are currently being considered, and a sale of the Bank. Because of current market conditions, we believe we are more likely to meet the minimum capital ratios set forth in the Capital Plan through raising new equity capital than we are through pursuing any of these contingency plans. However, the contingency plans were considered and included within the Capital Plan in recognition of the possibility that market conditions for these transactions may improve and that such transactions may be necessary or required by our regulators if we are unable to raise sufficient equity capital through the capital raising initiatives described above.
The Capital Plan concludes with the recognition that our strategy and focus for the near term will be to improve our asset quality and pursue the capital raising initiatives described above in order to strengthen our capital position.

Capitalization

	March 31,	December 31,
	2010	2009
	(in thousands)
Subordinated debentures	$92,888	$92,888
Amount not qualifying as regulatory capital	(2,788)	(2,788)

Amount qualifying as regulatory capital	90,100	90,100

Shareholders’ Equity
Preferred stock, Series A, no par value	69,334	69,157
Common stock, par value $1.00 per share	23,884	23,863
Capital surplus	201,754	201,618
Accumulated deficit	(184,012)	(169,098)
Accumulated other comprehensive loss	(13,749)	(15,679)

Total shareholders’ equity	97,211	109,861

Total capitalization	$187,311	$199,961

Total shareholders’ equity at March 31, 2010 decreased $12.7 million from December 31, 2009, due primarily to our first quarter 2010 net loss of $13.8 million. Shareholders’ equity totaled $97.2 million, equal to 3.35% of total assets at March 31, 2010. At December 31, 2009, shareholders’ equity was $109.9 million, which was equal to 3.70% of total assets.
Our bank subsidiary remains “well capitalized” (as defined by banking regulations) at March 31, 2010.
Bank capital ratios

	March 31, 2010	December 31, 2009
Tier 1 capital to average assets	6.43%	6.72%
Tier 1 risk-based capital	9.13	9.08
Total risk-based capital	10.41	10.36
Asset/liability management. Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments; including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans also create interest-rate risk.
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
Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
		(Dollars in thousands)
March 31, 2010
200 basis point rise	$145,600	12.96%	$122,200	1.83%
100 basis point rise	136,700	6.05	119,800	(0.17)
Base-rate scenario	128,900		120,000
100 basis point decline	110,700	(14.12)	119,800	(0.17)
200 basis point decline	103,000	(20.09)	117,400	(2.17)

December 31, 2009
200 basis point rise	$160,500	16.14%	$134,000	2.52%
100 basis point rise	150,400	8.83	131,300	0.46
Base-rate scenario	138,200		130,700
100 basis point decline	128,100	(7.31)	129,900	(0.61)
200 basis point decline	126,300	(8.61)	128,900	(1.38)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.
Management plans and expectations. As described earlier, we have adopted the Capital Plan which includes a series of actions designed to increase our common equity capital, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. However, based on our current forecasts, even absent additional capital, our bank subsidiary is expected to remain adequately capitalized throughout

2010 and our holding company would have sufficient cash on hand to meet expected obligations during 2010. These forecasts are based upon certain assumptions, including future levels of our provision for loan losses, vehicle service contract counterparty contingencies, the level of our risk based assets and other factors, and differences between our actual results and these assumptions will impact our actual capital levels.
Litigation Matters
We are involved in various litigation matters in the ordinary course of business and at the present time, we do not believe that any of these matters will have a significant impact on our financial condition or results of operation.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, derivative financial instruments, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment was at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that occurred. On January 12, 2009 the FASB issued ASC 325-40-65-1 (formerly Staff Position No. EITF 99-20-1 — “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”) This standard has been applicable to our financial statements since December 31, 2008. In particular, this standard strikes the language that required the use of market participant assumptions about future cash flows from previous guidance. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording other than temporary impairment charges of $0.1 million and $0.02 million in the first quarters of 2010 and 2009, respectively, in our consolidated statements of operations. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Prices for investment securities are largely provided by a pricing service. These prices consider benchmark yields, reported trades, broker / dealer quotes and issuer spreads. Furthermore, prices for mortgage-backed securities consider: TBA prices, monthly payment information and collateral performance. At March 31, 2010 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $4.2 million (compared to $6.9 million at December 31, 2009). This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.
Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarters of 2010 and 2009.
At March 31, 2010 we had approximately $15.4 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded a decrease in the valuation allowance on capitalized mortgage loan servicing rights of $0.1 million in the first quarter of 2010 (compared to an increase in such valuation allowance of $0.7 million in the first quarter of 2009). Nearly all of our mortgage loans serviced for others at March 31, 2010 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under FASB ASC Topic 815 “Derivatives and Hedging” the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At March 31, 2010 we had approximately $105.0 million in notional amount of derivative financial instruments that qualified for hedge accounting under this standard. As a result, generally, changes in the fair value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income or loss. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings (we currently do not have any fair value hedges). The fair value of derivative financial instruments qualifying for hedge accounting was a negative $2.2 million at March 31, 2010.
Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as finance receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not evaluate the creditworthiness of the individual customer but instead primarily relies on the payment plan collateral (the unearned vehicle service contract and unearned sales commission) in the event of default. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco. These losses (which totaled $3.4 million and $0.8 million in the first quarters of 2010 and 2009, respectively) are titled “vehicle service contract counterparty contingencies” in our consolidated statements of operations. This area of accounting requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in the first quarters of 2010 and 2009.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At March 31, 2010 we had gross deferred tax assets of $72.4 million, gross deferred tax liabilities of $6.7 million and a valuation allowance of $64.5 million ($4.3 million of such valuation allowance was established during the three months ended March 31, 2010, $24.0 million of which was established in 2009 and $36.2 million of which was established in 2008) resulting in a net deferred tax asset of $1.2 million. This valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s individual earnings. We are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with this standard, we reviewed our deferred tax assets and determined that based upon a number of factors including our declining operating performance since 2005 and our net loss in 2009 and 2008, overall negative trends in the banking industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity and in 2009 we recorded an additional $24.0 million valuation allowance (which is net of a $4.1 million allocation of deferred taxes on the accumulated other comprehensive loss component of shareholders’ equity). We had recorded no valuation allowance on our net deferred tax asset in prior years because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.
At March 31, 2010 and December 31, 2009 we had no remaining goodwill. Prior to January 1, 2010, we tested our goodwill for impairment and our accounting for goodwill was a critical accounting policy.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management”.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended March 31, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, except as follows:
Developments in connection with the implementation of our Capital Plan reflect the challenges we face in achieving the objectives of that plan, which we believe are very important to our future financial success.
One of the primary capital raising initiatives set forth in our Capital Plan consists of the conversion of the preferred stock held by the UST into shares of our common stock. As disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, on April 16, 2010, we issued to the UST (1) 74,426 shares of our newly issued Series B Preferred Stock, and (2) an Amended Warrant. These were issued in exchange for all of the Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued and unpaid dividends on such Series A Preferred Stock.
Under the terms of the Series B Preferred Stock, the UST (and any subsequent holder of the Series B Preferred Stock) will have the right to convert the Series B Preferred Stock into our common stock at any time. In addition, we will have the right to compel a conversion of the Series B Preferred Stock into common stock, subject to the following conditions: (i) we shall have received all appropriate approvals from the Board of Governors of the Federal Reserve System; (ii) we shall have issued our common stock in exchange for at least $40.0 million aggregate original liquidation amount of the trust preferred securities issued by our trust subsidiaries, IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I; (iii) we shall have closed one or more transactions (on terms reasonably acceptable to the UST, other than the price per share of common stock) in which investors, other than the UST, have collectively provided a minimum aggregate amount of $100 million in cash proceeds to us in exchange for our common stock; and (iv) we shall have made the anti-dilution adjustments to the Series B Preferred Stock, if any, required by the terms of the Series B Preferred Stock. Although such a conversion is one of the primary capital raising initiatives set forth in our Capital Plan, there can be no assurance that we will be able to satisfy the conditions described above or that the UST would be willing to waive any of the conditions or otherwise exercise its right to convert the Series B Preferred Stock.
In addition, approximately 44% of our total outstanding trust preferred securities were issued by IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I, and are privately held by structured finance (or “pooling”) vehicles, which funded the purchase of the trust preferred securities via the sale of collateralized debt obligations, or CDOs, backed by the purchased trust preferred securities. A pooling vehicle’s decision whether to participate in an exchange offer, such as our exchange offers, may be based upon considerations other than the individual merits of the specific exchange offer, including, for example, the terms of the pooling vehicle’s governing documents, its investment policies, the liquidity of the new securities, its authority to participate in an exchange offer generally, and risks of litigation if it does participate. As a result, the pooling vehicles which currently hold trust preferred securities issued by IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I may be unable or unwilling to participate in our exchange offers, including for reasons unrelated to the financial terms of the exchange offers. Based upon discussions between our dealer manager for the exchange offers and the collateral managers of some of these pooling vehicles, we do not expect that they will participate, although offers are being made to these pooling vehicles to participate in the exchange offers. As a result, holders of at least $40 million aggregate liquidation amount of the trust preferred securities issued by IBC Capital Finance II (Nasdaq: IBCPO), or approximately 79.1% of the $50.6 million aggregate liquidation amount outstanding, may need to participate in the exchange offers in order for us to meet certain conditions in our agreement with the UST. Obtaining this level of participation will be challenging.
The capital raising initiatives we are pursuing could result in the UST or one or more private investors owning a significant percentage of our stock and having the ability to exert significant influence over our management and operations.
One of the primary capital raising initiatives set forth in our Capital Plan consists of the conversion of the preferred stock held by the UST into shares of our common stock. As disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, on April 16, 2010, we exchanged the Series A Preferred Stock for our Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of our common stock. The number of shares that would be issued to the UST upon conversion depends on a number of factors. However, any such conversion is likely to result in the UST owning a significant percentage of our outstanding common stock, perhaps over 50%.
It is also possible that one or more large investors, other than the UST, could end up as the owner of a significant portion of our common stock. This could occur, for example, if the UST transfers shares of the Series B Preferred Stock or, upon conversion of such stock, transfers to a third party the common stock issued upon conversion. It could also occur if one or more large investors makes a significant investment in our common stock in the public offering of our common stock we currently intend to conduct as part of our Capital Plan.
Mepco has significant exposure to a single counterparty that recently filed bankruptcy. The failure of this counterparty is likely to have a material adverse effect on our financial condition and results of operations.
As disclosed in more detail in Note 15 to our unaudited, interim condensed consolidated financial statements above, approximately 40% of Mepco’s current outstanding payment plans were purchased from a single counterparty. This counterparty filed for bankruptcy on March 1, 2010. The bankruptcy filing by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor its obligations on vehicle service contract payment plans that Mepco has purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors and through the liquidation of certain collateral held by Mepco. However, we are not certain as to the amount of any such recoveries. In 2009, Mepco recorded an aggregate $19.0 million expense (as part of vehicle service contract counterparty contingencies expense that is included in non-interest expense) to establish a reserve for losses related to this counterparty. In 2010, this reserve was increased by approximately $0.5 million due primarily to actual payment plan cancellation rates being slightly higher than what was originally projected. In calculating the amount of such reserve, we took into account the significant likelihood that the counterparty would file for bankruptcy protection. As a result, we currently do not expect to increase the amount of our reserve soley as a result of the bankruptcy filing. However, in connection with the bankruptcy filing, Mepco committed to provide financing to the counterparty of up to an aggregate of approximately $3 million. This was done as part of Mepco’s overall efforts to minimize the loss associated with this counterparty. We believe the orderly wind-down of the counterparty’s business is critical as it allows the counterparty to continue providing customer service to consumers who purchased vehicle service contracts from the counterparty.
In calculating the amount of the reserve related to the failure of this counterparty, we made a number of assumptions regarding, among other things, the cancellation rates for outstanding payment plans, the value of and our ability to collect certain collateral securing the amounts owed to Mepco, and our success in recovering amounts owed from various co-obligors and guarantors. These assumptions are difficult to make, largely because of the significant size of the potential loss and the fact that Mepco does not routinely need to take these types of collection actions in the ordinary course of its business. If any one or more of our assumptions prove to be incorrect in any material respect, our actual loss with respect to this counterparty could be greater than the amount reserved, which would result in additional losses.
Our shareholders approved a 1-for-10 reverse stock split that, if and when implemented, could have a significant effect on the market price of our common stock.
Our shareholders approved a 1-for-10 reverse stock split at the annual meeting of shareholders held on April 27, 2010. If implemented, such reverse stock split could have a significant effect on the market price of our common stock. The primary objective of the reverse stock split is to raise the per share trading price of our common stock sufficiently above the $1.00 minimum bid price required by Nasdaq for our common stock to continue to be listed on the Nasdaq Global Select Market; however, there is no assurance that, if made effective, the reverse stock split will result in our ability to comply or thereafter maintain compliance with the Nasdaq minimum bid price rule.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2010, pursuant to any share repurchase plans:

Remaining
			Total Number of	Number of
			Shares Purchased	Shares
			as Part of a	Authorized for
	Total Number of	Average Price	Publicly	Purchase Under
Period	Shares Purchased	Paid Per Share	Announced Plan	the Plan

January 2010
February 2010
March 2010

Total	none		none	none

Item 3b.Defaults Upon Senior Securities
As of March 31, 2010, the Company was in arrears in the aggregate amount of $2.3million with respect to the Series A Preferred Stock it issued to the U.S. Department of Treasury as a result of the Company’s decision to begin deferring these dividends in the fourth quarter of 2009. On April 16, 2010, the Company issued shares of its Series B Preferred Stock in exchange for these accrued dividends. As a result, as of the date of filing this Quarterly Report on Form 10-Q, the Company was not in arrears on the dividends payable to the U.S. Department of Treasury; however, the Company currently intends to defer the quarterly dividend payable on the Series B Preferred Stock held by the U.S. Treasury beginning in May of 2010.
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

Date	May 10, 2010	By	/s/ Robert N. Shuster

Robert N. Shuster, Principal Financial Officer

Date	May 10, 2010	By	/s/ James J. Twarozynski

James J. Twarozynski, Principal Accounting Officer