Form 10-Q
period 2010-06-30
INDEPENDENT BANK CORP /MI/
filed 2010-08-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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
YES       X           NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES                    NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES                    NO        X
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	75,123,427

Class	Outstanding at August 6, 2010

1

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2010; and our expectations regarding a decrease in payment plan receivables held by Mepco and the resulting effect on our net interest margin. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties. Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:
•
our ability to successfully raise new equity capital through a public offering of our common stock, effect a conversion of our outstanding preferred stock held by the U.S. Treasury into our common stock, and otherwise implement our capital restoration plan;

•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
•	the ability of our bank to remain well-capitalized;
•
the failure of assumptions underlying our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies, including our assumptions regarding future cancellations of vehicle service contracts, the value to us of collateral that may be available to recover funds due from our counterparties, and our ability to enforce the contractual obligations of our counterparties to pay amounts owing to us;

•	further adverse developments in the vehicle service contract industry, whose current turmoil has increased the credit risk and reputation risk for our subsidiary, Mepco;
•	potential limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan;
•
implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry, the exact nature and extent of which cannot be determined at this time; and

•	the risk that our common stock may be delisted from the Nasdaq Global Select Market.
This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets	(in thousands, except share amounts)
Cash and due from banks	$52,663	$65,214
Interest bearing deposits	303,268	223,522

Cash and Cash Equivalents	355,931	288,736
Trading securities	27	54
Securities available for sale	112,947	164,151
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26,443	27,854
Loans held for sale, carried at fair value	32,786	34,234
Loans
Commercial	767,285	840,367
Mortgage	704,604	749,298
Installment	275,335	303,366
Payment plan receivables	285,749	406,341

Total Loans	2,032,973	2,299,372
Allowance for loan losses	(75,606)	(81,717)

Net Loans	1,957,367	2,217,655
Other real estate and repossessed assets	41,785	31,534
Property and equipment, net	70,277	72,616
Bank-owned life insurance	46,953	46,514
Other intangibles	9,615	10,260
Capitalized mortgage loan servicing rights	13,022	15,273
Prepaid FDIC deposit insurance assessment	18,811	22,047
Vehicle service contract counterparty receivables, net	25,376	5,419
Accrued income and other assets	25,821	29,017

Total Assets	$2,737,161	$2,965,364

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$347,844	$334,608
Savings and NOW	1,069,062	1,059,840
Retail time	537,496	542,170
Brokered time	422,749	629,150

Total Deposits	2,377,151	2,565,768
Other borrowings	133,402	131,182
Subordinated debentures	50,175	92,888
Vehicle service contract counterparty payables	13,999	21,309
Accrued expenses and other liabilities	32,762	44,356

Total Liabilities	2,607,489	2,855,503

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized
Issued and outstanding:
At June 30, 2010: Series B, 74,426 shares, $1,010 liquidation preference per share	70,458	--
At December 31, 2009: Series A, 72,000 shares, $1,000 liquidation preference per share	--	69,157
Common stock, no par value at June 30, 2010, and $1.00 par value at December 31, 2009—authorized: 500,000,000 shares at June 30, 2010, and 60,000,000 shares at December 31, 2009; issued and outstanding: 75,123,427 shares at June 30, 2010, and 24,028,505 shares at December 31, 2009	250,737	23,863
Capital surplus	--	201,618
Accumulated deficit	(177,242)	(169,098)
Accumulated other comprehensive loss	(14,281)	(15,679)

Total Shareholders’ Equity	129,672	109,861

Total Liabilities and Shareholders’ Equity	$2,737,161	$2,965,364

See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$36,675	$45,224	$75,702	$89,625
Interest on securities
Taxable	902	1,705	2,062	3,438
Tax-exempt	526	976	1,211	2,083
Other investments	389	239	761	563

Total Interest Income	38,492	48,144	79,736	95,709

Interest Expense
Deposits	7,508	8,811	15,727	17,359
Other borrowings	2,413	3,814	5,407	8,484

Total Interest Expense	9,921	12,625	21,134	25,843

Net Interest Income	28,571	35,519	58,602	69,866
Provision for loan losses	12,680	25,659	29,694	55,783

Net Interest Income After Provision for Loan Losses	15,891	9,860	28,908	14,083

Non-interest Income
Service charges on deposit accounts	5,833	6,321	11,108	11,828
Net gains (losses) on assets
Mortgage loans	2,372	3,262	4,215	6,543
Securities	1,363	4,230	1,628	3,666
Other than temporary loss on securities available for sale
Total impairment loss	--	--	(118)	(17)
Loss recognized in other comprehensive loss	--	--	--	--

Net impairment loss recognized in earnings	--	--	(118)	(17)
VISA check card interchange income	1,655	1,500	3,227	2,915
Mortgage loan servicing	(2,043)	2,349	(1,611)	1,507
Title insurance fees	366	732	860	1,341
Gain on extinguishment of debt	18,086	--	18,086	--
Other income	1,682	2,617	3,936	4,806

Total Non-interest Income	29,314	21,011	41,331	32,589

Non-interest Expense
Compensation and employee benefits	13,430	13,328	26,643	25,905
Vehicle service contract counterparty contingencies	4,861	2,215	8,279	3,015
Loan and collection	2,785	3,227	7,571	7,265
Occupancy, net	2,595	2,560	5,504	5,608
Data processing	2,039	2,010	4,144	4,106
Loss on other real estate and repossessed assets	1,554	1,939	3,583	3,200
FDIC deposit insurance	1,763	2,755	3,565	3,941
Furniture, fixtures and equipment	1,648	1,848	3,367	3,697
Credit card and bank service fees	1,500	1,668	3,175	3,132
Advertising	674	1,421	1,453	2,863
Other expenses	4,316	4,020	9,016	8,364

Total Non-interest Expense	37,165	36,991	76,300	71,096

Income (Loss) Before Income Tax	8,040	(6,120)	(6,061)	(24,424)
Income tax expense (benefit)	156	(959)	(108)	(666)

Net Income (Loss)	$7,884	$(5,161)	$(5,953)	$(23,758)

Preferred dividends and discount accretion	1,113	1,075	2,190	2,150

Net Income (Loss) Applicable to Common Stock	$6,771	$(6,236)	$(8,143)	$(25,908)

Net Income (Loss) Per Common Share
Basic	$.24	$(.26)	$(.31)	$(1.09)
Diluted	.04	(.26)	(.31)	(1.09)
Dividends Per Common Share
Declared	$.00	$.01	$.00	$.02
Paid	.00	.01	.00	.02
See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30,
	2010	2009
	(unaudited)
	(in thousands)
Net Loss	$(5,953)	$(23,758)

Adjustments to Reconcile Net Loss to Net Cash from (used in) Operating Activities
Proceeds from the sales of trading securities	--	2,827
Proceeds from sales of loans held for sale	178,593	307,637
Disbursements for loans held for sale	(172,930)	(339,927)
Provision for loan losses	29,694	55,783
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(16,925)	(19,752)
Net gains on sales of mortgage loans	(4,215)	(6,543)
Net gains on securities	(1,628)	(3,666)
Securities impairment recognized in earnings	118	17
Net loss on other real estate and repossessed assets	3,583	3,200
Vehicle service contract counterparty contingencies	8,279	3,015
Gain on extinguishment of debt	(18,086)	--
Deferred loan fees	326	(262)
Share based compensation	292	345
(Increase) decrease in accrued income and other assets	4,542	(1,178)
Increase (decrease) in accrued expenses and other liabilities	2,690	13,151

	14,333	14,647

Net Cash from (used in) Operating Activities	8,380	(9,111)

Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	94,685	24,336
Proceeds from the maturity of securities available for sale	2,165	3,256
Principal payments received on securities available for sale	10,834	14,261
Purchases of securities available for sale	(53,355)	(14,256)
Redemption of Federal Reserve Bank stock	1,411	209
Portfolio loans originated, net of principal payments	190,798	(23,764)
Proceeds from the sale of other real estate	8,986	4,130
Capital expenditures	(2,017)	(4,758)

Net Cash from Investing Activities	253,507	3,414

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	(188,617)	302,445
Net decrease in other borrowings and federal funds purchased	(1,674)	(181,880)
Proceeds from Federal Home Loan Bank advances	33,000	241,524
Payments of Federal Home Loan Bank advances	(29,106)	(345,122)
Net increase (decrease) in vehicle service contract counterparty payables	(7,310)	12,379
Extinguishment of debt, net	(985)	--
Dividends paid	--	(2,002)

Net Cash from (used in) Financing Activities	(194,692)	27,344

Net Increase in Cash and Cash Equivalents	67,195	21,647
Cash and Cash Equivalents at Beginning of Period	288,736	57,705

Cash and Cash Equivalents at End of Period	$355,931	$79,352

Cash paid during the period for
Interest	$21,873	$25,912
Income taxes	204	150
Transfer of loans to other real estate	22,820	17,092
Transfer of payment plan receivables to vehicle service contract counterparty receivables	38,599	1,288
Common stock issued for extinguishment of debt	23,502	--
See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended
	June 30,
	2010	2009
	(unaudited)
	(in thousands)
Balance at beginning of period	$109,861	$194,877
Net loss	(5,953)	(23,758)
Preferred dividends	(1,076)	(1,800)
Cash dividends declared	--	(481)
Issuance of common stock	23,502	1,193
Share based compensation	292	345
Issuance of Series B preferred stock	69,550	--
Retirement of Series A preferred stock	(69,364)	--
Issuance of common stock warrants	5,041	--
Retirement of common stock warrants	(3,579)	--
Net change in accumulated other comprehensive income, net of related tax effect	1,398	4,860

Balance at end of period	$129,672	$175,236

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2010 and December 31, 2009, and the results of operations for the three and six-month periods ended June 30, 2010 and 2009. The results of operations for the three and six-month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities, the determination of the allowance for loan losses, the determination of vehicle service contract payment plan counterparty contingencies, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets. Refer to our 2009 Annual Report on Form 10-K for a disclosure of our accounting policies.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
June 30, 2010
U.S. Treasury	$38,147	$5	$-	$38,152
U.S. agency residential mortgage-backed	14,066	278	-	14,344
Private label residential mortgage-backed	20,834	26	4,396	16,464
Obligations of states and political subdivisions	35,722	573	344	35,951
Trust preferred	9,466	-	1,430	8,036

Total	$118,235	$882	$6,170	$112,947

December 31, 2009
U.S. agency residential mortgage-backed	$46,108	$1,500	$86	$47,522
Private label residential mortgage-backed	38,531	97	7,653	30,975
Other asset-backed	5,699	-	194	5,505
Obligations of states and political subdivisions	66,439	1,096	403	67,132
Trust preferred	14,272	456	1,711	13,017

Total	$171,049	$3,149	$10,047	$164,151

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
June 30, 2010
Private label residential mortgage-backed	$-	$-	$14,954	$4,396	$14,954	$4,396
Obligations of states and political subdivisions	5,549	176	2,502	168	8,051	344
Trust preferred	4,551	230	3,485	1,200	8,036	1,430

Total	$10,100	$406	$20,941	$5,764	$31,041	$6,170

December 31, 2009
U.S. agency residential mortgage-backed	$7,310	$86	$-	$-	$7,310	$86
Private label residential mortgage-backed	4,343	112	18,126	7,541	22,469	7,653
Other asset backed	783	3	4,722	191	5,505	194
Obligations of states and political subdivisions	4,236	124	3,960	279	8,196	403
Trust preferred	-	-	7,715	1,711	7,715	1,711

Total	$16,672	$325	$34,523	$9,722	$51,195	$10,047

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
Private label residential mortgage and other asset-backed securities — at June 30, 2010 we had 11 securities whose fair value is less than amortized cost. Eight of the issues are rated by a major rating agency as investment grade while three are below investment grade. During 2009 pricing conditions in the private label residential mortgage and other asset-backed security markets were characterized by sporadic secondary market flow, significant implied liquidity risk discounts, a wide bid / ask spread and an absence of new issuances of similar securities. In the first and second quarters of 2010, while this market is still “closed” to new issuance, secondary market trading activity increased and appeared to be more orderly than compared to 2009. In addition, many bonds are trading at levels near their economic value with fewer distressed valuations relative to 2009. Prices for many securities have been rising, due in part to negative new supply. This improvement in trading activity is supported by sales of 11 securities with an amortized cost of $14.2 million at a $0.2 million gain during the first quarter of 2010 and an additional seven securities (all of our remaining other asset-backed securities) with an amortized cost of $5.3 million at a $0.1 million gain during the second quarter of 2010.
The unrealized losses, while showing improvement in the aggregate during the first six months of 2010, are largely attributable to credit spread widening on these securities. The underlying loans within these securities include Jumbo (64%) and Alt A (36%).

	June 30, 2010		December 31, 2009
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(in thousands)

Private label residential mortgage-backed
Jumbo	$10,589	$(2,098)	$21,718	$(5,749)
Alt-A	5,875	(2,272)	9,257	(1,807)

Other asset-backed - Manufactured housing	-	-	5,505	(194)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
All of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 29% to 59% of the collateral pool. Typical exposure levels to California (median exposure is 39%) are consistent with overall market collateral characteristics. Five transactions have modest exposure to Florida, ranging from 5% to 11%, and one transaction has modest exposure to Arizona (5%). The underlying collateral pools do not have meaningful exposure to Nevada, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, eight transactions have concentrations in interest only loans ranging from 31% to 94%. The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (8%), senior (57%), senior support (20%) and mezzanine (15%). The mezzanine classes are from seasoned transactions (71 to 101 months) with significant levels of subordination (8% to 25%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio. Individual security reviews include: external credit ratings, forecasted weighted average life, recent prepayment speeds, underwriting characteristics of the underlying collateral, the structure of the securitization and the credit performance of the underlying collateral. The review of underwriting characteristics considers: average loan size, type of loan (fixed or ARM), vintage, rate, FICO, loan-to-value, scheduled amortization, occupancy, purpose, geographic mix and loan documentation. The review of the securitization structure focuses on the priority of cash flows to the bond, the priority of the bond relative to the realization of credit losses and the level of subordination available to absorb credit losses. The review of credit performance includes: current period as well as cumulative realized losses; the level of severe payment problems, which includes other real estate (ORE), foreclosures, bankruptcy and 90 day delinquencies; and the level of less severe payment problems, which consists of 30 and 60 day delinquencies.
All of these securities are receiving some principal and interest payments. Most of these transactions are passthrough structures, receiving pro rata principal and interest payments from a dedicated collateral pool for loans that are performing. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.
In addition to the review discussed above, certain securities, including the three securities with a rating below investment grade, were reviewed for OTTI utilizing a cash flow projection. The scope of review included securities that account for 90% of the $4.4 million in gross unrealized losses. The cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and severity. Near term prepayment assumptions were based on recently observed prepayment rates. In some cases, recently observed prepayment rates are depressed due to a sharp decline in new jumbo loan issuance. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Some transactions have experienced a decline in prepayment activity due to the lack of refinancing opportunities for nonconforming mortgages. In these cases, our projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates are estimated at 15% to 25% CPR. For fixed rate collateral (one transaction), the prepayment speed is projected to increase modestly given the spread differential between the collateral and the current market rate for conforming mortgages.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Near term default assumptions were based on recent default observations as well as the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Default levels generally are projected to remain elevated for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline as the housing market and the economy stabilize, generally after 2 to 3 years. Current severity assumptions are based on recent observations. Loss severity is expected to decline gradually as the housing market and the economy stabilize. Except for one below investment grade security discussed in further detail below, our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.
At June 30, 2010 one below investment grade private label residential mortgage-backed security with a fair value of $6.8 million and an unrealized loss of $0.5 million (amortized cost of $7.3 million) had unrealized losses that were considered other than temporary. The underlying loans in this transaction are 30 year fixed rate jumbos with an average origination date FICO of 748 and an average origination date loan-to-value ratio of 73%. The loans backing this transaction were originated in 2007 and is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated an OTTI of $0.5 million at June 30, 2010, $0.116 million of this amount was attributed to credit and was recognized in our consolidated statements of operations (zero, $0.051 million and $0.051 million during the three months ended June 30, 2010, March 31, 2010 and December 31, 2009, respectively) while the balance was attributed to other factors and reflected in other comprehensive income (loss) during those same periods.
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.
Obligations of states and political subdivisions — at June 30, 2010 we had 26 municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues. The majority of the securities are not rated by a major rating agency. Approximately 77% of the non rated securities originally had a AAA credit rating by virtue of bond insurance. However, the insurance provider no longer has an investment grade rating. The remaining non rated issues are small local issues that did not receive a credit rating due to the size of the transaction. The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Trust preferred securities — at June 30, 2010 we had five securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past two years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. During the first six months of 2010, although still showing signs of weakness, pricing for non-rated issues improved from the prior year end due to credit spread tightening. Despite this year to date improvement, pricing deteriorated during the second quarter of 2010 relative to the first quarter of 2010. Two of the five securities are rated by a major rating agency as investment

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
grade, while one is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other two are non-rated. The two non-rated issues are relatively small banks and neither of these issues were ever rated. The issuers on these trust preferred securities, which had a combined amortized cost of $2.8 million and a combined fair value of $2.1 million as of June 30, 2010, continue to make interest payments and have satisfactory credit metrics.
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
The following table breaks out our trust preferred securities in further detail as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(in thousands)

Trust preferred securities
Rated issues - no OTTI	$5,981	$(680)	$11,188	$(212)
Unrated issues - no OTTI	2,055	(750)	1,761	(1,044)
Unrated issues - with OTTI	-	-	68	1
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.
The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Amortized	Fair
	Cost	Value
	(in thousands)

Maturing within one year	$40,818	$40,850
Maturing after one year but within five years	9,108	9,213
Maturing after five years but within ten years	11,429	11,669
Maturing after ten years	21,980	20,407

	83,335	82,139
U.S. agency residential mortgage-backed	14,066	14,344
Private label residential mortgage-backed	20,834	16,464

Total	$118,235	$112,947

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(in thousands)
2010	$94,685	$1,876	$221
2009	24,336	2,835	107

(1)	Losses in 2010 and 2009 exclude $0.118 million and $0.017 million of other than temporary impairment, respectively.
During 2010 and 2009 our trading securities consisted of various preferred stocks. During the first six months of 2010 and 2009 we recognized gains (losses) on trading securities of $(0.027) million and $0.938 million, respectively, that are included in net gains (losses) on assets in the consolidated statements of operations. $(0.027) million and $0.025 million of these amounts, relate to gains (losses) recognized on trading securities still held at each respective period end.
4.  Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) amounted to $84.5 million at June 30, 2010, and $109.9 million at December 31, 2009.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans with no allocated allowance
TDR	$19,692	$9,059

Non - TDR	4,574	2,995

Impaired loans with an allocated allowance

TDR - allowance based on collateral	30,445	3,552

TDR - allowance based on present value cash flow	81,770	74,287

Non - TDR - allowance based on collateral	39,724	68,032

Total impaired loans	$176,205	$157,925

Amount of allowance for loan losses allocated

TDR - allowance based on collateral	$8,048	$761

TDR - allowance based on present value cash flow	10,800	7,828

Non - TDR - allowance based on collateral	11,251	21,004

Total amount of allowance for lossess allocated	$30,099	$29,593

Our average investment in impaired loans was approximately $167.7 million and $92.9 million for the six-month periods ended June 30, 2010 and 2009, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first six months of 2010 and 2009 was approximately $2.8 million and $0.5 million, respectively, the majority of which was received in cash.
The increase in impaired loans relative to the decrease in Non-performing Loans during the first six months of 2010 reflects a $34.4 million increase from December 31, 2009 in troubled debt restructured (“TDR”) loans that remain performing at June 30, 2010. The increase in TDR loans is primarily attributed to the restructuring of repayment terms of residential mortgage and commercial loans. TDR loans not already included in Non-performing Loans totaled $106.4 million and $72.0 million at June 30, 2010 and December 31, 2009, respectively.
An analysis of the allowance for loan losses is as follows:

Allowance for loan losses	Six months ended
	June 30,
	2010		2009
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(dollars in thousands)
Balance at beginning of period	$81,717	$1,858	$57,900	$2,144
Additions (deduction)
Provision for loan losses	29,694		55,783
Recoveries credited to allowance	1,839		1,494
Loans charged against the allowance	(37,644)		(49,906)
Additions (deductions) included in non-interest expense		336		(152)

Balance at end of period	$75,606	$2,194	$65,271	$1,992

Net loans charged against the allowance to average Portfolio Loans (annualized)	3.33%		3.98%

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5.  Comprehensive income (loss) for the three- and six-month periods ended June 30 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$7,884	$(5,161)	$(5,953)	$(23,758)

Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	(1,329)	3,170	(1,247)	4,001

Change in unrealized losses on securities available for sale for which a portion of other than temporary impairment has been recognized in earnings	627	--	2,294	--

Net change in unrealized loss on derivative instruments, net of related tax effect	(33)	757	73	859

Reclassification adjustment for accretion on settled derivative instruments	203	--	278	--

Comprehensive income (loss)	$7,352	$(1,234)	$(4,555)	$(18,898)

The net change in unrealized loss on securities available for sale reflects net gains reclassified into earnings as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net gain reclassified into earnings	$1,385	$2,509	$1,537	$2,711

Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	--	--	--	--
6.  Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB” or “Bank”) and Mepco Finance Corporation (“Mepco”). These business segments are also differentiated based on the products and services provided. We evaluate performance based principally on net income (loss) of the respective reportable segments.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30, follows:
As of or for the three months ended June 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(in thousands)
2010
Total assets	$2,404,858	$332,926	$184,781	$(185,404)	$2,737,161
Interest income	28,470	10,022	--	--	38,492
Net interest income	22,139	7,719	(1,287)	--	28,571
Provision for loan losses	12,814	(134)	--	--	12,680
Income (loss) before income tax	(9,183)	740	16,506	(23)	8,040
Net income (loss)	(9,076)	477	16,506	(23)	7,884

2009
Total assets	$2,512,641	$461,314	$270,476	$(267,802)	$2,976,629
Interest income	34,725	13,419	--	--	48,144
Net interest income	24,587	12,590	(1,658)	--	35,519
Provision for loan losses	25,512	147	--	--	25,659
Income (loss) before income tax	(12,334)	7,948	(1,711)	(23)	(6,120)
Net income (loss)	(8,422)	4,995	(1,998)	264	(5,161)
(1) Total assets include gross payment plan receivables of $0.3 million and $4.8 million at June 30, 2010 and 2009, respectively from customers domiciled in Canada. The amount at June 30, 2010 represents less than 1% of total payment plan receivables outstanding and we anticipate this balance to decline in future periods.
(2) Includes amounts relating to our parent company and certain insignificant operations.
(3) Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the six months ended June 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(in thousands)
2010
Total assets	$2,404,858	$332,926	$184,781	$(185,404)	$2,737,161
Interest income	58,131	21,605	--	--	79,736
Net interest income	45,028	16,696	(3,122)	--	58,602
Provision for loan losses	29,931	(237)	--	--	29,694
Income (loss) before income tax	(21,904)	1,824	14,066	(47)	(6,061)
Net income (loss)	(21,118)	1,146	14,066	(47)	(5,953)
2009
Total assets	$2,512,641	$461,314	$270,476	$(267,802)	$2,976,629
Interest income	71,007	24,702	--	--	95,709
Net interest income	50,215	23,018	(3,367)	--	69,866
Provision for loan losses	55,474	309	--	--	55,783
Income (loss) before income tax	(35,697)	15,044	(3,724)	(47)	(24,424)
Net income (loss)	(29,567)	9,580	(4,011)	240	(23,758)
(1) Total assets include gross payment plan receivables of $0.3 million and $4.8 million at June 30, 2010 and 2009, respectively from customers domiciled in Canada. The amount at June 30, 2010 represents less than 1% of total finance receivables outstanding and we anticipate this balance to decline further in future periods.
(2) Includes amounts relating to our parent company and certain insignificant operations.
(3) Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.
7.  Basic income (loss) per share includes weighted average common shares outstanding during the period and participating share awards. Diluted income (loss) per share includes the dilutive effect of additional potential common shares to be issued upon the conversion of convertible preferred stock, exercise of common stock warrants, exercise of stock options and stock units for a deferred compensation plan for non-employee directors.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net income (loss) applicable to common stock	$6,771	$(6,236)	$(8,143)	$(25,908)
Convertible preferred stock dividends	904	--	904	--

Net income (loss) applicable to common stock for calculation of diluted earnings per share(1)	$7,675	$(6,236)	$(7,239)	$(25,908)

Weighted average shares outstanding	28,524	24,030	26,290	23,700

Effect of convertible preferred stock	147,000	--	73,906	--

Effect of common stock warrants	463	--	233	--

Effect of stock options	16	--	8	--

Stock units for deferred compensation plan for non-employee directors	70	72	71	68

Shares outstanding for calculation of diluted earnings per share(1)	176,073	24,102	100,508	23,768

Net income (loss) per common share

Basic	$.24	$(.26)	$(.31)	$(1.09)

Diluted(1)	.04	(.26)	(.31)	(1.09)
(1) For any period in which a loss is recorded, dividends on convertible preferred stock are not added back in the diluted per share calculation. For any period in which a loss is recorded, the assumed conversion of convertible preferred stock, assumed exercise of common stock warrants, assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.
Weighted average stock options outstanding that were anti-dilutive totaled 0.5 million and 1.6 million for the three-months ended June 30, 2010 and 2009, respectively. During the six-month periods ended June 30, 2010 and 2009, weighted-average anti-dilutive stock options totaled 0.8 million and 1.6 million, respectively.
8. We are required to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2010
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$20,000	3.2	$(1,586)
Interest-rate cap agreements	10,000	0.6	1

	$30,000	2.3	$(1,585)

No hedge designation
Interest-rate cap agreements	$ 25,000	0.5	$ --
Rate-lock mortgage loan commitments	30,048	0.1	991
Mandatory commitments to sell mortgage loans	61,331	0.1	(655)

Total	$116,379	0.2	$336

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
Through certain special purposes entities we issue trust preferred securities as part of our capital management strategy. Certain of these trust preferred securities are variable rate which exposes us to variability in cash flows. To mitigate our exposure to fluctuations in cash flows resulting from changes in interest rates we entered into a pay-fixed interest-rate swap agreement in September, 2007 on approximately $20.0 million of these variable rate trust preferred securities. During the fourth quarter of 2009 we elected to defer payment of interest on this variable rate trust preferred security. As a result, this pay-fixed interest rate swap was transferred to a no hedge designation and the $1.6 million unrealized loss which was included as a component of accumulated other comprehensive loss at the time of the transfer is being reclassified into earnings over the remaining life of this pay-fixed swap. During the second quarter of 2010 we terminated this pay-fixed swap and the unrealized loss will continue to be reclassified into earnings over the remaining original life of the pay-fixed swap.
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.03 million and $0.1 million at June 30, 2010 and December 31, 2009, respectively.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.7 million, of unrealized losses on Cash Flow Hedges at June 30, 2010 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at June 30, 2010 is 4.5 years.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2010		2009		2010		2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(in thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate					Other		Other
swap agreements					liabilities	$1,586	liabilities	$2,328
Interest-rate cap	Other				Other		Other
agreements	assets	$1		$-	liabilities	-	liabilities	1

Total		1		-		1,586		2,329

Derivatives not designated as hedging intruments
Pay-fixed interest rate					Other		Other
swap agreements					liabilities	-	liabilities	1,930
Rate-lock mortgage	Other		Other
loan commitments	assets	991	assets	217
Mandatory commitments	Other		Other		Other
to sell mortgage loans	assets	-	assets	715	liabilities	655		-

Total		991		932		655		1,930

Total derivatives		$992		$932		$2,241		$4,259

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)

	2010	2009	Portion)	2010	2009	in Income (1)	2010	2009
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$1,040	$1,820	Interest expense	$(802)	$(724)
Interest-rate cap agreements	48	251	Interest expense	(24)	(126)	Interest expense	$8	$13

Total	$1,088	$2,071		$(826)	$(850)		$8	$13

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$398	$(35)
Interest-rate cap agreements						Interest expense	-	96
Rate-lock mortgage loan commitments						Mortgage loan gains	479	(914)
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(763)	1,489

Total							$114	$636

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)

	2010	2009	Portion)	2010	2009	in Income (1)	2010	2009
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$1,971	$2,249	Interest expense	$(1,501)	$(1,217)
Interest-rate cap agreements	140	581	Interest expense	(70)	(292)	Interest expense	$2	$(3)

Total	$2,111	$2,830		$(1,571)	$(1,509)		$2	$(3)

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$409	$(134)
Interest-rate cap agreements						Interest expense	-	6
Rate-lock mortgage loan commitments						Mortgage loan gains	774	(261)
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(1,370)	1,535

Total							$(187)	$1,146

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
9.  Intangible assets, net of amortization, were comprised of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)

Amortized intangible assets - Core deposit	$31,326	$21,711	$31,326	$21,066

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization of intangibles has been estimated through 2015 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

(in thousands)

Six months ended December 31, 2010	$635
Year ending December 31:
2011	1,371
2012	1,088
2013	1,078
2014	801
2015 and thereafter	4,642

Total	$9,615

10.  We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.9 million shares of common stock as of June 30, 2010. Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
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
Total compensation cost recognized during the three and six months ended June 30, 2010 and 2009 for stock option and restricted stock grants was $0.2 million for each of the three month periods and $0.3 million for each of the six month periods, respectively. The corresponding tax benefit relating to this expense was zero for the three and six months ended June 30, 2010 and 2009, respectively.
At June 30, 2010, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.3 million. The weighted-average period over which this amount will be recognized is 2.3 years.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of outstanding stock option grants and transactions follows:

	Six-months ended June 30, 2010
			Weighted-
			Average
			Remaining	Aggregated
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value (in
	Shares	Price	(years)	thousands)

Outstanding at January 1, 2010	1,098,550	$13.19
Granted	99,855	0.70
Exercised	--	--
Exchanged	(547,138)	20.86
Expired	(88,942)	8.34

Outstanding at June 30, 2010	562,325	$4.28	5.67	$0

Vested and expected to vest at June 30, 2010	555,372	$4.31	5.65	$0

Exercisable at June 30, 2010	262,489	$7.68	3.94	$0

A summary of non-vested restricted stock and transactions follows:

2010
Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2010	262,381	$9.27
Granted	--	--
Vested	--	--
Forfeited	--	--

Outstanding at June 30, 2010	262,381	$9.27

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2010 follows:

Expected dividend yield	0.33%
Risk-free interest rate	2.10
Expected life (in years)	4.60
Expected volatility	91.77%
Per share weighted-average fair value	$0.50
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
There were no stock option exercises during the six month periods ending June 30, 2010 and 2009, respectively.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.  At both June 30, 2010 and December 31, 2009 we had approximately $2.0 million of gross unrecognized tax benefits. If recognized, the entire amount of unrecognized tax benefits, net of $0.5 million federal tax on state benefits, would affect our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2010.
As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets. Accordingly, we are not recognizing much income tax expense (benefit) related to any income (loss) before income tax. The income tax expense (benefit) was $0.16 million and $(0.96) million for the three month periods ending June 30, 2010 and 2009, respectively and $(0.11) million and $(0.67) million for the six month periods ending June 30, 2010 and 2009, respectively. The benefit recognized during the six month period in 2010 and the three- and six-month periods in 2009 was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.
Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax expense (benefit) for the current year. For the three month periods ending June 30, 2010 and 2009 this resulted in an income tax expense (benefit) of $0.12 million and $(1.56) million, respectively. For the six month periods ending June 30, 2010 and 2009 this resulted in an income tax expense (benefit) of $(0.12) million and $(1.56) million, respectively.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s condition and operations that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a memorandum of understanding or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above and if our financial condition and performance do not otherwise materially improve, we may face additional regulatory scrutiny and restrictions in the form of a memorandum of understanding or similar undertaking imposed by the regulators.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2010 and December 31, 2009 categorized our bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent FDIC categorization.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

June 30, 2010
Total capital to risk-weighted assets
Consolidated	$205,922	10.65%	$154,612	8.00%	NA	NA
Independent Bank	203,962	10.55	154,663	8.00	$193,329	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$180,435	9.34%	$77,306	4.00%	NA	NA
Independent Bank	179,134	9.27	77,332	4.00	$115,997	6.00%

Tier 1 capital to average assets
Consolidated	$180,435	6.41%	$112,613	4.00%	NA	NA
Independent Bank	179,134	6.37	112,556	4.00	$140,695	5.00%

December 31, 2009
Total capital to risk-weighted assets
Consolidated	$233,166	10.58%	$176,333	8.00%	NA	NA
Independent Bank	228,128	10.36	176,173	8.00	$220,216	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$156,702	7.11%	$88,166	4.00%	NA	NA
Independent Bank	199,909	9.08	88,086	4.00	$132,130	6.00%

Tier 1 capital to average assets
Consolidated	$156,702	5.27%	$119,045	4.00%	NA	NA
Independent Bank	199,909	6.72	118,909	4.00	$148,636	5.00%

NA - Not applicable

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total shareholders’ equity	$129,672	$109,861	$177,580	$196,416
Add (deduct)
Qualifying trust preferred securities	48,001	41,880	-	-
Accumulated other comprehensive loss	14,281	15,679	13,071	14,208
Intangible assets	(9,615)	(10,260)	(9,613)	(10,257)
Disallowed capitalized mortgage loan servicing rights	(1,160)	(559)	(1,160)	(559)
Disallowed deferred tax assets	(794)	-	(794)	-
Other	50	101	50	101

Tier 1 capital	180,435	156,702	179,134	199,909
Qualifying trust preferred securities	667	48,220	-	-
Allowance for loan losses and allowance for unfunded commitments limited to 1.25% of total risk-weighted assets	24,820	28,244	24,828	28,219

Total risk-based capital	$205,922	$233,166	$203,962	$228,128

In January 2010, we adopted a Capital Restoration Plan (the “Capital Plan”), as required by the Board resolutions adopted in December 2009, and described above, and submitted such Capital Plan to the FRB and the OFIR.
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009. As of June 30, 2010, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Set forth below are the actual capital ratios of our subsidiary bank as of June 30, 2010, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

		Minimum
	Independent	Ratios	Ratios Required
	Bank – Actual	Established by	to be Well-
	at 6/30/10	our Board	Capitalized
Total capital to risk weighted assets	10.55%	11.0%	10.0%
Tier 1 capital to average assets	6.37	8.0	5.0

Our Capital Plan (as modified in mid-2010) sets forth an objective of achieving these minimum capital ratios as soon as practicable, but no later than September 30, 2010 and maintaining such capital ratios though at least the end of 2012.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy. At June 30, 2010, Level 1 securities included U.S. Treasury securities included in our available for sale portfolio and certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets. A trust preferred security included in our available for sale portfolio and classified as Level 1 at December 31, 2009 was sold during the first quarter of 2010. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency and private label residential mortgage-backed securities, other asset-backed securities, municipal securities and trust preferred securities. Level 3 securities at December 31, 2009 consisted of certain private label residential mortgage-backed and other asset-backed securities whose fair values were estimated using an internal discounted cash flow analysis. At December 31, 2009, the underlying loans within these securities included Jumbo (60%), Alt A (25%) and manufactured housing (15%). Except for the discount rate, the inputs used in this analysis could generally be verified and did not involve judgment by management. The discount rate used (an unobservable input) was established using a multifactored matrix whose base rate was the yield on agency mortgage-backed securities. The analysis added a spread to this base rate based on several credit related factors, including vintage, product, payment priority, credit rating and non performing asset coverage ratio. The add-on for vintage ranged from zero for transactions backed by loans originated before 2003 to 0.525% for the 2007 vintage. Product adjustments to the discount rate were: 0.05% to 0.20% for jumbo, 0.35% to 2.575% for Alt-A, and 3.00% for manufactured housing. Adjustments for payment priority were -0.25% for super seniors, zero for seniors, 1.00% for senior supports and 3.00% for mezzanine securities. The add-on for credit rating ranged from zero for AAA securities to 5.00% for ratings below investment grade. The discount rate for subordination coverage of nonperforming loans ranged from zero for structures with a coverage ratio of more than 10 times to 10.00% if the coverage ratio declined to less than 0.5 times. The discount rate calculation had a minimum add on rate of 0.25%. These discount rate adjustments were reviewed for reasonableness and considered trends in mortgage market credit metrics by product and vintage. The discount rates calculated in this manner were intended to differentiate investments by risk characteristics. Using this approach, discount rates ranged from 4.11% to 16.64%, with a weighted average rate of 8.91% and a median rate of 7.99%. The assumptions used reflected what we believed market participants would use in pricing these assets. See discussion below regarding transfer of these securities from Level 3 to Level 2 pricing during the first quarter of 2010.
Capitalized mortgage loan servicing rights: The fair value of capitalized mortgage loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Since the secondary servicing market has not been active since the later part of 2009, model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as nonrecurring Level 3.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Impaired loans with specific loss allocations: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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
		(in thousands)
June 30, 2010:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$27	$27	$-	$-
Securities available for sale
U.S. Treasury	38,152	38,152	-	-
U.S. agency residential mortgage-backed	14,344	-	14,344	-
Private label residential mortgage-backed	16,464	-	16,464	-
Obligations of states and political subdivisions	35,951	-	35,951	-
Trust preferred	8,036	-	8,036	-
Loans held for sale	32,786	-	32,786	-
Derivatives (1)	992	-	992	-
Liabilities
Derivatives (2)	2,241	-	2,241	-
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	12,661	-	-	12,661
Impaired loans	50,870	-	-	50,870
Other real estate	8,848	-	-	8,848

December 31, 2009:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$54	$54	$-	$-
Securities available for sale
U.S. agency residential mortgage-backed	47,522	-	47,522
Private label residential mortgage-backed	30,975	-	-	30,975
Other asset-backed	5,505	-	-	5,505
Obligations of states and political subdivisions	67,132	-	67,132	-
Trust preferred	13,017	612	12,405	-
Loans held for sale	34,234	2,200	32,034	-
Derivatives (1)	932	-	932	-
Liabilities
Derivatives (2)	4,259	-	4,259	-
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,599	-	-	9,599
Impaired loans	49,819	-	-	49,819
Other real estate	10,497	-	-	10,497

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities

(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Six-Month
Periods Ended June 30 for items Measured at
Fair Value Pursuant to Election of the Fair Value Option

	2010			2009
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(in thousands)
Trading securities	$(27)		$(27)	$938		$938
Loans held for sale		$913	913		$(285)	(285)
For those items measured at fair value pursuant to election of the fair value option, interest income is recorded within the consolidated statements of operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends declared.
The following represent impairment charges recognized during the six month period ended June 30, 2010 relating to assets measured at fair value on a non-recurring basis:
•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value had a carrying amount of $12.7 million which is net of a valuation allowance of $4.6 million at June 30, 2010 and had a carrying amount of $9.6 million which is net of a valuation allowance of $2.3 million at December 31, 2009. A recovery (charge) of $(2.5) million and $(2.3) million was included in our results of operations for the three and six month periods ending June 30, 2010, respectively and $3.0 million and $2.3 million during the same periods in 2009.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $70.2 million, with a valuation allowance of $19.3 million at June 30, 2010 and had a carrying amount of $71.6 million, with a valuation allowance of $21.8 million at December 31, 2009. An additional provision for loan losses relating to impaired loans of $4.7 million and $18.3 million was included in our results of operations for the three and six month periods ending June 30, 2010, respectively and $13.2 million and $35.2 million during the same periods in 2009.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $8.8 million which is net of a valuation allowance of $6.7 million at June 30, 2010 and a carrying amount of $10.5 million which is net of a valuation allowance of $6.5 million at December 31, 2009. An additional charge of $1.4 million and $3.4 million was included in our results of operations during the three and six month periods ended June 30, 2010, respectively and $1.9 million and $3.2 million during the same periods in 2009.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, follows:

	Securities Available for Sale
	2010	2009
	(in thousands)
Beginning balance	$36,480	$-
Total gains (losses) realized and unrealized:
Included in results of operations	132	-
Included in other comprehensive income	1,713	517
Purchases, issuances, settlements, maturities and calls	(16,940)	(3,560)
Transfers in and/or out of Level 3	(21,385)	47,381

Ending balance	$-	$44,338

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30	$0	$0

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
During the first quarter of 2010, we transferred these private label residential mortgage- and other asset-backed securities, totaling $21.4 million, to a Level 2 valuation technique. In the first quarter of 2010, while this market was still “closed” to new issuance, secondary market trading activity increased and appeared to be more orderly than compared to 2009. In addition, many bonds were trading at levels near their economic value with fewer distressed valuations relative to 2009. Prices for many securities had been rising, due in part to negative new supply. This improvement in trading activity was supported by sales of 11 securities with a par value of $14.2 million at a $0.2 million gain during the first quarter of 2010 (none of these securities were originally purchased at a discount). The Level 2 valuation technique has also been supported through bids received from dealers on certain private label securities that approximated Level 2 pricing.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(in thousands)
Loans held for sale
June 30, 2010	$32,786	$1,190	$31,596
December 31, 2009	34,234	278	33,956
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated fair values and recorded book balances follow:

	June 30, 2010		December 31, 2009
	Recorded		Recorded
	Book	Estimated	Book	Estimated
	Balance	Fair Value	Balance	Fair Value
	(in thousands)
Assets
Cash and due from banks	$52,700	$52,700	$65,200	$65,200
Interest bearing deposits	303,300	303,300	223,500	223,500
Trading securities	30	30	50	50
Securities available for sale	112,900	112,900	164,200	164,200
Federal Home Loan Bank and
Federal Reserve Bank Stock	26,400	NA	27,900	NA
Net loans and loans held for sale	1,990,200	1,899,200	2,251,900	2,178,000
Accrued interest receivable	7,700	7,700	8,900	8,900
Derivative financial instruments	1,000	1,000	900	900

Liabilities
Deposits with no stated maturity	$1,416,900	$1,416,900	$1,394,400	$1,394,400
Deposits with stated maturity	960,200	973,300	1,171,300	1,183,200
Other borrowings	133,400	138,100	131,200	136,300
Subordinated debentures	50,200	31,000	92,900	46,500
Accrued interest payable	3,800	3,800	4,500	4,500
Derivative financial instruments	2,200	2,200	4,300	4,300
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
15.  Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as payment plan receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not have recourse against the consumer for nonpayment of a payment plan, and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco.
We recorded an expense of $4.9 million and $2.2 million in the second quarters of 2010 and 2009, respectively and $8.3 million and $3.0 million in the first six months of 2010 and 2009, respectively for vehicle service contract payment plan counterparty contingencies. These charges relate to Mepco’s aforementioned business activities and are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under Mepco’s contracts with business counterparties as opposed to loss on the payment plan itself. Our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in 2010 and 2009.
In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010. Mepco is actively working to reduce its credit exposure to this counterparty. The amount of payment plans (payment plan receivables) purchased from this counterparty and outstanding at June 30, 2010 totaled approximately $93.2 million (compared to $206.1 million at December 31, 2009). In addition, as of June 30, 2010, this counterparty owes Mepco $38.0 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco has purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the second half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During the first six months of 2010 this reserve was increased by $1.5 million, to $20.5 million as of June 30, 2010. We currently believe this reserve is adequate given a review of all relevant factors.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net payment plan receivables held by Mepco totaled $285.7 million (or approximately 10.4% of total assets) and $406.3 million (or approximately 13.7% of total assets) at June 30, 2010 and December 31, 2009, respectively. We expect that the amount of total payment plans (payment plan receivables) held by Mepco will continue to decline during the remainder of 2010, due to the loss of business from the above described counterparty as well as our desire to reduce finance receivables as a percentage of total assets. This decline in payment plan receivables is expected to adversely impact our net interest income and net interest margin.
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
On April 2, 2010, we entered into an exchange agreement with the UST pursuant to which the UST agreed to exchange all 72,000 shares of the our Series A Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), beneficially owned and held by the UST, plus accrued and unpaid dividends on such Series A Preferred Stock, for shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”). As part of the terms of the exchange agreement, we also agreed to amend and restate the terms of the warrant, dated December 12, 2008, issued to the UST to purchase 3,461,538 shares of our common stock.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $0.7234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “Conversion Rate.” This Conversion Rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. At June 30, 2010, the Series B Preferred Stock and accrued and unpaid dividends were convertible into approximately 79.0 million shares of our common stock.
Unless earlier converted by the holder or by us as described above, the Series B Preferred Stock will convert into shares of our common stock on a mandatory basis on the seventh anniversary of the issuance of the Series B Preferred Stock. In any such mandatory conversion, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of our common stock at the time of such mandatory conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock).
At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $0.8 million at June 30, 2010 or $10 per share.

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
In April of 2010, we commenced an offer to exchange up to 180.2 million newly issued shares of our common stock for properly tendered and accepted trust preferred securities issued by IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I (the “Exchange Offer”). The Exchange Offer expired at 11:59 p.m., Eastern time, on June 22, 2010. We accepted for exchange 1,657,255 shares ($41.4 million aggregate liquidation amount) of the trust preferred securities issued by IBC Capital Finance II, which were validly tendered and not withdrawn as of the expiration date for the Exchange Offer. No shares of the trust preferred securities issued by IBC Capital Finance III, IBC Capital Finance IV, or Midwest Guaranty Trust I were tendered.
We issued 51,091,250 shares of common stock at a price of $0.46 per share in exchange for the validly tendered trust preferred securities issued by IBC Capital Finance II (including $2.4 million of accrued and unpaid interest) and recorded a gain of $18.1 million which is included in our consolidated statements of operations as “Gain on extinguishment of debt”. This gain was net of expenses paid totaling approximately $1.0 million for dealer-manager fees, legal fees, accounting fees and other related costs as well as the pro rata write off of previously capitalized issue costs of $1.2 million.
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
Introduction. Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a slowing economy in Michigan since 2001. Further, over the past few years, Michigan’s unemployment rate has been consistently above the national average. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans has been and will be impacted by local economic conditions. The weaker economic conditions faced in Michigan has had and may continue to have adverse consequences as described below in “Portfolio Loans and asset quality.” However, since early- to mid-2009, we have generally seen a decline in non-performing loans and a declining level of provision for loan losses.
In response to these difficult market conditions and the significant losses that we incurred in 2008 and 2009 that reduced our capital, we have taken steps or initiated actions designed to restore our capital levels, improve our operations and augment our liquidity as described in more detail below.
If we are not successful in restoring our capital levels, we believe it is likely our bank will not be able to remain well-capitalized through the remainder of 2010, as we work through our asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to a regulatory enforcement action, a loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, an inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.
In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act includes the creation of a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission; a provision that would broaden the base for FDIC insurance assessments; a provision under which interchange fees for debit cards would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard; a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. We expect that the Dodd-Frank Act will have a significant impact on the banking industry, including our organization.
It is against this backdrop that we discuss our results of operations and financial condition for the second quarter and first six months of 2010 as compared to earlier periods.
Results of Operations
Summary. We recorded net income of $7.9 million and net income applicable to common stock of $6.8 million during the three months ended June 30, 2010 compared to a net loss of $5.2 million and a net loss applicable to common stock of $6.2 million during the comparable period in 2009. The improvement in 2010 is primarily due to a significant gain on the extinguishment of debt and a decrease in the provision for loan losses that were partially offset by decreases in net interest income and mortgage loan servicing income.
We incurred a net loss of $6.0 million and $23.8 million and a net loss applicable to common stock of $8.1 million and $25.9 million during the six months ended June 30, 2010 and 2009, respectively. The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.
   Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) (annualized) to(1)
Average assets	0.96%	(0.83)%	(0.57)%	(1.75)%
Average equity	111.56	(22.98)	(57.53)	(44.24)

Net income (loss) per common share(1)
Basic	$ 0.24	$(0.26)	$(0.31)	$(1.09)
Diluted	0.04	(0.26)	(0.31)	(1.09)
(1)	These amounts are calculated using net income (loss) applicable to common stock.
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
Net interest income decreased by 19.6% to $28.6 million and by 16.1% to $58.6 million, respectively, during the three- and six-month periods in 2010 compared to 2009. These decreases reflect declines in our net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as in our average interest-earning assets. The decline in the net interest margin primarily reflects a decrease in the yield on interest earning assets principally due to a change in the mix of interest-earning assets with a declining level of higher yielding loans and an increasing level of lower yielding short-term investments, as described in more detail below. The change in asset mix reflects our strategy to preserve our regulatory capital levels by reducing loan balances that have higher risk weightings for regulatory capital purposes.
Beginning in the last half of 2009 and continuing throughout the first half of 2010, we have maintained a high level of lower-yielding interest bearing cash balances to augment our liquidity in response to our deteriorating financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing our subsidiary, Mepco Finance Corporation (“Mepco”) (see “Noninterest expense”), we expect the balance of payment plan receivables to decline by approximately 40% in 2010 (such payment plan receivables declined by $120.6 million, or 29.7%, during the first half of 2010, which represents a 59.4% annualized rate). These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%. The combination of these two items (an increase in the level of lower-yielding interest bearing cash balances and a decrease in the level of higher-yielding payment plan receivables) has had (in the second quarter and first six months of 2010) and is expected to continue to have an adverse impact on our 2010 net interest income and net interest margin.
The current interest rate environment (lower short-term interest rates and a steeper yield curve) has exacerbated the adverse impact of maintaining a high level of liquidity.
Our net interest income is also adversely impacted by our level of non-accrual loans. In the second quarter and first six months of 2010 non-accrual loans averaged $91.6 million and $97.5 million, respectively compared to $121.5 million and $124.5 million, respectively for the same periods in 2009. In addition, in the second quarter and first six months of 2010 we reversed $0.2 million and $0.5 million, respectively, of accrued and unpaid interest on loans placed on non-accrual during each period compared to $0.8 million and $1.7 million, respectively during the same periods in 2009.

Average Balances and Rates

	Three Months Ended
	June 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,115,837	$36,569	6.93%	$2,513,367	$45,157	7.20%
Tax-exempt loans (2)	9,866	106	4.31	7,069	67	3.80
Taxable securities	87,554	902	4.13	118,116	1,705	5.79
Tax-exempt securities (2)	49,012	526	4.30	88,601	976	4.42
Cash – interest bearing	324,592	192	0.24
Other investments	27,001	197	2.93	28,011	239	3.42

Interest Earning Assets	2,613,862	38,492	5.90	2,755,164	48,144	7.01

Cash and due from banks	48,751			74,659
Other assets, net	160,291			165,715

Total Assets	$2,822,904			$2,995,538

Liabilities
Savings and NOW	$1,088,526	670	0.25	$974,994	1,493	0.61
Time deposits	1,019,882	6,838	2.69	979,506	7,318	3.00
Other borrowings	227,979	2,413	4.25	448,714	3,814	3.41

Interest Bearing Liabilities	2,336,387	9,921	1.70	2,403,214	12,625	2.11

Demand deposits	340,558			320,920
Other liabilities	52,051			93,861
Shareholders’ equity	93,908			177,543

Total liabilities and shareholders’ equity	$2,822,904			$2,995,538

Net Interest Income		$28,571			$35,519

Net Interest Income as a Percent of Earning Assets			4.38%			5.17%

(1)
All domestic, except for $0.4 million and $8.8 million for the three months ended June 30, 2010 and 2009, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.

Average Balances and Rates

	Six Months Ended
	June 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets (1)
Taxable loans	$2,184,046	$75,491	6.95%	$2,504,582	$89,457	7.19%
Tax-exempt loans (2)	9,997	211	4.26	8,490	168	3.99
Taxable securities	91,859	2,062	4.53	116,478	3,438	5.95
Tax-exempt securities (2)	56,671	1,211	4.31	95,795	2,083	4.38
Cash – interest bearing	299,910	349	0.23
Other investments	27,426	412	3.03	28,641	563	3.96

Interest Earning Assets	2,669,909	79,736	6.01	2,753,986	95,709	6.99

Cash and due from banks	53,855			67,935
Other assets, net	154,408			162,086

Total Assets	$2,878,172			$2,984,007

Liabilities
Savings and NOW	$1,086,524	1,533	0.28	$960,032	3,074	0.65
Time deposits	1,073,452	14,194	2.67	917,609	14,285	3.14
Other borrowings	227,801	5,407	4.79	523,630	8,484	3.27

Interest Bearing Liabilities	2,387,777	21,134	1.78	2,401,271	25,843	2.17

Demand deposits	334,100			314,762
Other liabilities	58,359			81,267
Shareholders’ equity	97,936			186,707

Total liabilities and shareholders’ equity	$2,878,172			$2,984,007

Net Interest Income		$58,602			$69,866

Net Interest Income as a Percent of Earning Assets			4.41%			5.10%

(1)
All domestic, except for $0.7 million and $7.4 million for the six months ended June 30, 2010 and 2009, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
Provision for loan losses. The provision for loan losses was $12.7 million and $25.7 million during the three months ended June 30, 2010 and 2009, respectively. During the six-month periods ended June 30, 2010 and 2009, the provision was $29.7 million and $55.8 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. The decrease in the provision for loan losses in the second quarter and first half of 2010 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs. See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2010.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. On a long-term basis we are attempting to grow non-interest income in order to diversify our revenues within the financial services industry. We regard net gains on mortgage loan sales as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income. As a result, we believe it is best to evaluate our success in growing non-interest income and diversifying our revenues by also comparing non-interest income when excluding net gains (losses) on assets (mortgage loans and securities).
Non-interest income totaled $29.3 million during the three months ended June 30, 2010, an $8.3 million increase from the comparable period in 2009. This increase was primarily due to a significant gain from the extinguishment of debt that was partially offset by decreases in service charges on deposit accounts, mortgage loan servicing income, title insurance fees and other non-interest income as well as a decline in gains on mortgage loans and securities. For the first six months of 2010 non-interest income totaled $41.3 million, an $8.7 million increase from the comparable period in 2009. The year to date changes are generally commensurate with the quarterly changes.
          Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Service charges on deposit accounts	$5,833	$6,321	$11,108	$11,828
Net gains (losses) on assets:
Mortgage loans	2,372	3,262	4,215	6,543
Securities	1,363	4,230	1,628	3,666
Other than temporary loss on securities available for sale:
Total impairment loss	--	--	(118)	(17)
Recognized in other comprehensive loss	--	--	--	--

Net impairment loss in earnings	--	--	(118)	(17)
VISA check card interchange income	1,655	1,500	3,227	2,915
Mortgage loan servicing	(2,043)	2,349	(1,611)	1,507
Mutual fund and annuity commissions	409	539	798	992
Bank owned life insurance	483	355	951	756
Title insurance fees	366	732	860	1,341
Gain on extinguishment of debt	18,086	--	18,086	--
Other	790	1,723	2,187	3,058

Total non-interest income	$29,314	$21,011	$41,331	$32,589

Service charges on deposit accounts declined during the three- and six-month periods ended June 30, 2010, respectively, from the comparable periods in 2009. The decrease in such service charges principally relates to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees because of the current challenging economic conditions. In late 2009, the Federal Reserve adopted rules that will require a written opt-in from customers before a bank can assess overdraft fees on ATM or debit card transactions. These rules are effective for new customers on July 1, 2010 and for existing customers on August 15, 2010. We believe that such legislation will have an adverse impact on our present level of service charges on deposits accounts. At the present time, based on projected customer opt-in levels, we are anticipating an approximate 10% decline in service charges on deposits on an annualized basis as a result of this legislation.
Net gains on the sale of mortgage loans decreased on both a quarterly and a year to date basis. The decrease in gains relates primarily to a decline in mortgage loan origination volume, loan sales and commitments to originate mortgage loans that are held for sale. The first half of 2009 reflected a significant amount of refinancing activity resulting from generally lower mortgage loan interest rates during that time period. Although mortgage loan interest rates were quite low during the second quarter of 2010, refinance activity has been moderate as many borrowers had already refinanced in 2009 (and the interest rate differential between where they refinanced in 2009 and current interest rates was not that significant). Also, many borrowers are unable to refinance because of negative equity in their homes or credit related impediments.
          Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Mortgage loans originated	$93,900	$196,927	$183,907	$351,535
Mortgage loans sold	87,583	158,173	175,291	300,809
Mortgage loans sold with servicing rights released	20,747	9,174	32,611	14,603
Net gains on the sale of mortgage loans	2,372	3,262	4,215	6,543
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	2.71%	2.06%	2.40%	2.18%
Fair value adjustments included in the Loan Sale Margin	0.43	0.04	0.18	0.33
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
Net securities gains totaled $1.4 million during the three months ended June 30, 2010, compared to $4.2 million for the comparable period in 2009. The second quarter 2010 net securities gains were primarily due to the sale of agency mortgage backed securities. The second quarter 2009 net securities gains were primarily due to increases in the fair value and gains on the sale of a Bank of America preferred stock. We sold all of this preferred stock in June 2009. The sale of securities generally reflects our process of selectively deleveraging the balance sheet over the past two years in order to preserve regulatory capital ratios and augment liquidity.
Net securities gains totaled $1.5 million during the first half of 2010, compared to $3.6 million for the comparable period in 2009. We generated net securities gains of $0.1 million in the first quarter of 2010, due primarily to a $0.3 million net gain on the sale of municipal, bank trust preferred and private-label residential mortgage-backed investment securities. The gains were offset by $0.1 million of other than temporary impairment charges. We incurred securities losses of $0.6 million in the first quarter of 2009 due to declines in the fair value of trading securities of $0.8 million that were partially offset by $0.2 million of securities gains due principally to the sale of municipal securities.
VISA check card interchange income increased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009. These results are principally attributable to a rise in the frequency of use of our VISA check card product by our customers. As described earlier, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” includes a provision under which interchange fees for debit cards would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. Debit card issuers with less than $10 billion in assets are exempt from this provision. As a result, the impact on our future levels of VISA check card interchange income is not presently known.
Mortgage loan servicing generated a loss of $2.0 million and $1.6 million in the second quarter and first six months of 2010, respectively, compared to income of $2.3 million and $1.5 million in the corresponding periods of 2009, respectively. These variances are primarily due to changes in the impairment reserve on, and the amortization of, capitalized mortgage loan servicing rights. The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity. The 2010 impairment charge primarily reflects lower mortgage loan interest rates resulting in higher estimated future prepayment rates being used in the valuation at June 30, 2010. Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Real Estate Mortgage Loan Servicing Rights

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$15,435	$11,589	$15,273	$11,966
Originated servicing rights capitalized	680	1,624	1,455	3,123
Amortization	(633)	(1,640)	(1,391)	(2,819)
(Increase)/decrease in impairment reserve	(2,460)	2,965	(2,315)	2,268

Balance at end of period	$13,022	$14,538	$13,022	$14,538

Impairment reserve at end of period	$4,617	$2,383	$4,617	$2,383

At June 30, 2010 we were servicing approximately $1.74 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.64% and a weighted average service fee of 25.6 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2010 totaled $13.0 million and had an estimated fair market value of $13.2 million. Nearly all of our mortgage loans serviced for others at June 30, 2010 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.
Mutual fund and annuity commissions decreased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009 reflecting lower sales of these products. These lower sales are primarily due to customer uncertainty about the economy and concerns about the volatility of the equities market as well as the elimination of certain personnel within the wealth management portion of our investment and insurance sales force in early 2010.
Income from bank owned life insurance increased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009 primarily reflecting a higher average crediting rate on our cash surrender value due to generally improved total returns on the underlying separate account assets.
Title insurance fees decreased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009 primarily as a result of the aforementioned decline in mortgage lending origination volume.
In the second quarter of 2010, we recorded an $18.1 million gain on the extinguishment of debt. On June 23, 2010, we exchanged 51.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities.
Other non-interest income decreased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009. The declines in 2010 are due primarily to an increase in losses of $0.6 million and $0.5 million for the second quarter and first six months of 2010, respectively, incurred in our private mortgage reinsurance captive. The 2010 losses reflect increased mortgage loan defaults and lower real estate values which lead to higher private mortgage insurance claims. Other non-interest income in the second quarter and first six months of 2009 also included $0.5 million related to foreign currency transaction gains associated with Canadian dollar denominated payment receivables. The Canadian dollar appreciated significantly compared to the US dollar in the second quarter of 2009. Total Canadian dollar denominated payment plan receivables had declined to $0.3 million and $1.7 million at June 30, 2010 and December 31, 2009, respectively. As a result, we would expect future foreign currency transaction gains or losses to be insignificant.
Non-interest expense. Non-interest expense is an important component of our results of operations. Historically, we primarily focused on revenue growth, and while we strive to efficiently manage our cost structure, our non-interest expenses generally increased from year to year because we expanded our operations through acquisitions and by opening new branches and loan production offices. Because of the current challenging economic environment that we are confronting, our expansion through acquisitions or by opening new branches is unlikely in the near term unless we are successful in raising new capital, as described below. Further, management is focused on a number of initiatives to reduce and contain non-interest expenses.
Non-interest expense increased by $0.2 million to $37.2 million and by $5.2 million to $76.3 million during the three- and six-month periods ended June 30, 2010, respectively, compared to the like periods in 2009. The comparative quarterly increase is primarily due to a rise in vehicle service counterparty contingencies expense and credit costs related to unfunded lending commitments that were largely offset by declines in loan and collection expenses, loss on other real estate (“ORE”) and repossessed assets, FDIC deposit insurance and advertising expenses. The year-to-date comparative increase was primarily due to a rise in compensation and employee benefits expense, vehicle service contract counterparty contingencies expense, loan and collection expenses, and loss on ORE and repossessed assets.
          Non-Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Salaries	$10,242	$9,815	$20,418	$19,484
Performance-based compensation and benefits	655	747	1,299	1,076
Other benefits	2,533	2,766	4,926	5,345

Compensation and employee benefits	13,430	13,328	26,643	25,905
Vehicle service contract counterparty contingencies	4,861	2,215	8,279	3,015
Loan and collection	2,785	3,227	7,571	7,265
Occupancy, net	2,595	2,560	5,504	5,608
Data processing	2,039	2,010	4,144	4,106
Loss on other real estate and repossessed assets	1,554	1,939	3,583	3,200
FDIC deposit insurance	1,763	2,755	3,565	3,941
Furniture, fixtures and equipment	1,648	1,848	3,367	3,697
Credit card and bank service fees	1,500	1,668	3,175	3,132
Communications	1,015	1,107	2,088	2,152
Legal and professional	894	705	2,030	1,346
Advertising	674	1,421	1,453	2,863
Supplies	415	457	808	926
Amortization of intangible assets	323	474	645	975
Credit costs related to unfunded lending commitments	280	(66)	336	(152)
Other	1,389	1,343	3,109	3,117

Total non-interest expense	$37,165	$36,991	$76,300	$71,096

Compensation and employee benefits expenses increased by $0.1 million to $13.4 million and by $0.7 million to $26.6 million during the three- and six-month periods ended June 30, 2010, respectively, compared to 2009, primarily because the deferral (as direct loan origination costs) of such expenses has decreased in 2010 as a result of the decline in loan origination activity. The amount of compensation and employee benefits expenses that were deferred as direct loan origination costs declined by $1.3 million and $2.4 million in second quarter and first six month of 2010, respectively, compared to the like periods in 2009. For 2010, we froze salaries at 2009 levels, eliminated bonuses, eliminated our 401(k) match, and eliminated any employee stock ownership plan contribution. Further, the number of full time equivalent employees has declined slightly in 2010 compared to year ago levels.
We record estimated incurred losses associated with Mepco’s vehicle service contract payment plans in our provision for loan losses and establish a related allowance for loan losses. (See

“Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our consolidated statements of operations.
We recorded an expense of $4.9 million and $8.3 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2010, respectively, compared to $2.2 million and $3.0 million, respectively, for the comparable periods in 2009. Our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in 2010 and 2009.
In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010. Mepco is actively working to reduce its credit exposure to this counterparty. The amount of payment plan receivables purchased from this counterparty and outstanding at June 30, 2010 totaled approximately $93.2 million (compared to $206.1 million at December 31, 2009). In addition, as of June 30, 2010, this counterparty owed Mepco $38.0 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco has purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the second half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During the first six months of 2010 this reserve was increased by $1.5 million, to $20.5 million as of June 30, 2010. We currently believe this reserve is adequate given a review of all relevant factors.
The aggregate amount of obligations owing to Mepco by counterparties (triggered by the cancellation of the related service contracts), net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingency expense, is recorded on our consolidated statements of financial condition as “vehicle service contract counterparty receivables.” At June 30, 2010, this amount totaled $25.4 million (which includes a net balance of $17.5 million from the single counterparty described above). This compares to a balance of $5.4 million at December 31, 2009. As a result, upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts.

We believe our assumptions regarding the collection of vehicle service contract counterparty receivables are reasonable, and we based them on our good faith judgments using data currently available. We also believe the current amount of reserves we have established and the vehicle service contract counterparty contingencies expense that we have recorded are appropriate given our estimate of probable incurred losses at the applicable balance sheet date. However, because of the uncertainty surrounding the numerous and complex assumptions made, actual losses could exceed the charges we have taken to date.
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
The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net payment plan receivables totaled $285.7 million (or approximately 10.4% of total assets) and $406.3 million (or approximately 13.7% of total assets) at June 30, 2010 and December 31, 2009, respectively. We expect that the amount of total payment plan receivables will continue to decline during the remainder of 2010, due to our desire to reduce payment plan receivables as a percentage of total assets. This decline in payment plan receivables is expected to adversely impact our net interest income and net interest margin.
Loan and collection expenses decreased by $0.4 million to $2.8 million and increased by $0.3 million to $7.6 million during the three- and six-month periods ended June 30, 2010, respectively, compared to 2009. The decrease in loan and collection expenses in the second quarter of 2010 is primarily due to a $0.9 million reversal of a reserve established in the first quarter of 2010 at Mepco related to debtor in possession financing that is being provided to a counterparty that filed for bankruptcy in March 2010. In late May 2010, the U.S. Bankruptcy Court handling the case issued a final order authorizing Mepco’s post petition financing on a super priority basis. In addition, subsequent to the issuance of this final order, the chief restructuring officer for the bankrupt counterparty identified sufficient assets which are likely to be recovered to fully repay Mepco’s post petition financing. At June 30, 2010, Mepco had recorded a receivable of $3.0 million related to this financing and associated professional fees (including the $0.9 million that had been advanced in the first quarter of 2010). This receivable is included in “Accrued income and other assets” at June 30, 2010 in our Statement of Financial Condition. The increase in loan and collection expenses on a year to date basis primarily reflects a $0.3 million increase in collection related costs at Mepco associated with the acquisition and management of collateral securing receivables from vehicle service contract counterparties.
The current year levels of occupancy, net, data processing, furniture, fixtures and equipment, communications, supplies, and other non-interest expenses were generally comparable to or slightly lower than the prior year. Collectively, these expense categories declined by $0.2 million, or 2.4%, and by $0.6 million, or 3.0%, during the second quarter and first six months of 2010, respectively, compared to the year ago periods due primarily to our cost reduction efforts.
Although losses on ORE and repossessed assets declined on a comparative quarterly basis, they were higher on a year-to-date comparative basis and remain at elevated levels. These losses principally reflect continuing weak prices for real estate. (See “Portfolio Loans and asset quality.”)
FDIC deposit insurance expense declined on both a comparative quarterly and year-to-date basis. The second quarter of 2009 included a one-time industry-wide special assessment of $1.4 million. This special assessment was equal to 5 basis points on total assets less Tier 1 capital. Absent this 2009 special assessment, FDIC deposit insurance expense would have increased in 2010, reflecting higher assessment rates and a rise in the average balance of total deposits.
Credit card and bank service fees decreased on a comparative quarterly basis primarily due to an decrease in the number of payment plans being serviced by Mepco in the second quarter of 2010 compared to the second quarter of 2009. The level of such fees were similar on a year-to-date comparative basis. We expect the level of such fees to decrease during the last half of 2010 as payment plan receivables decline.
Legal and professional fees increased on both a comparative quarterly and year-to-date basis. This increase is primarily due to expenses associated with the issues described above related to Mepco and due to various regulatory matters.
Total advertising expense was substantially lower on both a quarterly and year-to-date comparative basis in 2010 compared to 2009 due primarily to a reduction in outdoor advertising (billboards) and the elimination of our VISA check card rewards program.
Income tax expense (benefit). As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets. Accordingly, we are not recognizing much income tax expense (benefit) related to any income (loss) before income tax. We recorded an income tax expense of $0.2 million and an income tax (benefit) of $(0.1) million in the second quarter and first six months of 2010, respectively. This compares to income tax (benefits) of $(1.0) million and of $(0.7) million in the second quarter and first six months of 2009, respectively. Income tax benefits recognized have been primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of tax expense for the current year. For the second quarter and first six months of 2010, this resulted in an income tax expense (benefit) of $0.1 million and $(0.1) million, respectively. For the second quarter and first six months of 2009, this resulted in an income tax (benefit) of $(1.6) million and $(1.6) million, respectively.
Income tax expense in the consolidated statements of operations also includes income taxes in a variety of other states due primarily to Mepco’s operations. The amounts of such state income taxes were $0.1 million and $0.1 million in the second quarter and first six months of 2010, respectively. This compares to $0.4 million and $0.6 million in the second quarter and first six months of 2009, respectively. The decline in such state income taxes is due to a decline in Mepco’s pre-tax income. (See “Business Segments” below.)
The capital initiatives summarized in “Introduction” and detailed under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforward and other deferred tax assets in the future. As a result, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in future years. As of June 30, 2010, we had a federal net operating loss carryforward of approximately $40.8 million. Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 4.01%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of our net operating loss carryforward, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. At this time, we do not know whether we will be successful in completing all of the initiatives as proposed and therefore do not know the likelihood of experiencing a change of ownership under these tax rules.
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

The following table presents net income (loss) by business segment.
Business Segments

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Independent Bank	$(9,076)	$(8,422)	$(21,118)	$(29,567)
Mepco	477	4,995	1,146	9,580
Other(1)	16,506	(1,998)	14,066	(4,011)
Elimination	(23)	264	(47)	240

Net income (loss)	$7,884	$(5,161)	$(5,953)	$(23,758)

(1)	Includes amounts relating to our parent company and certain insignificant operations.
The decrease in the year-to-date net loss recorded by Independent Bank in 2010 compared to 2009 is primarily due to a lower provision for loan losses that was partially offset by a decline in net interest income. (See “Provision for loan losses,” “Portfolio Loans and asset quality,” and “Net interest income.”)
Mepco’s net income declined in 2010 compared to 2009 due primarily to a decrease in net interest income and increases in vehicle service contract payment plan counterparty contingencies expense (see “Non-interest expense”). All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation). The rate on this intercompany loan was increased to the Prime Rate (currently 3.25%) effective January 1, 2010. Prior to 2010, this intercompany loan was priced principally based on Brokered Certificate of Deposit (“CD”) rates.
The significant change in “Other” in the Business Segments table above is due primarily to the $18.1 million gain on the extinguishment of debt that was recorded at the parent company in the second quarter of 2010.
Financial Condition
Summary. Our total assets decreased by $228.2 million during the first six months of 2010. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.033 billion at June 30, 2010, down 11.6% from $2.299 billion at December 31, 2009. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.377 billion at June 30, 2010, compared to $2.566 billion at December 31, 2009. The $188.6 million decline in total deposits during this period is primarily due to a decrease in Brokered CDs that was partially offset by an increase in savings and checking accounts. Other borrowings totaled $133.4 million at June 30, 2010, which is largely unchanged from December 31, 2009. Subordinated debentures totaled $50.2 million at June 30, 2010, compared to $92.9 million at December 31, 2009. This $42.7 million decline relates to the exchange of our common stock for certain trust preferred securities completed in June 2010 and the corresponding cancellation of the related subordinated debentures issued by our parent company.

Securities. We maintain diversified securities portfolios, which include obligations of the U.S. Treasury, U.S. government-sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and other asset-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed as follows, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)
     Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available for sale
June 30, 2010	$118,235	$882	$6,170	$112,947
December 31, 2009	171,049	3,149	10,047	164,151
Securities available for sale declined during 2010 because sales, maturities and principal payments in the portfolio were not entirely replaced with new purchases. We sold municipal securities in 2010 and 2009 primarily because our current tax situation (net operating loss carryforward) negates the benefit of holding tax exempt securities. In 2010, we also sold certain agency and private-label residential mortgage-backed securities and bank trust preferred securities to augment our liquidity. (See “Liquidity and capital resources.”)
We did not record any other than temporary impairment charges on securities in the second quarter of 2010 or 2009. We recorded other than temporary impairment charges on securities of $0.1 million and $0.02 million during the first quarter of 2010 and 2009, respectively. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature. The 2010 charge related to a trust preferred security and a private label residential mortgage-backed security. The 2009 charge related to a trust preferred security. (See “Non-interest income” and “Asset/liability management.”)

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Proceeds	$69,270	$20,729	$94,685	$27,163

Gross gains	$1,572	$2,610	$1,876	$2,835
Gross losses	(187)	(101)	(221)	(107)
Impairment charges	—	—	(118)	(17)
Fair value adjustments	(22)	1,721	(27)	938

Net gains (losses)	$1,363	$4,230	$1,510	$3,649

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
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan demand has slowed since 2007, reflecting weak economic conditions in Michigan. Further, it is our desire to reduce certain loan categories in order to preserve our regulatory capital ratios or for risk management reasons. For example, construction and land development loans have been declining because we are seeking to shrink this portion of our Portfolio Loans due to a very poor economic climate for real estate development, particularly residential real estate. In addition, payment plan receivables declined in 2010 as we seek to reduce Mepco’s vehicle service contract payment plan business. (See “Non-interest expense.”) Declines in Portfolio Loans or competition that leads to lower relative pricing on new Portfolio Loans could adversely impact our future operating results.

Non-performing assets(1)

	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Non-accrual loans	$ 84,158	$105,965
Loans 90 days or more past due and still accruing interest	356	3,940

Total non-performing loans	84,514	109,905
Other real estate and repossessed assets	41,785	31,534

Total non-performing assets	$126,299	$141,439

As a percent of Portfolio Loans
Non-performing loans	4.16%	4.78%
Allowance for loan losses	3.72	3.55
Non-performing assets to total assets	4.61	4.77
Allowance for loan losses as a percent of non-performing loans	89.46	74.35

(1)	Excludes loans classified as “troubled debt restructured” that are not non-performing.
The decrease in non-performing loans since year-end 2009 is due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE during the first half of 2010. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by real estate developers (due to a decline in sales of real estate) as well as owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing commercial loans have declined for the past six quarters. The elevated level of non-performing residential mortgage loans is primarily due to delinquencies reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan. However, retail non-performing loans have declined for four consecutive quarters and are at their lowest level since the first quarter of 2009.
ORE and repossessed assets totaled $41.8 million at June 30, 2010, compared to $31.5 million at December 31, 2009. This increase is the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both weak economic conditions and declining residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at June 30, 2010, we anticipate that our level of ORE and repossessed assets will likely remain at elevated levels for some period of time. An elevated level of non-performing assets adversely impacts our net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 3.33% on an annualized basis in the first half of 2010 compared to 3.98% in the first half of 2009. The decline in loan net charge-offs primarily reflects a decrease of $12.7 million for commercial loans. The reduced level of commercial loan net charge-offs principally reflects a decline in the level of non-performing commercial loans. The commercial loan portfolio is thoroughly analyzed each quarter through our credit review process and an appropriate allowance and provision for loan losses is recorded based on such review and in light of prevailing market and loan collection conditions.

Allowance for loan losses	Six months ended
	June 30,
	2010		2009
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(dollars in thousands)
Balance at beginning of period	$81,717	$1,858	$57,900	$2,144
Additions (deduction)
Provision for loan losses	29,694		55,783
Recoveries credited to allowance	1,839		1,494
Loans charged against the allowance	(37,644)		(49,906)
Additions (deductions) included in non-interest expense		336		(152)

Balance at end of period	$75,606	$2,194	$65,271	$1,992

Net loans charged against the allowance to average Portfolio Loans (annualized)	3.33%		3.98%
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
The first element reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, discounted collateral exposure and discounted cash flow analysis.
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
Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a credit of $0.2 million for its provision for loan losses in the first half of 2010 due primarily to a significant decline ($120.6 million) in the balance of payment plan receivables. This compares to a provision for losses of $0.3 million in the first half of 2009. Mepco’s allowance for losses totaled $0.5 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
The allowance for loan losses decreased $6.1 million from $81.7 million at December 31, 2009 to $75.6 million at June 30, 2010 and was equal to 3.72% of total Portfolio Loans at June 30, 2010 compared to 3.55% at December 31, 2009. Three of the four components of the allowance for loan losses outlined above declined during the first half of 2010. The allowance for loan losses related to specific loans increased due to a $10.2 million increase in loss allocations on troubled debt restructured credits which totaled $18.8 million at June 30, 2010, compared to $8.6 million at December 31, 2009. This increase is due in part to a $34.4 million increase in the balance of these loans during the first six months of 2010 which totaled $112.2 million at June 30, 2010, compared to $77.8 million at December 31, 2009. This increase was partially offset by a decline in loss allocations on individual commercial credits. The allowance for loan losses related to other adversely rated loans decreased $5.1 million from December 31, 2009 to June 30, 2010 primarily due to a $18.3 million decrease in the balance of such loans from $140.4 million at December 31, 2009 to $122.1 million at June 30, 2010, with the most significant decrease occurring in non-impaired substandard commercial loans with balances of over $1 million, which decreased $16.2 million from $19.5 million at December 31, 2009 to $3.3 million at June 30, 2010. The allowance allocation determined on these loans, based on discounted collateral or cash flow analysis, was reduced $4.4 million from $6.0 million at December 31, 2009 to $1.6 million at June 30, 2010. The allowance for loan losses related to historical losses decreased due to declines in loan balances, as total loans declined $266.4 million from $2.299 billion at December

31, 2009 to $2.033 billion at June 30, 2010. Finally, the allowance for loan losses related to subjective factors decreased slightly primarily due to the improvement in certain economic indicators used in computing this portion of the allowance.
Allocation of the Allowance for Loan Losses

	June 30,	December 31,
	2010	2009
	(in thousands)
Specific allocations	$30,099	$29,593
Other adversely rated loans	9,392	14,481
Historical loss allocations	21,740	22,777
Additional allocations based on subjective factors	14,375	14,866

	$75,606	$81,717

Deposits and borrowings. Historically, the loyalty of our customer base has allowed us to price deposits competitively, contributing to a net interest margin that compares favorably to our peers. However, we still face a significant amount of competition for deposits within many of the markets served by our branch network, which limits our ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits.
To attract new core deposits, we have implemented a high-performance checking program that utilizes a combination of direct mail solicitations, in-branch merchandising, gifts for customers opening new checking accounts or referring business to our bank and branch staff sales training. This program has historically generated increases in customer relationships as well as deposit service charges. Over the past two to three years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. As a result, funding Portfolio Loans with alternative sources of funds (as opposed to core deposits) may erode certain of our profitability measures, such as return on assets, and may also adversely impact our liquidity. (See “Liquidity and capital resources.”)
During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $18.8 million and $22.0 million at June 30, 2010 and December 31, 2009, respectively, and will be expensed over the assessment period (through the fourth quarter of 2012). The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual deposit balances and assessment rates used during each assessment period.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

     Alternative Sources of Funds

	June 30,			December 31,
	2010			2009
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$422,749	2.5 years	2.95%	$629,150	2.2 years	2.46%
Fixed rate FHLB advances(1)	23,275	5.9 years	6.41	27,382	5.5 years	6.59
Variable rate FHLB advances(1)	75,000	1.2 years	0.48	67,000	1.4 years	0.32
Securities sold under agreements to repurchase(1)	35,000	.4 years	4.42	35,000	.9 years	4.42

Total	$556,024	2.3 years	2.86%	$758,532	2.2 years	2.51%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.
Other borrowings, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $133.4 million at June 30, 2010, compared to $131.2 million at December 31, 2009. The $2.2 million increase in other borrowed funds principally reflects additional borrowings from the FHLB.
As described above, we rely on wholesale funding, including FRB and FHLB borrowings and Brokered CDs to augment our core deposits to fund our business. As of June 30, 2010, our use of such wholesale funding sources amounted to approximately $556.0 million. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.
In addition, if we fail to remain “well-capitalized” (under federal regulatory standards) which is likely if we are unable to successfully raise additional capital as outlined below, we will be prohibited from accepting or renewing Brokered CDs without the prior consent of the FDIC. As of June 30, 2010, we had Brokered CDs of approximately $422.7 million. Of this amount $60.3 million mature during the next twelve months. As a result, any such restrictions on our ability to access Brokered CDs may have a material adverse impact on our business and financial condition.
Moreover, we cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits in the FDIC Transaction Account Guarantee Program (“TAGP”), which is set to expire on December 31, 2010, may be particularly susceptible to outflow (although the Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts). At June 30, 2010 we had $88.1 million of uninsured deposits and an additional $174.3 million of deposits in the TAGP. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.
Our financial performance will be materially affected if we are unable to maintain our access to funding or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.
We employ derivative financial instruments to manage our exposure to changes in interest rates. At June 30, 2010, we employed interest-rate swaps with an aggregate notional amount of $20.0 million and interest rate caps with an aggregate notional amount of $35.0 million.
Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our consolidated statements of cash flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on developing access to a variety of borrowing sources to supplement our deposit gathering activities as well as maintaining sufficient short-term liquid assets (primarily overnight deposits with the FRB) in order to be able to respond to unforeseen liquidity needs.
Our sources of funds include overnight balances held at the FRB, our deposit base, secured advances from the FHLB, secured borrowings from the FRB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).
At June 30, 2010 we had $413.2 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.417 billion of our deposits at June 30, 2010 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the FDIC announced several programs including increasing the deposit insurance limit from $100,000 to $250,000 at least until December 31, 2013 and providing unlimited deposit insurance for balances in non-interest bearing demand deposit and certain low interest rate transaction accounts until December 31, 2010 (see discussion of TAGP above). The Dodd-Frank Act makes the increase in the deposit insurance limit from $100,000 to $250,000 permanent and extends protection similar to that provided under the TAGP for only noninterest bearing transaction accounts through December 31, 2012. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite these moves by the FDIC and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced some of the financial ratings of our bank that are followed by our larger deposit customers, such as municipalities. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
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
As a result of the liquidity risks described above and in “Deposits and borrowings” we have increased our level of overnight cash balances in interest-bearing accounts to $303.3 million at June 30, 2010 from $223.5 million at December 31, 2009 and $19.2 million at June 30, 2009. We have also issued longer-term (two to five years) callable Brokered CDs and reduced certain secured borrowings (such as from the FRB) to increase available funding sources. We believe these actions will assist us in meeting our liquidity needs during 2010.
Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.
We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities outside of IBC. On June 23, 2010, we exchanged 51.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at June 30, 2010, $48.7 million of cumulative trust preferred securities remained outstanding. These entities have also issued common securities and capital to IBC that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009.
The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in the Tier 2 capital, subject to restrictions. Currently, at IBC, $48.0 million of these securities qualify as Tier 1 capital.
In December 2008, we issued 72,000 shares of Series A, no par value, $1,000 liquidation amount, fixed rate cumulative perpetual preferred stock (“Series A Preferred Stock”) and a warrant to purchase 3,461,538 shares (at $3.12 per share) of our common stock (“Original Warrant”) to the UST in return for $72.0 million under the TARP CPP. Of the total proceeds, $68.4 million was originally allocated to the Series A Preferred Stock and $3.6 million was allocated to the Original Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Series A Preferred Stock was being accreted using an effective yield method over five years. The accretion had been recorded as part of the Series A Preferred Stock dividend.

As described earlier, on April 16, 2010, we exchanged the Series A Preferred Stock for our Series B Preferred Stock and amended and restated the Original Warrant. The Series B Preferred Stock and the Amended Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We did not receive any cash proceeds from the issuance of the Series B Preferred Stock or the Amended Warrant. In general, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was held by the UST, except that the Series B Preferred Stock is convertible into our common stock.
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
(ii)  we shall have issued our common stock in exchange for at least $40.0 million aggregate original liquidation amount of the trust preferred securities issued by our trust subsidiaries, IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I (this was accomplished on June 23, 2010);
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
If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $0.7234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “Conversion Rate,” provided that such Conversion Rate is subject to certain anti-dilution adjustments.

Unless earlier converted by the holder or by us as described above, the Series B Preferred Stock will convert into shares of our common stock on a mandatory basis on the seventh anniversary (April 16, 2017) of the issuance of the Series B Preferred Stock. In any such mandatory conversion, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of our common stock at the time of such mandatory conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock).
At the time any shares of Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $0.8 million at June 30, 2010.
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
We recorded the exchange of the Series A Preferred Stock for the Series B Preferred Stock and the exchange of the Original Warrant for the Amended Warrant in the second quarter of 2010 based on the relative fair values of these newly issued instruments.

In the fourth quarter of 2009, we took certain actions to improve our regulatory capital ratios and preserve capital and liquidity. Beginning in November of 2009, we eliminated the $0.01 per share quarterly cash dividend on our common stock. In addition, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to $3.7 million per year until December of 2013, at which time they would increase to $6.7 million per year. Also beginning in December of 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of June 30, 2010, amount to approximately $2.0 million per year. These actions will preserve cash at our parent company as we do not expect Independent Bank, our bank subsidiary, to be able to pay any cash dividends in the near term. Dividends from the bank are restricted by federal and state law and are further restricted by the Board resolutions adopted in December 2009, and described herein.
We do not have any current plans to resume dividend payments on our outstanding trust preferred securities or the outstanding shares of any preferred stock. We do not know if or when any such payments will resume.
The terms of the Debentures and trust indentures (the “Indentures”) related to our trust preferred securities allow us to defer payment of interest on the Debt Securities at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the Indentures) has occurred and is continuing. We are not in default with respect to the Indentures, and the deferral of interest does not constitute an event of default under the Indentures. While we defer the payment of interest, we will continue to accrue the interest expense owed at the applicable interest rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable.
So long as any shares of the Series B Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, (a) no dividend whatsoever may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan; and (b) neither we nor any of our subsidiaries may purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series B Preferred Stock for all prior dividend periods, other than purchases, redemptions or other acquisitions of our common stock or other junior stock in connection with the administration of employee benefit plans in the ordinary course of business and consistent with past practice; pursuant to a publicly announced repurchase plan up to the increase in diluted shares outstanding resulting from the grant, vesting or exercise of equity-based compensation; any dividends or distributions of rights or junior stock in connection with any shareholders’ rights plan, redemptions or repurchases of rights pursuant to any shareholders’ rights plan; acquisition of record ownership of common stock or other junior stock or parity stock for the beneficial ownership of any other person who is not us or one of our subsidiaries, including as trustee or custodian; and the exchange or conversion of common stock or other junior stock for or into other junior stock or of parity stock for or into other parity stock or junior stock but only to the extent that such acquisition is required pursuant to binding contractual agreements entered into before December 12, 2008 or any subsequent agreement for the accelerated exercise, settlement or exchange thereof for common stock.

During the deferral period on the Debentures and Series B Preferred Stock, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of our capital stock.
Shareholders’ equity applicable to common stock increased to $59.2 million at June 30, 2010 from $40.7 million at December 31, 2009. Our tangible common equity (“TCE”) totaled $49.6 million and $30.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 1.82% at June 30, 2010 compared to 1.03% at December 31, 2009. We have taken various steps in order to further increase our TCE and regulatory capital ratios as described below. Although our subsidiary bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of: (a) the losses that we have incurred in recent quarters; (b) our elevated levels of non-performing loans and other real estate; and (c) the ongoing economic stress in Michigan, we have taken the following actions to improve our regulatory capital ratios and preserve liquidity at our parent company level:
•	Eliminated our cash dividend on our common stock;

•	Deferred the dividends on our Series B Preferred Stock;

•	Deferred the dividends on our Debentures;

•	Exchanged the Series A Preferred Stock for Series B Convertible Preferred Stock in April 2010; and

•
Completed the exchange of 51.1 million shares of our common stock for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities in June 2010.

The actions taken with respect to the payment of dividends on our capital instruments as described above will preserve cash at our parent company as we do not expect our bank subsidiary to be able to pay any cash dividends in the near term. Although there are no specific regulations restricting dividend payments by bank holding companies (other than State corporate laws) the FRB (our primary federal regulator) has issued a policy statement on cash dividend payments. The FRB’s view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.”
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
The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s condition and operations that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a memorandum of understanding or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above and if our financial condition and performance do not otherwise materially improve, we may face additional regulatory scrutiny and restrictions in the form of a memorandum of understanding or similar undertaking imposed by the regulators.
Subsequent to the adoption of the resolutions described above, the Bank adopted the capital restoration plan required by the resolutions (the “Capital Plan”) and submitted such Capital Plan to the FRB and the OFIR. This Capital Plan is described in more detail below. Other than fully implementing such Capital Plan and achieving the minimum capital ratios set forth in the resolutions, we believe we have already taken appropriate actions to fully comply with these Board resolutions.
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009. As of June 30, 2010, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our subsidiary bank as of June 30, 2010, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

		Minimum
	Independent	Ratios	Ratios Required
	Bank – Actual	Established by	to be Well-
	at 6/30/10	our Board	Capitalized
Total capital to risk weighted assets	10.55%	11.0%	10.0%
Tier 1 capital to average assets	6.37%	8.0%	5.0%

The Capital Plan (as modified in mid-2010) sets forth an objective of achieving these minimum capital ratios as soon as practicable, but no later than September 30, 2010, and maintaining such capital ratios though at least the end of 2012.
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
In addition to contemplating a public offering of our common stock for cash, the Capital Plan sets forth two other primary capital raising initiatives: (1) an offer to exchange shares of our common stock for any or all of our outstanding trust preferred securities; and (2) the exchange of shares of our common stock for any or all of the shares of preferred stock held by the UST. The additional initiatives are designed to improve our ratio of TCE to tangible assets, reduce required annual interest and dividend payments by reducing the aggregate principal amount of outstanding trust preferred securities and outstanding shares of preferred stock, and otherwise improve our ability to successfully raise additional capital through a public offering of our common stock.
As described above, on April 16, 2010, we closed a transaction with the UST for the exchange of the $72 million of Series A Preferred Stock that the UST acquired pursuant to the TARP Capital Purchase Program for new shares of Series B Convertible Preferred Stock. A key benefit of this transaction was obtaining the right, under the terms of the new Series B Convertible Preferred Stock, to compel the conversion of this stock into shares of our common stock, provided we meet a number of conditions. The two primary conditions to our ability to compel a conversion of the preferred stock are the conversion of at least $40 million of outstanding trust preferred securities into common stock and the receipt of net proceeds of at least $100 million from a common stock offering to investors other than the UST. The first of these two primary conditions was satisfied on June 23, 2010, when we issued our common stock in exchange for $41.4 million of certain trust preferred securities plus accrued and unpaid dividends on such securities.

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
In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 15.0 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period after the registration statement referenced below becomes effective. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. To date, no securities have been sold under the equity line facility. In connection with the Registration Rights Agreement with Dutchess, we have agreed to register for resale, the shares that may be sold to Dutchess. We expect to file a registration statement with the SEC for these shares on or before August 20, 2010.

Capitalization
	June 30,	December 31,
	2010	2009
	(in thousands)
Subordinated debentures	$50,175	$92,888
Amount not qualifying as regulatory capital	(1,507)	(2,788)

Amount qualifying as regulatory capital	48,668	90,100

Shareholders’ Equity
Preferred stock:
Series A	--	69,157
Series B	70,458	--
Common stock	250,737	23,863
Capital surplus	--	201,618
Accumulated deficit	(177,242)	(169,098)
Accumulated other comprehensive loss	(14,281)	(15,679)

Total shareholders’ equity	129,672	109,861

Total capitalization	$178,340	$199,961

Total shareholders’ equity at June 30, 2010 increased by $19.8 million from December 31, 2009, due primarily to our exchange of common stock for trust preferred securities as described above, that was partially offset by our net loss of $6.0 million for the first six months of 2010. Shareholders’ equity totaled $129.7 million, equal to 4.74% of total assets at June 30, 2010. At December 31, 2009, shareholders’ equity was $109.9 million, which was equal to 3.70% of total assets.
Our bank subsidiary remains “well capitalized” (as defined by banking regulations) at June 30, 2010.

Bank capital ratios
	June 30, 2010	December 31, 2009
Tier 1 capital to average assets	6.37%	6.72%
Tier 1 risk-based capital	9.27	9.08
Total risk-based capital	10.55	10.36
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

Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(dollars in thousands)
June 30, 2010
200 basis point rise	$163,200	18.52%	$112,600	1.26%
100 basis point rise	152,400	10.68	110,700	(0.45)
Base-rate scenario	137,700		111,200
100 basis point decline	122,200	(11.26)	110,900	(0.27)
200 basis point decline	120,700	(12.35)	107,600	(3.24)

December 31, 2009
200 basis point rise	$160,500	16.14%	$134,000	2.52%
100 basis point rise	150,400	8.83	131,300	0.46
Base-rate scenario	138,200		130,700
100 basis point decline	128,100	(7.31)	129,900	(0.61)
200 basis point decline	126,300	(8.61)	128,900	(1.38)

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

Management plans and expectations. As described earlier, we have adopted the Capital Plan which includes a series of actions designed to increase our common equity capital, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. However, based on our current forecasts, even absent additional capital, our bank subsidiary is expected to remain adequately capitalized throughout 2010 and our parent company would have sufficient cash on hand to meet expected obligations during 2010. These forecasts are based upon certain assumptions, including future levels of our provision for loan losses, vehicle service contract counterparty contingencies, the level of our risk based assets and other factors, and differences between our actual results and these assumptions will impact our actual capital levels.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment was at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that occurred. On January 12, 2009 the FASB issued ASC 325-40-65-1 (formerly Staff Position No. EITF 99-20-1 — “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”) This standard has been applicable to our financial statements since December 31, 2008. In particular, this standard strikes the language that required the use of market participant assumptions about future cash flows from previous guidance. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording no other than temporary impairment charges in our consolidated statements of operations during the second quarters of 2010 and 2009. We did record other than temporary impairment charges of $0.1 million and $0.02 million in the first quarters of 2010 and 2009, respectively, in our consolidated statements of operations. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Prices for investment securities are largely provided by a pricing service. These prices consider benchmark yields, reported trades, broker / dealer quotes and issuer spreads. Furthermore, prices for mortgage-backed securities consider: TBA prices, monthly payment information and collateral performance. At June 30, 2010 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $5.3 million (compared to $6.9 million at December 31, 2009). This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.
Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the second quarter and first half of 2010 and 2009, respectively.

At June 30, 2010 we had approximately $13.0 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded an increase in the valuation allowance on capitalized mortgage loan servicing rights of $2.5 million in the second quarter of 2010 (compared to a decrease in such valuation allowance of $3.0 million in the second quarter of 2009). Nearly all of our mortgage loans serviced for others at June 30, 2010 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under FASB ASC Topic 815 “Derivatives and Hedging” the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At June 30, 2010 we had approximately $30.0 million in notional amount of derivative financial instruments that qualified for hedge accounting under this standard. As a result, generally, changes in the fair value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income or loss. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings (we currently do not have any fair value hedges). The fair value of derivative financial instruments qualifying for hedge accounting was a negative $1.6 million at June 30, 2010.
Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as payment plan receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not have recourse against the consumer for nonpayment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco. These losses (which totaled $4.9 million and $2.2 million in the second quarter of 2010 and 2009, respectively and $8.3 million and $3.0 million in the first half of 2010 and 2009, respectively) are titled “vehicle service contract counterparty contingencies” in our consolidated statements of operations. This area of accounting requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded thus far in 2010 and 2009.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At June 30, 2010 we had gross deferred tax assets of $69.9 million, gross deferred tax liabilities of $6.1 million and a valuation allowance of $62.4 million ($2.2 million of such valuation allowance was established during the six months ended June 30, 2010, $24.0 million of which was established in 2009 and $36.2 million of which was established in 2008) resulting in a net deferred tax asset of $1.4 million. This valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s individual earnings. We are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with this standard, we reviewed our deferred tax assets and determined that based upon a number of factors including our declining operating performance since 2005 and our net loss in 2009 and 2008, overall negative trends in the banking industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity and in 2009 we recorded an additional $24.0 million valuation allowance (which is net of a $4.1 million allocation of deferred taxes on the accumulated other comprehensive loss component of shareholders’ equity). We had recorded no valuation allowance on our net deferred tax asset in prior years because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.
At June 30, 2010 and December 31, 2009 we had no remaining goodwill. Prior to January 1, 2010, we tested our goodwill for impairment and our accounting for goodwill was a critical accounting policy.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management”.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, as updated in Part II – Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2010, except as follows:
Developments in connection with the implementation of our Capital Plan reflect the challenges we face in achieving the objectives of that plan, which we believe are very important to our future financial success.
One of the primary capital raising initiatives set forth in our Capital Plan consists of the conversion of the preferred stock held by the UST into shares of our common stock. As disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, on April 16, 2010, we issued to the UST (1) 74,426 shares of our newly issued Series B Preferred Stock, and (2) an Amended Warrant. These were issued in exchange for all of the Series A Preferred Stock and the Original Warrant, plus approximately $2.4 million in accrued and unpaid dividends on such Series A Preferred Stock.
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
Although we have successfully satisfied the condition described in clause (ii) of the preceding paragraph, we have not yet conducted a stock offering resulting in cash proceeds to us of at least $100 million. Our ability to complete such an offering, if and when one is commenced, may not be successful.

Our financial condition may result in a suspension of our selling and servicing contract with Fannie Mae, which could have a material and adverse effect on our financial condition and results of operations.
Because of our financial condition at March 31, 2010, we received a letter from Fannie Mae in May 2010 advising us that we were in breach of our selling and servicing contract with Fannie Mae. The letter states that if this breach is not remedied as evidenced by our call report as of June 30, 2010, Fannie Mae will suspend our servicing contract. The suspension of our contract with Fannie Mae could have a material adverse impact on our financial condition and results of operations. We are in discussions with Fannie Mae to address the concerns in its May 2010 letter and avoid any suspension of our contract; however, this matter remains unresolved and the risk exists that Fannie Mae may require us to very quickly sell or transfer mortgage servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and future earnings prospects. Although we have not received any notice from Freddie Mac similar to the notice we received from Fannie Mae, a similar type of action could be taken by Freddie Mac.
The Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material, adverse effect on our business, future results of operations, and financial condition.
On July 21, 2010, the Dodd-Frank Act was signed into law. This new law will result in a number of new regulatory changes that could impact us. The law includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. When implemented, these provisions as well as any other changes to laws or regulations applicable to us may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs. Many aspects of the new law require federal regulatory authorities to issue regulations that have not yet been issued, so the full impact of the Dodd-Frank Act is not yet known.
Item 3b. Defaults Upon Senior Securities
As of June 30, 2010, the Company was in arrears in the aggregate amount of $0.3 million with respect to the Series B Preferred Stock it issued to the U.S. Department of Treasury as a result of the Company’s decision to currently defer these dividends.

Item 6. Exhibits
(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report either directly or by incorporation by reference:
10.1
Exchange Agreement, dated April 2, 2010, between Independent Bank Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 2, 2010).

10.2
Form of waiver agreement executed by, among other employees, Michael M. Magee (President and Chief Executive Officer), William B. Kessel (Executive Vice President and Chief Operating Officer), Robert N. Shuster (Executive Vice President and Chief Financial Officer), David C. Reglin (Executive Vice President for Retail Banking), Stefanie M. Kimball (Executive Vice President and Chief Lending Officer) and Mark L. Collins (Executive Vice President and General Counsel) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 16, 2010).

10.3
Amendment to Technology Outsourcing Renewal Agreement, dated July 22, 2010, by and between Independent Bank Corporation and Metavante Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2010).

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

Date	August 6, 2010	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date	August 6, 2010	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer