Form 10-Q
period 2010-09-30
INDEPENDENT BANK CORP /MI/
filed 2010-11-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	7,515,360

Class	Outstanding at November 4, 2010

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
This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive. The risk factors disclosed in Part I — Item A of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by any new or modified risk factors disclosed in Part II — Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Part I -
Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2010	2009
	(unaudited)
	(in thousands, except share amounts)
Assets
Cash and due from banks	$55,460	$65,214
Interest bearing deposits	378,952	223,522

Cash and Cash Equivalents	434,412	288,736
Trading securities	22	54
Securities available for sale	110,318	164,151
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	26,443	27,854
Loans held for sale, carried at fair value	59,719	34,234
Loans
Commercial	730,520	840,367
Mortgage	680,803	749,298
Installment	261,021	303,366
Payment plan receivables	240,559	406,341

Total Loans	1,912,903	2,299,372
Allowance for loan losses	(71,744)	(81,717)

Net Loans	1,841,159	2,217,655
Other real estate and repossessed assets	44,953	31,534
Property and equipment, net	69,335	72,616
Bank-owned life insurance	47,457	46,514
Other intangibles	9,295	10,260
Capitalized mortgage loan servicing rights	11,667	15,273
Prepaid FDIC deposit insurance assessment	17,313	22,047
Vehicle service contract counterparty receivables, net	33,483	5,419
Accrued income and other assets	31,196	29,017

Total Assets	$2,736,772	$2,965,364

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$362,258	$334,608
Savings and NOW	1,126,089	1,059,840
Retail time	542,514	542,170
Brokered time	347,639	629,150

Total Deposits	2,378,500	2,565,768
Other borrowings	133,213	131,182
Subordinated debentures	50,175	92,888
Vehicle service contract counterparty payables	16,109	21,309
Accrued expenses and other liabilities	33,680	44,356

Total Liabilities	2,611,677	2,855,503

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized
Issued and outstanding:
At September 30, 2010: Series B, 74,426 shares, $1,023 liquidation preference per share	71,566	—
At December 31, 2009: Series A, 72,000 shares, $1,000 liquidation preference per share	—	69,157
Common stock, no par value at September 30, 2010, and $1.00 par value at December 31, 2009—authorized: 500,000,000 shares at September 30, 2010, and 60,000,000 shares at December 31, 2009; issued and outstanding: 7,515,360 shares at September 30, 2010, and 2,402,851 shares at December 31, 2009	250,861	2,386
Capital surplus	—	223,095
Accumulated deficit	(184,961)	(169,098)
Accumulated other comprehensive loss	(12,371)	(15,679)

Total Shareholders’ Equity	125,095	109,861

Total Liabilities and Shareholders’ Equity	$2,736,772	$2,965,364

See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$34,370	$45,290	$110,072	$134,915
Interest on securities
Taxable	509	1,475	2,571	4,913
Tax-exempt	383	841	1,594	2,924
Other investments	425	299	1,186	862

Total Interest Income	35,687	47,905	115,423	143,614

Interest Expense
Deposits	6,737	9,109	22,464	26,468
Other borrowings	1,965	3,537	7,372	12,021

Total Interest Expense	8,702	12,646	29,836	38,489

Net Interest Income	26,985	35,259	85,587	105,125
Provision for loan losses	9,543	22,425	39,237	78,208

Net Interest Income After Provision for Loan Losses	17,442	12,834	46,350	26,917

Non-interest Income
Service charges on deposit accounts	5,516	6,384	16,624	18,212
Net gains (losses) on assets
Mortgage loans	3,829	2,257	8,044	8,800
Securities	(3)	121	1,625	3,787
Other than temporary loss on securities available for sale
Total impairment loss	(316)	—	(434)	(17)
Loss recognized in other comprehensive loss	—	—	—	—

Net impairment loss recognized in earnings	(316)	—	(434)	(17)
VISA check card interchange income	1,625	1,480	4,852	4,395
Mortgage loan servicing	(1,377)	(496)	(2,988)	1,011
Title insurance fees	533	521	1,393	1,862
Gain (loss) on extinguishment of debt	(20)	—	18,066	—
Other income	2,241	2,514	6,177	7,320

Total Non-interest Income	12,028	12,781	53,359	45,370

Non-interest Expense
Compensation and employee benefits	12,806	13,823	39,449	39,728
Vehicle service contract counterparty contingencies	5,968	8,713	14,247	11,728
Loan and collection	3,805	3,628	11,376	10,893
Occupancy, net	2,721	2,602	8,225	8,210
Data processing	1,798	2,146	5,942	6,252
FDIC deposit insurance	1,651	1,729	5,216	5,670
Furniture, fixtures and equipment	1,591	1,727	4,958	5,424
Loss on other real estate and repossessed assets	1,296	3,558	4,879	6,758
Credit card and bank service fees	1,378	1,722	4,553	4,854
Advertising	692	1,335	2,145	4,198
Costs (recoveries) related to unfunded lending commitments	(807)	(140)	(471)	(292)
Other expenses	4,159	4,174	12,839	12,690

Total Non-interest Expense	37,058	45,017	113,358	116,113

Loss Before Income Tax	(7,588)	(19,402)	(13,649)	(43,826)
Income tax benefit	(978)	(1,088)	(1,086)	(1,754)

Net Loss	$(6,610)	$(18,314)	$(12,563)	$(42,072)

Preferred dividends and discount accretion	1,109	1,075	3,299	3,225

Net Loss Applicable to Common Stock	$(7,719)	$(19,389)	$(15,862)	$(45,297)

Net Loss Per Common Share
Basic	$(1.03)	$(8.07)	$(3.71)	$(19.02)
Diluted	(1.03)	(8.07)	(3.71)	(19.02)
Dividends Per Common Share
Declared	$.00	$.01	$.00	$.03
Paid	.00	.01	.00	.03
See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,
	2010	2009
	(unaudited)
	(in thousands)
Net Loss	$(12,563)	$(42,072)

Adjustments to Reconcile Net Loss to Net Cash from (used in) Operating Activities
Proceeds from the sales of trading securities	—	2,827
Proceeds from sales of loans held for sale	306,563	453,956
Disbursements for loans held for sale	(324,004)	(441,533)
Provision for loan losses	39,237	78,208
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(23,060)	(32,140)
Net gains on sales of mortgage loans	(8,044)	(8,800)
Net gains on securities	(1,625)	(3,787)
Securities impairment recognized in earnings	434	17
Net loss on other real estate and repossessed assets	4,879	6,758
Vehicle service contract counterparty contingencies	14,247	11,728
Gain on extinguishment of debt	(18,066)	—
Deferred loan fees	318	(460)
Share based compensation	415	520
(Increase) decrease in accrued income and other assets	309	(1,139)
Increase in accrued expenses and other liabilities	5,528	1,363

	(2,869)	67,518

Net Cash from (used in) Operating Activities	(15,432)	25,446

Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	95,444	33,921
Proceeds from the maturity of securities available for sale	5,320	4,476
Principal payments received on securities available for sale	12,507	21,470
Purchases of securities available for sale	(53,950)	(15,806)
Redemption of Federal Reserve Bank stock	1,411	208
Net decrease in portfolio loans (loans originated, net of principal payments)	271,807	11,976
Proceeds from the collection of vehicle service contract counterparty receivables	9,781	—
Proceeds from the sale of other real estate	13,305	10,198
Capital expenditures	(3,075)	(6,529)

Net Cash from Investing Activities	352,550	59,914

Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	(187,268)	419,355
Net decrease in other borrowings and federal funds purchased	(1,689)	(190,636)
Proceeds from Federal Home Loan Bank advances	33,000	241,524
Payments of Federal Home Loan Bank advances	(29,280)	(431,283)
Net increase (decrease) in vehicle service contract counterparty payables	(5,200)	3,523
Extinguishment of debt, net	(1,005)	—
Dividends paid	—	(3,143)

Net Cash from (used in) Financing Activities	(191,442)	39,340

Net Increase in Cash and Cash Equivalents	145,676	124,700
Cash and Cash Equivalents at Beginning of Period	288,736	57,705

Cash and Cash Equivalents at End of Period	$434,412	$182,405

Cash paid during the period for
Interest	$29,975	$39,231
Income taxes	292	237
Transfer of loans to other real estate	31,603	28,281
Transfer of payment plan receivables to vehicle service contract counterparty receivables	63,991	10,499
Common stock issued for extinguishment of debt	23,502	—
See notes to interim condensed consolidated financial statements (unaudited)

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended
	September 30,
	2010	2009
	(unaudited)
	(in thousands)
Balance at beginning of period	$109,861	$194,877
Net loss	(12,563)	(42,072)
Preferred dividends	(1,076)	(2,700)
Cash dividends declared	—	(721)
Issuance of common stock	23,502	1,194
Share based compensation	415	520
Issuance of Series B preferred stock	69,550	—
Retirement of Series A preferred stock	(69,364)	—
Issuance of common stock warrants	5,041	—
Retirement of common stock warrants	(3,579)	—
Net change in accumulated other comprehensive income, net of related tax effect	3,308	7,243

Balance at end of period	$125,095	$158,341

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2010 and December 31, 2009, and the results of operations for the three and nine-month periods ended September 30, 2010 and 2009. The results of operations for the three and nine-month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities, the determination of the allowance for loan losses, the determination of vehicle service contract payment plan counterparty contingencies, the valuation of derivative financial instruments, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets. Refer to our 2009 Annual Report on Form 10-K for a disclosure of our accounting policies.
2. In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, an amendment to FASB ASC Topic 310 “Receivables”. This ASU is expected to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU will require existing disclosures to be amended to require an entity to provide disclosures about its financing receivables on a more disaggregated basis as well as provide additional disclosures relating to credit quality. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010 for disclosures as of the end of a reporting period and is effective for interim and annual reporting periods beginning on or after December 15, 2010 for disclosures about activity that occurs during a reporting period. This ASU encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
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
3. Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
		(in thousands)
September 30, 2010
U.S. Treasury	$38,062	$4	$—	$38,066
U.S. agency residential mortgage-backed	13,443	522	—	13,965
Private label residential mortgage-backed	19,498	34	3,065	16,467
Obligations of states and political subdivisions	32,400	820	219	33,001
Trust preferred	9,468	246	895	8,819

Total	$112,871	$1,626	$4,179	$110,318

December 31, 2009
U.S. agency residential mortgage-backed	$46,108	$1,500	$86	$47,522
Private label residential mortgage-backed	38,531	97	7,653	30,975
Other asset-backed	5,699	—	194	5,505
Obligations of states and political subdivisions	66,439	1,096	403	67,132
Trust preferred	14,272	456	1,711	13,017

Total	$171,049	$3,149	$10,047	$164,151

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
September 30, 2010
Private label residential mortgage-backed	$—	$—	$15,080	$3,065	$15,080	$3,065
Obligations of states and political subdivisions	4,035	106	2,169	113	6,204	219
Trust preferred	—	—	3,791	895	3,791	895

Total	$4,035	$106	$21,040	$4,073	$25,075	$4,179

December 31, 2009
U.S. agency residential mortgage-backed	$7,310	$86	$—	$—	$7,310	$86
Private label residential mortgage-backed	4,343	112	18,126	7,541	22,469	7,653
Other asset backed	783	3	4,722	191	5,505	194
Obligations of states and political subdivisions	4,236	124	3,960	279	8,196	403
Trust preferred	—	—	7,715	1,711	7,715	1,711

Total	$16,672	$325	$34,523	$9,722	$51,195	$10,047

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
Private label residential mortgage and other asset-backed securities — at September 30, 2010 we had 11 securities whose fair value is less than amortized cost. Eight of the issues are rated by a major rating agency as investment grade while three are below investment grade. During 2009 pricing conditions in the private label residential mortgage and other asset-backed security markets were characterized by sporadic secondary market flow, significant implied liquidity risk discounts, a wide bid / ask spread and an absence of new issuances of similar securities. In the first nine months of 2010, while this market is still “closed” to new issuance, secondary market trading activity increased and appeared to be more orderly than compared to 2009. In addition, many bonds are trading at levels near their economic value with fewer distressed valuations relative to 2009. Prices for many securities have been rising, due in part to negative new supply. This improvement in trading activity is supported by sales of 11 securities with an amortized cost of $14.2 million at a $0.2 million gain during the first quarter of 2010 and an additional seven securities (all of our remaining other asset-backed securities) with an amortized cost of $5.3 million at a $0.1 million gain during the second quarter of 2010.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The unrealized losses, while showing improvement in the aggregate during the first nine months of 2010, are largely attributable to credit spread widening on these securities. The underlying loans within these securities include Jumbo (62%) and Alt A (38%).

	September 30, 2010		December 31, 2009
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(in thousands)
Private label residential mortgage-backed
Jumbo	$10,268	$(1,510)	$21,718	$(5,749)
Alt-A	6,199	(1,521)	9,257	(1,807)

Other asset-backed — Manufactured housing	—	—	5,505	(194)
All of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 29% to 59% (at origination date) of the collateral pool. Typical exposure levels to California (median exposure was 39% at origination date) are consistent with overall market collateral characteristics. Five transactions have modest exposure to Florida, ranging from 5% to 11% (at origination date), and one transaction has modest exposure to Arizona (5% at origination date). The underlying collateral pools do not have meaningful exposure to Nevada, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, eight transactions have concentrations in interest only loans ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (12%), senior (54%), senior support (19%) and mezzanine (15%). The mezzanine classes are from seasoned transactions (74 to 102 months) with significant levels of subordination (8% to 27%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio. Individual security reviews include: external credit ratings, forecasted weighted average life, recent prepayment speeds, underwriting characteristics of the underlying collateral, the structure of the securitization and the credit performance of the underlying collateral. The review of underwriting characteristics considers: average loan size, type of loan (fixed or ARM), vintage, rate, FICO, loan-to-value, scheduled amortization, occupancy, purpose, geographic mix and loan documentation. The review of the securitization structure focuses on the priority of cash flows to the bond, the priority of the bond relative to the realization of credit losses and the level of subordination available to absorb credit losses. The review of credit performance includes: current period as well as cumulative realized losses; the level of severe payment problems, which includes other real estate (ORE), foreclosures, bankruptcy and 90 day delinquencies; and the level of less severe payment problems, which consists of 30 and 60 day delinquencies.
All of these securities are receiving some principal and interest payments. Most of these transactions are passthrough structures, receiving pro rata principal and interest payments from a dedicated collateral pool for loans that are performing. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In addition to the review discussed above, certain securities, including the three securities with a rating below investment grade, were reviewed for OTTI utilizing a cash flow projection. The scope of review included securities that account for 89% of the $3.1 million in gross unrealized losses. The cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions were based on recently observed prepayment rates. More weight was given to longer term historic performance (three to 12 months). Recent prepayment experience has increased somewhat due to an increase in nonconforming loans being refinanced into conventional transactions. In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuance. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates are estimated at 15% to 25% CPR. For fixed rate collateral (one transaction), the prepayment speed is projected to increase modestly given the spread differential between the collateral and the current market rate for conforming mortgages.
Default assumptions are largely based on the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Other considerations include the quality of loan underwriting, recent default experience, realized loss performance and the volume of less severe delinquencies. Default levels generally are projected to remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline, generally beginning in year 3. Current loss severity assumptions are based on recent observations when meaningful data is available. Loss severity is expected to remain elevated for the next three years. Severity is expected to decline beginning in year four as conditions in the housing market are expected to improve. While we have seen modest home price increase recently, housing data remains weak. Except for two securities discussed in further detail below (both are currently below investment grade), our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.
At September 30, 2010 two below investment grade private label residential mortgage-backed securities with fair values of $6.6 million and $0.4 million, respectively and unrealized losses of $0.3 million and zero, respectively (amortized cost of $6.9 million and $0.4 million, respectively) had losses that were considered other than temporary.
The underlying loans in the first transaction are 30 year fixed rate jumbos with an average origination date FICO of 748 and an average origination date loan-to-value ratio of 73%. The loans backing this transaction were originated in 2007 and is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.234 million of credit related OTTI and was recognized in our consolidated statements of operations ($0.118 million, $0.051 million and $0.065 million during the three months ended September 30, 2010, March 31, 2010 and December 31, 2009, respectively). The remaining unrealized loss was attributed to other factors and reflected in other comprehensive income (loss) during those same periods.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The underlying loans in the second transaction are 30 year hybrid ARM jumbos with an average origination date FICO of 740 and an average origination date loan-to-value ratio of 65%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated credit related OTTI of $0.198 million at September 30, 2010. This represented the entire unrealized loss on this security.
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.
Obligations of states and political subdivisions — at September 30, 2010 we had 16 municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues. The majority of the securities are not rated by a major rating agency. Approximately 87% of the non rated securities originally had a AAA credit rating by virtue of bond insurance. However, the insurance provider no longer has an investment grade rating. The remaining non rated issues are small local issues that did not receive a credit rating due to the size of the transaction. The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.
Trust preferred securities — at September 30, 2010 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past two years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. During the first nine months of 2010, although still showing signs of weakness, pricing for all issues improved from the prior year end due to credit spread tightening.
One of the four securities are rated by a major rating agency as investment grade, while one is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other two are non-rated. The two non-rated issues are relatively small banks and neither of these issues were ever rated. The issuers on these trust preferred securities, which had a combined amortized cost of $2.8 million and a combined fair value of $2.3 million as of September 30, 2010, continue to make interest payments and have satisfactory credit metrics.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The following table breaks out our trust preferred securities in further detail as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(in thousands)
Trust preferred securities
Rated issues — no OTTI	$6,488	$(175)	$11,188	$(212)
Unrated issues — no OTTI	2,331	(474)	1,761	(1,044)
Unrated issues — with OTTI	—	—	68	1
As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.
The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Maturing within one year	$40,233	$40,277
Maturing after one year but within five years	7,308	7,604
Maturing after five years but within ten years	10,625	10,842
Maturing after ten years	21,764	21,163

	79,930	79,886
U.S. agency residential mortgage-backed	13,443	13,965
Private label residential mortgage-backed	19,498	16,467

Total	$112,871	$110,318

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(in thousands)
2010	$95,444	$1,878	$221
2009	33,921	2,929	133

(1)	Losses in 2010 and 2009 exclude $0.434 million and $0.017 million of other than temporary impairment, respectively.
During 2010 and 2009 our trading securities consisted of various preferred stocks. During the first nine months of 2010 and 2009 we recognized gains (losses) on trading securities of $(0.032) million and $1.0 million, respectively, that are included in net gains (losses) on assets in the consolidated statements of operations. $(0.032) million and $0.1 million of these amounts, relate to gains (losses) recognized on trading securities still held at each respective period end.
4. Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) amounted to $70.1 million at September 30, 2010, and $109.9 million at December 31, 2009.
Impaired loans are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans with no allocated allowance
TDR	$22,211	$9,059
Non — TDR	3,918	2,995
Impaired loans with an allocated allowance
TDR — allowance based on collateral	27,271	3,552
TDR — allowance based on present value cash flow	84,996	74,287
Non — TDR — allowance based on collateral	31,736	68,032

Total impaired loans	$170,132	$157,925

Amount of allowance for loan losses allocated
TDR — allowance based on collateral	$6,924	$761
TDR — allowance based on present value cash flow	11,453	7,828
Non — TDR — allowance based on collateral	9,400	21,004

Total amount of allowance for lossess allocated	$27,777	$29,593

Our average investment in impaired loans was approximately $168.3 million and $99.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively. Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance. Interest income recognized on impaired loans during the first nine months of 2010 and 2009 was approximately $4.3 million and $1.1 million, respectively, the majority of which was received in cash.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The increase in impaired loans relative to the decrease in Non-performing Loans during the first nine months of 2010 reflects a $38.6 million increase from December 31, 2009 in troubled debt restructured (“TDR”) loans that remain performing at September 30, 2010. The increase in TDR loans is primarily attributed to the restructuring of repayment terms of residential mortgage and commercial loans. TDR loans not already included in Non-performing Loans totaled $110.6 million and $72.0 million at September 30, 2010 and December 31, 2009, respectively.
An analysis of the allowance for loan losses is as follows:

		Nine months ended
		September 30,
	2010		2009
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
		(dollars in thousands)
Balance at beginning of period	$81,717	$1,858	$57,900	$2,144
Additions (deduction)
Provision for loan losses	39,237	—	78,208	—
Recoveries credited to allowance	2,656	—	2,130	—
Loans charged against the allowance	(51,866)	—	(64,528)	—
Additions (deductions) included in non-interest expense	—	(471)	—	(292)

Balance at end of period	$71,744	$1,387	$73,710	$1,852

Net loans charged against the allowance to average Portfolio Loans (annualized)	3.13%		3.41%
5. Comprehensive income (loss) for the three- and nine-month periods ended September 30 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Net loss	$(6,610)	$(18,314)	$(12,563)	$(42,072)
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	1,379	2,455	132	6,456
Change in unrealized losses on securities available for sale for which a portion of other than temporary impairment has been recognized in earnings	399	—	2,693	—
Net change in unrealized loss on derivative instruments, net of related tax effect	(124)	(72)	(51)	787
Reclassification adjustment for accretion on settled derivative instruments	256	—	534	—

Comprehensive loss	$(4,700)	$(15,931)	$(9,255)	$(34,829)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The net change in unrealized loss on securities available for sale reflects net gains reclassified into earnings as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net gain reclassified into earnings	$(314)	$68	$1,223	$2,779
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	—	—	—	—
6. Our reportable segments are based upon legal entities. We currently have two reportable segments: Independent Bank (“IB” or “Bank”) and Mepco Finance Corporation (“Mepco”). These business segments are also differentiated based on the products and services provided. We evaluate performance based principally on net income (loss) of the respective reportable segments.
In the normal course of business, our IB segment provides funding to our Mepco segment through an intercompany line of credit priced at Prime beginning on January 1, 2010 and priced principally based on Brokered certificate of deposit (“CD”) rates prior to that time. Our IB segment also provides certain administrative services to our Mepco segment which reimburses at an agreed upon rate. These intercompany transactions are eliminated upon consolidation. The only other material intersegment balances and transactions are investments in subsidiaries at the parent entities and cash balances on deposit at our IB segment.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30, follows:
As of or for the three months ended September 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(in thousands)
2010
Total assets	$2,434,890	$302,329	$180,828	$(181,275)	$2,736,772
Interest income	27,236	8,451	—	—	35,687
Net interest income	21,258	6,405	(678)	—	26,985
Provision for loan losses	9,598	(55)	—	—	9,543
Income (loss) before income tax	(4,239)	(2,201)	(1,124)	(24)	(7,588)
Net income (loss)	(4,078)	(1,384)	(1,124)	(24)	(6,610)

2009
Total assets	$2,493,478	$465,629	$255,538	$(252,617)	$2,962,028
Interest income	33,274	14,631	—	—	47,905
Net interest income	23,002	13,896	(1,639)	—	35,259
Provision for loan losses	22,427	(2)	—	—	22,425
Income (loss) before income tax	(20,072)	2,405	(1,711)	(24)	(19,402)
Net income (loss)	(18,089)	1,510	(1,711)	(24)	(18,314)

(1)	Total assets include gross payment plan receivables of $0.1 million and $3.1 million at September 30, 2010 and 2009, respectively from customers domiciled in Canada. The amount at September 30, 2010 represents less than 1% of total payment plan receivables outstanding and we anticipate this balance to continue to decline in future periods.

(2)	Includes amounts relating to our parent company and certain insignificant operations.

(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of or for the nine months ended September 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(in thousands)
2010
Total assets	$2,434,890	$302,329	$180,828	$(181,275)	$2,736,772
Interest income	85,367	30,056	—	—	115,423
Net interest income	66,286	23,101	(3,800)	—	85,587
Provision for loan losses	39,529	(292)	—	—	39,237
Income (loss) before income tax	(26,143)	(377)	12,942 (4)	(71)	(13,649)
Net income (loss)	(25,196)	(238)	12,942	(71)	(12,563)

2009
Total assets	$2,493,478	$465,629	$255,538	$(252,617)	$2,962,028
Interest income	104,281	39,333	—	—	143,614
Net interest income	73,217	36,914	(5,006)	—	105,125
Provision for loan losses	77,901	307	—	—	78,208
Income (loss) before income tax	(55,769)	17,449	(5,435)	(71)	(43,826)
Net income (loss)	(47,656)	11,090	(5,722)	216	(42,072)

(1)	Total assets include gross payment plan receivables of $0.1 million and $3.1 million at September 30, 2010 and 2009, respectively from customers domiciled in Canada. The amount at September 30, 2010 represents less than 1% of total finance receivables outstanding and we anticipate this balance to continue to decline further in future periods.

(2)	Includes amounts relating to our parent company and certain insignificant operations.

(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

(4)	Includes parent company’s $18.1 million gain on extinguishment of debt.
7. Basic loss per share includes weighted average common shares outstanding during the period and participating share awards. Diluted loss per share excludes the dilutive effect of additional potential common shares to be issued upon the conversion of convertible preferred stock, exercise of common stock warrants, exercise of stock options and stock units for a deferred compensation plan for non-employee directors as they would be anti-dilutive.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30 follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net loss applicable to common stock	$(7,719)	$(19,389)	$(15,862)	$(45,297)

Weighted average shares outstanding(2)	7,513	2,403	4,275	2,381
Effect of convertible preferred stock	48,887	—	30,085	—
Stock units for deferred compensation plan for non- employee directors	7	7	7	7

Shares outstanding for calculation of diluted earnings per share(1)	56,407	2,410	34,367	2,388

Net income (loss) per common share
Basic	$(1.03)	$(8.07)	$(3.71)	$(19.02)
Diluted(1)	(1.03)	(8.07)	(3.71)	(19.02)

(1)	For any period in which a loss is recorded, the assumed conversion of convertible preferred stock, assumed exercise of common stock warrants, assumed exercise of stock options and stock units for deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.

(2)	Shares outstanding have been adjusted for a 1 for 10 reverse stock split in 2010.
Weighted average stock options outstanding that were anti-dilutive totaled 0.1 million and 0.2 million for the three-months ended September 30, 2010 and 2009, respectively. During the nine-month periods ended September 30, 2010 and 2009, weighted-average anti-dilutive stock options totaled 0.1 million and 0.2 million, respectively.
8. We are required to record derivatives on the balance sheet as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2010
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$20,000	3.0	$(1,790)
Interest-rate cap agreements	5,000	0.8	—

	$25,000	2.6	$(1,790)

No hedge designation
Interest-rate cap agreements	$25,000	0.2	$—
Rate-lock mortgage loan commitments	66,018	0.1	1,584
Mandatory commitments to sell mortgage loans	123,040	0.1	(460)

Total	$214,058	0.1	$1,124

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
Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings. Unrecognized premiums from interest rate caps aggregated to $0.02 million and $0.1 million at September 30, 2010 and December 31, 2009, respectively.
We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities. On an ongoing basis, we adjust our balance sheet to reflect the then current fair value of Cash Flow Hedges. The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings. It is anticipated that approximately $0.8 million, of unrealized losses on Cash Flow Hedges at September 30, 2010 will be reclassified to earnings over the next twelve months. To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense. The maximum term of any Cash Flow Hedge at September 30, 2010 is 4.3 years.
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
The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
     Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2010		2009		2010		2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
				(in thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$1,790	Other liabilities	$2,328
Interest-rate cap agreements	Other assets	$—		$—	Other liabilities	—	Other liabilities	1

Total		—		—		1,790		2,329

Derivatives not designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	—	Other liabilities	1,930
Rate-lock mortgage loan commitments	Other assets	1,584	Other assets	217
Mandatory commitments to sell mortgage loans	Other assets	—	Other assets	715	Other liabilities	460		—

Total		1,584		932		460		1,930

Total derivatives		$1,584		$932		$2,250		$4,259

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)
	2010	2009	Portion)	2010	2009	in Income (1)	2010	2009
				(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$773	$703	Interest expense	$(583)	$(892)
Interest-rate cap agreements	24	154	Interest expense	(12)	(77)	Interest expense	$—	$8

Total	$797	$857		$(595)	$(969)		$—	$8

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$—	$(58)
Interest-rate cap agreements						Interest expense	—	(208)
Rate-lock mortgage loan commitments						Mortgage loan gains	593	92
Mandatory commitments to sell mortgage loans						Mortgage loan gains	195	(1,287)

Total							$788	$(1,461)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from	Gain (Loss)
	Gain		Accumulated	Reclassified from
	Recognized in		Other	Accumulated Other
	Other		Comprehensive	Comprehensive
	Comprehensive		Income into	Income		Location of	Gain (Loss)
	Income		Income	into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income(1)
	2010	2009	Portion)	2010	2009	in Income (1)	2010	2009
	(in thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$2,744	$2,952	Interest expense	$(2,084)	$(2,109)
Interest-rate cap agreements	164	735	Interest expense	(82)	(369)	Interest expense	$2	$5

Total	$2,908	$3,687		$(2,166)	$(2,478)		$2	$5

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$409	$(192)
Interest-rate cap agreements						Interest expense	—	(202)
Rate-lock mortgage loan commitments						Mortgage loan gains	1,367	(169)
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(1,175)	248

Total							$601	$(315)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
9. Intangible assets, net of amortization, were comprised of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)
Amortized intangible assets - Core deposit	$31,326	$22,031	$31,326	$21,066

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization of intangibles has been estimated through 2015 and thereafter in the following table.

(in thousands)
Three months ended December 31, 2010	$315
Year ending December 31:
2011	1,371
2012	1,088
2013	1,078
2014	801
2015 and thereafter	4,642

Total	$9,295

10. We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.09 million shares of common stock as of September 30, 2010. Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
During the first quarter of 2010 we completed a stock option exchange program under which eligible employees were able to exchange certain stock options for a lesser amount of new stock options. Pursuant to this stock option exchange program, 0.05 million stock options were exchanged for 0.01 million new stock options. The new stock options granted have an exercise price equal to the market value on the date of grant, generally vest over a one year period and have the same expiration dates as the options exchanged which ranged from 1.2 years to 7.2 years. The new options had a value substantially equal to the value of the options exchanged.
We also granted, pursuant to our performance-based compensation plans, 0.03 million stock options to our officers on January 30, 2009. The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant. We use the Black Scholes option pricing model to measure compensation cost for stock options. We also estimate expected forfeitures over the vesting period.
Total compensation cost recognized for stock option and restricted stock grants was $0.1 million and $0.4 million during the three and nine month periods ended September 30, 2010, respectively and was $0.2 million and $0.5 million during the same periods in 2009, respectively. The corresponding tax benefit relating to this expense was zero for all of these periods.
At September 30, 2010, the total expected compensation cost related to non-vested stock option and restricted stock awards not yet recognized was $1.2 million. The weighted-average period over which this amount will be recognized is 2.0 years.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of outstanding stock option grants and transactions follows:

	Nine-months ended September 30, 2010
			Weighted-
			Average
			Remaining	Aggregated
		Average Exercise	Contractual Term	Intrinsic Value (in
	Number of Shares	Price	(years)	thousands)
Outstanding at January 1, 2010	109,878	$131.89
Granted	9,994	7.00
Exercised	—	—
Exchanged	(54,724)	208.60
Expired	(8,896)	83.38

Outstanding at September 30, 2010	56,252	$42.76	5.42	$0

Vested and expected to vest at September 30, 2010	55,735	$43.02	5.40	$0

Exercisable at September 30, 2010	26,257	$76.82	3.69	$0

A summary of non-vested restricted stock and transactions follows:

	2010
		Weighted
		Average Grant Date
	Number of Shares	Fair Value
Outstanding at January 1, 2010	26,251	$92.69
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2010	26,251	$92.69

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2010 follows:

Expected dividend yield	0.33%
Risk-free interest rate	2.10
Expected life (in years)	4.60
Expected volatility	91.77%
Per share weighted-average fair value	$4.97
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
There were no stock option exercises during the nine month periods ending September 30, 2010 and 2009, respectively.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. At both September 30, 2010 and December 31, 2009 we had approximately $2.0 million of gross unrecognized tax benefits. If recognized, the entire amount of unrecognized tax benefits, net of $0.5 million federal tax on state benefits, would affect our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2010.
As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets. Accordingly, we are not recognizing much income tax expense (benefit) related to any income (loss) before income tax. The income tax benefit was $1.0 million and $1.1 million for the three month periods ending September 30, 2010 and 2009, respectively and $1.1 million and $1.8 million for the nine month periods ending September 30, 2010 and 2009, respectively. The benefit recognized during each of these periods was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.
Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax expense (benefit) for the current year. For the three month periods ending September 30, 2010 and 2009 this resulted in an income tax benefit of $0.9 million and $1.6 million, respectively. For the nine month periods ending September 30, 2010 and 2009 this resulted in an income tax benefit of $1.0 million and $3.1 million, respectively.
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
In December 2009, the Board of Directors of Independent Bank Corporation adopted resolutions (as subsequently amended) that impose the following restrictions:
•	We will not pay dividends on our outstanding common stock or the outstanding preferred stock held by the U.S. Department of the Treasury (“UST”) and we will not pay distributions on our outstanding trust preferred securities without, in each case, the prior written approval of the Federal Reserve Bank (“FRB”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”);

•	We will not incur or guarantee any additional indebtedness without the prior approval of the FRB;

•	We will not repurchase or redeem any of our common stock without the prior approval of the FRB; and

•	We will not rescind or materially modify any of these limitations without notice to the FRB and the OFIR.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In December 2009, the Board of Directors of Independent Bank, our subsidiary bank, adopted resolutions (as subsequently amended) designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:
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
The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s condition and operations that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a memorandum of understanding or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above in the very near future and if our financial condition and performance do not otherwise materially improve, we may face additional regulatory scrutiny and restrictions in the form of a memorandum of understanding or similar undertaking imposed by the regulators.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2010 and December 31, 2009 categorized our bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent FDIC categorization.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
September 30, 2010
Total capital to risk-weighted assets
Consolidated	$198,620	10.70%	$148,432	8.00%	NA	NA
Independent Bank	197,683	10.65	148,468	8.00	$185,585	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$171,981	9.27%	$74,216	4.00%	NA	NA
Independent Bank	173,868	9.37	74,234	4.00	$111,351	6.00%

Tier 1 capital to average assets
Consolidated	$171,981	6.28%	$109,585	4.00%	NA	NA
Independent Bank	173,868	6.35	109,607	4.00	$137,009	5.00%

December 31, 2009
Total capital to risk-weighted assets
Consolidated	$233,166	10.58%	$176,333	8.00%	NA	NA
Independent Bank	228,128	10.36	176,173	8.00	$220,216	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$156,702	7.11%	$88,166	4.00%	NA	NA
Independent Bank	199,909	9.08	88,086	4.00	$132,130	6.00%

Tier 1 capital to average assets
Consolidated	$156,702	5.27%	$119,045	4.00%	NA	NA
Independent Bank	199,909	6.72	118,909	4.00	$148,636	5.00%

NA —       Not applicable

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total shareholders’ equity	$125,095	$109,861	$173,883	$196,416
Add (deduct)
Qualifying trust preferred securities	45,838	41,880	—	—
Accumulated other comprehensive loss	12,371	15,679	11,307	14,208
Intangible assets	(9,295)	(10,260)	(9,294)	(10,257)
Disallowed capitalized mortgage loan servicing rights	(1,015)	(559)	(1,015)	(559)
Disallowed deferred tax assets	(1,062)	—	(1,062)	—
Other	49	101	49	101

Tier 1 capital	171,981	156,702	173,868	199,909
Qualifying trust preferred securities	2,830	48,220	—	—
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	23,809	28,244	23,815	28,219

Total risk-based capital	$198,620	$233,166	$197,683	$228,128

In January 2010, we adopted a Capital Restoration Plan (the “Capital Plan”), as required by the Board resolutions adopted in December 2009, and described above, and submitted such Capital Plan to the FRB and the OFIR.
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). As of September 30, 2010, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Set forth below are the actual capital ratios of our subsidiary bank as of September 30, 2010, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent	Minimum Ratios
	Bank – Actual at	Established by our	Ratios Required to
	9/30/10	Board	be Well-Capitalized
Total capital to risk weighted assets	10.65%	11.0%	10.0%
Tier 1 capital to average assets	6.35	8.0	5.0
Our Capital Plan (as modified during 2010) sets forth an objective of achieving these minimum capital ratios as soon as practicable and maintaining such capital ratios through at least the end of 2012.
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy. At September 30, 2010, Level 1 securities included U.S. Treasury securities included in our available for sale portfolio and certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets. A trust preferred security included in our available for sale portfolio and classified as Level 1 at December 31, 2009 was sold during the first quarter of 2010. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency and private label residential mortgage-backed securities, other asset-backed securities, municipal securities and trust preferred securities. Level 3 securities at December 31, 2009 consisted of certain private label residential mortgage-backed and other asset-backed securities whose fair values were estimated using an internal discounted cash flow analysis. At December 31, 2009, the underlying loans within these securities included Jumbo (60%), Alt A (25%) and manufactured housing (15%). Except for the discount rate, the inputs used in this analysis could generally be verified and did not involve judgment by management. The discount rate used (an unobservable input) was established using a multifactored matrix whose base rate was the yield on agency mortgage-backed securities. The analysis added a spread to this base rate based on several credit related factors, including vintage, product, payment priority, credit rating and non performing asset coverage ratio. The add-on for vintage ranged from zero for transactions backed by loans originated before 2003 to 0.525% for the 2007 vintage. Product adjustments to the discount rate were: 0.05% to 0.20% for jumbo, 0.35% to 2.575% for Alt-A, and 3.00% for manufactured housing. Adjustments for payment priority were -0.25% for super seniors, zero for seniors, 1.00% for senior supports and 3.00% for mezzanine securities. The add-on for credit rating ranged from zero for AAA securities to 5.00% for ratings below investment grade. The discount rate for subordination coverage of nonperforming loans ranged from zero for structures with a coverage ratio of more than 10 times to 10.00% if the coverage ratio declined to less than 0.5 times. The discount rate calculation had a minimum add on rate of 0.25%. These discount rate adjustments were reviewed for reasonableness and considered trends in mortgage market credit metrics by product and vintage. The discount rates calculated in this manner were intended to differentiate investments by risk characteristics. Using this approach, discount rates ranged from 4.11% to 16.64%, with a weighted average rate of 8.91% and a median rate of 7.99%. The assumptions used reflected what we believed market participants would use in pricing these assets. See discussion below regarding transfer of these securities from Level 3 to Level 2 pricing during the first quarter of 2010.
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
Impaired loans with specific loss allocations based on collateral value: From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.
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
		(in thousands)
September 30, 2010:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$22	$22	$—	$—
Securities available for sale
U.S. Treasury	38,066	38,066	—	—
U.S. agency residential mortgage-backed	13,965	—	13,965	—
Private label residential mortgage-backed	16,467	—	16,467	—
Obligations of states and political subdivisions	33,001	—	33,001	—
Trust preferred	8,819	—	8,819	—
Loans held for sale	59,719	—	59,719	—
Derivatives (1)	1,584	—	1,584	—
Liabilities
Derivatives (2)	2,250	—	2,250	—
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	11,552	—	—	11,552
Impaired loans (4)	42,683	—	—	42,683
Other real estate (5)	10,410	—	—	10,410

December 31, 2009:

Measured at Fair Value on a Recurring basis:
Assets
Trading securities	$54	$54	$—	$—
Securities available for sale
U.S. agency residential mortgage-backed	47,522	—	47,522
Private label residential mortgage-backed	30,975	—	—	30,975
Other asset-backed	5,505	—	—	5,505
Obligations of states and political subdivisions	67,132	—	67,132	—
Trust preferred	13,017	612	12,405	—
Loans held for sale	34,234	2,200	32,034	—
Derivatives (1)	932	—	932	—
Liabilities
Derivatives (2)	4,259	—	4,259	—
Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,599	—	—	9,599
Impaired loans (4)	49,819	—	—	49,819
Other real estate (5)	10,497	—	—	10,497

(1)	Included in accrued income and other assets

(2)	Included in accrued expenses and other liabilities

(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.

(4)	Only includes impaired loans with specific loss allocations based on collateral value.

(5)	Only includes other real estate with subsequent write downs to fair value.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Nine-Month
Periods Ended September 30 for items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2010			2009
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(in thousands)
Trading securities	$(32)		$(32)	$991		$991
Loans held for sale		$1,155	1,155		$171	171
For those items measured at fair value pursuant to election of the fair value option, interest income is recorded within the consolidated statements of operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends declared.
The following represent impairment charges recognized during the nine month period ended September 30, 2010 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value had a carrying amount of $11.6 million which is net of a valuation allowance of $6.0 million at September 30, 2010 and had a carrying amount of $9.6 million which is net of a valuation allowance of $2.3 million at December 31, 2009. A recovery (charge) of $(1.3) million and $(3.7) million was included in our results of operations for the three and nine month periods ending September 30, 2010, respectively and $(0.8) million and $1.5 million during the same periods in 2009.

•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $59.0 million, with a valuation allowance of $16.3 million at September 30, 2010 and had a carrying amount of $71.6 million, with a valuation allowance of $21.8 million at December 31, 2009. An additional provision for loan losses relating to impaired loans of $3.4 million and $11.5 million was included in our results of operations for the three and nine month periods ending September 30, 2010, respectively and $9.0 million and $28.5 million during the same periods in 2009.

•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $10.4 million which is net of a valuation allowance of $7.1 million at September 30, 2010 and a carrying amount of $10.5 million which is net of a valuation allowance of $6.5 million at December 31, 2009. An additional charge of $1.2 million and $4.6 million was included in our results of operations during the three and nine month periods ended September 30, 2010, respectively and $3.5 million and $6.7 million during the same periods in 2009.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, follows:

	Securities Available for Sale
	2010	2009
	(in thousands)
Beginning balance	$36,480	$—
Total gains (losses) realized and unrealized:
Included in results of operations	132	13
Included in other comprehensive income	1,713	195
Purchases, issuances, settlements, maturities and calls	(16,940)	(7,823)
Transfers in and/or out of Level 3	(21,385)	47,381

Ending balance	$—	$39,766

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30	$0	$0

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

			Contractual
	Aggregate Fair Value	Difference	Principal
	(in thousands)
Loans held for sale
September 30, 2010	$59,719	$1,432	$58,287
December 31, 2009	34,234	278	33,956
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated fair values and recorded book balances follow:

	September 30, 2010		December 31, 2009
	Recorded		Recorded
	Book	Estimated	Book	Estimated
	Balance	Fair Value	Balance	Fair Value
	(in thousands)
Assets
Cash and due from banks	$55,500	$55,500	$65,200	$65,200
Interest bearing deposits	379,000	379,000	223,500	223,500
Trading securities	20	20	50	50
Securities available for sale	110,300	110,300	164,200	164,200
Federal Home Loan Bank and Federal Reserve Bank Stock	26,400	NA	27,900	NA
Net loans and loans held for sale	1,900,900	1,846,800	2,251,900	2,178,000
Accrued interest receivable	7,500	7,500	8,900	8,900
Derivative financial instruments	1,600	1,600	900	900

Liabilities
Deposits with no stated maturity	$1,488,300	$1,488,300	$1,394,400	$1,394,400
Deposits with stated maturity	890,200	903,500	1,171,300	1,183,200
Other borrowings	133,200	138,400	131,200	136,300
Subordinated debentures	50,200	18,600	92,900	46,500
Accrued interest payable	4,400	4,400	4,500	4,500
Derivative financial instruments	2,300	2,300	4,300	4,300
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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
We recorded an expense of $6.0 million and $14.2 million for vehicle service contract payment plan counterparty contingencies in the third quarter and first nine months of 2010, respectively, compared to $8.7 million and $11.7 million, respectively, for the comparable periods in 2009. Our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in 2010 and 2009.
In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010. Mepco continues to actively work to reduce its credit exposure to this counterparty. The amount of payment plan receivables purchased from this counterparty and outstanding at September 30, 2010 totaled approximately $54.0 million (compared to $206.1 million at December 31, 2009). In addition, as of September 30, 2010, this counterparty owed Mepco $45.6 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco had purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the last half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During the first nine months of 2010 this reserve was increased by $2.5 million, to $21.5 million as of September 30, 2010. We currently believe this reserve is adequate given a review of all relevant factors.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net payment plan receivables totaled $240.6 million (or approximately 8.8% of total assets) and $406.3 million (or approximately 13.7% of total assets) at September 30, 2010 and December 31, 2009, respectively. We expect that the amount of total payment plan receivables will decline at a more moderate pace during the remainder of 2010. This decline in payment plan receivables has adversely impacted our net interest income and net interest margin.
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
On April 2, 2010, we entered into an exchange agreement with the UST pursuant to which the UST agreed to exchange all 72,000 shares of the our Series A Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), beneficially owned and held by the UST, plus accrued and unpaid dividends on such Series A Preferred Stock, for shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”). As part of the terms of the exchange agreement, we also agreed to amend and restate the terms of the warrant, dated December 12, 2008, issued to the UST to purchase 346,154 shares of our common stock.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On April 16, 2010, we closed the transactions described in the exchange agreement and we issued to the UST (1) 74,426 shares of our Series B Preferred Stock and (2) an Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share (the “Amended Warrant”) for all of the 72,000 shares of Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued dividends on such Series A Preferred Stock.
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
If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “Conversion Rate.” This Conversion Rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of September 30, 2010, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 8.8 million shares of our common stock.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $1.7 million at September 30, 2010 or $23 per share.
The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.
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
In April of 2010, we commenced an offer to exchange up to 18.0 million newly issued shares of our common stock for properly tendered and accepted trust preferred securities issued by IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I (the “Exchange Offer”). The Exchange Offer expired at 11:59 p.m., Eastern time, on June 22, 2010. We accepted for exchange 1,657,255 shares ($41.4 million aggregate liquidation amount) of the trust preferred securities issued by IBC Capital Finance II, which were validly tendered and not withdrawn as of the expiration date for the Exchange Offer. No shares of the trust preferred securities issued by IBC Capital Finance III, IBC Capital Finance IV, or Midwest Guaranty Trust I were tendered.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We issued 5,109,125 shares of common stock at a price of $4.60 per share in exchange for the validly tendered trust preferred securities issued by IBC Capital Finance II (including $2.3 million of accrued and unpaid interest) and recorded a gain of $18.1 million which is included in our consolidated statements of operations as “Gain on extinguishment of debt”. This gain was net of expenses paid totaling approximately $1.0 million for dealer-manager fees, legal fees, accounting fees and other related costs as well as the pro rata write off of previously capitalized issue costs of $1.2 million.
Effective as of April 9, 2010, we amended our articles of incorporation to delete any reference to par value with respect to our common stock, which previously had a par value of $1.00 per share. The amendment was approved by our board on April 6, 2010, pursuant to the authority granted it under Sections 301a and 611(2) of the Michigan Business Corporation Act. As a result, we reclassified all amounts in capital surplus to common stock on our Consolidated Statement of Financial Condition.
On April 27, 2010, at our annual meeting of shareholders, our shareholders also approved an amendment to our Articles of Incorporation that allowed us to effect a 1-for-10 reverse stock split. We effected this reverse stock split on August 31, 2010. All common share and per share amounts have been adjusted to reflect the reverse stock split.

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
If we are not successful in restoring our capital levels through the implementation of our Capital Plan, we believe our bank may not be able to remain well-capitalized throughout 2011, as we work through our asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to a regulatory enforcement action, a potential loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, an inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.
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
It is against this backdrop that we discuss our results of operations and financial condition for the third quarter and first nine months of 2010 as compared to earlier periods.
Results of Operations
Summary. We recorded a net loss of $6.6 million and $18.3 million and a net loss applicable to common stock of $7.7 million and $19.4 million during the three months ended September 30, 2010 and 2009, respectively. The improvement in 2010 is primarily due to a decrease in the provision for loan losses and non-interest expenses that were partially offset by decreases in net interest income and mortgage loan servicing income.
We incurred a net loss of $12.6 million and $42.1 million and a net loss applicable to common stock of $15.9 million and $45.3 million during the nine months ended September 30, 2010 and 2009, respectively. The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods and in addition, the first nine months of 2010 included an $18.1 million gain on the extinguishment of debt that was recorded in June 2010.
     Key performance ratios

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss (annualized) to(1)
Average assets	(1.11)%	(2.59)%	(0.75)%	(2.03)%
Average equity	(60.51)	(73.46)	(58.95)	(53.32)

Net loss per common share(1)
Basic	$(1.03)	$(8.07)	$(3.71)	$(19.02)
Diluted	(1.03)	(8.07)	(3.71)	(19.02)

(1)	These amounts are calculated using net loss applicable to common stock.
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

Net interest income decreased by 23.5% to $27.0 million and by 18.6% to $85.6 million, respectively, during the three- and nine-month periods in 2010 compared to 2009. These decreases reflect declines in our net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as in our average interest-earning assets. The decline in the net interest margin primarily reflects a decrease in the yield on interest earning assets principally due to a change in the mix of interest-earning assets with a declining level of higher yielding loans and an increasing level of lower yielding short-term investments, as described in more detail below. The change in asset mix reflects our strategy to preserve our regulatory capital levels by reducing loan balances that have higher risk weightings for regulatory capital purposes.
Beginning in the last half of 2009 and continuing throughout the first nine months of 2010, we have maintained a high level of lower-yielding interest bearing cash balances to augment our liquidity in response to our difficult financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing our subsidiary, Mepco Finance Corporation (“Mepco”) (see “Noninterest expense”), we expect the balance of payment plan receivables to decline by approximately 40% to 50% in 2010 (such payment plan receivables declined by $165.8 million, or 40.8%, during the first nine months of 2010, which represents a 54.4% annualized rate). These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13%. The combination of these two items (an increase in the level of lower-yielding interest bearing cash balances and a decrease in the level of higher-yielding payment plan receivables) has had (in the third quarter and first nine months of 2010) and is expected to continue to have an adverse impact on our 2010 net interest income and net interest margin.
The current interest rate environment (lower short-term interest rates and a steeper yield curve) has exacerbated the adverse impact of maintaining a high level of liquidity.
Our net interest income is also impacted by our level of non-accrual loans. In the third quarter and first nine months of 2010 non-accrual loans averaged $80.8 million and $91.9 million, respectively, compared to $119.5 million and $122.8 million, respectively, for the same periods in 2009. In the third quarter of 2010 we recorded a net recovery of $0.1 million of interest income related to non-accrual loans as interest recovered on such loans exceeded interest reversed during the quarter on loans placed on non-accrual. We reversed a net of $0.4 million of interest income in the third quarter of 2009. We reversed a net of $0.1 million and $2.0 million, respectively, of interest income related to non-accrual loans during the first nine months of 2010 and 2009, respectively.

Average Balances and Rates

	Three Months Ended
	September 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
	(dollars in thousands)
Assets (1)
Taxable loans	$2,012,966	$34,269	6.77%	$2,464,183	$45,190	7.29%
Tax-exempt loans (2)	9,398	101	4.26	7,931	100	5.00
Taxable securities	76,935	509	2.62	110,929	1,475	5.28
Tax-exempt securities (2)	35,441	383	4.29	81,099	841	4.11
Cash – interest bearing	358,183	260	0.29	68,373	29	0.17
Other investments	26,443	165	2.48	28,087	270	3.81

Interest Earning Assets	2,519,366	35,687	5.63	2,760,602	47,905	6.90

Cash and due from banks	53,518			57,133
Other assets, net	173,850			157,309

Total Assets	$2,746,734			$2,975,044

Liabilities
Savings and NOW	$1,092,202	648	0.24	$1,009,110	1,403	0.55
Time deposits	938,930	6,089	2.57	1,096,644	7,706	2.79
Other borrowings	183,589	1,965	4.25	287,025	3,537	4.89

Interest Bearing Liabilities	2,214,721	8,702	1.56	2,392,779	12,646	2.10

Demand deposits	361,517			326,246
Other liabilities	48,905			82,432
Shareholders’ equity	121,591			173,587

Total liabilities and shareholders’ equity	$2,746,734			$2,975,044

Net Interest Income		$26,985			$35,259

Net Interest Income as a Percent of Earning Assets			4.26%			5.08%

(1)	All domestic, except for $0.2 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.

(3)	Annualized.

Average Balances and Rates

	Nine Months Ended
	September 30,
	2010			2009
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
	(dollars in thousands)
Assets (1)
Taxable loans	$2,126,705	$109,760	6.90%	$2,490,900	$134,647	7.22%
Tax-exempt loans (2)	9,795	312	4.26	8,442	268	4.24
Taxable securities	86,830	2,571	3.96	114,608	4,913	5.73
Tax-exempt securities (2)	49,516	1,594	4.30	90,843	2,924	4.30
Cash – interest bearing	319,548	609	0.25	31,467	40	0.17
Other investments	27,094	577	2.85	28,454	822	3.86

Interest Earning Assets	2,619,488	115,423	5.89	2,764,714	143,614	6.94

Cash and due from banks	53,742			55,871
Other assets, net	160,960			158,753

Total Assets	$2,834,190			$2,979,338

Liabilities
Savings and NOW	$1,088,437	2,181	0.27	$976,571	4,477	0.61
Time deposits	1,028,119	20,283	2.64	977,943	21,991	3.01
Other borrowings	212,901	7,372	4.63	443,895	12,021	3.62

Interest Bearing Liabilities	2,329,457	29,836	1.71	2,398,409	38,489	2.15

Demand deposits	343,340			318,633
Other liabilities	55,486			80,010
Shareholders’ equity	105,907			182,286

Total liabilities and shareholders’ equity	$2,834,190			$2,979,338

Net Interest Income		$85,587			$105,125

Net Interest Income as a Percent of Earning Assets			4.37%			5.08%

(1)	All domestic, except for $0.5 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.

(3)	Annualized.
Provision for loan losses. The provision for loan losses was $9.5 million and $22.4 million during the three months ended September 30, 2010 and 2009, respectively. During the nine-month periods ended September 30, 2010 and 2009, the provision was $39.2 million and $78.2 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. The decrease in the provision for loan losses in the third quarter and first nine months of 2010 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs. See

“Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2010.
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
Non-interest income totaled $12.0 million during the three months ended September 30, 2010, a $0.8 million decrease from the comparable period in 2009. This decrease was primarily due to declines in service charges on deposit accounts and other non-interest income as well as an increased loss from mortgage loan servicing. These changes were partially offset by increases in net gains on mortgage loans as well as income from VISA check card interchange and bank owned life insurance. For the first nine months of 2010 non-interest income totaled $53.4 million, an $8.0 million increase from the comparable period in 2009. The year to date increase is primarily due to an $18.1 million gain on the extinguishment of debt recorded in June 2010. This change was partially offset by declines in service charges on deposit accounts, net gains on mortgage loan sales and other non-interest income as well as a loss recorded on mortgage loan servicing in 2010 due to impairment charges on capitalized mortgage loan servicing rights.
Non-Interest Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Service charges on deposit accounts	$5,516	$6,384	$16,624	$18,212
Net gains (losses) on assets:
Mortgage loans	3,829	2,257	8,044	8,800
Securities	(3)	121	1,625	3,787
Other than temporary loss on securities available for sale:
Total impairment loss	(316)	—	(434)	(17)
Recognized in other comprehensive loss	—	—	—	—

Net impairment loss in earnings	(316)	—	(434)	(17)
VISA check card interchange income	1,625	1,480	4,852	4,395
Mortgage loan servicing	(1,377)	(496)	(2,988)	1,011
Mutual fund and annuity commissions	506	498	1,304	1,490
Bank owned life insurance	502	387	1,453	1,143
Title insurance fees	533	521	1,393	1,862
Gain (loss) on extinguishment of debt	(20)	—	18,066	—
Other	1,233	1,629	3,420	4,687

Total non-interest income	$12,028	$12,781	$53,359	$45,370

Service charges on deposit accounts declined during the three- and nine-month periods ended September 30, 2010, respectively, from the comparable periods in 2009. The decrease in such service charges principally relates to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees because of the current challenging economic conditions as well as the impact of recent legislation on such fees. In late 2009, the Federal Reserve adopted rules that require a written opt-in from customers before a bank can assess overdraft fees on ATM or debit card transactions. These rules were effective for new customers on July 1, 2010 and for existing customers on August 15, 2010. This legislation has had an adverse impact on our level of service charges on deposits accounts. At the present time, based on customer opt-in levels, we are estimating an approximate 10% decline (as compared to 2009 levels) in service charges on deposits on an annualized basis as a result of this legislation.
Net gains on the sale of mortgage loans increased on a quarterly comparative basis but declined on a year-to-date comparative basis. The changes in these gains correlate to our volumes of mortgage loan originations, loan sales and commitments to originate mortgage loans that are held for sale as detailed in the table below. During the third quarter of 2010, mortgage loan interest rates declined to record low levels resulting in a surge in refinancing activity. The first nine months of 2009 also reflected a significant amount of refinancing activity resulting from generally lower mortgage loan interest rates during that time period.
     Mortgage Loan Activity

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(dollars in thousands)
Mortgage loans originated	$153,920	$110,229	$337,827	$461,764
Mortgage loans sold	124,383	144,518	299,674	445,327
Mortgage loans sold with servicing rights released	20,411	20,676	53,022	35,279
Net gains on the sale of mortgage loans	3,829	2,257	8,044	8,800
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.08%	1.56%	2.68%	1.98%
Fair value adjustments included in the Loan Sales Margin	0.83	(0.51)	0.45	0.06
The increase in the Loan Sales Margin in 2010 as compared to 2009 is primarily due to the impact of fair value adjustments related to an increased level of loans held for sale and commitments to originate loans held for sale at September 30, 2010.
The volume of loans sold is dependent upon our ability to originate mortgage loans as well as the demand for fixed-rate obligations and other loans that we choose to not put into portfolio because of our established interest-rate risk parameters. (See “Portfolio Loans and asset quality.”) Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates.
We incurred net securities losses of $0.3 million during the three months ended September 30, 2010, compared to net securities gains of $0.1 million for the comparable period in 2009. The third quarter 2010 net securities losses were primarily due to other than temporary impairment charges. (See “Securities” below.) The third quarter 2009 net securities gains were primarily due to the sale of municipal securities. The sale of securities generally reflects our process of selectively deleveraging the balance sheet over the past two years in order to preserve regulatory capital ratios and augment liquidity.
Net securities gains totaled $1.2 million during the first nine months of 2010, compared to $3.8 million for the comparable period in 2009. The 2010 net securities gains were primarily due to the sale of municipal and residential mortgage-backed investment securities that were partially offset by $0.4 million of other than temporary impairment charges. (See “Securities” below.) The 2009 net securities gains were primarily due to increases in the fair value and gains on the sale of Bank of America preferred stock. We sold all of this preferred stock in June 2009.
VISA check card interchange income increased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009. These results are principally attributable to a rise in the frequency of use of our VISA check card product by our customers. As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. Debit card issuers with less than $10 billion in assets are exempt from this provision. As a result, the impact on our future levels of VISA check card interchange income is not presently known.
Mortgage loan servicing generated a loss of $1.4 million and $3.0 million in the third quarter and first nine months of 2010, respectively, compared to a loss of $0.5 million and income of $1.0 million in the corresponding periods of 2009, respectively. These variances are primarily due to changes in the impairment reserve on, and the amortization of, capitalized mortgage loan servicing rights. The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio and the amortization is primarily impacted by prepayment activity. The 2010 quarterly and year-to-date impairment charges primarily reflect lower mortgage loan interest rates resulting in higher estimated future prepayment rates being used in the valuation of this asset. Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$13,022	$14,538	$15,273	$11,966
Originated servicing rights capitalized	1,084	1,321	2,539	4,444
Amortization	(1,104)	(716)	(2,495)	(3,535)
(Increase)/decrease in impairment reserve	(1,335)	(809)	(3,650)	1,459

Balance at end of period	$11,667	$14,334	$11,667	$14,334

Impairment reserve at end of period	$5,952	$3,192	$5,952	$3,192

At September 30, 2010 we were servicing approximately $1.74 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of approximately 5.56% and a weighted average service fee of 25.6 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2010 totaled $11.7 million and had an estimated fair market value of $11.8 million. Nearly all of our mortgage loans serviced for others at September 30, 2010 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.
Mutual fund and annuity commissions were relatively unchanged on a comparative quarterly basis. On a year-to-date comparative basis this revenue declined reflecting lower sales of these products. These lower sales are primarily due to customer uncertainty about the economy and concerns about the volatility of the equities market as well as the elimination of certain personnel within the wealth management portion of our investment and insurance sales force in early 2010.
Income from bank owned life insurance increased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009 primarily reflecting a higher average crediting rate on our cash surrender value due to generally improved total returns on the underlying separate account assets.
The changes in title insurance fees are generally commensurate with the changes in our mortgage lending origination volumes.
In the second quarter of 2010, we recorded an $18.1 million gain on the extinguishment of debt. On June 23, 2010, we exchanged 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities.
Other non-interest income decreased on both a comparative quarterly and year-to-date basis in 2010 compared to 2009. The declines in 2010 are due primarily to a decrease in foreign currency transaction gains. Other non-interest income in the third quarter and first nine months of 2009 included $0.4 and $1.0 million, respectively, related to foreign currency transaction gains associated with Canadian dollar denominated payment plan receivables. The Canadian dollar appreciated significantly compared to the US dollar during the first nine months of 2009. Total Canadian dollar denominated payment plan receivables had declined to $0.1 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively. As a result, 2010 foreign currency transaction gains or losses have been insignificant.
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
Non-interest expense decreased by $8.0 million to $37.1 million and by $2.8 million to $113.4 million during the three- and nine-month periods ended September 30, 2010, respectively,

compared to the like periods in 2009. The comparative quarterly and year-to-date declines are primarily due to decreases in several expense categories including: compensation and employee benefits, data processing, FDIC deposit insurance, furniture, fixtures and equipment, loss on other real estate (“ORE”) and repossessed assets, credit card and bank service fees, communications, advertising, supplies and amortization of intangible assets expenses. These declines primarily reflect our initiatives to reduce non-interest expenses as well as, in certain cases, the smaller size of the organization.
     Non-Interest Expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Salaries	$10,336	$10,205	$30,754	$29,689
Performance-based compensation and benefits	357	1,067	1,656	2,143
Other benefits	2,113	2,551	7,039	7,896

Compensation and employee benefits	12,806	13,823	39,449	39,728
Vehicle service contract counterparty contingencies	5,968	8,713	14,247	11,728
Loan and collection	3,805	3,628	11,376	10,893
Occupancy, net	2,721	2,602	8,225	8,210
Data processing	1,798	2,146	5,942	6,252
FDIC deposit insurance	1,651	1,729	5,216	5,670
Furniture, fixtures and equipment	1,591	1,727	4,958	5,424
Loss on other real estate and repossessed assets	1,296	3,558	4,879	6,758
Credit card and bank service fees	1,378	1,722	4,553	4,854
Communications	1,054	1,152	3,142	3,304
Legal and professional	831	732	2,861	2,078
Advertising	692	1,335	2,145	4,198
Supplies	429	439	1,237	1,365
Amortization of intangible assets	320	432	965	1,407
Costs (recoveries) related to unfunded lending commitments	(807)	(140)	(471)	(292)
Other	1,525	1,419	4,634	4,536

Total non-interest expense	$37,058	$45,017	$113,358	$116,113

Compensation and employee benefits expenses decreased by $1.0 million to $12.8 million and by $0.3 million to $39.4 million during the three- and nine-month periods ended September 30, 2010, respectively, compared to 2009. The decline on a comparative quarterly basis is due primarily to the elimination of our 401(k) match and a reduction in performance based compensation. The decline on a comparative year-to-date basis is due primarily to the elimination of our 401(k) match and a reduction in performance based compensation that were partially offset because the deferral (as direct loan origination costs) of compensation expenses was lower during the first nine months of 2010 as compared to 2009, as a result of a decrease in year-to-date mortgage loan origination activity. For 2010, we froze salaries at 2009 levels, eliminated bonuses, eliminated our 401(k) match, and eliminated any employee stock ownership plan contribution. Further, the number of full time equivalent employees has declined slightly in 2010 compared to year ago levels.

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
We recorded an expense of $6.0 million and $14.2 million for vehicle service contract payment plan counterparty contingencies in the third quarter and first nine months of 2010, respectively, compared to $8.7 million and $11.7 million, respectively, for the comparable periods in 2009. Our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in 2010 and 2009.
In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010. Mepco is actively working to reduce its credit exposure to this counterparty. The amount of payment plan receivables purchased from this counterparty and outstanding at September 30, 2010 totaled approximately $54.0 million (compared to $206.1 million at December 31, 2009). In addition, as of September 30, 2010, this counterparty owed Mepco $45.6 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco had purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the last half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During the first nine months of 2010 this reserve was increased by $2.5 million, to $21.5 million as of September 30, 2010. We currently believe this reserve is adequate given a review of all relevant factors.
The aggregate amount of obligations owing to Mepco by counterparties (triggered by the cancellation of the related service contracts), net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingency expense, is recorded on our consolidated statements of financial condition as “vehicle service contract counterparty receivables.” At September 30, 2010, this amount totaled $33.5 million (which includes a net balance of $24.1 million from the single counterparty described above). This compares to a balance of $5.4 million at December 31, 2009. As a result, upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. In addition, at September 30, 2010, Mepco had recorded a receivable of $5.3 million for debtor-in-possession financing and associated professional fees related to the above described single counterparty. This receivable is included in “Accrued income and other assets” at September 30, 2010 in our Consolidated Statement of Financial Condition.
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
The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net payment plan receivables totaled $240.6 million (or approximately 8.8% of total assets) and $406.3 million (or approximately 13.7% of total assets) at September 30, 2010 and December 31, 2009, respectively. We expect that the amount of total payment plan receivables will decline at a more moderate pace during the remainder of 2010. This decline in payment plan receivables has adversely impacted our net interest income and net interest margin.
Loan and collection expenses increased by $0.2 million to $3.8 million and increased by $0.5 million to $11.4 million during the three- and nine-month periods ended September 30, 2010, respectively, compared to 2009. The rise in loan and collection expenses on a quarterly basis primarily reflects costs associated with a higher level of ORE as well as overall collection efforts on our loan portfolio. The increase in loan and collection expenses on a year-to-date basis also reflects a $0.3 million increase in collection related costs at Mepco associated with the acquisition and management of collateral securing receivables from vehicle service contract counterparties.
The current year levels of data processing, furniture, fixtures and equipment, communications, advertising and supplies expenses were all lower than the prior year on both a comparative quarterly and year-to-date basis. Collectively, these expense categories declined by $1.2 million, or 18.2%, and by $3.1 million, or 15.2%, during the third quarter and first nine months of 2010, respectively, compared to the year ago periods due primarily to our cost reduction efforts. We entered into a contract extension with our core data processing services provider effective July 1, 2010 that is expected to generate annual savings of $1.5 million. Total advertising expense was substantially lower on both a quarterly and year-to-date comparative basis in 2010 compared to 2009 due primarily to a reduction in outdoor advertising (billboards) and the elimination of our VISA check card rewards program.
Although losses on ORE and repossessed assets remain elevated compared to historical levels, they declined on both a comparative quarterly and year-to-date comparative basis. The reduced losses principally reflect some stabilization of real estate prices in Michigan. (See “Portfolio Loans and asset quality.”)
FDIC deposit insurance expense declined on both a comparative quarterly and year-to-date basis. The second quarter of 2009 included a one-time industry-wide special assessment of $1.4 million. This special assessment was equal to 5 basis points on total assets less Tier 1 capital. Absent this 2009 special assessment, FDIC deposit insurance expense would have increased on a comparative year-to-date basis in 2010, reflecting higher assessment rates and a rise in the average balance of total deposits. On a comparative quarterly basis, FDIC deposit insurance expense declined slightly in 2010, primarily reflecting a decline in average deposits (due to a planned reduction in Brokered CDs) during this comparative period.
Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decrease in the average number of payment plans being serviced by Mepco in 2010 as compared to 2009. We expect the level of such fees to decrease during the last quarter of 2010 as payment plan receivables are expected to decline further.
Legal and professional fees increased on both a comparative quarterly and year-to-date basis. This increase is primarily due to expenses associated with the issues described above related to Mepco and due to various regulatory matters.
The amortization of intangible assets declined on both a comparative quarterly and year-to-date basis based on the amortization schedule for our core deposit premium. (See Note 9 of the Notes to Interim Condensed Consolidated Financial Statements.)
The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Income tax benefit. As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets. Accordingly, we are not recognizing much income tax benefit related to any loss before income tax. We recorded an income tax benefit of $1.0 million and $1.1 million in the third quarter and first nine months of 2010, respectively. This compares to income tax benefits of $1.1 million and $1.8 million in the third quarter and first nine months of 2009, respectively. Income tax benefits recognized have been primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance. Generally, the calculation for income tax expense (benefit) does not consider the tax effects of changes in other comprehensive income or loss, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the tax expense (benefit) for the current year. For the three month periods ending September 30, 2010 and 2009 this resulted in an income tax benefit of $0.9 million and $1.6 million, respectively. For the nine month periods ending September 30, 2010 and 2009 this resulted in an income tax benefit of $1.0 million and $3.1 million, respectively.
Income tax expense (benefit) in the consolidated statements of operations also includes income taxes in a variety of other states due primarily to Mepco’s operations. The amounts of such state income taxes were $(0.09) million and $0.03 million in the third quarter and first nine months of 2010, respectively. This compares to $0.11 million and $0.64 million in the third quarter and first nine months of 2009, respectively. The decline in such state income taxes is due to a decline in Mepco’s pre-tax income. (See “Business Segments” below.)
The capital initiatives detailed under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforward and other deferred tax assets in the future. As a result, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in future years. As of September 30, 2010, we had a federal net operating loss carryforward of approximately $45.1 million. Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 3.86%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of our net operating loss carryforward, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. At this time, we do not know whether we will be successful in completing all of the initiatives as proposed and therefore do not know the likelihood of experiencing a change of ownership under these tax rules.
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
The following table presents net income (loss) by business segment.
Business Segments

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Independent Bank	$(4,078)	$(18,089)	$(25,196)	$(47,656)
Mepco	(1,384)	1,510	(238)	11,090
Other(1)	(1,124)	(1,711)	12,942	(5,722)
Elimination	(24)	(24)	(71)	216

Net loss	$(6,610)	$(18,314)	$(12,563)	$(42,072)

(1)	Includes amounts relating to our parent company and certain insignificant operations.
The decrease in the third quarter and year-to-date net loss recorded by Independent Bank in 2010 compared to 2009 is primarily due to a lower provision for loan losses that was partially offset by a decline in net interest income. (See “Provision for loan losses,” “Portfolio Loans and asset quality,” and “Net interest income.”)
Mepco’s earnings declined in 2010 compared to 2009 due primarily to a decrease in net interest income and for the year-to-date comparative periods, an increase in vehicle service contract payment plan counterparty contingencies expense (see “Non-interest expense”). All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation). The rate on this intercompany loan was increased to the Prime Rate (currently 3.25%) effective January 1, 2010. Prior to 2010, this intercompany loan was priced principally based on Brokered Certificate of Deposit (“CD”) rates.
The significant change in “Other” in the Business Segments table above for the year-to-date comparative periods is due primarily to the $18.1 million gain on the extinguishment of debt that was recorded at the parent company in the second quarter of 2010.
Financial Condition
Summary. Our total assets decreased by $228.6 million during the first nine months of 2010. Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.913 billion at September 30, 2010, down 16.8% from $2.299 billion at December 31, 2009. (See “Portfolio Loans and asset quality.”)
Deposits totaled $2.379 billion at September 30, 2010, compared to $2.566 billion at December 31, 2009. The $187.3 million decline in total deposits during this period is entirely due to a planned reduction in Brokered CDs that was partially offset by an increase in savings and checking accounts. Other borrowings totaled $133.2 million at September 30, 2010, which is largely unchanged from December 31, 2009. Subordinated debentures totaled $50.2 million at

September 30, 2010, compared to $92.9 million at December 31, 2009. This $42.7 million decline relates to the exchange of our common stock for certain trust preferred securities completed in June 2010 and the corresponding cancellation of the related subordinated debentures issued by our parent company.
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
     Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
		(in thousands)
Securities available for sale
September 30, 2010	$112,871	$1,626	$4,179	$110,318
December 31, 2009	171,049	3,149	10,047	164,151
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
We recorded an other than temporary impairment charge of $0.3 million in the third quarter of 2010. We did not record any other than temporary impairment charges on securities in the third quarter of 2009. We recorded other than temporary impairment charges on securities of $0.4 million and $0.02 million during the first nine months of 2010 and 2009, respectively. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature. The 2010 charges primarily related to two private label residential mortgage-backed securities. The 2009 charge related to a trust preferred security. (See “Non-interest income” and “Asset/liability management.”)

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Proceeds	$759	$9,585	$95,444	$36,748

Gross gains	$2	$94	$1,878	$2,929
Gross losses	—	(26)	(221)	(133)
Impairment charges	(316)	—	(434)	(17)
Fair value adjustments	(5)	53	(32)	991

Net gains (losses)	$(319)	$121	$1,191	$3,770

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
Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan demand has slowed since 2007, reflecting weak economic conditions in Michigan. Further, it is our desire to reduce certain loan categories in order to preserve our regulatory capital ratios or for risk management reasons. For example, construction and land development loans have been declining because we are seeking to shrink this portion of our Portfolio Loans due to a generally poor economic climate for real estate development, particularly residential real estate. In addition, payment plan receivables declined in 2010 as we seek to reduce Mepco’s vehicle service contract payment plan business. (See “Non-interest expense.”) Further declines in Portfolio Loans may continue to adversely impact our future net interest income.

Non-performing assets(1)

	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Non-accrual loans	$69,634	$105,965
Loans 90 days or more past due and still accruing interest	493	3,940

Total non-performing loans	70,127	109,905
Other real estate and repossessed assets	44,953	31,534

Total non-performing assets	$115,080	$141,439

As a percent of Portfolio Loans
Non-performing loans	3.67%	4.78%
Allowance for loan losses	3.75	3.55
Non-performing assets to total assets	4.20	4.77
Allowance for loan losses as a percent of non-performing loans	102.31	74.35

(1)	Excludes loans that are classified as “troubled debt restructured” that are still performing.
The decrease in non-performing loans since year-end 2009 is due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE during the first nine months of 2010. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by real estate developers (due to a decline in sales of real estate) as well as owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing commercial loans have declined for the past seven quarters. The elevated level of non-performing residential mortgage loans is primarily due to delinquencies reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan. However, retail non-performing loans have declined for five consecutive quarters and are at their lowest level since the third quarter of 2008.
ORE and repossessed assets totaled $45.0 million at September 30, 2010, compared to $31.5 million at December 31, 2009. This increase is primarily the result of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both weak economic conditions and declines in residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at September 30, 2010, we anticipate that our level of ORE and repossessed assets will likely remain at elevated levels for some period of time. An elevated level of non-performing assets adversely impacts our net interest income.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 3.13% on an annualized basis in the first nine months of 2010 compared to 3.41% in the first nine months of 2009. The decline in loan net charge-offs primarily reflects a decrease of $12.6 million for commercial loans. The reduced level of commercial loan net charge-offs principally reflects a decline in the level of non-performing commercial loans. The commercial loan portfolio is thoroughly analyzed each quarter through our credit review process and an appropriate allowance and provision for loan losses is recorded based on such review and in light of prevailing market and loan collection conditions.
Allowance for loan losses

	Nine months ended
	September 30,
	2010		2009
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(dollars in thousands)
Balance at beginning of period	$81,717	$1,858	$57,900	$2,144
Additions (deduction)
Provision for loan losses	39,237	—	78,208	—
Recoveries credited to allowance	2,656	—	2,130	—
Loans charged against the allowance	(51,866)	—	(64,528)	—
Additions (deductions) included in non-interest expense	—	(471)	—	(292)

Balance at end of period	$71,744	$1,387	$73,710	$1,852

Net loans charged against the allowance to average Portfolio Loans (annualized)	3.13%		3.41%
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
Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a credit of $0.3 million for its provision for loan losses in the first nine months of 2010 due primarily to a significant decline ($165.8 million) in the balance of payment plan receivables. This compares to a provision for losses of $0.3 million in the first nine months of 2009. Mepco’s allowance for losses totaled $0.5 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contact is done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.
The allowance for loan losses decreased $10.0 million from $81.7 million at December 31, 2009 to $71.7 million at September 30, 2010 and was equal to 3.75% of total Portfolio Loans at September 30, 2010 compared to 3.55% at December 31, 2009. All four of the components of the allowance for loan losses outlined above declined during the first nine months of 2010. The allowance for loan losses related to specific loans decreased $1.8 million from December 31, 2009 to September 30, 2010 due primarily to a decline in loss allocations on individual commercial credits. This decline was partially offset by a $9.8 million increase in loss allocations (which totaled $18.4 million at September 30, 2010, compared to $8.6 million at December 31, 2009) for loans classified as troubled debt restructured. This increase is due in part to a $34.4 million increase in the balance of these loans during the first nine months of 2010 which totaled $112.3 million at September 30, 2010, compared to $77.8 million at December 31, 2009. The allowance for loan losses related to other adversely rated loans decreased $5.7 million from December 31, 2009 to September 30, 2010 primarily due to a $22.5 million decrease in the balance of such loans from $140.4 million at December 31, 2009 to $117.9 million at September 30, 2010, with the most significant decrease occurring in non-impaired substandard commercial loans with balances of over $1 million, which decreased $13.1 million from $19.5 million at December 31, 2009 to $6.4 million at September 30, 2010. The allowance allocation determined on these loans, based on discounted collateral or cash flow analysis, was reduced $3.9 million from $6.0 million at December 31, 2009 to $2.1 million at September 30, 2010. The allowance for loan losses related to historical losses decreased due to declines in loan balances, as total loans declined $386.5 million from $2.299 billion at December 31, 2009 to $1.913 billion at September 30, 2010. Finally, the allowance for loan losses related to subjective factors decreased slightly primarily due to the improvement in certain economic indicators used in computing this portion of the allowance.
Allocation of the Allowance for Loan Losses

	September 30,	December 31,
	2010	2009
	(in thousands)
Specific allocations	$27,777	$29,593
Other adversely rated loans	8,768	14,481
Historical loss allocations	20,920	22,777
Additional allocations based on subjective factors	14,279	14,866

	$71,744	$81,717

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
During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $17.3 million and $22.0 million at September 30, 2010 and December 31, 2009, respectively, and will be expensed over the assessment period (through the fourth quarter of 2012). The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual deposit balances and assessment rates used during each assessment period.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of any increases in interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
     Alternative Sources of Funds

	September 30,			December 31,
	2010			2009
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(dollars in thousands)
Brokered CDs(1)	$347,639	2.4 years	2.97%	$629,150	2.2 years	2.46%
Fixed rate FHLB advances(1)	23,101	5.6 years	6.41	27,382	5.5 years	6.59
Variable rate FHLB advances(1)	75,000	1.0 years	0.55	67,000	1.4 years	0.32
Securities sold under agreements to repurchase(1)	35,000	.1 years	4.42	35,000	.9 years	4.42

Total	$480,740	2.2 years	2.87%	$758,532	2.2 years	2.51%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.
Other borrowings, principally advances from the Federal Home Loan Bank (the “FHLB”) and securities sold under agreements to repurchase (“Repurchase Agreements”), totaled $133.2 million at September 30, 2010, compared to $131.2 million at December 31, 2009. The $2.0 million increase in other borrowed funds principally reflects additional borrowings from the FHLB.
As described above, we rely on wholesale funding, including FRB and FHLB borrowings and Brokered CDs to augment our core deposits to fund our business. As of September 30, 2010, our use of such wholesale funding sources amounted to approximately $480.7 million, or 18.8% of total funding. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.
In addition, if we fail to remain “well-capitalized” (under federal regulatory standards) which is likely if we are unable to successfully raise additional capital as outlined below, we will be prohibited from accepting or renewing Brokered CDs without the prior consent of the FDIC. As of September 30, 2010, we had Brokered CDs of approximately $347.6 million, 14.6% of total deposits. Of this amount $48.8 million mature during the next twelve months. As a result, any such restrictions on our ability to access Brokered CDs may have a material adverse impact on our business and financial condition.
Moreover, we cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits in the FDIC Transaction Account Guarantee Program (“TAGP”), which expires on December 31, 2010, may be particularly susceptible to outflow (although the Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts). At September 30, 2010 we had $99.4 million of uninsured deposits and an additional $291.0 million of deposits in the TAGP. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.
Our financial performance will be materially affected if we are unable to maintain our access to funding or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.
We employ derivative financial instruments to manage our exposure to changes in interest rates. At September 30, 2010, we employed interest-rate swaps with an aggregate notional amount of $20.0 million and interest rate caps with an aggregate notional amount of $30.0 million.
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
At September 30, 2010 we had $431.3 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.488 billion of our deposits at September 30, 2010 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. There can be no assurance that historical patterns of renewing time deposits or overall growth in deposits will continue in the future.
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

Despite these moves by the FDIC and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced many of the financial ratings of our bank that are followed by our larger deposit customers, such as municipalities. The outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.
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
As a result of the liquidity risks described above and in “Deposits and borrowings” we have increased our level of overnight cash balances in interest-bearing accounts to $379.0 million at September 30, 2010 from $223.5 million at December 31, 2009 and $118.5 million at September 30, 2009. We have also issued longer-term (two to five years) callable Brokered CDs and reduced certain secured borrowings (such as from the FRB) to increase available funding sources. We believe these actions will assist us in meeting our liquidity needs during the remainder of 2010 and for 2011.
Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.
We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities outside of IBC. On June 23, 2010, we exchanged 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at September 30, 2010, $48.7 million of cumulative trust preferred securities remained outstanding. These entities have also issued common securities and capital to IBC that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities, common securities and capital issued. The subordinated debentures represent the sole asset of the special purpose entities. The common securities, capital and subordinated debentures are included in our Consolidated Statements of Financial Condition at September 30, 2010 and December 31, 2009.
The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. Currently, at IBC, $45.8 million of these securities qualify as Tier 1 capital. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits will not apply to our outstanding trust preferred securities.
In December 2008, we issued 72,000 shares of Series A, no par value, $1,000 liquidation amount, fixed rate cumulative perpetual preferred stock and a warrant to purchase 346,154 shares (at $31.20 per share) of our common stock (“Original Warrant”) to the UST in return for

$72.0 million under the TARP CPP. Of the total proceeds, $68.4 million was originally allocated to the Series A Preferred Stock and $3.6 million was allocated to the Original Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Series A Preferred Stock was being accreted using an effective yield method over five years. The accretion had been recorded as part of the Series A Preferred Stock dividend.
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
If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “Conversion Rate,” provided that such Conversion Rate is subject to certain anti-dilution adjustments.
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
At the time any shares of Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $1.7 million at September 30, 2010 (or $23 per share).
The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.
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
The Amended Warrant is exercisable, in whole or in part, by the UST (and any subsequent holder of the Amended Warrant), at any time or from time to time after April 16, 2010, but in no event later than December 12, 2018. The exercise price ($7.234) and the number of shares (346,154) subject to the Amended Warrant are both subject to anti-dilution adjustments.
We recorded the exchange of the Series A Preferred Stock for the Series B Preferred Stock and the exchange of the Original Warrant for the Amended Warrant in the second quarter of 2010 based on the relative fair values of these newly issued instruments.
In the fourth quarter of 2009, we took certain actions to improve our regulatory capital ratios and preserve capital and liquidity. Beginning in November of 2009, we eliminated the $0.01 per share quarterly cash dividend on our common stock. In addition, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to $3.7 million per year until December of 2013, at which time they would increase to $6.7 million per year. Also beginning in December of 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of September 30, 2010, amount to approximately $2.1 million per year. Accrued and unpaid dividends on trust preferred securities at September 30, 2010 and December 31, 2009 were $1.8 million and $1.2 million, respectively. These actions will preserve cash at our parent company as we do not expect Independent Bank, our bank subsidiary, to be able to pay any cash dividends in the near term. Dividends from the bank are restricted by federal and state law and are further restricted by the Board resolutions adopted in December 2009, and described herein.
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
Shareholders’ equity applicable to common stock increased to $53.5 million at September 30, 2010 from $40.7 million at December 31, 2009. Our tangible common equity (“TCE”) totaled $44.2 million and $30.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 1.62% at September 30, 2010 compared to 1.03% at December 31, 2009. We have taken various steps in order to further increase our TCE and regulatory capital ratios as described below. Although our subsidiary bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of: (a) the losses that we have incurred in recent quarters; (b) our elevated levels of non-performing loans and other real estate; and (c) the ongoing economic stress in Michigan, we have taken the following actions to improve our regulatory capital ratios and preserve liquidity at our parent company level:
•	Eliminated our cash dividend on our common stock;
•	Deferred the dividends on our Series B Preferred Stock;
•	Deferred the dividends on our Debentures;
•	Exchanged the Series A Preferred Stock for Series B Convertible Preferred Stock in April 2010; and
•	Completed the exchange of 5.1 million shares of our common stock for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities in June 2010.
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
In December 2009, the Board of Directors of IBC adopted resolutions (as subsequently amended) that impose the following restrictions:
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
In December 2009, the Board of Directors of Independent Bank, our subsidiary bank, adopted resolutions (as subsequently amended) designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:
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
The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s condition and operations that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a memorandum of understanding or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above in the very near future and if our financial condition and performance do not otherwise materially improve, we may face additional regulatory scrutiny and restrictions in the form of a memorandum of understanding or similar undertaking imposed by the regulators.
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
The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). As of September 30, 2010, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our subsidiary bank as of September 30, 2010, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

		Minimum
	Independent	Ratios	Ratios Required
	Bank – Actual	Established by	to be Well-
	at 9/30/10	our Board	Capitalized

Total capital to risk weighted assets	10.65%	11.0%	10.0%
Tier 1 capital to average assets	6.35%	8.0%	5.0%
The Capital Plan (as modified during 2010) sets forth an objective of achieving these minimum capital ratios as soon as practicable and maintaining such capital ratios though at least the end of 2012.
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
In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 1.5 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. On November 2, 2010, we exercised our right to sell shares of our common stock to Dutchess pursuant to the Investment Agreement, in an amount that could result in proceeds to us of up to $250,000. As of the date of this Quarterly Report on Form 10-Q, such sale has not been completed and is subject to the terms and conditions of the Investment Agreement. In connection with the Registration Rights Agreement with Dutchess, we have registered the shares that may be sold to Dutchess for resale by Dutchess.

     Capitalization

	September 30,	December 31,
	2010	2009
	(in thousands)
Subordinated debentures	$50,175	$92,888
Amount not qualifying as regulatory capital	(1,507)	(2,788)

Amount qualifying as regulatory capital	48,668	90,100

Shareholders’ Equity
Preferred stock:
Series A	—	69,157
Series B	71,566	—
Common stock	250,861	2,386
Capital surplus	—	223,095
Accumulated deficit	(184,961)	(169,098)
Accumulated other comprehensive loss	(12,371)	(15,679)

Total shareholders’ equity	125,095	109,861

Total capitalization	$173,763	$199,961

Total shareholders’ equity at September 30, 2010 increased by $15.2 million from December 31, 2009, due primarily to our exchange of common stock for trust preferred securities as described above, that was partially offset by our net loss of $12.6 million for the first nine months of 2010. Shareholders’ equity totaled $125.1 million, equal to 4.57% of total assets at September 30, 2010. At December 31, 2009, shareholders’ equity was $109.9 million, which was equal to 3.70% of total assets.
Our bank subsidiary remains “well capitalized” (as defined by banking regulations) at September 30, 2010.
     Bank capital ratios

	September 30,	December 31,
	2010	2009
Tier 1 capital to average assets	6.35%	6.72%
Tier 1 risk-based capital	9.37	9.08
Total risk-based capital	10.65	10.36
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
Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(dollars in thousands)
September 30, 2010
200 basis point rise	$177,000	19.51%	$108,600	2.26%
100 basis point rise	161,900	9.32	106,100	(0.09)
Base-rate scenario	148,100		106,200
100 basis point decline	145,400	(1.82)	105,500	(0.66)
200 basis point decline	142,200	(3.98)	102,400	(3.58)

December 31, 2009
200 basis point rise	$160,500	16.14%	$134,000	2.52%
100 basis point rise	150,400	8.83	131,300	0.46
Base-rate scenario	138,200		130,700
100 basis point decline	128,100	(7.31)	129,900	(0.61)
200 basis point decline	126,300	(8.61)	128,900	(1.38)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static balance sheet, which includes debt and related financial derivative instruments, and do not consider loan fees.
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
We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment was at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that occurred. On January 12, 2009 the FASB issued ASC 325-40-65-1 (formerly Staff Position No. EITF 99-20-1 — “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”) This standard has been applicable to our financial statements since December 31, 2008. In particular, this standard strikes the language that required the use of market participant assumptions about future cash flows from previous guidance. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording other than temporary impairment charges of $0.3 million and zero in our consolidated statements of operations during the third quarters of 2010 and 2009, respectively. We recorded other than temporary impairment charges of $0.4 million and $0.02 million in the first nine months of 2010 and 2009, respectively, in our consolidated statements of operations. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Prices for investment securities are largely provided by a pricing service. These prices consider benchmark yields, reported trades, broker / dealer quotes and issuer spreads. Furthermore, prices for mortgage-backed securities consider: TBA prices, monthly payment information and collateral performance. At September 30, 2010 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $2.6 million (compared to $6.9 million at December 31, 2009). This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.
Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of losses that are probable in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the losses that are probable in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the third quarter and first nine months of 2010 and 2009, respectively.
At September 30, 2010 we had approximately $11.7 million of mortgage loan servicing rights capitalized on our balance sheet. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded an increase in the valuation allowance on capitalized mortgage loan servicing rights of $1.3 million in the third quarter of 2010 (compared to an increase in such valuation allowance of $0.8 million in the third quarter of 2009). Nearly all of our mortgage loans serviced for others at September 30, 2010 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.
We use a variety of derivative instruments to manage our interest rate risk. These derivative instruments may include interest rate swaps, collars, floors and caps and mandatory forward commitments to sell mortgage loans. Under FASB ASC Topic 815 “Derivatives and Hedging” the accounting for increases or decreases in the value of derivatives depends upon the use of the derivatives and whether the derivatives qualify for hedge accounting. At September 30, 2010 we had approximately $25.0 million in notional amount of derivative financial instruments that qualified for hedge accounting under this standard. As a result, generally, changes in the fair value of those derivative financial instruments qualifying as cash flow hedges are recorded in other comprehensive income or loss. The changes in the fair value of those derivative financial instruments qualifying as fair value hedges are recorded in earnings and, generally, are offset by the change in the fair value of the hedged item which is also recorded in earnings (we currently do not have any fair value hedges). The fair value of derivative financial instruments qualifying for hedge accounting was a negative $1.8 million at September 30, 2010.

Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as payment plan receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not have recourse against the consumer for nonpayment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco. These losses (which totaled $6.0 million and $8.7 million in the third quarter of 2010 and 2009, respectively and $14.2 million and $11.7 million in the first nine months of 2010 and 2009, respectively) are titled “vehicle service contract counterparty contingencies” in our consolidated statements of operations. This area of accounting requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded thus far in 2010 and 2009.
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At September 30, 2010 we had gross deferred tax assets of $71.8 million, gross deferred tax liabilities of $5.8 million and a valuation allowance of $64.4 million ($4.2 million of such valuation allowance was established during the nine months ended September 30, 2010, $24.0 million of which was established in 2009 and $36.2 million of which was established in 2008) resulting in a net deferred tax asset of $1.6 million. This valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s individual earnings. We are required to assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with this standard, we reviewed our deferred tax assets and determined that based upon a number of factors including our declining operating performance since 2005 and our net loss in 2009 and 2008, overall negative trends in the banking industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity and in 2009 we recorded an additional $24.0 million valuation allowance (which is net of a $4.1 million allocation of deferred taxes on the accumulated other comprehensive loss component of shareholders’ equity). We had recorded no valuation allowance on our net deferred tax asset in prior years because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.
At September 30, 2010 and December 31, 2009 we had no remaining goodwill. Prior to January 1, 2010, we tested our goodwill for impairment and our accounting for goodwill was a critical accounting policy.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management”.
Item 4.
Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) for the period ended September 30, 2010, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009, as updated in Part II — Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, except as follows:
Our common stock could be delisted from Nasdaq.
Our common stock is currently listed on the Nasdaq Global Select Market. On June 23, 2010, we received a letter from The Nasdaq Stock Market notifying us that we no longer met Nasdaq’s continued listing requirements under Listing Rule 5450(a)(1) because the bid price for our common stock had closed below $1.00 per share for 30 consecutive business days. On September 16, 2010, we received a letter from The Nasdaq Stock Market notifying us that we had regained compliance with this bid price rule by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive business days. However, there is no assurance the price will be maintained at a level necessary for us to comply in the long term.
The delisting of our common stock from Nasdaq, whether in connection with the foregoing or as a result of our future inability or failure to meet any listing standards, would have an adverse effect on the liquidity of our common stock and, as a result, the market price of our common stock might become more volatile. Even the perception that our common stock may be delisted could affect its liquidity and market price. Delisting could also make it more difficult to raise additional capital.
If our common stock is delisted from the Nasdaq, it is likely that quotes for our common stock would continue to be available on the OTC Bulletin Board or on the “Pink Sheets.” However, these alternatives are generally considered to be less efficient markets and it is likely that the liquidity of our common stock as well as our stock price would be adversely impacted as a result.
Item 3b. Defaults Upon Senior Securities
As of September 30, 2010, the Company was in arrears in the aggregate amount of $1.2 million with respect to the Series B Preferred Stock it issued to the U.S. Department of Treasury as a result of the Company’s decision to currently defer these dividends.

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

Date November 4, 2010	By	/s/ Robert N. Shuster
Robert N. Shuster,
Principal Financial Officer

Date November 4, 2010	By	/s/ James J. Twarozynski
James J. Twarozynski,
Principal Accounting Officer