Form 10-K
period 2010-12-31
INDEPENDENT BANK CORP /MI/
filed 2011-03-10
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from  ______________  to  ______________

Commission file number	0-7818

INDEPENDENT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan	48846
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(616) 527-5820
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 Par Value	NASDAQ
(Title of class)	(Name of Exchange)
8.25% Cumulative Trust Preferred Securities	NASDAQ
(Title of class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2010, was $27,929,000.

The number of shares outstanding of the Registrant's common stock as of March 9, 2011 was 8,114,608.

Documents incorporated by reference

Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 43-45

FORWARD-LOOKING STATEMENTS

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2011; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

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

•	further adverse developments in the vehicle service contract industry;
•	potential limitations on our ability to access and rely on wholesale funding sources;
•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan; and
•
implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry, the exact nature and extent of which cannot be determined at this time;.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K, but the list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item 1A below include all known risks our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks may not be the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

ITEM 1.	BUSINESS

Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company.  We are registered under the Bank Holding Company Act of 1956, as amended, and own the outstanding stock of Independent Bank  (the "bank") which is organized under the laws of the State of Michigan.  During 2007, we consolidated our existing four bank charters into one.

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

Our bank's main office location is Ionia, Michigan and it had total loans (excluding loans held for sale) and total deposits of $1.813 billion and $2.252 billion, respectively, at December 31, 2010.

Our bank transacts business in the single industry of commercial banking.  Most of our bank's offices provide full-service lobby and drive-thru services in the communities they serve.  Automatic teller machines are also provided at most locations.

Our bank's activities cover all phases of banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services.  Mepco Finance Corporation, a subsidiary of our bank, acquires and services payment plans used by consumers to purchase vehicle service contracts provided and administered by third parties.  In addition, our bank offers title insurance services through a separate subsidiary and provides investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan that are served by our bank's branch network.  Our bank serves its markets through its main office and a total of 105 branches, 4 drive-thru facilities and 4 loan production offices.  The ongoing economic stress in Michigan has adversely impacted many of our markets which is manifested in higher levels of loan defaults and lower demand for credit.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2010	2009	2008
Interest and fees on loans	64.5%	71.5%	79.7%
Other interest income	3.0	4.5	7.3
Non-interest income	32.5	24.0	13.0
	100.0%	100.0%	100.0%

As of December 31, 2010, we had 982 full-time employees and 258 part-time employees.

ITEM 1.	BUSINESS (Continued)

Recent Developments

Since 2009, we have been focused on strengthening our capital base in the face of weak economic conditions.  Our bank began to experience rising levels of non-performing loans and higher provisions for loan losses in 2006 as the Michigan economy experienced economic stress ahead of national trends. Although our bank remained profitable through the second quarter of 2008, it began incurring losses in the third quarter of 2008, which losses pressured its capital ratios.  While our bank has always remained well-capitalized under federal regulatory guidelines, we projected that due to our elevated levels of non-performing assets, as well as anticipated losses in the future, an increase in equity capital would likely be necessary in order for our bank to remain well-capitalized.

In 2009, we retained financial and legal advisors to assist us in reviewing our capital alternatives. We also took steps at that time to preserve our capital, including by discontinuing cash dividends on our common stock and exercising our right to defer all quarterly distributions on our outstanding trust preferred securities and the preferred stock we issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program (“TARP”).  In December 2009, the Board of Directors of our bank adopted resolutions requiring our bank to achieve certain minimum capital ratios.  The minimum ratios established by our bank's Board are higher than the minimum ratios necessary to be considered well-capitalized under federal regulatory standards, which we considered prudent given our elevated levels of non-performing assets and the continuing economic stress in Michigan.  Set forth below are the minimum capital ratios imposed by our bank’s Board and the minimum ratios necessary to be considered well-capitalized under federal regulatory standards:

	Independent Bank - Actual as of December 31, 2010	Minimum Ratios Established by Our Board	Required to be Well-Capitalized
Total Capital to Risk-Weighted Assets	11.06%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	6.58%	8.00%	5.00%

In January 2010, our Board of Directors adopted a capital restoration plan (the “Capital Plan”) that documents our objectives and plans for meeting these ratios. The three primary initiatives of our Capital Plan are:

•
the conversion of our 72,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”) issued to the Treasury under the Capital Purchase Program (“CPP”) of TARP into shares of our common stock;

•	an offer to exchange shares of our common stock for our outstanding trust preferred securities; and
•	a public offering of our common stock for cash.

In anticipation of pursuing these capital initiatives, we engaged independent third parties to perform a review (“stress test”) on our commercial and retail loan portfolios to confirm that the similar analyses we performed internally were reasonable and did not materially understate our projected loan losses. Based on the conclusions of these reviews, we determined that we did not need to modify our projections used for purposes of our Capital Plan.

To date, we have made progress on a number of initiatives to advance the Capital Plan:

•
On January 29, 2010, we held a special shareholder meeting at which our shareholders approved (1) an increase in the number of shares of common stock we are authorized to issue from 60 million to 500 million, (2) the conversion of the preferred stock held by the Treasury into shares of our common stock, (3) the issuance of shares of our common stock in exchange for our outstanding trust preferred securities, and (4) an option exchange program pursuant to which our employees (excluding directors and certain executive officers) were able to exchange underwater options for new options at approximately a value-for-value exchange.  This option exchange was completed in March 2010.

•
On April 16, 2010, we closed an Exchange Agreement with the Treasury pursuant to which the Treasury exchanged $72 million in aggregate liquidation value of our Series A Preferred Stock, plus approximately $2.4 million in accrued but unpaid dividends on such shares, into 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Convertible Preferred Stock”). As part of this exchange, we also amended and restated the terms of the Warrant issued to the Treasury in December 2008 to purchase 346,154 shares of our common stock

ITEM 1.	BUSINESS (Continued)

in order to adjust the initial exercise price of the Warrant to be equal to the conversion price applicable to the Series B Convertible Preferred Stock.

The shares of Series B Convertible Preferred Stock are convertible into shares of our common stock. Subject to the receipt of applicable approvals, the Treasury has the right to convert the Series B Convertible Preferred Stock into our common stock at any time. We have the right to compel a conversion of the Series B Convertible Preferred Stock into our common stock at any time provided the following conditions are met:

(1)	we receive appropriate approvals from the Board of Governors of the Federal Reserve System (the "Federal Reserve");
(2)	at least $40 million aggregate liquidation amount of our trust preferred securities are exchanged for shares of our common stock;
(3)	we complete a new cash equity raise of not less than $100 million on terms acceptable to the Treasury in its sole discretion (other than with respect to the price offered per share); and
(4)	we make any required anti-dilution adjustments to the rate at which the Series B Convertible Preferred Stock is converted into our common stock.

•
On June 23, 2010, we completed the exchange of an aggregate of 5,109,125 newly issued shares of our common stock for $41.4 million in aggregate liquidation amount of our outstanding trust preferred securities and $2.3 million of accrued and unpaid interest. This transaction satisfied one of the conditions to our ability to compel a conversion of the Series B Convertible Preferred Stock held by the Treasury.

•
On August 31, 2010, we effected a reverse stock split of our issued and outstanding common stock. Pursuant to this reverse split, each 10 shares of our common stock issued and outstanding immediately prior to the reverse split was converted into 1 share of our common stock.  We conducted this reverse split primarily as a means to maintain our share price above $1.00 per share in order to continue to meet Nasdaq listing standards. All share or per share information included in this Annual Report on Form 10-K has been retroactively restated to reflect the effects of the reverse split.

We have taken steps toward the advancement of the final phase of our Capital Plan, an offering of our common stock for cash, but have not commenced such offering.  The offering has currently been delayed while we reevaluate our strategic alternatives in light of continued improvement in our asset quality and other recent positive indicators, as described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K.  As of December 31, 2010, we met one of the two target capital ratios set forth in our Capital Plan as the bank’s total capital to risk-weighted assets ratio of 11.06% exceeded the target of 11%.

In addition to the foregoing, we have taken steps to enhance our liquidity position in the face of current economic conditions by investing in shorter-term money market assets supported by higher-cost longer-term funding. This has negatively impacted our net interest margin during these periods. In addition, on July 7, 2010, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP ("Dutchess") that establishes an equity line facility (the "Equity Line") as a contingent source of liquidity for the Company.  Under the Investment Agreement, Dutchess committed to purchase, subject to certain conditions, up to $15 million of our common stock over a 36-month period ending November 1, 2013.  In connection with the Investment Agreement, we entered into a Registration Rights Agreement with Dutchess, pursuant to which we agreed to register for resale the shares that may be sold to Dutchess under the Equity Line.  We filed a registration statement on Form S-1 with the SEC for the purpose of registering such shares for resale, and on November 1, 2010, the Securities and Exchange Commission (“SEC”) declared such registration statement effective.  During 2010, 0.3 million shares of our common stock were sold to Dutchess pursuant to the Investment Agreement.  In order to comply with Nasdaq rules, we would need shareholder approval to sell more than approximately 1.2 million more shares to Dutchess pursuant to the Investment Agreement.  We intend to seek such shareholder approval at our 2011 annual shareholder meeting so that we have additional flexibility to take advantage of this contingent source of liquidity.

ITEM 1.	BUSINESS (Continued)

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting us.  This summary is qualified in its entirety by reference to the particular statutes and regulations.  A change in applicable laws or regulations may have a material effect on us and our bank.

General

Financial institutions and their holding companies are extensively regulated under federal and state law.  Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC"), the Michigan Office of Financial and Insurance Regulation (the "OFIR"), the Internal Revenue Service, and state taxing authorities.  The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot necessarily be predicted.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends.  The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC's deposit insurance funds, our depositors, and the public, rather than our shareholders.

Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Regulatory Developments

Emergency Economic Stabilization Act of 2008. On October 3, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 ("EESA"). The EESA enables the federal government, under terms and conditions developed by the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. The EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC. Both of these specific provisions are discussed below.

Troubled Assets Relief Program (TARP).  Under TARP, the Treasury authorized a voluntary Capital Purchase Program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting "golden parachute" payments (as defined in the EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends.

On December 12, 2008, we participated in the CPP and issued $72 million in capital to the Treasury in the form of Series A Preferred Stock that paid cash dividends at the rate of 5% per annum through February 14, 2014, and 9% per annum thereafter. In addition, the Treasury received a Warrant to purchase 346,154 shares of our common stock at a price of $31.20 per share.  As described above, on April 16, 2010, we closed on an exchange transaction with the Treasury in which the Treasury accepted our newly issued shares of Series B Convertible Preferred Stock in exchange for the entire $72 million in aggregate liquidation value of the shares of Series A Preferred Stock, plus the value of all accrued and unpaid dividends on such shares of Series A Preferred Stock (approximately $2.4 million).  The shares of Series B Convertible Preferred Stock have an aggregate liquidation amount equal to $74,426,000.

ITEM 1.	BUSINESS (Continued)

With the exception of being convertible into shares of our common stock, the terms of the Series B Convertible Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that were exchanged.  The Series B Convertible Preferred Stock qualifies as Tier 1 regulatory capital, subject to limitations, and is entitled to cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and 9% per annum thereafter.  The Treasury (and any subsequent holder of the shares) has the right to convert the Series B Convertible Preferred Stock into our common stock at any time, subject to the receipt of any applicable approvals.  We have the right to compel a conversion of the Series B Convertible Preferred Stock into our common stock if the following conditions are met:

•	we receive appropriate approvals from the Federal Reserve;
•	at least $40 million aggregate liquidation amount of trust preferred securities have been exchanged for our common stock;
•	we complete a new cash equity raise of not less than $100 million on terms acceptable to the Treasury in its sole discretion (other than with respect to the price offered per share); and
•	we make any required anti-dilution adjustments to the rate at which the Series B Convertible Preferred Stock is converted into our common stock.

If converted by the Treasury (or any subsequent holder) or by us pursuant to either of the above-described conversion rights, each share of Series B Convertible Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, referred to as the "conversion rate," provided that such conversion rate will be subject to certain anti-dilution adjustments.  As an example only, at the time they were issued, the shares of Series B Convertible Preferred Stock were convertible into approximately 7.7 million shares of our common stock.  This conversion rate will be subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Convertible Preferred Stock.

Unless earlier converted by the Treasury (or any subsequent holder) or by us as described above, the Series B Convertible Preferred Stock will convert into shares of our common stock on a mandatory basis on April 16, 2017.  In any such mandatory conversion, each share of Series B Convertible Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $1,000 and the denominator of which is the market price of our common stock at the time of such mandatory conversion (as such market price is determined pursuant to the terms of the Series B Convertible Preferred Stock).

At the time any shares of Series B Convertible Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Convertible Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market price of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Convertible Preferred Stock).  Accrued and unpaid dividends on the Series B Convertible Preferred Stock totaled approximately $2.7 million at December 31, 2010.

The maximum number of shares of our common stock that may be issued upon conversion of all Series B Convertible Preferred Stock (including any accrued dividends) is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

In connection with such exchange transaction, we also amended and restated the terms of the Warrant issued to the Treasury in December 2008 to adjust the initial exercise price of the Warrant to be equal to the initial conversion price applicable to the Series B Convertible Preferred Stock described above.

ITEM 1.	BUSINESS (Continued)

Federal Deposit Insurance Coverage.  The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, and the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010 (the "Dodd-Frank Act")  made this temporary increase in the insurance limit permanent.  In October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program.  Under one component of this program, the Transaction Account Guarantee Program (TAGP), the FDIC temporarily provided unlimited coverage for non-interest bearing transaction accounts (as defined in the TAGP) for participating institutions that did not opt out.  This temporary coverage expired on December 31, 2010; however, the Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012.

Financial Stability Plan. On February 10, 2009, the Treasury announced the Financial Stability Plan ("FSP"), which is a comprehensive set of measures intended to shore up the U.S. financial system and earmarks the balance of the unused funds originally authorized under the EESA. The major elements of the FSP include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 ("ARRA"). In enacting the ARRA, Congress intended to provide a stimulus to the U.S. economy in light of the significant economic downturn. The ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and numerous domestic spending efforts in education, healthcare and infrastructure. The ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally-aided financial institutions, including banks that have received or will receive assistance under TARP.

Under the ARRA, a financial institution (including our bank) will be subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

•	Limits on compensation incentives for risk-taking by senior executive officers;
•	Requirement of recovery of any compensation paid based on inaccurate financial information;
•	Prohibition on "golden parachute payments" (as defined in the AARA);
•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;
•	Establishment of board compensation committees by publicly-registered TARP recipients comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;
•	Prohibition on bonuses, retention awards, and incentive compensation, except for payments of long-term restricted stock; and
•	Limitation on luxury expenditures.

In addition, TARP recipients are required to permit a separate, non-binding  shareholder vote to approve the compensation of executives. The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

ITEM 1.	BUSINESS (Continued)

Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan ("HASP"). The HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices;
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes; and
•	Support of low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

The Treasury has issued extensive guidance on the scope and mechanics of various components of HASP.  We continue to monitor these developments and assess their potential impact on our business.

Dodd-Frank Act.  On July 21, 2010, the President signed the Dodd-Frank Act in law.  This new federal law includes the following:

•	the creation of a new Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;
•
the creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;
•	a provision that will broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000;
•
a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets will be set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard;

•
a provision that will require bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and

•	new restrictions on how mortgage brokers and loan originators may be compensated.

When implemented, these provisions may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs.  Many aspects of the new law are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Future Legislation.  Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Such future legislation regarding financial institutions may change banking statutes and our operating environment in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending on whether any such potential legislation is introduced and enacted. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or results of operations.

Independent Bank Corporation

We are a bank holding company and, as such, are registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA").  Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of operations and such additional information as the Federal Reserve may require.

ITEM 1.	BUSINESS (Continued)

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. Such support may be required by the Federal Reserve at times when we might otherwise determine not to provide it.

In addition, if the OFIR deems a bank's capital to be impaired, the OFIR may require a bank to restore its capital by special assessment upon a bank holding company, as the bank's sole shareholder.  If the bank holding company failed to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank's capital.

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

With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.  Under current Federal Reserve regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations.  Well-capitalized and well-managed bank holding companies may, however, engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve, provided that written notice of the new activity is given to the Federal Reserve within 10 business days after the activity is commenced.  If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

ITEM 1.	BUSINESS (Continued)

Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.  We have not applied for approval to operate as a financial holding company and have no current intention of doing so.

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

Included in our Tier 1 capital as of December 31, 2010, is $44.1 million of trust preferred securities (classified on our balance sheet as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

ITEM 1.	BUSINESS (Continued)

Finally, dividends on our common stock must be paid in accordance with the terms and restrictions of the CPP and our Exchange Agreement with the Treasury.  Prior to December 12, 2011, unless we have redeemed all of the shares of the Series B Convertible Preferred Stock or unless the Treasury ceases to own any of our debt or equity securities acquired pursuant to the Exchange Agreement or the amended and restated Warrant, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on or repurchase of common stock other than (i) regular quarterly cash dividends of not more than $0.10 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of our common stock, and (iii) dividends or distributions of rights or junior stock in connection with any shareholders' rights plan.  Notwithstanding the foregoing, because we have suspended all dividends on the shares of the Series B Convertible Preferred Stock and all quarterly payments on our outstanding trust preferred securities, we are currently prohibited from paying any cash dividends on our common stock.  In addition, in December of 2009, our Board of Directors adopted resolutions that prohibit us from paying any dividends on our common stock without, in each case, the prior written approval of the Federal Reserve and the OFIR.

Federal Securities Regulation.  Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Our Bank

General. Independent Bank is a Michigan banking corporation, is a member of the Federal Reserve System, and its deposit accounts are insured by the Deposit Insurance Fund ("DIF") of the FDIC.  As a member of the Federal Reserve System and a Michigan chartered bank, our bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve as its primary federal regulator and OFIR as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to our bank and its operations extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

Deposit Insurance. As an FDIC-insured institution, our bank is required to pay deposit insurance premium assessments to the FDIC.  Under the FDIC's risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories (Risk Categories I, II, III, and IV), based primarily on their level of capital and supervisory evaluations.

Historically, assessment rates for deposit insurance premiums have been largely based on the risk category of the institution and the amount of its deposits.  However, the Dodd-Frank Act passed in 2010 required the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of  deposits. On February 7, 2011, the FDIC adopted a final rule under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, the initial base assessment rate for institutions in Risk Category I (generally, well-capitalized institutions with a CAMELS composite rating of 1 or 2) is set at an annual rate of between 5 and 9 basis points.  The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rate for institutions with at least $10 billion in assets and certain "highly complex institutions" is set at an annual rate of between 5 and 35 basis points.  These initial base assessment rates are adjusted to determine an institution's final assessment rate based on its brokered deposits and unsecured debt.  In addition, the rates are subject to a new depository institution debt adjustment, which is meant to offset the benefit received by institutions that issue long-term, unsecured liabilities when those liabilities are held by other insured depository institutions. However, institutions may exclude from the unsecured debt amount used in calculating the depository institution debt adjustment an amount equal to no more than 3% of their Tier 1 capital. Total base assessment rates after adjustments, other than the depository institution debt adjustment, range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, 30 to 45 basis points for Risk Category IV, and 2.5 to 45 basis points for institutions with at least $10 billion in assets and certain "highly complex institutions."

ITEM 1.	BUSINESS (Continued)

On December 15, 2010, the FDIC established 2.0% as the Designated Reserve Ratio ("DRR"), that is, the ratio of the DIF to insured deposits. The FDIC adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to partially offset the effect of the increase in the DRR on institutions with assets less than $10 billion.

During the fourth quarter of 2009, we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012.  These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods.  The prepaid deposit insurance premium assessments totaled $15.9 million at December 31, 2010 and will be expensed over the assessment period (through the fourth quarter of 2012).  The actual expense over the assessment periods will be different from this prepaid amount due to various factors, including variances in actual deposit balances and the assessment base and rates used during each assessment period.

In addition, in 2008, the bank elected to participate in the FDIC's Transaction Account Guarantee Program (TAGP), which required us to pay an additional assessment to the FDIC.  Under the TAGP, funds in non-interest bearing transaction accounts, in interest-bearing transaction accounts with an interest rate of 0.25% or less (after June 30, 2010), and in Interest on Lawyers Trust Accounts (IOLTA) had a temporary unlimited guarantee from the FDIC.  This temporary coverage expired on December 31, 2010.  The Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts.  This coverage applies to all insured depository institutions, and there is no separate FDIC assessment for the insurance.  Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

FICO Assessments.  Our bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be approximately 0.010% of deposits.

OFIR Assessments.  Michigan banks are required to pay supervisory fees to the OFIR to fund their operations.  The amount of supervisory fees paid by a bank is based upon the bank's total assets.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, FDIC-insured member banks, such as our bank:  a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  Tier 1 capital consists principally of shareholders' equity.  These capital requirements are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, Federal Reserve regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities, or securities trading activities.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	A ratio of tangible equity to total assets of 2% or less

At December 31, 2010, our bank's ratios exceeded minimum requirements for the well-capitalized category.  In December 2009, the Board of Directors of our bank adopted resolutions requiring our bank to achieve minimum capital ratios that are higher than the minimum requirements described in the Federal Reserve's capital guidelines.  See "Recent Developments" above for more information.

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

As a member of the Federal Reserve System, our bank is required to obtain the prior approval of the Federal Reserve for the declaration or payment of a dividend if the total of all dividends declared in any year will exceed the total of (a) the bank's retained net income (as defined by federal regulation) for that year, plus (b) the bank's retained net income for the preceding two years.

Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  In addition, the Federal Reserve may prohibit the payment of dividends by a bank if such payment is determined, by reason of the financial condition of the bank, to be an unsafe and unsound banking practice or if the bank is in default of payment of any assessment due to the FDIC.

In addition to these restrictions, in December of 2009, the Board of Directors of our bank adopted resolutions that prohibit our bank from paying any dividends to our holding company without the prior written approval of the Federal Reserve and the OFIR.  See "Recent Developments" above for more information.

ITEM 1.	BUSINESS (Continued)

Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with us or our subsidiaries, which include investments in our stock or other securities issued by us or our subsidiaries, the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans, and extensions of credit to us or our subsidiaries.  Certain limitations and reporting requirements are also placed on extensions of credit by our bank to the directors and officers of the Company, the bank, and the subsidiaries of the bank, to the principal shareholders of the Company, and to "related interests" of such directors, officers, and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our bank maintains a correspondent relationship.

Safety and Soundness Standards. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

Investment and Other Activities.  Under federal law and regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as a principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the bank's primary federal regulator determines the activity would not pose a significant risk to the DIF.  Impermissible investments and activities must be otherwise divested or discontinued within certain time frames set by the bank's primary federal regulator in accordance with federal law.  These restrictions are not currently expected to have a material impact on the operations of our bank.

Consumer Banking. Our bank's business includes making a variety of types of loans to individuals.  In making these loans, our bank is subject to state usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, and the regulations promulgated under these statutes, which (among other things) prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, our bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

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

Mepco Finance Corporation

Our subsidiary, Mepco Finance Corporation, is engaged in the business of acquiring and servicing payment plans used by consumers throughout the United States who have purchased a vehicle service contract and choose to make monthly payments for their coverage.  In the typical transaction, no interest or other finance charge is charged to these consumers.  As a result, Mepco is generally not subject to regulation under consumer lending laws.  However, Mepco is subject to various federal and state laws designed to protect consumers, including laws against unfair and deceptive trade practices and laws regulating Mepco's payment processing activities, such as the Electronic Funds Transfer Act.

Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts to consumers. The payment plans (which are classified as payment plan receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not have recourse against the consumer for nonpayment of a payment plan, and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco.

Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and all amendments to those reports are available free of charge through our website at www.IndependentBank.com as soon as reasonably practicable after filing with the SEC.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE
I.	(A)	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
(B)	INTEREST RATES AND INTEREST DIFFERENTIAL
(C)	INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the book value of securities at December 31:

	2010	2009	2008
	(in thousands)
Trading - Preferred stock	$32	$54	$1,929

Available for sale
States and political subdivisions	$31,259	$67,132	$105,553
U.S agency residential mortgage-backed	13,331	47,522	48,029
Private label residential mortgage-backed	14,184	30,975	36,887
Trust preferred	9,090	13,017	12,706
Other asset-backed	--	5,505	7,421
Preferred stock	--	--	4,816
Total	$67,864	$164,151	$215,412

(B)  The following table sets forth contractual maturities of securities at December 31, 2010 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Trading – Preferred stock							$32	0.00%

Tax equivalent adjustment for calculations of yield							$--

Available for sale
States and political subdivisions	$2,182	4.66%	$8,655	4.26%	$9,757	4.13%	$10,665	3.97%
U.S agency residential mortgage-backed	24	5.96	184	4.81	366	3.58	12,757	4.18
Private label residential mortgage-backed	--		6,224	5.36	7,401	5.05	559	4.23
Trust preferred	--		--		--		9,090	7.00
Total	$2,206	4.68%	$15,063	4.73%	$17,524	4.51%	$33,071	4.89%

Tax equivalent adjustment for calculations of yield	$--		$--		$--		$--

The rates set forth in the tables above for obligations of state and political subdivisions have not been restated on a tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO

(A)  The following table sets forth total loans outstanding at December 31:

	2010	2009	2008	2007	2006
	(in thousands)
Loans held for sale	$50,098	$34,234	$27,603	$33,960	$31,846
Mortgage	658,679	749,298	839,496	873,945	865,522
Commercial	707,530	840,367	976,391	1,066,276	1,083,921
Installment	245,644	303,366	356,806	368,478	350,273
Payment plan receivables	201,263	406,341	286,836	209,631	160,171
Total Loans	$1,863,214	$2,333,606	$2,487,132	$2,552,290	$2,491,733

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2010:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$36,109	$9,595	$4,381	$50,085
Commercial	303,690	364,061	39,779	707,530
Payment plan receivables	101,973	99,290	--	201,263
Total	$441,772	$472,946	$44,160	$958,878

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2010:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$463,358	$9,588	$472,946
Due after five years	39,944	4,216	44,160
Total	$503,302	$13,804	$517,106

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
LOAN PORTFOLIO (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2010	2009	2008	2007	2006
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$66,652	$105,965	$122,639	$72,682	$35,683

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	928	3,940	2,626	4,394	3,479

(c) Loans not included above which are "troubled debt restructurings" as defined by accounting guidance	113,813	71,961	9,160	173	60

Total	$181,393	$181,866	$134,425	$77,249	$39,222

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $11,502,000 would have been earned in 2010 had loans in categories (a) and (c) remained at their original terms; however, only $5,376,000 was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing totaled approximately $7,100,000 at December 31, 2010.  These loans involve circumstances which have caused management to place increased scrutiny on the credits and may, in some instances, represent an increased risk of loss.

At December 31, 2010, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2010, that would be required to be disclosed above (Item III(C)), if such assets were loans.

Total loans in 2010 and 2009 include $0.1 million and $1.7 million, respectively of payment plan receivables from customers domiciled in Canada.  There were no other foreign loans outstanding prior to that time.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE

 (A)  The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2010		2009		2008
	(dollars in thousands)

Total loans outstanding at the end of the year (net of unearned fees)	$1,863,214		$2,333,606		$2,487,132

Average total loans outstanding for the year (net of unearned fees)	$2,082,117		$2,470,568		$2,569,368

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$81,717	$1,858	$57,900	$2,144	$45,294	$1,936
Loans charged-off
Mortgage	20,263		22,869		11,942
Commercial	36,108		51,840		43,641
Installment	7,726		7,562		6,364
Payment plan receivables	82		25		49
Total loans charged-off	64,179		82,296		61,996
Recoveries of loans previously charged-off
Mortgage	1,155		791		318
Commercial	969		731		1,800
Installment	1,475		1,271		1,340
Payment plan receivables	13		2		31
Total recoveries	3,612		2,795		3,489
Net loans charged-off	60,567		79,501		58,507
Additions (deductions) included in operations	46,765	(536)	103,318	(286)	71,113	208
Balance at end of year	$67,915	$1,322	$81,717	$1,858	$57,900	$2,144

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	2.91%		3.22%		2.28%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.65		3.50		2.33

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2007		2006
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,552,290		$2,491,733

Average total loans outstanding for the year (net of unearned fees)	$2,541,305		$2,472,091

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$26,879	$1,881	$22,420	$1,820
Loans charged-off
Mortgage	6,644		2,660
Commercial	14,236		6,214
Installment	5,943		4,913
Payment plan receivables	213		274
Total loans charged-off	27,036		14,061
Recoveries of loans previously charged-off
Mortgage	381		215
Commercial	328		496
Installment	1,629		1,526
Payment plan receivables	8
Total recoveries	2,346		2,237
Net loans charged-off	24,690		11,824
Additions (deductions) included in operations	43,105	55	16,283	61
Balance at end of year	$45,294	$1,936	$26,879	$1,881

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	.97%		.48%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.77		1.08

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

 (B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2010		2009		2008
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$23,836	38.0%	$41,259	36.1%	$33,090	39.3%
Mortgage	22,642	38.0	18,434	33.5	8,729	34.9
Installment	6,769	13.2	6,404	13.0	4,264	14.3
Payment plan receivables	389	10.8	754	17.4	486	11.5
Unallocated	14,279		14,866		11,331
Total	$67,915	100.0%	$81,717	100.0%	$57,900	100.0%

	2007		2006
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans

	(dollars in thousands)
Commercial	$27,829	41.8%	$15,010	43.5%
Mortgage	4,657	35.6	1,645	36.0
Installment	3,224	14.4	2,469	14.1
Payment plan receivables	475	8.2	292	6.4
Unallocated	9,109		7,463
Total	$45,294	100.0%	$26,879	100.0%

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2010		2009		2008
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
(dollars in thousands)
Non-interest bearing demand	$349,376		$321,802		$301,117
Savings and NOW	1,089,992	0.26%	992,529	0.58%	968,180	1.06%
Time deposits	978,098	2.59	1,019,624	2.91	917,403	3.97
Total	$2,417,466	1.17%	$2,333,955	1.52%	$2,186,700	2.14%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2010:

(in thousands)
Three months or less	$42,581
Over three through six months	28,367
Over six months through one year	48,947
Over one year	46,233
Total	$166,128

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income (loss) to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:
	2010	2009	2008	2007	2006
Income (loss) from continuing operations as a percent of(1)
Average common equity	(54.38)%	(90.72)%	(39.01)%	3.96%	13.06%
Average total assets	(0.75)	(3.17)	(2.88)	0.31	0.99

Net income (loss) as a percent of(1)
Average common equity	(54.38)%	(90.72)	(39.01)	4.12	12.82
Average total assets	(0.75)	(3.17)	(2.88)	0.32	0.97

Dividends declared per share as a percent of diluted net income per share	0.00	NM	NM	185.43	54.73

Average shareholders' equity as a percent of average total assets	3.92	5.80	7.50	7.72	7.60

(1) For 2010, 2009 and 2008, these amounts are calculated using loss from continuing operations applicable to common stock and net loss applicable to common stock.
NM – Not meaningful.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS

Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Item 8, Part II of this report.

ITEM 1A.	RISK FACTORS

Our results of operations, financial condition, and business may be materially and adversely affected if we are unable to successfully implement our Capital Plan.

Our Capital Plan, which is described in more detail under “Business – Recent Developments” above, has a primary objective of achieving and thereafter maintaining certain minimum capital ratios required by resolutions adopted by our bank's Board of Directors in December 2009 (as subsequently amended).  In 2009 and 2010, we engaged in various transactions to help us achieve the minimum capital ratios set forth in the Capital Plan, which are also described under "Business – Recent Developments" above.  However, we have not yet completed the final initiative of our Capital Plan, which is a public offering for cash.  As of December 31, 2010, our bank met one of the two minimum capital ratios set forth in the resolutions, but not both.

In light of our continued improvements in asset quality and other positive indicators, including our updated financial projections, we are reevaluating our alternatives for achieving the objectives of the Capital Plan, including the size and timing of any common stock offering.  This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the Treasury.

However, whatever strategy we pursue to reach the objectives of the Capital Plan will involve risks and uncertainties.  The successful implementation of our Capital Plan is, in many respects, largely out of our control as it primarily depends on factors such as our ability to raise new capital, which depends on factors such as the stability of the financial markets, other macro economic conditions, and investors’ perception of the ability of the Michigan economy to continue to recover from the current recession.  In addition, other risks, including each of those described in these "Risk Factors," could negatively affect our operating performance in significant ways, which would in turn have a negative impact on our ability to reach the goals set forth in our Capital Plan.

If we are unable to achieve the minimum capital ratios set forth in our Capital Plan, it would likely materially and adversely affect our business, financial condition, and the value of our securities. An inability to improve our capital position would make it very difficult for us to withstand continued losses as a result of continued economic difficulties in Michigan and other factors, as described elsewhere in this “Risk Factors” section.  It is possible that our bank’s capital could fall below the levels necessary to remain well-capitalized under federal regulatory standards.  In that case, our primary bank regulators may impose regulatory restrictions and requirements on us through a regulatory enforcement action. If our bank fails to remain well-capitalized under federal regulatory standards, it will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC, which would likely have a material adverse impact on our business and financial condition. If our regulators take enforcement action against us, it would likely increase our expenses (due to additional costs associated with complying with such enforcement action) and could limit our business operations (due to restrictions imposed by the enforcement action). There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC.

Because of our financial condition at March 31, 2010, we received a letter from Fannie Mae in May 2010 advising us that we were in breach of our selling and servicing contract with Fannie Mae. The letter states that if this breach is not remedied as evidenced by our call report as of June 30, 2010, Fannie Mae will suspend our servicing contract. The suspension of our contract with Fannie Mae could have a material adverse impact on our financial condition and results of operations. While our bank remains “well-capitalized” as of December 31, 2010, the financial condition underlying the May 2010 letter has not been remedied and we have not received further correspondence from Fannie Mae. Thus, this matter remains unresolved and the risk exists that Fannie Mae may require us to very quickly sell or transfer mortgage servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and future earnings prospects. Although we have not received any notice from Freddie Mac similar to the notice we received from Fannie Mae, a similar type of action could be taken by Freddie Mac.

Additional restrictions would make it increasingly difficult for us to withstand the current economic conditions, any continued deterioration in our loan portfolio, or any additional charges related to estimated potential incurred losses for Mepco from vehicle service contract counterparty contingencies. We could then be required to engage in a sale or other transaction with a third party or our bank could be placed into receivership by bank regulators. Any such event could be expected to result in a loss of the entire value of our outstanding shares of common stock and it could also result in a loss of the entire value of our outstanding trust preferred securities and preferred stock.

We may not achieve results similar to our current financial projections.

In our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), we disclose certain information regarding our potential future financial performance, including  our belief that our bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, and attain the bank regulatory capital ratios required by the Capital Plan in 2012 and our belief that our bank can return to profitability in 2012.  These projections and assumptions were based on information about circumstances and conditions existing as of the date of this Annual Report on Form 10-K. The projections are based on estimates and assumptions that are inherently uncertain and, though considered reasonable by us, are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that actual results will not be significantly different than the information disclosed.  It is possible that our bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability.  Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.  We do not intend to update any such forward-looking information. Neither we nor any other person or entity assumes any responsibility for the accuracy or validity of these projections, as the projections are not, and should not be taken as, a guarantee of our future financial performance or condition.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses, despite analyses that have been conducted (both internally and externally by independent third parties) to assess the adequacy of our allowance.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We have experienced and may continue to experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $67.6 million and $109.9 million at December 31, 2010 and December 31, 2009, respectively. Our allowance coverage ratio of non-performing loans was 100.5% and 74.4% at December 31, 2010 and December 31, 2009, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies would have a material adverse effect on our results of operations and financial condition.

Although we have performed internal and external testing of our loan portfolio to help ensure the adequacy of our allowance for loan losses, if the assumptions or judgments used in these analyses prove to be incorrect, our current allowance for loan losses may not be sufficient to cover loan losses inherent in our loan portfolio.  In addition, these analyses were completed in early 2010, and we have not undertaken updated analyses with the same level of detail. Material additions to our allowance would adversely impact our operating results. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs, notwithstanding any internal or external analysis that has been performed.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally, and particularly by economic conditions in Michigan.

Our success depends to a great extent upon the general economic conditions in Michigan’s lower peninsula. We have in general experienced a slowing economy in Michigan since 2001. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Michigan’s lower peninsula. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans will be impacted by local economic conditions. The economic difficulties faced in Michigan have had and may continue to have many adverse consequences, including the following:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.

Additionally, the overall capital and credit markets have experienced unprecedented levels of volatility and disruption since the start of the U.S. recession. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the U.S. recession, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly and may continue to increase. While Michigan's unemployment rate has declined in recent months, it is still among the highest of all states.

While we believe we started to see some positive trends in the Michigan economy in 2010, the general business environment has continued to have an overall adverse effect on our business during 2010. If conditions do not show some meaningful and sustainable improvement, our business, financial condition, and results of operations will likely continue to be adversely affected by economic conditions.

Current market developments, particularly in real estate markets, may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a result of these conditions, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers including financial institutions.

Although we believe the Michigan economy started to show signs of stabilization in 2010, it is possible conditions will not stabilize or recover at or even close to the pace expected.

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

Events in the vehicle service contract industry over the past few years have increased our credit risk and reputation risk and could expose us to further significant losses.

One of our subsidiaries, Mepco, is engaged in the business of acquiring and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco. The refund obligations of these counterparties are not fully secured.

In addition, several of these providers, including the counterparty described in the next risk factor below and other companies from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission (FTC) but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership, filed bankruptcy, or discontinued their business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has adversely affected and may in the future continue to adversely affect sales and customer cancellations of purchased products throughout the industry, which have already been negatively impacted by the economic recession. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry.

These events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems. Net payment plan receivables totaled $201.3 million (or approximately 7.9% of total assets) and $406.3 million (or approximately 13.7% of total assets) at December 31, 2010 and 2009, respectively. We expect that the amount of total payment plan receivables will decline at a more moderate pace during 2011. This decline in payment plan receivables has adversely impacted our net interest income and net interest margin.

Mepco has significant exposure to a single counterparty that filed bankruptcy in 2010. The charges we have taken for expected losses related to the failure of this counterparty have had a material adverse effect on our financial condition and results of operations. If actual losses exceed the charges we have taken, we may incur additional losses that could be material.

Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010.  The amount of payment plan receivables purchased from this counterparty and outstanding at December 31, 2010 totaled approximately $29.0 million (compared to $206.1 million at December 31, 2009). In addition, as of December 31, 2010, this counterparty owed Mepco $49.2 million for previously cancelled payment plans. The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco had purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the last half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty.  During 2010 this reserve was increased by $3.6 million, to $22.6 million as of December 31, 2010.  In addition, at December 31, 2010, Mepco had recorded a receivable of $3.4 million for debtor-in-possession financing and associated professional fees related to the above described single counterparty.

We believe our assumptions regarding our ability to collect amounts owing to Mepco as a result of this counterparty's failure are reasonable, and we based them on our good faith judgments using data currently available. We also believe the current amount of reserves we have established and the vehicle service contract counterparty contingencies expense that we have recorded are appropriate given our estimate of probable incurred losses at the applicable balance sheet date. However, because of the uncertainty surrounding the numerous and complex assumptions made, there is a risk that the reserves we have established related to the failure of this counterparty will not be sufficient to absorb the actual losses we may incur, as described in more detail in the next risk factor.

The assumptions we make in calculating estimated potential losses for Mepco may be inaccurate, which could lead to losses that are materially greater than the charges we have taken to date.

We make a number of key assumptions in calculating the estimated potential losses for Mepco, including the likelihood that a counterparty could discontinue its business operations, the cancellation rates for outstanding payment plans, the value of and our ability to collect any collateral securing the amounts owed to Mepco upon cancellation of outstanding payment plans, and our ability to collect such amounts from other counterparties obligated to Mepco. It is only within the approximately past 18 to 24 months that events have occurred that have led to a significant increase in vehicle service contract counterparty contingencies expense. The aggregate amount of vehicle service contract counterparty contingencies expense recorded in past years has grown from $0 in 2007, to $1.0 million in 2008, to $31.2 million in 2009, and declined to $18.6 million in 2010. As a result, Mepco does not have much historical data to draw from in making the assumptions necessary to predict probable incurred losses (such as the ability to successfully recover from service contract administrators amounts funded by Mepco to the service contract seller). If actual cancellation rates are higher than we estimated or if actual counterparty repayments are less than we estimated, the amount of our reserves may be insufficient to cover our actual losses, and the additional losses we incur could be material. Moreover, we have been forced to bring suit against certain counterparties in order to collect amounts owed to Mepco.  We expect we will need to initiate additional lawsuits against other counterparties that do not pay their obligations to Mepco, which adds further uncertainty to our assumptions. These assumptions are very difficult to make, and actual events could be materially different from any one or more of our assumptions. In that case, we may incur additional, and possibly material, losses in excess of the charges we have taken.

Mepco has historically contributed a meaningful amount of profit to our consolidated results of operations, but the size of its business shrunk significantly in 2010 and may continue to shrink, albeit at a more moderate pace.

For 2008 and 2007, Mepco had net income of $10.7 million and $5.5 million, respectively. With the counterparty losses experienced by Mepco late in 2009 (including those related to the counterparty described above) and a $16.7 million goodwill impairment charge, Mepco incurred an $11.7 million loss in 2009. For 2010, Mepco reported a net loss of $1.4 million.

Net payment plan receivables totaled $201.3 million (or approximately 7.9% of total assets) and $406.3 million (or approximately 13.7% of total assets) at December 31, 2010 and 2009, respectively.  This represents a decline of over 50% in 2010. We expect that the amount of total payment plan receivables will decline at a more moderate pace during 2011. This decline in payment plan receivables has adversely impacted our net interest income and net interest margin.

Mepco’s business is highly specialized and presents unique operational and internal control challenges.

Mepco faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans. Mepco’s business is highly specialized, and its success depends largely on the continued services of its executives and other key employees familiar with its business. In addition, because activity in this market is conducted primarily through relationships with unaffiliated vehicle service contract direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight is generally more difficult than in our bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of material loss in this business.

Our operations may be adversely affected if we are unable to secure adequate funding. Our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility.

We rely on wholesale funding, including Federal Home Loan Bank borrowings, brokered deposits, and Federal Reserve Bank borrowings, to augment our core deposits to fund our business. As of December 31, 2010, our use of such wholesale funding sources amounted to approximately $344.6 million or 14.8% of total funding. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale sources may be dependent on the confidence these parties have in our commercial and consumer banking operations. The continued availability to us of these funding sources is uncertain, and brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

The constraint on our liquidity would be exacerbated if we were to experience a reduction in our core deposits, and we cannot be sure we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that were in the FDIC Transaction Account Guarantee Program (“TAGP”), which expired on December 31, 2010, may be particularly susceptible to outflow, although the Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts. At December 31, 2010 we had $156.9 million of uninsured deposits and an additional $139.0 million of deposits that were in non-interest bearing transaction accounts and fully insured through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

As a result of these liquidity risks, we have increased our level of overnight cash balances in interest-bearing accounts to $336.4 million at December 31, 2010 from $223.5 million at December 31, 2009.  We have also issued longer-term (two to five years) callable brokered certificates of deposit and reduced certain secured borrowings to increase available funding sources. We believe these actions will assist us in meeting our liquidity needs during 2011.  However, these actions have had and are expected to continue to have an adverse impact on our net interest income and net interest margin. Net interest income totaled $111.7 million during 2010, which represents a $26.9 million or 19.4% decrease from 2009. The decrease in net interest income in 2010 compared to 2009 reflects decline in our net interest margin as well as a decrease in average interest-earning assets.

In addition, if we fail to remain “well-capitalized” under federal regulatory standards, we will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC. As of December 31, 2010, we had brokered deposits of approximately $273.5 million. Approximately $22.2 million of these brokered deposits mature during the next 12 months. As a result, any such restrictions on our ability to access brokered deposits are likely to have a material adverse impact on our business and financial condition.

Moreover, we cannot be sure we will be able to maintain our current level of core deposits. Our deposit customers could move their deposits in reaction to media reports about bank failures in general or, particularly, if our financial condition were to deteriorate further. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

Our financial performance will be materially and adversely affected if we are unable to maintain our access to funding or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.

Dividends being deferred on our outstanding trust preferred securities and our outstanding preferred stock are accumulating and are expected to continue to increase as we have no current plans to resume such dividend payments at any time in the near future.

We are currently deferring payment of quarterly dividends on our preferred stock held by the Treasury, which pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and 9% per annum thereafter. In addition, we have exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities are also being deferred. We may defer such interest payments for a total of 20 consecutive calendar quarters without causing an event of default under the documents governing these securities. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default.

We do not have any current plans to resume dividend payments on our outstanding trust preferred securities or our outstanding preferred stock. If and when either of such payments resume, however, the accrued amounts must be paid and made current. As of December 31, 2010, the amount of these accrued but unpaid dividends on our outstanding trust preferred securities and our outstanding Series B Convertible Preferred Stock was $5.0 million.

We face uncertainty with respect to legislative efforts by the federal government to help stabilize the U.S. financial system, address problems that caused the recent crisis in the U.S. financial markets, or otherwise regulate the financial services industry.

Beginning in the fourth quarter of 2008, the federal government enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See “Business—Regulatory Developments” above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation or worsening of depressed financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

In addition, additional legislation or regulations may be adopted in the future that could adversely impact us. For example, on July 21, 2010, the President signed the Dodd-Frank Act into law, which includes the creation of a new Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws, the creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission, a provision that will broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000, a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, a provision that will require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009, and new restrictions on how mortgage brokers and loan originators may be compensated. When implemented, these provisions may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs. Many aspects of the new law require federal regulatory authorities to issue regulations that have not yet been issued, so the full impact of the Dodd-Frank Act is not yet known. This legislation as well as other similar federal initiatives could have a material adverse impact on our business.

We have credit risk inherent in our securities portfolio.

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $5.2 million as of December 31, 2010 (compared to approximately $10 million as of December 31, 2009). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that we do not control, such as market interest rates.

A portion of our revenues are derived from gains on the sale of real estate mortgage loans. We realized net gains of $12.3 million on the sale of mortgage loans during 2010 compared to $10.9 million during 2009.  These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.

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
We are unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:

•	inflation or deflation rates;
•	levels of business activity;
•	recession;
•	unemployment levels;
•	money supply;
•	domestic or foreign events; and
•	instability in domestic and foreign financial markets.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations and the ability to implement our Capital Plan and business strategies.

The continuity of our operations is influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our Capital Plan and our strategies. We do not have employment or non-compete agreements with any of our executives or other key employees (although we recently entered into a Consulting and Transition Agreement with our Chief Executive Office in connection with our recently announced management transition plan). In addition, we face restrictions on our ability to compensate our executives as a result of our participation in the CPP under TARP. Many of our competitors do not face these same restrictions. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

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

We will face challenges in our ability to achieve future growth in the near term.

Our current capital position has prevented us from pursuing any meaningful growth initiatives, and we have taken actions to shrink our balance sheet. Our current focus, as discussed elsewhere in this Annual Report on Form 10-K and in our annual report to shareholders included as Exhibit 13 to this Annual Report on Form 10-K, is to strengthen our capital base, as opposed to pursuing growth.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

We are generally subject to extensive regulation, supervision, and examination by federal and state banking authorities. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have a significant impact on the financial services industry. Recent legislative and regulatory changes as well as changes in regulatory enforcement policies and capital adequacy guidelines are likely to increase our cost of doing business. In addition, future legislative or regulatory changes could have a substantial impact on us. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority, and operations; increase our costs of doing business; and, as a result, give an advantage to our competitors who may not be subject to similar legislative and regulatory requirements. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.

There have been numerous media reports about bank failures, which we expect will continue as additional banks fail. These reports have created concerns among certain of our customers, particularly those with deposit balances in excess of deposit insurance limits.

We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. To date, we have not experienced a meaningful loss of core deposits, nor have we had to offer above market interest rates in order to retain our core deposits. However, we cannot be sure we will continue to be successful in maintaining the majority of our core deposit base. The outflow of significant amounts of deposits could have a material adverse impact on our liquidity and results of operations.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. Due to higher levels of bank failures beginning in 2008, the FDIC has taken numerous steps to restore reserve ratios of the deposit insurance fund. Our deposit insurance expense increased substantially in 2009 compared to prior periods, reflecting higher rates and a special assessment of $1.4 million in the second quarter of 2009. This industry-wide special assessment was equal to 5 basis points on our total assets less our Tier 1 capital. In addition, our balance of total deposits increased during 2009. During 2007, we fully utilized the assessment credits that reduced our expense during that year.

Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.  Deposit insurance assessments currently range from 0.07% to 0.78% of average domestic deposits, depending on an institution's risk classification and other factors.  Effective beginning April 1, 2011, banks will be charged FDIC insurance premiums based on net assets (defined as the quarter to date average daily total assets less the quarter to date average daily Tier 1 capital) rather than based on average domestic deposits.  Initial base assessment rates will vary from 0.05% to 0.35% of net assets and may be adjusted between negative 0.025% and positive 0.10% for an unsecured debt adjustment and a brokered deposit adjustment.  Assuming that we remain in the same risk category, we expect that this new FDIC assessment system will result in a decline in our deposit insurance premiums.  However, if our financial condition worsens and our Tier 1 capital deteriorates further, our deposit insurance expense may increase. The amount of deposit insurance that we are required to pay is also subject to factors outside of our control, including bank failures and regulatory initiatives. Such increases may adversely affect our results of operations.

Initiatives we may take to fully implement our Capital Plan could be highly dilutive to our existing common shareholders.

Our Capital Plan contemplates capital raising initiatives that involve the issuance of a significant number of shares of our common stock, as described under "Business – Recent Developments" above.  While we are currently re-evaluating the best strategy to implement our Capital Plan, any pursuit of these capital raising initiatives is likely to be highly dilutive to our existing common shareholders and their voting power. The market price of our common stock could decline as a result of the dilutive effect of the capital raising transactions we may enter into or the perception that such transactions could occur.

It is possible the Treasury or one or more private investors could end up owning a significant percentage of our stock and have the ability to exert significant influence over our management and operations.

One of the primary capital raising initiatives set forth in our Capital Plan consists of the conversion of the preferred stock held by the Treasury into shares of our common stock. As described under "Business – Recent Developments" above, the Series B Convertible Preferred Stock currently held by the Treasury is convertible into shares of our common stock. Any such conversion is likely to result in the Treasury owning a significant percentage of our outstanding common stock, perhaps over 50%.

Except with respect to certain designated matters, the Treasury has agreed to vote all shares of our common stock acquired upon conversion of the Series B Convertible Preferred Stock or upon exercise of the amended and restated Warrant that are beneficially owned by it and its controlled affiliates in the same proportion (for, against, or abstain) as all other shares of our common stock are voted. The "designated matters" are (i) the election and removal of our directors, (ii) the approval of any merger, consolidation or similar transaction that requires the approval of our shareholders, (iii) the approval of a sale of all or substantially all of our assets or property, (iv) the approval of our dissolution, (v) the approval of any issuance of any of our securities on which our shareholders are entitled to vote, (vi) the approval of any amendment to our organizational documents on which our shareholders are entitled to vote, and (vii) the approval of any other matters reasonably incidental to the foregoing as determined by the Treasury.

It is also possible that one or more investors, other than the Treasury, could end up as the owner of a significant portion of our common stock. This could occur, for example, if the Treasury transfers shares of the Series B Convertible Preferred Stock it holds or, upon conversion of such stock, transfers to a third party the common stock issued upon conversion. It also could occur if one or more large investors make a significant investment in any offering of our capital stock that we undertake.

Subject to the voting limitations applicable to the Treasury and its controlled affiliates described above, any such significant shareholder could exercise significant influence on matters submitted to our shareholders for approval, including the election of directors. In addition, having a significant shareholder could make future transactions more difficult or even impossible to complete without the support of such shareholder, whose interests may not coincide with interests of smaller shareholders. These possibilities could have an adverse effect on the market price of our common stock.

In addition to the foregoing, the Series B Convertible Preferred Stock we issued to the Treasury contains a provision that automatically increases the size of our board of directors by two persons and allows the Treasury to fill the two new director positions at such time, if any, as dividends payable on the Series B Convertible Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive. We are currently deferring quarterly dividends on the Series B Convertible Preferred Stock. If we continue to defer dividends each quarter, the Treasury would have the right to appoint these two directors beginning in approximately August 2011.

An offering of our common stock could trigger an ownership change under federal tax law that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future.

As of December 31, 2010, we had federal loss carryforwards of approximately $56.1 million. Under federal tax law, our ability to utilize this carryforward and other deferred tax assets is limited if we are deemed to experience a change of ownership pursuant to Section 382 of the Internal Revenue Code. This would result in our loss of the benefit of these deferred tax assets. Please see the more detailed discussion of these tax rules under “Results of Operations - Income Tax Expense (Benefit)” in our annual report to shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

The trading price of our common stock may be subject to continued significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:
•
actual or anticipated quarterly fluctuations in our operating and financial results, particularly if such results vary from the expectations of management, securities analysts, and investors, including with respect to further loan losses or vehicle service contract counterparty contingencies expenses we may incur;

•	announcements regarding significant transactions in which we may engage, including the initiatives that are part of our Capital Plan;
•	market assessments regarding such transactions, including the timing, terms, and likelihood of success of any offering of our common stock;
•	developments relating to litigation or other proceedings that involve us;
•	changes or perceived changes in our operations or business prospects;
•	legislative or regulatory changes affecting our industry generally or our businesses and operations;
•	the failure of general market and economic conditions to stabilize and recover, particularly with respect to economic conditions in Michigan, and the pace of any such stabilization and recovery;
•	the possible delisting of our common stock from Nasdaq or perceptions regarding the likelihood of such delisting;
•	the operating and share price performance of companies that investors consider to be comparable to us;
•	future offerings by us of debt, preferred stock, or trust preferred securities, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions;
•	actions of our current shareholders, including future sales of common stock by existing shareholders and our directors and executive officers; and
•	other changes in U.S. or global financial markets, economies, and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Stock markets in general, and our common stock in particular, have experienced significant volatility since October 2007 and continue to experience significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We and our bank operate a total of 121 facilities in Michigan and 1 facility in Chicago, Illinois.  The individual properties are not materially significant to us or our bank's business or to the consolidated financial statements.

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

ITEM 4.	[REMOVED AND RESERVED.]

ADDITIONAL ITEM - EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board of Directors at the meeting of Directors preceding the Annual Meeting of Shareholders.  There are no family relationships among these officers and/or our Directors nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to our executive officers at February 28, 2011.

		First elected as an executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (55)	President, Chief Executive Officer and Director (1)	1993

Robert N. Shuster (53)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (51)	Executive Vice President and Chief Lending Officer (2)	2007

William B. Kessel (46)	Executive Vice President and Chief Operations Officer (1)	2004

David C. Reglin (51)	Executive Vice President, Retail Banking	1998

Mark L. Collins (53)	Executive Vice President, General Counsel (3)	2009

Richard E. Butler (59)	Senior Vice President, Operations	1998

Peter R. Graves (53)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (45)	Senior Vice President, Controller	2002

(1)
As previously announced in a Form 8-K filed February 16, 2011, as part of a senior management succession plan, Mr. Magee will resign as President of Independent Bank Corporation and Independent Bank effective April 1, 2011, and Mr. Kessel will be appointed as President of both the Company and the bank, subject to regulatory approval.  The position of CEO will be transitioned from Mr. Magee to Mr. Kessel on December 31, 2012.

(2)	Prior to being named Executive Vice President and Chief Lending Officer in 2007, Ms. Kimball was a Senior Vice President at Comerica Incorporated since 1998.

(3)	Prior to being named Executive Vice President, General Counsel in 2009, Mr. Collins was a Partner with Varnum LLP, a Grand Rapids, Michigan based law firm, where he specialized in commercial law.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

PART II.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2010 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Internal Control Over Financial Reporting.

The management of Independent Bank Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to us and the board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in our annual report.

/s/Michael M. Magee, Jr.	/s/Robert N. Shuster
President and Chief	Executive Vice President
Executive Officer	and Chief Financial Officer

March 10, 2011

PART II.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our Directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to additional item under Part I of this report on Form 10-K.

CODE OF ETHICS - We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers.  A copy of our Code of Ethics is posted on our website at www.IndependentBank.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.

CORPORATE GOVERNANCE – Information relating to certain functions and the composition of our board committees, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

PART III.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2010.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	56,252	$42.76	92,815

Equity compensation plan not approved by security holders	None		None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 26, 2011 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located on the final page of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2011.

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

Michael M. Magee, Jr., President
and Chief Executive Officer
(Principal Executive Officer)	s/Michael M. Magee Jr.	March 8, 2011

Robert N. Shuster, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)	s/Robert N. Shuster	March 10, 2011

James J. Twarozynski, Senior Vice
President and Controller
(Principal Accounting Officer)	s/James J. Twarozynski	March 10, 2011

Donna J. Banks, Director

Jeffrey A. Bratsburg, Director	s/Jeffrey A. Bratsburg	March 8, 2011

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 8, 2011

Terry L. Haske, Director	s/Terry L. Haske	March 8, 2011

Robert L. Hetzler, Director

Michael M. Magee, Jr., Director	s/Michael M. Magee, Jr.	March 8, 2011

James E. McCarty, Director	s/James E. McCarty	March 8, 2011

Charles A. Palmer, Director	s/Charles A. Palmer	March 8, 2011

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 8, 2011

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH

10.1*	Independent Bank Corporation Long-Term Incentive Plan, as amended through December 17, 2010.

10.2*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors.

13
Annual report, relating to the April 26, 2011 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

24	Power of Attorney (included on page 42).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

EXHIBITS INCORPORATED BY REFERENCE

3.1
Restated Articles of Incorporation, conformed through May 12, 2009 (incorporated herein by reference to Exhibit 3.1 to our Form S-4 Registration Statement dated January 27, 2010, filed under registration No. 333-164546).

3.1(a)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 99.1 to our current report on Form 8-K dated February 1, 2010 and filed February 3, 2010).

3.1(b)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated April 9, 2010 and filed April 9, 2010).

3.1(c)
Certificate of Designations for Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B, filed as an amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated April 16, 2010 and filed April 21, 2010).

3.1(d)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated August 31, 2010 and filed August 31, 2010).

EXHIBIT INDEX (Continued)

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

4.7
First Supplemental Indenture of Independent Bank Corporation issued to IBC Capital Finance II dated as of April 1, 2010 (incorporated herein by reference to Exhibit 4.4 to our Form S-4/A Registration Statement dated April 5, 2010, filed under registration No. 333-164546).

4.8
8.25% Junior Subordinated Debenture of Independent Bank Corporation dated March 19, 2003 (incorporated herein by reference to Exhibit 4.6 to our report on Form 10-Q for the quarter ended March 31, 2003).

4.9
Cancellation Direction and Release between Independent Bank Corporation, IBC Capital Finance II and U.S. Bank National Association dated as of June 23, 2010 and related Irrevocable Stock Power (incorporated herein by reference to Exhibit 4.9 to our Form S-1 Registration Statement dated July 8, 2010, filed under registration No. 333-168032).

4.10
Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

4.11
Warrant dated December 12, 2008 to purchase shares of Common Stock of Independent Bank Corporation (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).

4.12
Certificate for the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K dated April 16, 2010 and filed April 21, 2010).

4.13
Amended and Restated Warrant dated April 16, 2010 to purchase shares of Common Stock of Independent Bank Corporation (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K dated April 16, 2010 and filed April 21, 2010).

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

EXHIBIT INDEX (Continued)

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

10.7
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

10.9
Exchange Agreement, dated April 2, 2010, between Independent Bank Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated April 2, 2010 and filed on April 2, 2010).

10.10
Form of waiver agreement executed by, among other employees, Michael M. Magee (President and Chief Executive Officer), William B. Kessel (Executive Vice President and Chief Operating Officer), Robert N. Shuster (Executive Vice President and Chief Financial Officer), David C. Reglin (Executive Vice President for Retail Banking), Stefanie M. Kimball (Executive Vice President and Chief Lending Officer), and Mark L. Collins (Executive Vice President and General Counsel) (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated April 16, 2010 and filed on April 21, 2010).

10.11
Technology Outsourcing Renewal Agreement, dated as of April 1, 2006, between Independent Bank Corporation and Metavante Corporation (incorporated herein by reference to Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2006).

10.12
Amendment to Technology Outsourcing Renewal Agreement, dated as of July 8, 2010, between Independent Bank Corporation and Metavante Corporation (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated July 22, 2010 and filed on July 27, 2010).

10.13*
Consulting and Transition Agreement, dated February 16, 2011, by and among Independent Bank Corporation, Independent Bank, and Michael M. Magee, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated February 15, 2011 and filed on February 16, 2011).

* Represents a compensation plan.