Form 10-Q
period 2011-03-31
INDEPENDENT BANK CORP /MI/
filed 2011-05-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	8,274,057
Class	Outstanding at May 6, 2011

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

Index

•	further adverse developments in the vehicle service contract industry, whose recent turmoil has increased the credit risk and reputation risk for our subsidiary, Mepco Finance Corporation;

•	potential limitations on our ability to access and rely on wholesale funding sources;

•	the risk that sales of our common stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes;

•	the continued services of our management team, particularly as we work through our asset quality issues and the implementation of our capital restoration plan;

•
implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry, the exact nature and extent of which cannot be determined at this time; and

•	the risk that our common stock may be delisted from the Nasdaq Global Select Market.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks may not be the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$50,926	$48,933
Interest bearing deposits	337,064	336,441
Cash and Cash Equivalents	387,990	385,374
Trading securities	105	32
Securities available for sale	111,936	67,864
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,630	23,630
Loans held for sale, carried at fair value	20,351	50,098
Loans
Commercial	689,772	707,530
Mortgage	639,372	658,679
Installment	232,700	245,644
Payment plan receivables	170,626	201,263
Total Loans	1,732,470	1,813,116
Allowance for loan losses	(66,135)	(67,915)
Net Loans	1,666,335	1,745,201
Other real estate and repossessed assets	37,513	39,413
Property and equipment, net	67,033	68,359
Bank-owned life insurance	48,347	47,922
Other intangibles	8,637	8,980
Capitalized mortgage loan servicing rights	15,531	14,661
Prepaid FDIC deposit insurance assessment	14,751	15,899
Vehicle service contract counterparty receivables, net	40,592	37,270
Accrued income and other assets	33,453	30,545
Total Assets	$2,476,204	$2,535,248
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$444,707	$451,856
Savings and NOW	1,005,756	995,662
Retail time	522,338	530,774
Brokered time	250,166	273,546
Total Deposits	2,222,967	2,251,838
Other borrowings	46,015	71,032
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	13,668	11,739
Accrued expenses and other liabilities	30,441	31,379
Total Liabilities	2,363,266	2,416,163
Shareholders' Equity
Preferred stock, no par value, 200,000 shares authorized; 74,426 shares issued and outstanding at March 31, 2011 and December 31, 2010; per share liquidation preference: $1,049 at March 31, 2011 and $1,036 at December 31, 2010	76,708	75,700
Common stock, no par value–authorized: 500,000,000 shares at March 31, 2011 and December 31, 2010; issued and outstanding: 8,123,969 shares at March 31, 2011 and 7,860,483 shares at December 31, 2010	247,406	246,407
Accumulated deficit	(198,311)	(189,902)
Accumulated other comprehensive loss	(12,865)	(13,120)
Total Shareholders' Equity	112,938	119,085
Total Liabilities and Shareholders' Equity	$2,476,204	$2,535,248

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Interest Income	(In thousands, except per share data)
Interest and fees on loans	$29,484	$39,027
Interest on securities
Taxable	467	1,160
Tax-exempt	332	685
Other investments	435	372
Total Interest Income	30,718	41,244
Interest Expense
Deposits	4,945	8,219
Other borrowings	1,323	2,994
Total Interest Expense	6,268	11,213
Net Interest Income	24,450	30,031
Provision for loan losses	11,076	17,014
Net Interest Income After Provision for Loan Losses	13,374	13,017
Non-interest Income
Service charges on deposit accounts	4,282	5,275
Net gains (losses) on assets
Mortgage loans	1,935	1,843
Securities	213	265
Other than temporary loss on securities available for sale
Total impairment loss	(469)	(118)
Loss recognized in other comprehensive income	327	-
Net impairment loss recognized in earnings	(142)	(118)
Interchange income	2,168	1,936
Mortgage loan servicing	896	432
Title insurance fees	473	494
Other	2,886	2,254
Total Non-interest Income	12,711	12,381
Non-interest Expense
Compensation and employee benefits	12,349	13,213
Loan and collection	3,867	4,786
Occupancy, net	3,101	2,909
Vehicle service contract counterparty contingencies	2,346	3,418
Data processing	2,310	2,469
Furniture, fixtures and equipment	1,418	1,719
Net losses on other real estate and repossessed assets	1,406	2,029
FDIC deposit insurance	1,235	1,802
Credit card and bank service fees	1,047	1,675
Communications	948	1,073
Legal and professional fees	778	1,136
Advertising	554	779
Costs related to unfunded lending commitments	95	56
Other	2,040	2,435
Total Non-interest Expense	33,494	39,499
Loss Before Income Tax	(7,409)	(14,101)
Income tax benefit	(8)	(264)
Net Loss	$(7,401)	$(13,837)
Preferred stock dividends and discount accretion	1,008	1,077
Net Loss Applicable to Common Stock	$(8,409)	$(14,914)
Net Loss Per Common Share
Basic	$(1.06)	$(6.21)
Diluted	(1.06)	(6.21)
Dividends Per Common Share
Declared	$.00	$.00
Paid	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2011	2010
	(unaudited)
	(In thousands)
Net Loss	$(7,401)	$(13,837)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	122,838	91,496
Disbursements for loans held for sale	(91,156)	(85,950)
Provision for loan losses	11,076	17,014
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(3,736)	(9,321)
Net gains on sales of mortgage loans	(1,935)	(1,843)
Net gains on securities	(213)	(265)
Securities impairment recognized in earnings	142	118
Net losses on other real estate and repossessed assets	1,406	2,029
Vehicle service contract counterparty contingencies	2,346	3,418
Deferred loan fees	(28)	329
Share based compensation	153	157
(Increase) decrease in accrued income and other assets	1,821	1,524
Increase (decrease) in accrued expenses and other liabilities	(562)	5,460
	42,152	24,166
Net Cash from Operating Activities	34,751	10,329
Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	12,399	25,415
Proceeds from the maturity of securities available for sale	295	890
Principal payments received on securities available for sale	1,228	6,006
Purchases of securities available for sale	(62,894)	(15,188)
Net decrease in portfolio loans (loans originated, net of principal payments)	63,644	100,476
Proceeds from the collection of vehicle service contract counterparty receivables	544	-
Proceeds from the sale of other real estate and repossessed assets	4,519	4,008
Capital expenditures	(757)	(1,432)
Net Cash from Investing Activities	18,978	120,175
Cash Flow used in Financing Activities
Net decrease in total deposits	(28,871)	(68,226)
Net decrease in other borrowings	(6)	(1,648)
Proceeds from Federal Home Loan Bank advances	4,000	28,000
Payments of Federal Home Loan Bank advances	(29,011)	(10)
Net increase (decrease) in vehicle service contract counterparty payables	1,929	(6,922)
Proceeds from issuance of common stock	846	-
Net Cash used in Financing Activities	(51,113)	(48,806)
Net Increase in Cash and Cash Equivalents	2,616	81,698
Cash and Cash Equivalents at Beginning of Period	385,374	288,736
Cash and Cash Equivalents at End of Period	$387,990	$370,434
Cash paid during the period for
Interest	$5,806	$9,892
Income taxes	20	62
Transfer of loans to other real estate and repossessed assets	4,025	14,787
Transfer of payment plan receivables to vehicle service contract counterparty receivables	6,312	17,377

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended
	March 31,
	2011	2010
	(unaudited)
	(In thousands)
Balance at beginning of period	$119,085	$109,861
Net loss	(7,401)	(13,837)
Preferred dividends	-	(900)
Issuance of common stock	846	-
Share based compensation	153	157
Net change in accumulated other comprehensive loss, net of related tax effect	255	1,930
Balance at end of period	$112,938	$97,211

See notes to interim condensed consolidated financial statements (unaudited)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2010 included in our annual report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2011 and December 31, 2010, and the results of operations for the three-month periods ended March 31, 2011 and 2010.  The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2010 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.  In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, an amendment to FASB ASC Topic 310 “Receivables”.  Given the recent economic downturn, the volume of debt restructured (modified) by creditors has increased. This ASU gives additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.  Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2011
U.S. Treasury	$50,656	$14	$-	$50,670
U.S. agency residential mortgage-backed	12,820	227	23	13,024
Private label residential mortgage-backed	17,156	23	4,032	13,147
Obligations of states and political subdivisions	31,207	393	538	31,062
Trust preferred	4,691	-	658	4,033
Total	$116,530	$657	$5,251	$111,936

December 31, 2010
U.S. agency residential mortgage-backed	$13,103	$249	$21	$13,331
Private label residential mortgage-backed	18,203	31	4,050	14,184
Obligations of states and political subdivisions	31,534	375	650	31,259
Trust preferred	9,472	116	498	9,090
Total	$72,312	$771	$5,219	$67,864

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
March 31, 2011
U.S. agency residential mortgage-backed	$2,715	$23	$-	$-	$2,715	$23
Private label residential mortgage-backed	285	34	11,830	3,998	12,115	4,032
Obligations of states and political political subdivisions	6,115	353	1,836	185	7,951	538
Trust preferred	-	-	4,003	658	4,003	658
Total	$9,115	$410	$17,669	$4,841	$26,784	$5,251

December 31, 2010
U.S. agency residential mortgage-backed	$2,733	$21	$-	$-	$2,733	$21
Private label residential mortgage-backed	-	-	12,624	4,050	12,624	4,050
Obligations of states and political subdivisions	8,371	428	1,796	222	10,167	650
Trust preferred	-	-	2,384	498	2,384	498
Total	$11,104	$449	$16,804	$4,770	$27,908	$5,219

Index

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

U.S. Agency residential mortgage-backed securities — at March 31, 2011 we had 3 securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rising interest rates. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage-backed securities — at March 31, 2011 we had 11 securities whose fair value is less than amortized cost.  Seven of the issues are rated by a major rating agency as investment grade while three are below investment grade and one is split rated.  Seven of these bonds have impairment in excess of 10% and only one of these holdings has been impaired for less than 12 months.

The unrealized losses, while relatively unchanged during the first three months of 2011, are largely attributable to credit spread widening on these securities. The underlying loans within these securities include Jumbo (58%) and Alt A (42%) at March 31, 2011.

	March 31, 2011		December 31, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$7,671	$(2,596)	$8,429	$(2,600)
Alt-A	5,476	(1,413)	5,755	(1,419)

All of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 29% to 59% (at origination date) of the collateral pool. Typical exposure levels to California (median exposure was 39% at origination date) are consistent with overall market collateral characteristics. Five transactions have modest exposure to Florida, ranging from 5% to 11% (at origination date), and one transaction has modest exposure to Arizona (5% at origination date). The underlying collateral pools do not have meaningful exposure to Nevada, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, eight transactions have concentrations in interest only loans ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (15%), senior (44%), senior support (22%) and mezzanine (19%). The mezzanine classes are from seasoned transactions (76 to 106 months) with significant levels of subordination (9% to 27%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

In addition to the review discussed above, certain private label residential mortgage-backed securities, including the three securities with a rating below investment grade, were reviewed for OTTI utilizing a cash flow projection. The scope of review included securities that account for 100% of the $4.0 million in gross unrealized losses. The cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions were based on recently observed prepayment rates. More weight was given to longer term historic performance (12 months). Recent prepayment experience has increased somewhat due to an increase in nonconforming loans being refinanced into conventional transactions. In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates are estimated at 15% to 25% CPR. For fixed rate collateral (two transactions), the prepayment speeds are projected to be flat to modestly lower.

Default assumptions are largely based on the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Other considerations include the quality of loan underwriting, recent default experience, realized loss performance and the volume of less severe delinquencies. Default levels generally are projected to remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline, generally beginning in year three. Current loss severity assumptions are based on recent observations when meaningful data is available. Loss severity is expected to remain elevated for the next three years as recent housing data remains weak. Severity is expected to decline beginning in year four as the back log of foreclosure and distressed sales clear the market.  Except for two securities discussed in further detail below (both are currently below investment grade), our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At March 31, 2011 two below investment grade private label residential mortgage-backed securities with fair values of $4.0 million and $0.3 million, respectively and unrealized losses of $1.9 million and $0.03 million, respectively (amortized cost of $5.9 million and $0.3 million, respectively) had losses that were considered other than temporary.

The underlying loans in the first transaction are 30 year fixed rate jumbos with an average origination date FICO of 748 and an average origination date loan-to-value ratio of 73%. The loans backing this transaction were originated in 2007 and is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.314 million of credit related OTTI  as of March 31, 2011 and was recognized in our consolidated statements of operations ($0.052 million and $0.051 million during the first quarter of 2011 and 2010, respectively and $0.197 million and $0.065 million during the years ended December 31, 2010 and 2009, respectively). The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

The underlying loans in the second transaction are 30 year hybrid ARM jumbos with an average origination date FICO of 740 and an average origination date loan-to-value ratio of 65%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated credit related OTTI of $0.288 million as of March 31, 2011 and was recognized in our consolidated statements of operations ($0.090 million during the first quarter of 2011 and $0.198 million during the year ended December 31, 2010). The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2011 we had 25 municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues.  The majority of the securities are not rated by a major rating agency. Approximately 72% of the non rated securities originally had a AAA credit rating by virtue of bond insurance. However, the insurance provider no longer has an investment grade rating. The remaining non rated issues are small local issues that did not receive a credit rating due to the size of the transaction. The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at March 31, 2011 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past three to four years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. During the first quarter of 2011 pricing for rated issues increased modestly while prices for non rated issues declined due to credit spread widening.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

One of the four securities is rated by a major rating agency as investment grade, while one is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other two are non-rated. The non-rated issues are relatively small banks and were never rated. The issuers of these non-rated trust preferred securities, which had a total amortized cost of $2.8 million and total fair value of $2.5 million as of March 31, 2011, continue to make interest payments and have satisfactory credit metrics.

An additional $0.250 million trust preferred security was written down to zero as of December 31, 2010, including a $0.067 million credit related OTTI charge in the first quarter of 2010.

The following table breaks out our trust preferred securities in further detail as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues	$1,577	$(308)	$6,290	$(375)
Unrated issues - no OTTI	2,456	(350)	2,800	(7)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

During the three month periods ended March 31, 2011 and 2010 we recorded in earnings OTTI charges on securities available for sale of $0.1 million in each period.

A rollforward of credit losses recognized in earnings on securities available for sale for the three month periods ending March 31, follows:

	2011	2010
	(In thousands)
Balance at beginning of year	$710	$248
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	142	118
Total	$852	$366

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$2,227	$2,247
Maturing after one year but within five years	59,039	59,298
Maturing after five years but within ten years	10,183	10,034
Maturing after ten years	15,105	14,186
	86,554	85,765
U.S. agency residential mortgage-backed	12,820	13,024
Private label residential mortgage-backed	17,156	13,147
Total	$116,530	$111,936

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2011	$12,399	$185	$45
2010	25,415	304	34

__________
(1) Losses in 2011 and 2010 exclude $0.142 million and $0.118 million, respectively of credit related OTTI recognized in earnings.

During 2011 and 2010 our trading securities consisted of various preferred stocks. During the first three months of 2011 and 2010 we recognized gains (losses) on trading securities of  $0.073 million and $(0.005) million, respectively, that are included in net gains (losses) on securities in the consolidated statements of operations.  Both of these amounts, relate to gains (losses)  recognized on trading securities still held at each respective period end.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:
	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2011
Balance at beginning of period	$23,836	$22,642	$6,769	$389	$14,279	$67,915
Additions (deductions)
Provision for loan losses	4,710	5,743	1,235	8	(620)	11,076
Recoveries credited to allowance	219	355	359	2	-	935
Loans charged against the allowance	(7,486)	(4,595)	(1,644)	(66)	-	(13,791)
Balance at end of period	$21,279	$24,145	$6,719	$333	$13,659	$66,135

2010
Balance at beginning of period	$41,259	$18,434	$6,404	$754	$14,866	$81,717
Additions (deductions)
Provision for loan losses	8,274	6,610	2,395	(92)	(173)	17,014
Recoveries credited to allowance	300	300	391	-	-	991
Loans charged against the allowance	(16,025)	(5,304)	(2,247)	(14)	-	(23,590)
Balance at end of period	$33,808	$20,040	$6,943	$648	$14,693	$76,132

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:
	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
March 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$9,036	$11,906	$2,140	$-	$-	$23,082
Collectively evaluated for impairment	12,243	12,239	4,579	333	13,659	43,053
Total ending allowance balance	$21,279	$24,145	$6,719	$333	$13,659	$66,135

Loans
Individually evaluated for impairment	$35,962	$107,347	$7,827	$-		$151,136
Collectively evaluated for impairment	656,040	535,097	225,773	170,626		1,587,536
Total loans recorded investment	692,002	642,444	233,600	170,626		1,738,672
Accrued interest included in recorded investment	2,230	3,072	900	-		6,202
Total Loans	$689,772	$639,372	$232,700	$170,626		$1,732,470

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$11,522	$11,567	$1,836	$-	$-	$24,925
Collectively evaluated for impairment	12,314	11,075	4,933	389	14,279	42,990
Total ending allowance balance	$23,836	$22,642	$6,769	$389	$14,279	$67,915

Loans
Individually evaluated for impairment	$53,415	$107,026	$6,904	$-		$167,345
Collectively evaluated for impairment	656,681	554,534	239,835	201,263		1,652,313
Total loans recorded investment	710,096	661,560	246,739	201,263		1,819,658

Accrued interest included in recorded investment	2,566	2,881	1,095	-		6,542
Total Loans	$707,530	$658,679	$245,644	$201,263		$1,813,116

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”)  follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
March 31, 2011
Commercial
Income producing - real estate	$-	$10,968	$10,968
Land, land development and
construction - real estate	-	7,785	7,785
Commercial and industrial	62	7,699	7,761
Mortgage
1-4 family	257	16,137	16,394
Resort lending	-	9,042	9,042
Home equity line of credit - 1st lien	-	1,009	1,009
Home equity line of credit - 2nd lien	-	1,277	1,277
Installment
Home equity installment - 1st lien	-	1,615	1,615
Home equity installment - 2nd lien	-	1,236	1,236
Loans not secured by real estate	-	747	747
Other	-	62	62
Payment plan receivables
Full refund	-	1,442	1,442
Partial refund	-	456	456
Other	-	68	68
Total recorded investment	$319	$59,543	$59,862
Accrued interest included in recorded investment	$10	$-	$10

December 31, 2010
Commercial
Income producing - real estate	$276	$11,925	$12,201
Land, land development and
construction - real estate	-	9,672	9,672
Commercial and industrial	675	7,016	7,691
Mortgage
1-4 family	-	19,428	19,428
Resort lending	-	9,206	9,206
Home equity line of credit - 1st lien	-	1,080	1,080
Home equity line of credit - 2nd lien	-	1,153	1,153
Installment
Home equity installment - 1st lien	-	1,916	1,916
Home equity installment - 2nd lien	-	1,373	1,373
Loans not secured by real estate	-	923	923
Other	-	34	34
Payment plan receivables
Full refund	-	2,470	2,470
Partial refund	-	329	329
Other	-	127	127
Total recorded investment	$951	$66,652	$67,603
Accrued interest included in recorded investment	$23	$-	$23

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2011
Commercial
Income producing - real estate	$3,469	$1,288	$5,776	$10,533	$288,879	$299,412
Land, land development and construction - real estate	78	329	4,642	5,049	55,749	60,798
Commercial and industrial	3,064	1,194	4,842	9,100	322,692	331,792
Mortgage
1-4 family	2,962	1,533	16,394	20,889	315,950	336,839
Resort lending	2,175	973	9,042	12,190	207,403	219,593
Home equity line of credit - 1st lien	240	151	1,009	1,400	25,164	26,564
Home equity line of credit - 2nd lien	780	249	1,277	2,306	57,142	59,448
Installment
Home equity installment - 1st lien	563	151	1,615	2,329	47,949	50,278
Home equity installment - 2nd lien	600	261	1,236	2,097	59,367	61,464
Loans not secured by real estate	894	338	747	1,979	116,703	118,682
Other	63	1	62	126	3,050	3,176
Payment plan receivables
Full refund	4,088	2,136	1,442	7,666	131,315	138,981
Partial refund	807	567	456	1,830	23,758	25,588
Other	315	125	68	508	5,549	6,057
Total recorded investment	$20,098	$9,296	$48,608	$78,002	$1,660,670	$1,738,672
Accrued interest included in recorded investment	$190	$109	$10	$309	$5,893	$6,202

December 31, 2010
Commercial
Income producing - real estate	$3,269	$914	$8,978	$13,161	$295,948	$309,109
Land, land development and construction - real estate	1,923	147	4,919	6,989	55,693	62,682
Commercial and industrial	1,636	2,204	4,665	8,505	329,800	338,305
Mortgage
1-4 family	4,074	2,349	19,428	25,851	319,361	345,212
Resort lending	2,667	1,003	9,206	12,876	215,398	228,274
Home equity line of credit - 1st lien	576	-	1,080	1,656	25,951	27,607
Home equity line of credit - 2nd lien	723	464	1,153	2,340	58,127	60,467
Installment
Home equity installment - 1st lien	472	228	1,916	2,616	50,150	52,766
Home equity installment - 2nd lien	746	529	1,373	2,648	63,345	65,993
Loans not secured by real estate	1,302	348	923	2,573	122,066	124,639
Other	51	16	34	101	3,240	3,341
Payment plan receivables
Full refund	6,475	3,957	2,470	12,902	148,751	161,653
Partial refund	1,134	642	329	2,105	24,170	26,275
Other	583	166	127	876	12,459	13,335
Total recorded investment	$25,631	$12,967	$56,601	$95,199	$1,724,459	$1,819,658
Accrued interest included in recorded investment	$225	$133	$23	$381	$6,161	$6,542

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :
	March 31,	December 31,
	2011	2010
	(In thousands)
Impaired loans with no allocated allowance
TDR	$24,319	$25,754
Non - TDR	1,945	4,495
Impaired loans with an allocated allowance
TDR - allowance based on collateral	20,467	19,418
TDR - allowance based on present value cash flow	87,079	93,070
Non - TDR - allowance based on collateral	19,358	21,623
Non - TDR - allowance based on present value cash flow	-	2,351
Total impaired loans	$153,168	$166,711

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$5,168	$5,462
TDR - allowance based on present value cash flow	12,205	12,086
Non - TDR - allowance based on collateral	5,709	6,644
Non - TDR - allowance based on present value cash flow	-	733
Total amount of allowance for loan losses allocated	$23,082	$24,925

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class at March 31, 2011 are as follows (1):
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$2,253	$4,012	$-	$3,399	$18
Land, land development & construction-real estate	871	965	-	1,236	13
Commercial and industrial	1,525	1,678	-	3,678	-
Mortgage
1-4 family	9,001	10,491	-	8,886	112
Resort lending	8,180	8,173	-	6,923	98
Home equity line of credit - 1st lien	-	-	-	-	-
Home equity line of credit - 2nd lien	118	189	-	106	1
Installment
Home equity installment - 1st lien	1,799	1,816	-	1,786	20
Home equity installment - 2nd lien	1,927	1,940	-	1,909	21
Loans not secured by real estate	669	711	-	440	6
Other	-	-	-	-	-
	26,343	29,975	-	28,363	289
With an allowance recorded:
Commercial
Income producing - real estate	15,495	21,405	3,723	15,851	89
Land, land development & construction-real estate	9,334	17,763	2,667	11,035	32
Commercial and industrial	9,022	10,685	2,646	10,761	49
Mortgage
1-4 family	64,814	67,273	8,265	64,486	683
Resort lending	25,234	26,823	3,641	26,775	244
Home equity line of credit - 1st lien	-	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	13	-
Consumer
Home equity installment - 1st lien	1,608	1,631	782	1,485	14
Home equity installment - 2nd lien	1,655	1,676	1,290	1,534	16
Loans not secured by real estate	169	170	68	213	1
Other	-	-	-	-	-
	127,331	147,426	23,082	132,153	1,128
Total
Commercial
Income producing - real estate	17,748	25,417	3,723	19,250	107
Land, land development & construction-real estate	10,205	18,728	2,667	12,271	45
Commercial and industrial	10,547	12,363	2,646	14,439	49
Mortgage
1-4 family	73,815	77,764	8,265	73,372	795
Resort lending	33,414	34,996	3,641	33,698	342
Home equity line of credit - 1st lien	-	-	-	-	-
Home equity line of credit - 2nd lien	118	189	-	119	1
Consumer
Home equity installment - 1st lien	3,407	3,447	782	3,271	34
Home equity installment - 2nd lien	3,582	3,616	1,290	3,443	37
Loans not secured by real estate	838	881	68	653	7
Other	-	-	-	-	-
Total	$153,674	$177,401	$23,082	$160,516	$1,417

Accrued interest included in recorded investment	$506

(1) There were no impaired payment plan receivables at March 31, 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class at December 31, 2010 are as follows (1):
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,545	$4,763	$-
Land, land development & construction-real estate	1,600	2,810	-
Commercial and industrial	5,830	5,873	-
Mortgage
1-4 family	8,770	10,551	-
Resort lending	5,666	5,670	-
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	93	93	-
Installment
Home equity installment - 1st lien	1,772	1,805	-
Home equity installment - 2nd lien	1,891	1,904	-
Loans not secured by real estate	211	220	-
Other	-	-	-
	30,378	33,689	-
With an allowance recorded:
Commercial
Income producing - real estate	16,206	22,748	4,279
Land, land development & construction-real estate	12,735	21,017	3,922
Commercial and industrial	12,499	13,844	3,321
Mortgage
1-4 family	64,157	66,379	8,223
Resort lending	28,315	28,874	3,319
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	25	97	25
Consumer
Home equity installment - 1st lien	1,361	1,374	620
Home equity installment - 2nd lien	1,413	1,429	1,110
Loans not secured by real estate	256	258	106
Other	-	-	-
	136,967	156,020	24,925
Total
Commercial
Income producing - real estate	20,751	27,511	4,279
Land, land development & construction-real estate	14,335	23,827	3,922
Commercial and industrial	18,329	19,717	3,321
Mortgage
1-4 family	72,927	76,930	8,223
Resort lending	33,981	34,544	3,319
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	118	190	25
Consumer
Home equity installment - 1st lien	3,133	3,179	620
Home equity installment - 2nd lien	3,304	3,333	1,110
Loans not secured by real estate	467	478	106
Other	-	-	-
Total	$167,345	$189,709	$24,925

Accrued interest included in recorded investment	$634

(1) There were no impaired payment plan receivables at December 31, 2010.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $160.5 million and $163.4 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the first three months of 2011 and 2010 was approximately $1.4 million and  $1.3 million, respectively, the majority of which was received in cash.

Troubled debt restructurings ("TDR") follow:
	March 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$9,772	$99,469		$109,241
Non-performing TDR's(1)	7,387	15,237	(2)	22,624
Total	$17,159	$114,706		$131,865

	December 31, 2010
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$16,957	$96,855		$113,812
Non-performing TDR's(1)	7,814	16,616	(2)	24,430
Total	$24,771	$113,471		$138,242

(1) Included in non-performing loans table above.
(2) Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Credit Quality Indicators – As part of our ongoing monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) weighted-average risk grade of commercial loans, (b) the level of classified commercial loans (c) credit scores of mortgage and installment loan borrowers (d) investment grade of certain counterparties for payment plan receivables and (e) delinquency history and non-performing loans.

For commercial loans we use a loan rating system that is similar to those employed by state and federal banking regulators. Loans are graded on a scale of 1 to 12. A description of the general characteristics of the ratings follows:

Ratings 1 through 6: These loans are generally referred to as our “non-watch” commercial credits that include very high or exceptional credit fundamentals through acceptable credit fundamentals.

Ratings 7 and 8: These loans are generally referred to as our “watch” commercial credits. These ratings include loans to borrowers that exhibit potential credit weakness or downward trends. If not checked or cured these trends could weaken our asset or credit position. While potentially weak, no loss of principal or interest is envisioned with these ratings.

Rating 9: These loans are generally referred to as our “substandard accruing” commercial credits. This rating includes loans to borrowers that exhibit a well-defined weakness where payment default is probable and loss is possible if deficiencies are not corrected. Generally, loans with this rating are considered collectible as to both principal and interest primarily due to collateral coverage.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ratings 10 and 11: These loans are generally referred to as our “substandard - non-accrual” and “Doubtful” commercial credits. These ratings include loans to borrowers with weaknesses that make collection of debt in full, on the basis of current facts, conditions and values at best questionable and at worst improbable. All of these loans are placed in non-accrual.

Rating 12: These loans are generally referred to as our “loss” commercial credits. This rating includes loans to borrowers that are deemed incapable of repayment and are charged-off.

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
	(In thousands)
March 31, 2011
Income producing - real estate	$223,224	$50,471	$14,749	$10,968	$299,412
Land, land development and construction - real estate	34,586	11,163	7,264	7,785	60,798
Commercial and industrial	272,294	34,057	17,742	7,699	331,792
Total	$530,104	$95,691	$39,755	$26,452	$692,002
Accrued interest included in total	$1,732	$327	$171	$-	$2,230

December 31, 2010
Income producing - real estate	$225,167	$57,536	$14,482	$11,925	$309,110
Land, land development and construction - real estate	33,356	14,780	4,873	9,672	62,681
Commercial and industrial	273,138	41,738	16,413	7,016	338,305
Total	$531,661	$114,054	$35,768	$28,613	$710,096
Accrued interest included in total	$1,897	$469	$200	$-	$2,566

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For each of our mortgage and consumer segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

The following table summarizes credit scores by loan class for our mortgage and installment  loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
March 31, 2011
800 and above	$28,427	$22,696	$4,238	$6,282	$61,643
750-799	65,727	85,875	8,777	17,655	178,034
700-749	64,844	55,210	4,683	14,794	139,531
650-699	55,731	25,523	3,592	8,708	93,554
600-649	39,325	11,602	1,592	3,702	56,221
550-599	30,803	10,710	1,640	4,077	47,230
500-549	30,869	4,575	1,272	2,396	39,112
Under 500	17,810	2,822	720	1,736	23,088
Unknown	3,303	580	50	98	4,031
Total	$336,839	$219,593	$26,564	$59,448	$642,444
Accrued interest included in total	$1,558	$1,104	$119	$291	$3,072

December 31, 2010
800 and above	$28,308	$21,385	$4,433	$6,386	$60,512
750-799	66,812	89,695	8,996	17,995	183,498
700-749	66,749	56,425	4,961	14,688	142,823
650-699	57,026	25,911	3,707	8,856	95,500
600-649	41,559	12,832	1,596	3,768	59,755
550-599	31,879	11,647	1,673	4,303	49,502
500-549	30,723	5,040	1,366	2,497	39,626
Under 500	19,005	2,941	742	1,853	24,541
Unknown	3,151	2,398	133	121	5,803
Total	$345,212	$228,274	$27,607	$60,467	$661,560
Accrued interest included in total	$1,413	$1,012	$135	$321	$2,881

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
March 31, 2011
800 and above	$5,486	$5,117	$12,682	$37	$23,322
750-799	14,026	18,235	44,002	509	76,772
700-749	8,505	13,926	25,202	787	48,420
650-699	7,929	9,690	14,962	766	33,347
600-649	5,519	5,402	7,852	371	19,144
550-599	3,862	4,456	4,872	242	13,432
500-549	3,234	2,886	3,877	237	10,234
Under 500	1,676	1,736	1,907	144	5,463
Unknown	41	16	3,326	83	3,466
Total	$50,278	$61,464	$118,682	$3,176	$233,600
Accrued interest included in total	$191	$218	$462	$29	$900

December 31, 2010
800 and above	$5,626	$5,618	$13,078	$22	$24,344
750-799	14,654	19,668	46,228	554	81,104
700-749	8,994	15,015	26,714	828	51,551
650-699	8,225	10,029	15,968	779	35,001
600-649	5,878	5,677	8,520	417	20,492
550-599	4,120	4,812	5,479	255	14,666
500-549	3,350	3,248	4,398	260	11,256
Under 500	1,809	1,848	2,087	163	5,907
Unknown	110	78	2,167	63	2,418
Total	$52,766	$65,993	$124,639	$3,341	$246,739
Accrued interest included in total	$218	$264	$579	$34	$1,095

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation ("Mepco") is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States.  See note #15 for more information about Mepco's business.  As of March 31, 2011, approximately 81% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 15% of Mepco’s outstanding payment plan receivables as of March 31, 2011, relate to programs in which a third party insurer or risk retention group is obligated to Mepco to pay the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
March 31, 2011 AM Best rating
A+	$-	$180	$-	$180
A	34,910	593	164	35,667
A-	39,211	24,815	-	64,026
B+	14,334	-	-	14,334
B	-	-	-	-
Not rated	50,526	-	5,893	56,419
Total	$138,981	$25,588	$6,057	$170,626

December 31, 2010 AM Best rating
A+	$-	$255	$-	$255
A	40,264	497	341	41,102
A-	48,291	25,523	-	73,814
B+	19,694	-	-	19,694
B	-	-	-	-
Not rated	53,404	-	12,994	66,398
Total	$161,653	$26,275	$13,335	$201,263

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, please see note #15 below regarding certain risks and difficulties associated with collecting these refunds.

5.    Comprehensive income (loss) for the three-month periods ended March 31 follows:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Net loss	$(7,401)	$(13,837)
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	181	82
Change in unrealized losses on securities available for sale for which a portion of other than temporary impairment has been recognized in earnings	(327)	1,667
Net change in unrealized loss on derivative
instruments, net of related tax effect	179	106

Reclassification adjustment for accretion on settled derivative instruments	222	75
Comprehensive loss	$(7,146)	$(11,907)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The net change in unrealized loss on securities available for sale reflects net gains reclassified into earnings as follows:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Net gain reclassified into earnings	$(2)	$152
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	-	-

6.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank (“IB” or “Bank”) and Mepco Finance Corporation (“Mepco”).  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

In the normal course of business, our IB segment provides funding to our Mepco segment through an intercompany line of credit priced at the prime rate of interest as published in the Wall Street Journal. Our IB segment also provides certain administrative services to our Mepco segment which reimburses at an agreed upon rate. These intercompany transactions are eliminated upon consolidation. The only other material intersegment balances and transactions are investments in subsidiaries at the parent entities and cash balances on deposit at our IB segment.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31, follows:

As of or for the three months ended March 31,
	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(In thousands)
2011
Total assets	$2,238,475	$238,518	$169,934	$(170,723)$	$2,476,204
Interest income	24,580	6,138	-	-	30,718
Net interest income	20,531	4,587	(668)	-	24,450
Provision for loan losses	11,073	3	-	-	11,076
Income (loss) before income tax	(6,236)	(590)	(559)	(24)	(7,409)
Net income (loss)	(6,443)	(375)	(559)	(24)	(7,401)
2010
Total assets	$2,533,434	$365,248	$200,554	$(198,466)$	$2,900,770
Interest income	29,661	11,583	-	-	41,244
Net interest income	22,889	8,977	(1,835)	-	30,031
Provision for loan losses	17,117	(103)	-	-	17,014
Income (loss) before income tax	(12,721)	1,084	(2,440)	(24)	(14,101)
Net income (loss)	(12,042)	669	(2,440)	(24)	(13,837)

(1)
Total assets include gross payment plan receivables of $0.02 million and $0.8 million at March 31, 2011 and 2010, respectively from customers domiciled in Canada.  The amounts at March 31, 2011 and 2010 represent less than 1% of total payment plan receivables outstanding.

(2)	Includes amounts relating to our parent company and certain insignificant operations.
(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

7.    Basic loss per share includes weighted average common shares outstanding during the period and participating share awards.  Diluted loss per share excludes the dilutive effect of additional potential common shares to be issued upon the conversion of convertible preferred stock, exercise of common stock warrants, exercise of stock options, restricted stock units and stock units for a deferred compensation plan for non-employee directors as they would be anti-dilutive.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted earnings per share for the three-month periods ended March 31 follows:

	Three months
	ended
	March 31,
	2011	2010
	(In thousands,
	except per share amounts)
Net loss applicable to common stock	$(8,409)	$(14,914)

Weighted average shares outstanding(1)	7,933	2,403
Effect of convertible preferred stock	24,547	-
Restricted stock units	68	-
Stock units for deferred compensation plan for non-employee directors	7	7

Shares outstanding for calculation of diluted earnings per share(2)	32,555	2,410
Net income (loss) per common share
Basic	$(1.06)	$(6.21)
Diluted(1)	(1.06)	(6.21)

(1)	Shares outstanding have been adjusted for a 1 for 10 reverse stock split in 2010.
(2)
For any period in which a loss is recorded, the assumed conversion of convertible preferred stock, assumed exercise of common stock warrants, assumed exercise of stock options, restricted stock units and stock units for a deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.

Weighted average stock options outstanding that were not considered in computing diluted earnings (loss) per share because they were anti-dilutive totaled 0.1 million and 0.1 million for the three-months ended March 31, 2011 and 2010, respectively. The original and amended warrants to purchase 346,154 shares of our common stock were also not considered in computing the diluted loss per share in both periods as they were anti-dilutive.

8.      We are required to record derivatives on our Condensed Consolidated Statements of Financial Condition as assets and liabilities measured at their fair value.  The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2011
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$20,000	2.5	$(1,234)
Interest-rate cap agreements	5,000	0.3	-
	$25,000	2.1	$(1,234)
No hedge designation
Mandatory commitments to sell mortgage loans	$38,924	0.1	$(117)
Rate-lock mortgage loan commitments	18,785	0.1	431
Amended Warrant	2,504	7.7	(957)
Total	$60,213	0.4	$(643)

Index

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

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.   Unrecognized premiums from interest rate caps aggregated to $0.007 million and $0.02 million at March 31, 2011 and December 31, 2010, respectively.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.7 million, of unrealized losses on Cash Flow Hedges at March 31, 2011 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges are immediately recognized as interest expense.  The maximum term of any Cash Flow Hedge at March 31, 2011 is 3.8 years.

Certain financial derivative instruments have not been designated as hedges. The fair value of these derivative financial instruments have been recorded on our Condensed Consolidated Statements of Financial Condition and are adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges, are recognized in earnings.

In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate Lock Commitments”).  These commitments expose us to interest rate risk.  We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate Lock Commitments.  Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of gains on the sale of mortgage loans.  We obtain market prices on Mandatory Commitments and Rate Lock Commitments.  Net gains on the sale of mortgage loans, as well as net income (loss) may be more volatile as a result of these derivative instruments, which are not designated as hedges.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2010, we entered into an amended and restated warrant with the U.S. Department of the Treasury (“UST”) that would allow them to purchase our common stock at a fixed price (see note #16). Because of certain anti-dilution features included in the Amended Warrant (as defined in note #16), it is not considered to be indexed to our common stock and is therefore accounted for as a derivative instrument and recorded as a liability. Any change in value of the Amended Warrant is recorded in other income in our Condensed Consolidated Statements of Operations.

The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements		$-		$-	Other liabilities	$1,234	Other liabilities	$1,405
Total		-		-		1,234		1,405

Derivatives not designated as hedging instruments

Rate-lock mortgage loan commitments	Other assets	431	Other assets	400
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	1,375	Other liabilities	117	Other liabilities	-

Amended Warrant		-		-	Other liabilities	957	Other liabilities	1,311
Total		431		1,775		1,074		1,311

Total derivatives		$431		$1,775		$2,308		$2,716

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:
Three Month Periods Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income(1)
	2011	2010	Portion)	2011	2010	in Income (1)	2011	2010
	(In thousands)
Cash Flow Hedges Pay-fixed interest rate swap agreements	$ 810	$ 931	Interest expense	$ (416)	$ (699)
Interest-rate cap agreements	15	92	Interest expense	(8)	(46)	Interest expense	$ -	$ (6)
Total	$ 825	$ 1,023		$ (424)	$ (745)		$ -	$ (6)

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$ -	$ 11
Rate-lock mortgage loan commitments						Mortgage loan gains	31	295
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(1,492)	(607)
Amended warrant						Other income	354	-
Total							$ (1,107)	$ (301)

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

9.  Intangible assets, net of amortization, were comprised of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets -Core deposits	$31,326	$22,689	$31,326	$22,346

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of intangibles has been estimated through 2016 and thereafter in the following table.

(In thousands)

Nine months ended December 31, 2011	$1,028
Year ending December 31:
2012	1,088
2013	1,078
2014	801
2015	613
2016 and thereafter	4,029
Total	$8,637

10.  We maintain performance-based compensation plans that include a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. This plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.08 million shares of common stock as of March 31, 2011.  At our April 26, 2011 annual meeting of shareholders, an additional 0.75 million shares of common stock were approved for grant under this plan.  Share based compensation awards are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the first quarter of 2011, pursuant to a management transition plan, our chief executive officer’s annual salary was increased by $0.2 million effective January 1, 2011.  This increase will be paid entirely in the form of common stock (also referred to as “salary stock”).  The shares issued each pay period will vest immediately.

During the first quarter of 2011, we issued 0.14 million restricted stock units to five of our executive officers.  These restricted stock units do not vest for a minimum of two years and until we repay in full our obligations related to the Troubled Asset Relief Program (“TARP”).

During the first quarter of 2010, we completed a stock option exchange program under which eligible employees were able to exchange certain stock options for a lesser amount of new stock options. Pursuant to this stock option exchange program, 0.05 million stock options were exchanged for 0.01 million new stock options. The new stock options granted have an exercise price equal to the market value on the date of grant, generally vest over a one year period and have the same expiration dates as the options exchanged which ranged from 1.2 years to 7.2 years. The new options had a value substantially equal to the value of the options exchanged.

Total compensation expense recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $0.2 million during the three month period ended March 31, 2011, and was $0.2 million during the same period in 2010.  The corresponding tax benefit relating to this expense was zero for the first three months of 2011 and 2010, respectively.

At March 31, 2011, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $1.42 million.  The weighted-average period over which this amount will be recognized is 2.7 years.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and transactions follows:

	Three-months ended March 31, 2011
			Weighted- Average Remaining	Aggregated
	Number of Shares	Average Exercise Price	Contractual Term (years)	Intrinsic Value (in thousands)

Outstanding at January 1, 2011	56,252	$42.76
Granted	-	-
Exercised	-	-
Exchanged	-	-
Expired	(2,722)	98.21
Outstanding at March 31, 2011	53,530	$39.94	5.18	$0
Vested and expected to vest at
March 31, 2011	53,330	$40.03	5.17	$0
Exercisable at March 31, 2011	43,530	$45.46	4.57	$0

A summary of non-vested restricted stock and stock units and transactions follows:

	2011
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	26,251	$92.69
Granted	139,627	4.29
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2011	165,878	$18.28

There were no stock option exercises during the three month periods ending March 31, 2011 and 2010, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.  At both March 31, 2011 and December 31, 2010, we had approximately $2.4 million of gross unrecognized tax benefits.  If recognized, the entire amount of unrecognized tax benefits, net of $0.6 million federal tax on state benefits, would affect our effective tax rate.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2011.

As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets.  Accordingly, we are not recognizing much income tax expense (benefit) related to any loss before income tax.  The income tax benefit was $0.008 million and $0.26 million for the three month periods ending March 31, 2011 and 2010, respectively.  The benefit recognized during the three-month period in 2010 was primarily the result of current period adjustments to other comprehensive income (loss) (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.

Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. For the three month periods ending March 31, 2011 and 2010 this resulted in an income tax benefit of zero and $0.24 million, respectively.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In December 2009, the Board of Directors of Independent Bank adopted resolutions (as subsequently amended) designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:

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

The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s financial condition and operations that we believe most require our focus at this time. It is very possible that if we had not adopted these resolutions, the FRB and the OFIR may have imposed similar requirements on us through a written agreement or similar undertaking. We are not currently subject to any such regulatory agreement or enforcement action. However, we believe that if we are unable to substantially comply with the resolutions set forth above in the near future and if our financial condition and performance do not otherwise improve, we may face additional regulatory scrutiny and restrictions in the form of a written agreement or similar undertaking imposed by the regulators.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2011 and December 31, 2010 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2011
Total capital to risk-weighted assets
Consolidated	$186,273	11.11%	$134,153	8.00%	NA	NA
Independent Bank	187,179	11.16	134,217	8.00	$167,771	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$158,002	9.42%	$67,077	4.00%	NA	NA
Independent Bank	165,633	9.87	67,108	4.00	$100,663	6.00%

Tier 1 capital to average assets
Consolidated	$158,002	6.29%	$100,412	4.00%	NA	NA
Independent Bank	165,633	6.60	100,443	4.00	$125,554	5.00%

December 31, 2010
Total capital to risk-weighted assets
Consolidated	$193,199	10.99%	$140,692	8.00%	NA	NA
Independent Bank	194,524	11.06	140,760	8.00	$175,950	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$166,048	9.44%	$70,346	4.00%	NA	NA
Independent Bank	171,947	9.77	70,380	4.00	$105,570	6.00%

Tier 1 capital to average assets
Consolidated	$166,048	6.35%	$104,550	4.00%	NA	NA
Independent Bank	171,947	6.58	104,567	4.00	$130,709	5.00%

NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(In thousands)
Total shareholders' equity	$112,938	$119,085	$163,277	$169,986
Add (deduct)
Qualifying trust preferred securities	41,934	44,084	-	-
Accumulated other comprehensive loss	12,865	13,120	12,091	12,201
Intangible assets	(8,637)	(8,980)	(8,637)	(8,979)
Disallowed capitalized mortgage
loan servicing rights	(290)	(527)	(290)	(527)
Disallowed deferred tax assets	(808)	(780)	(808)	(780)
Other	-	46	-	46
Tier 1 capital	158,002	166,048	165,633	171,947
Qualifying trust preferred securities	6,734	4,584	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,537	22,567	21,546	22,577
Total risk-based capital	$186,273	$193,199	$187,179	$194,524

In January 2010, we adopted a Capital Restoration Plan (the “Capital Plan”), as required by the Board resolutions adopted in December 2009 and described above, and submitted such Capital Plan to the FRB and the OFIR.

The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. As of March 31, 2011, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met one of the minimum capital ratio goals established by our Board.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Set forth below are the actual capital ratios of our Bank as of March 31, 2011, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent Bank Actual as of March 31, 2011	Minimum Ratios Established by our Board	Minimum Ratio for Required to be Well- Capitalized
Total Capital to Risk-Weighted Assets	11.16%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	6.60	8.00	5.00

Our Capital Plan (as modified) sets forth an objective of achieving these minimum capital ratios as soon as practicable and maintaining such capital ratios through at least the end of 2012.

If we are unable to achieve both minimum capital ratios set forth in our Capital Plan it may adversely affect our business and financial condition. An inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.

In addition, we believe that if our financial condition and performance fail to improve, we may not be able to remain well-capitalized under federal regulatory standards. In that case, we also expect our primary bank regulators would impose various regulatory restrictions and requirements on us through a regulatory enforcement action. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered certificates of deposit without the prior consent of the FDIC, which would likely have an adverse impact on our business and financial condition. If our regulators take enforcement action against us, it would likely increase our expenses and could limit our business operations. There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of a further decline in total assets (principally loans).

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include U.S. Treasury securities included in our available for sale portfolio (at March 31, 2011) and certain preferred stocks included in our trading portfolio (at both March 31, 2011 and December 31, 2010) for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency and private label residential mortgage-backed securities, municipal securities and trust preferred securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in other expense in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property (nonrecurring Level 3).

Index

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

Derivatives:  The fair value of interest rate swap agreements and interest rate cap agreements, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant is determined using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock and incorporates several unobservable inputs (recurring Level 3). These unobservable inputs include probability of a non-permitted capital raise (20% at March 31, 2011 and 40% at December 31, 2010), expected discount to stock price in an equity raise (10%), dollar amount of expected capital raise ($100 million) and expected time of equity raise (September, 2011 at March 31, 2011 and May, 2011 at December 31, 2010).

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and liabilities measured at fair value, including financial assets for which we have elected the fair value option, were as follows:

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2011:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$105	$105	$-	$-
Securities available for sale
U.S. Treasury	50,670	50,670	-	-
U.S. agency residential mortgage-backed	13,024	-	13,024	-
Private label residential mortgage-backed	13,147	-	13,147	-
Obligations of states and political subdivisions	31,062	-	31,062	-
Trust preferred	4,033	-	4,033	-
Loans held for sale	20,351	-	20,351	-
Derivatives (1)	431	-	431	-
Liabilities
Derivatives (2)	2,308	-	1,351	957

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	6,837	-	-	6,837
Impaired loans (4)	28,948	-	-	28,948
Other real estate (5)	16,152	-	-	16,152

December 31, 2010:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$32	$32	$-	$-
Securities available for sale
U.S. agency residential mortgage-backed	13,331	-	13,331	-
Private label residential mortgage-backed	14,184	-	14,184	-
Obligations of states and political subdivisions	31,259	-	31,259	-
Trust preferred	9,090	-	9,090	-
Loans held for sale	50,098	-	50,098	-
Derivatives (1)	1,775	-	1,775	-
Liabilities
Derivatives (2)	2,716	-	1,405	1,311

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,019	-	-	9,019
Impaired loans (4)	28,935	-	-	28,935
Other real estate (5)	13,095	-	-	13,095

(1) Included in accrued income and other assets
(2) Included in accrued expenses and other liabilities
(3) Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4) Only includes impaired loans with specific loss allocations based on collateral value.
(5) Only includes other real estate with subsequent write downs to fair value.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2011			2010
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$73	$-	$73	$(5)	$-	$(5)
Loans held for sale	-	585	585	-	255	255

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three month periods ended March 31, 2011 and 2010 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value had a carrying amount of $6.8 million which is net of a valuation allowance of $2.7 million at March 31, 2011 and had a carrying amount of $9.0 million which is net of a valuation allowance of $3.2 million at December 31, 2010.  A recovery of $0.6 million and $0.1 million was included in our results of operations for the three month periods ending March 31, 2011 and 2010, respectively.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $39.8 million, with a valuation allowance of $10.9 million at March 31, 2011 and had a carrying amount of $41.0 million, with a valuation allowance of $12.1 million at December 31, 2010.  An additional provision for loan losses relating to impaired loans of $4.9 million and $6.7 million was included in our results of operations for the three month periods ending March 31, 2011 and 2010, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $16.2 million which is net of a valuation allowance of $11.9 million at March 31, 2011 and a carrying amount of $13.1 million which is net of a valuation allowance of $10.9 million at December 31, 2010.  An additional charge relating to ORE measured at fair value of $1.4 million and $0.8 million was included in our results of operations during the three month periods ended March 31, 2011 and 2010, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, follows:

	Asset		(Liability)
	Securities Available for Sale		Amended Warrant
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$-	$36,480	$(1,311)	$-
Total gains (losses) realized and unrealized:
Included in results of operations	-	132	354	-
Included in other comprehensive income	-	1,713	-	-
Purchases, issuances, settlements, maturities and calls	-	(16,940)	-	-
Transfers in and/or out of Level 3	-	(21,385)	-	-
Ending balance	$-	$-	$(957)	$-

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$-	$-	$354	$-

During the first quarter of 2010, we transferred certain private label residential mortgage- and other asset-backed securities, totaling $21.4 million, to a Level 2 valuation technique. In the first quarter of 2010, while this market was still “closed” to new issuance, secondary market trading activity increased and appeared to be more orderly than compared to 2009. In addition, many bonds were trading at levels near their economic value with fewer distressed valuations relative to 2009. Prices for many securities had been rising, due in part to negative new supply. This improvement in trading activity was supported by sales of 11 securities with a par value of $14.2 million at a $0.2 million gain during the first quarter of 2010 (none of these securities were originally purchased at a discount). The Level 2 valuation technique has also been supported through bids received from dealers on certain private label securities that approximated Level 2 pricing.

During 2010, we entered into an amended and restated warrant with the UST that allows it to purchase our common stock at a fixed price (see note #16). Because of certain anti-dilution features included in the Amended Warrant, it is not considered to be indexed to our common stock and is therefore accounted for as a derivative instrument (see note #8). Any change in value of this warrant is recorded in other income in our Condensed Consolidated Statements of Operations. We determined the fair value of the Amended Warrant using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock. The simulation analysis relies on a binomial lattice model, a standard technique usually applied to the valuation of stock options. The binomial lattice maps out possible price paths of our common stock, the underlying asset of the Amended Warrant. The simulation is based on a 500-step lattice covering the term of the Amended Warrant. The binomial lattice requires specification of 14 variables, of which several are unobservable in the market. As a result of these unobservable inputs, the resulting fair value of the Amended Warrant was classified as Level 3 pricing.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding  for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2011	$20,351	$485	$19,866
December 31, 2010	50,098	(100)	50,198

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

It is not practicable to determine the fair value of FHLB and FRB Stock due to restrictions placed on transferability.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated fair values and recorded book balances follow:

	March 31, 2011		December 31, 2010
	Recorded Book Balance	Estimated Fair Value	Recorded Book Balance	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$50,900	$50,900	$48,900	$48,900
Interest bearing deposits	337,100	337,100	336,400	336,400
Trading securities	100	100	30	30
Securities available for sale	111,900	111,900	67,900	67,900
Federal Home Loan Bank and Federal Reserve
Bank Stock	23,600	NA	23,600	NA
Net loans and loans held for sale	1,686,700	1,608,400	1,795,300	1,736,600
Accrued interest receivable	6,900	6,900	7,100	7,100
Derivative financial instruments	400	400	1,800	1,800

Liabilities
Deposits with no stated maturity	$1,450,500	$1,450,500	$1,447,500	$1,447,500
Deposits with stated maturity	772,500	781,600	804,300	814,900
Other borrowings	46,000	49,400	71,000	75,000
Subordinated debentures	50,200	23,300	50,200	19,300
Accrued interest payable	4,100	4,100	3,600	3,600
Derivative financial instruments	2,300	2,300	2,700	2,700

The fair values for commitments to extend credit and standby letters of credit are estimated to approximate their aggregate book balance, which is nominal and therefore are not disclosed.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Mepco acquires payment plans from its counterparties at a discount from the face amount of the payment plan. Each payment plan permits a consumer to purchase a service contract by making monthly payments, generally for a term of 12 to 24 months. Mepco thereafter collects the payments from consumers. If a service contract is cancelled, Mepco typically recovers a portion of the unearned cost of the service contract from the seller and a portion of the unearned cost from the administrator (who, in turn, receives unearned premiums from the insurer or risk retention group involved). However, the administrator is generally obligated to refund to Mepco the entire unearned cost of the service contract, including the portion Mepco typically collects from the seller. See note #4 for a breakdown of Mepco's payment plan receivables by the level of recourse Mepco has against various counterparties.

The sudden failure of one of Mepco’s major counterparties (an insurance company, risk retention group, vehicle service contract administrator or seller) could expose us to significant losses. In the first three months of 2011, we incurred $2.3 million of such losses (compared to $3.4 million during the same period of 2010). The determination of losses related to vehicle service contract counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon historical payment plan activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be significantly different than the levels that we recorded in prior periods.

In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010.  As of March 31, 2011, this counterparty owed Mepco $50.4 million for previously cancelled payment plans.  In addition, the amount of payment plan receivables purchased from this counterparty and outstanding at March 31, 2011 totaled approximately $13.1 million (compared to $29.0 million and $206.1 million at December 31, 2010 and 2009, respectively). The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco had purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the last half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During 2010 this reserve was increased by $3.6 million (of which $0.5 million was recorded in the first quarter of 2010), to $22.6 million as of December 31, 2010, and in the first quarter of 2011 this reserve was increased by an additional $0.5 million, to $23.1 million as of March 31, 2011. We currently believe this reserve is adequate given a review of all relevant factors.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At March 31, 2011 the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingency expense, totaled $40.6 million (which includes a net balance of $27.3 million from the single counterparty described above). This compares to a balance of $37.3 million at December 31, 2010.  Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral, claims against the bankruptcy estate of the counterparty described above, and litigation against counterparties.  We expect the balance of our vehicle service contract counterparty receivables to increase in 2011 (but are not expected to exceed approximately $45 million, with such balance at $40.6 million as of March 31, 2011) as the historical books of business of failed counterparties continue to wind down and we pursue collection efforts against counterparties.

In addition, at March 31, 2011 and December 31, 2010, Mepco had recorded a receivable of $3.5 million and $3.4 million, respectively, for debtor-in-possession financing and associated professional fees related to the above described single counterparty. This receivable is included in “Accrued income and other assets” in our Condensed Consolidated Statements of Financial Condition.

We believe our assumptions regarding the collection of vehicle service contract counterparty receivables are reasonable, and we based them on our good faith judgments using data currently available. We also believe the current amount of reserves we have established and the vehicle service contract counterparty contingencies expense that we have recorded are appropriate given our estimate of probable incurred losses at the applicable Condensed Statement of Financial Condition date. However, because of the uncertainty surrounding the numerous and complex assumptions made, actual losses could exceed the charges we have taken to date.

Several of the vehicle service contract marketer counterparties, including the counterparty described above and other companies, from which Mepco has purchased payment plans, have been sued or are under investigation for alleged violations of telemarketing laws and other consumer protection laws. The actions have been brought primarily by state attorneys general and the Federal Trade Commission but there have also been class action and other private lawsuits filed. In some cases, the companies have been placed into receivership or have discontinued business. In addition, the allegations, particularly those relating to blatantly abusive telemarketing practices by a relatively small number of marketers, have resulted in a significant amount of negative publicity that has adversely affected and may in the future continue to adversely affect sales and customer cancellations of purchased products throughout the industry, which have already been negatively impacted by the economic recession. It is possible these events could also cause federal or state lawmakers to enact legislation to further regulate the industry.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems.  In light of these difficulties and other considerations, we have actively worked to reduce the size of Mepco's business.  Net payment plan receivables have decreased by nearly 60% since December 31, 2009.  Net payment plan receivables totaled $170.6 million (or approximately 6.9% of total assets) and $201.3 million (or approximately 7.9% of total assets) at March 31, 2011 and December 31, 2010, respectively. We expect that the amount of total payment plan receivables will decline at a more moderate pace during the remainder of 2011. This decline in payment plan receivables has adversely impacted our net interest income and net interest margin.

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

On April 2, 2010, we entered into an exchange agreement with the UST pursuant to which the UST agreed to exchange all 72,000 shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), beneficially owned and held by the UST, plus accrued and unpaid dividends on such Series A Preferred Stock, for shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”). As part of the terms of the exchange agreement, we also agreed to amend and restate the terms of the warrant, dated December 12, 2008, issued to the UST to purchase 346,154 shares of our common stock.

On April 16, 2010, we closed the transactions described in the exchange agreement and we issued to the UST (1) 74,426 shares of our Series B Preferred Stock and (2) an Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the "Amended Warrant") for all of the 72,000 shares of Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued dividends on such Series A Preferred Stock.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, our authorized number of directors will be automatically increased by two and the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Assuming we continue to defer dividends on the Series B Preferred Stock, the UST would have the right to appoint two directors to our board in the third quarter of 2011.

Under the terms of the Series B Preferred Stock, UST (and any subsequent holder of the Series B Preferred Stock) has the right to convert the Series B Preferred Stock into our common stock at any time. In addition, we have the right to compel a conversion of the Series B Preferred Stock into common stock, subject to the following conditions:

(i)             we shall have received all appropriate approvals from the Board of Governors of the Federal Reserve System;

(ii)            we shall have issued our common stock in exchange for at least $40 million aggregate original liquidation amount of the trust preferred securities issued by the Company's trust subsidiaries, IBC Capital Finance II, IBC Capital Finance III, IBC Capital Finance IV, and Midwest Guaranty Trust I;

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

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the "Conversion Rate." This Conversion Rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of March 31, 2011, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 8.9 million shares of our common stock.

Index

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

At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $3.6 million at March 31, 2011 or approximately $49 per share.

The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date). If the Series B Preferred Stock is redeemed prior to the first dividend payment date falling on or after the second anniversary of the original issue date, the redemption price will be equal to the $1,000 liquidation amount per share plus any accrued and unpaid dividends. If the Series B Preferred Stock is redeemed on or after such date, the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable Conversion Rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Preferred Stock shares originally issued to the UST, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).

Effective as of April 9, 2010, we amended our articles of incorporation to delete any reference to par value with respect to our common stock, which previously had a par value of $1.00 per share. The amendment was approved by our board on April 6, 2010, pursuant to the authority granted it under Sections 301a and 611(2) of the Michigan Business Corporation Act. As a result, we reclassified all amounts in capital surplus to common stock on our Condensed Consolidated Statements of Financial Condition.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 1.50 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement.  Through March 31, 2011, 0.60 million shares of our common stock were sold to Dutchess pursuant to the Investment Agreement (0.25 million shares during the first quarter of 2011 and 0.35 million shares during the fourth quarter of 2010).  As of March 31, 2011, in order to comply with Nasdaq rules, we would need shareholder approval to sell more than approximately 0.90 million more shares to Dutchess pursuant to the Investment Agreement.  On April 26, 2011, we received shareholder approval at our 2011 annual shareholders meeting to issue an additional 2.50 million shares pursuant to the Investment Agreement.

On April 27, 2010, at our annual meeting of shareholders, our shareholders  approved an amendment to our Articles of Incorporation that allowed us to affect a 1-for-10 reverse stock split. We effected this reverse stock split on August 31, 2010. All common share and per share amounts have been adjusted to reflect the reverse stock split.

Index

ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The following section presents additional information that may be necessary to assess our financial condition and results of operations.  This section should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report as well as our 2010 Annual Report on Form 10-K.  The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Introduction.  Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a slowing economy in Michigan since 2001, although economic conditions in the state began to show signs of improvement in the last half of 2010 and in early 2011 as evidenced, in part, by a decline in the unemployment rate. However, Michigan’s unemployment rate has still been consistently above the national average.

We provide banking services to customers located primarily in Michigan’s Lower Peninsula. Our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans has been and will be impacted by local economic conditions. The weaker economic conditions faced in Michigan have had and may continue to have adverse consequences as described below in “Portfolio Loans and asset quality.” However, since early- to mid-2009, we have generally seen a decline in non-performing loans and a declining level of provision for loan losses.

In response to these difficult market conditions and the significant losses that we incurred over the past three years that reduced our capital, we have taken steps or initiated actions designed to increase our capital ratios, improve our operations and augment our liquidity as described in more detail below.

At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of a further reduction in total assets (principally loans). We do anticipate incurring a net loss in 2011 (although we anticipate lower net losses in subsequent quarters than what we incurred in the first quarter of 2011).  Our expectation for future losses reflects continued elevated credit costs (in particular the provision for loan losses, net losses on other real estate [“ORE”] and repossessed assets  and loan and collection costs) and a decline in net interest income (due to a decrease in total interest-earning assets as well as a change in asset mix as higher yielding loans declined and lower yielding interest bearing cash balances at the Federal Reserve Bank increased). We expect such credit costs to abate sufficiently so that we can return to profitability in 2012. These forecasts are susceptible to significant variations, particularly if the Michigan economy were to deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco Finance Corporation (“Mepco”) related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to a regulatory enforcement action, a potential loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, any significant deterioration in our ability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors. See page 1 of this report for cautionary information about these forward-looking statements and factors that may cause actual results to differ from our current expectations.

Index

In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act includes the creation of a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that would broaden the base for FDIC insurance assessments; a provision under which interchange fees for debit cards would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard; a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. We expect that the Dodd-Frank Act will have a significant impact on the banking industry, including our organization, although the extent of such impact is difficult to project at this time.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2011 as compared to 2010.

Results of Operations

Summary.  We incurred a net loss of $7.4 million and a net loss applicable to common stock of $8.4 million during the three months ended March 31, 2011, compared to a net loss of $13.8 million and a net loss applicable to common stock of $14.9 million during the three months ended March 31, 2010. These losses are primarily due to elevated provisions for loan losses, loan and collection costs, net losses on ORE and repossessed assets, and vehicle service contract counterparty contingencies expense.

Key performance ratios(a)
	Three months
	ended March 31,
	2011	2010
Net loss (annualized) to
Average assets	(1.36)%	(2.06)%
Average common shareholders’ equity	(83.75)	(184.46)

Net loss per common share
Basic	$(1.06)	$(6.21)
Diluted	(1.06)	(6.21)

(a)  These amounts are calculated using net income applicable to common stock.

Index

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

Net interest income totaled $24.5 million during the first quarter of 2011, which represents a $5.6 million or 18.6% decrease from the comparable quarter one year earlier.  The decrease in net interest income in 2011 compared to 2010 primarily reflects a $453.7 million decrease in average interest-earning assets as well as an 11 basis point decline in our net interest income as a percent of average interest-earning assets (the “net interest margin”).  The decline in the net interest margin primarily reflects a decrease in the yield on interest earning assets that fell to 5.46% during the first quarter of 2011 from 6.12% in the year ago period.  This decline is principally due to a change in the mix of interest-earning assets with a declining level of higher yielding loans and an increasing level of lower yielding short-term investments, as described in more detail below.  The change in asset mix and overall reduction in interest-earning assets reflects our strategy to preserve our regulatory capital ratios by reducing loan balances that have higher risk weightings for regulatory capital purposes.

Beginning in the last half of 2009 and continuing into the first quarter of 2011, we increased our level of lower-yielding interest bearing cash balances to augment our liquidity in response to our stressed financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing Mepco (see “Noninterest expense”), we significantly reduced the balance of payment plan receivables during 2010 and continuing into the first quarter of 2011. These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%. The combination of these two items (an increase in the level of lower-yielding interest bearing cash balances and a decrease in the level of higher-yielding loans, including payment plan receivables) has had an adverse impact on our 2011 net interest income and net interest margin.  During the second quarter of 2011, we expect to use approximately $93.4 million of interest bearing cash balances (with a yield of approximately 0.25%) to pay-off a like amount of brokered certificates of deposit (“Brokered CDs”), through calls and maturities, with an average weighted cost of approximately 3.11%.  This will be beneficial to the net interest margin.  Additionally, we expect payment plan receivables to level off between $150 million and $170 million during the remainder of 2011 from $170.6 million at March 31, 2011.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2011 non-accrual loans averaged $63.6 million compared to $103.3 million in the first quarter of 2010.  In addition, we reversed $0.1 million of accrued and unpaid interest on loans placed on non-accrual in the first quarter of 2011 compared to $0.4 million during the first quarter of 2010.

Index

Average Balances and Rates
	Three Months Ended
	March 31,
	2011			2010
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,798,106	$29,397	6.60%	$2,252,674	$38,922	6.98%
Tax-exempt loans (2)	8,391	87	4.20	10,128	105	4.20
Taxable securities	41,621	467	4.55	96,213	1,160	4.89
Tax-exempt securities (2)	30,956	332	4.35	64,415	685	4.31
Cash – interest bearing	369,793	232	0.25	274,955	157	0.23
Other investments	23,630	203	3.48	27,854	215	3.13
Interest Earning Assets	2,272,497	30,718	5.46	2,726,239	41,244	6.12
Cash and due from banks	50,888			59,018
Other assets, net	191,884			148,460
Total Assets	$2,515,269			$2,933,717

Liabilities
Savings and NOW	$994,530	589	0.24	$1,084,499	863	0.32
Time deposits	805,645	4,356	2.19	1,127,618	7,356	2.65
Other borrowings	104,907	1,323	5.11	227,621	2,994	5.33
Interest Bearing Liabilities	1,905,082	6,268	1.33	2,439,738	11,213	1.86
Demand deposits	448,979			327,570
Other liabilities	44,231			64,396
Shareholders’ equity	116,977			102,013
Total liabilities and shareholders’ equity	$2,515,269			$2,933,717

Net Interest Income		$24,450			$30,031

Net Interest Income as a Percent of Interest Earning Assets			4.34%			4.45%

(1)
All domestic, except for $0.03 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was $11.1 million and $17.0 million during the three months ended March 31, 2011 and 2010, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the first quarter of 2011 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  However, the provision for loan losses in the first quarter of 2011 did increase over the last quarter of 2010 due primarily to an increase in the allowance for residential mortgage loans associated with historical loss allocations.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2011.

Index

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loan sales as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income. In addition, certain categories of non-interest income (namely, non-sufficient funds [“NSF”] or overdraft fees and interchange income) have been or are expected to be adversely impacted by recent legislation, as described in greater detail below.

Non-interest income totaled $12.7 million during the first three months of 2011 compared to $12.4 million in 2010.

Non-Interest Income
	Three months ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Service charges on deposit accounts	$4,282	$5,275
Net gains (losses) on assets
Mortgage loans	1,935	1,843
Securities	213	265
Other than temporary loss on securities available for sale
Total impairment loss	(469)	(118)
Loss recognized in other comprehensive income	327	-
Net impairment loss recognized in earnings	(142)	(118)
Interchange income	2,168	1,936
Mortgage loan servicing	896	432
Investment and insurance commissions	555	389
Bank owned life insurance	425	468
Title insurance fees	473	494
Other	1,906	1,397
Total non-interest income	$12,711	$12,381

Service charges on deposit accounts totaled $4.3 million in the first quarter of 2011, a $1.0 million or 18.8% decrease from the comparable period in 2010.  The decrease in such service charges in 2011 principally relates to a decline in NSF occurrences and related NSF fees. We believe the decline in NSF occurrences is due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees because of the current challenging economic conditions as well as the impact of recent legislation on such fees. In late 2009, the Federal Reserve adopted rules that required a written opt-in from customers before a bank can assess overdraft fees on ATM or debit card transactions. These rules were effective for new customers on July 1, 2010 and for existing customers on August 15, 2010. This legislation has had an adverse impact on our level of service charges on deposit accounts.

Index

Net gains on the sale of mortgage loans were $1.9 million and $1.8 million in the first quarters of 2011 and 2010, respectively.   Mortgage loan sales totaled $121.5 million in the first quarter of 2011 compared to $87.7 million in the first quarter of 2010.  Mortgage loans originated totaled $95.6 million in the first quarter of 2011 compared to $90.0 million in the comparable quarter of 2010.

Mortgage Loan Activity
	Three months ended
	March 31,	March 31,
	2011	2010
	(Dollars in thousands)
Mortgage loans originated	$95,573	$90,007
Mortgage loans sold	121,488	87,708
Mortgage loans sold with servicing rights released	16,572	11,864
Net gains on the sale of mortgage loans	1,935	1,843
Net gains as a percent of mortgage loans sold
(“Loan Sales Margin”)	1.59%	2.10%
Fair value adjustments included in the Loan
Sales Margin	(0.72)	(0.07)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Gains on the sale of mortgage loans were also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.31% and 2.17% in the first quarters of 2011 and 2010, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2011 was generally due to somewhat more favorable competitive conditions including wider primary-to-secondary market pricing spreads.

We generated net securities gains of approximately $0.1 million in both the first quarters of 2011 and 2010.  The 2011 securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.  The 2010 securities gains were due primarily to the sale of municipal, bank trust preferred and private-label residential mortgage-backed investment securities.  The above referenced net gains are net of $0.1 million of other than temporary impairment charges in each quarter.  (See “Securities.”)

Index

Interchange income increased by $0.2 million, or 12.0%, in the first quarter of 2011 compared to the year ago period.  The growth in interchange income primarily reflects an increase in debit card transaction volumes and PIN-based interchange fees. As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. Debit card issuers with less than $10 billion in assets are exempt from this provision. However, because of competitive market factors, actions by the Federal Reserve Bank to restrict interchange fees for debit card issuers with assets above $10 billion are expected to impact all issuers, regardless of size. As a result, our interchange income may be significantly lower in the future.  There currently are legislative bills that have been introduced in Congress to delay the implementation of the interchange fee pricing regulations.

Mortgage loan servicing generated income of $0.9 million and $0.4 million in the first quarters of 2011 and 2010, respectively.  This quarterly comparative variance is primarily due to changes in the valuation allowance on capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended
	March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$14,661	$15,273
Originated servicing rights capitalized	1,064	775
Amortization	(749)	(758)
Change in valuation allowance	555	145
Balance at end of period	$15,531	$15,435

Valuation allowance at end of period	$2,655	$2,157

At March 31, 2011 we were servicing approximately $1.80 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 5.34% and a weighted average service fee of approximately 25.5 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2011 totaled $15.5 million, representing approximately 86 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $16.9 million at March 31, 2011.

Nearly all of our mortgage loans serviced for others at March 31, 2011 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.

Index

Investment and insurance commissions increased during the first quarter of 2011 compared to the year ago period primarily reflecting a higher volume of sales of these products.  These higher sales reflect our efforts to expand this business and improved conditions in the equity markets.

We earned $0.4 million and $0.5 million in the first quarters of 2011 and 2010, respectively, on our separate account bank owned life insurance principally as a result of increases in cash surrender value. Our separate account is primarily invested in U.S. agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $48.3 million and $47.9 million at March 31, 2011 and December 31, 2010, respectively.

Other non-interest income totaled $1.9 million and $1.4 million during the first quarters of 2011 and 2010, respectively.  The $0.5 million increase was due primarily to a $0.4 million decline in the fair value of the warrant issued to the U.S. Department of the Treasury (“UST”).  This warrant is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition and is recorded at fair value.  Changes in the fair value are recorded in other non-interest income in our Condensed Consolidated Statements of Operations.  (See “Liquidity and capital resources.”)

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

Non-interest expense totaled $33.5 million in the first quarter of 2011 compared to $39.5 million in the year ago period.  This decrease was primarily due to declines in compensation and employee benefits expense, credit related costs (loan and collection expenses and net losses on ORE and repossessed assets), vehicle service contract counterparty contingencies, FDIC deposit insurance costs, credit card and bank service fees and other non-interest expenses.

Index

Non-Interest Expense
	Three months ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Compensation	$9,812	$10,176
Performance-based compensation and benefits	157	644
Other benefits	2,380	2,393
Compensation and employee benefits	12,349	13,213
Loan and collection	3,867	4,786
Occupancy, net	3,101	2,909
Vehicle service contract counterparty contingencies	2,346	3,418
Data processing	2,310	2,469
Furniture, fixtures and equipment	1,418	1,719
Net losses on other real estate and repossessed assets	1,406	2,029
FDIC deposit insurance	1,235	1,802
Credit card and bank service fees	1,047	1,675
Communications	948	1,073
Legal and professional fees	778	1,136
Advertising	554	779
Supplies	402	393
Amortization of intangible assets	343	322
Costs related to unfunded lending commitments	95	56
Other	1,295	1,720
Total non-interest expense	$33,494	$39,499

Compensation and employee benefits expenses decreased by $0.9 million, or 6.5%, in the first quarter of 2011, primarily because of a reduction in compensation and performance based compensation.  The decline in compensation expense is due principally to a reduction in the number of full time equivalent employees in 2011 compared to year ago levels due to staffing cuts. The reduction in performance based compensation primarily reflects a change in compensation plans for mortgage loan originators that increased compensation and reduced performance based compensation.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses (although still at an elevated level compared to historic norms) have declined in 2011, which primarily reflects the overall decrease in the volume of problem credits (non-performing loans and “watch” credits). (See “Portfolio Loans and asset quality.”)

Occupancy, net increased by $0.2 million, or 6.6%, in the first quarter of 2011 compared to the first quarter of 2010 due primarily to higher snow removal costs and higher utilities costs.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $2.3 million and $3.4 million in the first quarters of 2011 and 2010, respectively.  The lower expense is attributed to a decline in the actual and expected level of cancellations giving rise to potential amounts due from counterparties.

Index

Our estimate of probable incurred losses from vehicle service contract counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon historical payment plan activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses.

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, Mepco has had to initiate litigation against certain counterparties, including one of the respective third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In addition, see note #15 to the Interim Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

Furniture, fixtures and equipment, data processing, communications, advertising and other non-interest expenses collectively declined by $1.2 million, or 15.9%, in the first quarter of 2011 compared to the year ago period due primarily to our cost reduction efforts.

Net losses on ORE and repossessed assets primarily represents the loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The declines in value have been accentuated by the high inventory of foreclosed homes for sale in many of our markets as well as Michigan’s relatively weak economic conditions.

FDIC deposit insurance expense declined by $0.6 million, or 31.5%, in the first quarter of 2011 compared to the year ago period principally reflecting a decrease in deposit balances (primarily Brokered CDs).

Credit card and bank service fees decreased primarily due to a decline in the number of payment plans being serviced by Mepco in the first quarter of 2011 compared to the first quarter of 2010.

Legal and professional fees decreased $0.4 million, or 31.5%, in  the first quarter of 2011 compared to the year earlier period due primarily to declines in legal fees and certain other professional fees associated with various regulatory matters and due to a variety of initiatives connected with our capital plan as described in greater detail below.  (See “Liquidity and capital resources.”)

Index

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Income Tax expense (benefit).  As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets.  Accordingly, we are not able to recognize much income tax benefit related to the loss before income tax.  We recorded an income tax benefit of $0.008 million and $0.3 million in the first quarters of 2011 and 2010, respectively.  The benefit recognized during the three-month period in 2010 was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. For the three month periods ending March 31, 2011 and 2010 this resulted in an income tax benefit of zero and $0.24 million, respectively.
.
The capital initiatives detailed below under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future.  If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years. As of March 31, 2011, we had federal loss carryforwards of approximately $66.1 million (which includes $0.6 million of federal capital loss carryforwards). Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 4.55%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of net operating loss carryforwards, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. At this time, the details (including the timing and size of a stock offering) and the likelihood of success of the capital initiatives are not certain; therefore, we do not know the likelihood of experiencing a change of ownership under these tax rules.  However, we are presently seeking to limit the size of any future equity offering in order to avoid triggering any Section 382 limitations.

Since we currently have a valuation allowance intended to fully offset these net operating loss carryforwards and most other deferred tax assets, we do not expect these tax rules to cause a material impact to our net income or loss in the near term.

Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance, as well as the impact of the change in the deferred tax asset valuation allowance.

Index

Income tax expense (benefit) in the Condensed Consolidated Statements of Operations also includes income taxes in a variety of other states due primarily to Mepco’s operations. The amounts of such state income taxes were a benefit of $0.02 million in the first quarter of 2011 and an expense of $0.07 million in the first quarter of 2010.

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

Business Segments
	Three months ended
	March 31,
	2011	2010
	(In thousands)
Independent Bank	$(6,443)	$(12,042)
Mepco	(375)	669
Other(1)	(559)	(2,440)
Elimination	(24)	(24)
Net loss	$(7,401)	$(13,837)

(1) Includes amounts relating to our parent company and certain insignificant operations.

The decrease in the net loss recorded by Independent Bank in 2011 compared to 2010 is primarily due to a lower provision for loan losses that was partially offset by a decline in net interest income.  (See “Provision for loan losses,” “Portfolio Loans and asset quality,” and “Net interest income.”)

The change in Mepco’s results  (net loss of $0.4 million in 2011 compared to net income of $0.7 million in 2010) is due primarily to a decrease in net interest income due to a decline in payment plan receivables (see “Net interest income” and “Non-interest expense”).  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The reduced loss in other is due primarily to a decline in interest expense on subordinated debentures at the parent company due to the exchange of $41.4 million in liquidation amount of trust preferred securities for common stock on June 23, 2010.

Financial Condition

Summary.  Our total assets decreased by $59.0 million during the first three months of 2011.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.732 billion at March 31, 2011, down 4.4% from $1.813 billion at December 31, 2010.  (See "Portfolio Loans and asset quality.")

Index

Deposits totaled $2.223 billion at March 31, 2011, compared to $2.252 billion at December 31, 2010.  The $28.9 million decline in total deposits during the period is primarily due to a decrease in Brokered CDs.  Other borrowings totaled $46.0 million at March 31, 2011, a decrease of $25.0 million from December 31, 2010.  This decrease primarily reflects reduced borrowings from the Federal Home Loan Bank of Indianapolis.

Securities. We maintain diversified securities portfolios, which include obligations of the U.S. Treasury, U.S. government-sponsored agencies, securities issued by states and political subdivisions, corporate securities, mortgage-backed securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
March 31, 2011	$116,530	$657	$5,251	$111,936
December 31, 2010	72,312	771	5,219	67,864

Securities available for sale increased during the first quarter of 2011 due primarily to the purchase of $50.7 million of U.S. Treasury securities with a maturity in September 2012.  The securities were purchased to utilize some of the funds generated from the continued decline in Portfolio Loans.  (See “Liquidity and capital resources.”)

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet the aforementioned recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.

We recorded net other than temporary impairment charges on securities of $0.1 million in both of the first quarters of 2011 and 2010. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  The 2011 charge related to two private label residential mortgage-backed securities and the 2010 charge related to a trust preferred security and a private label residential mortgage-backed security.  (See “Non-interest income” and “Asset/liability management.”)

Index

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2011	2010
	(In thousands)

Proceeds	$12,399	$25,415

Gross gains	$185	$304
Gross losses	(45)	(34)
Net impairment charges	(142)	(118)
Fair value adjustments	73	(5)
Net gains	$71	$147

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

The senior management and board of directors of our Bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, we recorded a significant provision for loan losses over the past four years as compared to prior historical levels.

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and balloon real estate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Overall loan demand has slowed since 2007, reflecting weak economic conditions in Michigan. Further, it is our desire to reduce certain loan categories in order to preserve our regulatory capital ratios or for risk management reasons. For example, construction and land development loans have been declining because we are seeking to shrink this portion of our Portfolio Loans due to a generally poor economic climate for real estate development, particularly residential real estate. In addition, payment plan receivables declined as we seek to reduce Mepco’s vehicle service contract payment plan business. (See note #15 to the Interim Condensed Consolidated Financial Statements included in this report) Further declines in Portfolio Loans may continue to adversely impact our future net interest income.

Index

Non-performing assets(1)
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans	$59,543	$66,652
Loans 90 days or more past due and still accruing interest	309	928
Total non-performing loans	59,852	67,580
Other real estate and repossessed assets	37,513	39,413
Total non-performing assets	$97,365	$106,993
As a percent of Portfolio Loans
Non-performing loans	3.45%	3.73%
Allowance for loan losses	3.82	3.75
Non-performing assets to total assets	3.93	4.22
Allowance for loan losses as a percent of non-performing loans	110.50	100.50

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Non-performing loans declined by $7.7 million, or 11.4%, during the first quarter of 2011 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by real estate developers (due to a decline in sales of real estate) as well as owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both weak economic conditions and soft residential real estate values in many parts of Michigan. Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $109.2 million, or 6.31% of total Portfolio Loans, and $113.8 million, or 6.28% of total Portfolio Loans, at March 31, 2011 and December 31, 2010, respectively. The decrease in performing TDRs in 2011 primarily reflects a decline in performing commercial loan TDR’s due to the reclassification of certain credits out of TDR status due to meeting appropriate performance criteria.

ORE and repossessed assets totaled $37.5 million at March 31, 2011, compared to $39.4 million at December 31, 2010. This decrease is primarily the result of sales and write-downs of ORE being slightly in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both weak economic conditions and declines in residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at March 31, 2011, we anticipate that our level of ORE and repossessed assets will likely remain at elevated levels for some period of time. An elevated level of non-performing assets adversely impacts our net interest income.

Index

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 2.93% on an annualized basis in the first quarter of 2011 compared to 4.10% in the first quarter of 2010.  The $9.7 million decline in loan net charge-offs primarily reflects a decrease of $8.5 million for commercial loans. These loan net charge-offs primarily reflect elevated levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate or real estate held for development.

Allowance for loan losses	Three months ended
	March 31,
	2011		2010
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$67,915	$1,322	$81,717	$1,858
Additions (deduction)
Provision for loan losses	11,076	-	17,014	-
Recoveries credited to allowance	935	-	991	-
Loans charged against the allowance	(13,791)	-	(23,590)	-
Addition included in non-interest expense	-	95	-	56
Balance at end of period	$66,135	$1,417	$76,132	$1,914

Net loans charged against the allowance to average Portfolio Loans (annualized)	2.93%		4.10%

Allocation of the Allowance for Loan Losses

	March 31,	December 31,
	2011	2010
	(In thousands)
Specific allocations	$23,082	$24,925
Other adversely rated loans	8,272	8,168
Historical loss allocations	21,122	20,543
Additional allocations based on subjective factors	13,659	14,279
Total	$66,135	$67,915

Some loans will not be repaid in full. Therefore, an allowance for loan losses (“AFLL” is maintained at a level which represents our best estimate of losses incurred. In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios.

The first AFLL element (specific allocations) reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, discounted collateral exposure and discounted cash flow analysis. Impaired commercial and mortgage loans are allocated allowance amounts using this first element. The second AFLL element (other adversely rated loans) reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of both the probability of default and the expected loss rate (“loss given default”). The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied. For higher rated loans (“non-watch credit”) we again determine a probability of default and loss given default in order to apply an allocation percentage. Commercial loans not falling under the first AFLL element are allocated allowance amounts using this second AFLL element. The third AFLL element (historical loss allocations) is determined by assigning allocations to homogeneous loan groups based principally upon the five-year average of loss experience for each type of loan. Recent years are weighted more heavily in this average. Average losses may be further adjusted based on an analysis of delinquent loans. Loss analyses are conducted at least annually. Mortgage loans not falling under the first AFLL element as well as installment and payment plan receivables are allocated allowance amounts using this third AFLL element. The fourth AFLL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining this fourth element, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the loan portfolios.

Index

Increases in the allowance are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the allowance to specific loans and loan portfolios, the entire allowance is available for incurred losses. We generally charge-off commercial, homogenous residential mortgage, installment and payment plan receivable loans when they are deemed uncollectible or reach a predetermined number of days past due based on loan product, industry practice and other factors. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a provision of $0.003 million and a credit of $0.1 million in the first quarters of 2011 and 2010, respectively, for its provision for loan losses.  These lower provision levels are due primarily to significant declines ($30.6 million and $65.6 million in the first quarters of 2011 and 2010, respectively) in the balance of payment plan receivables.  Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.  The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See note #15 to the Interim Condensed Consolidated Financial Statements included within this report.

Index

The allowance for loan losses decreased $1.8 million to $66.1 million at March 31, 2011 from $67.9 million at December 31, 2010 and was equal to 3.82% of total Portfolio Loans at March 31, 2011 compared to 3.75% at December 31, 2010. Two of the four components of the allowance for loan losses outlined above declined during the first quarter of 2011. The specific allocations for loan losses decreased due principally to a decline in specific reserves on commercial loans.  Such reserves declined due to a decrease in the balance of such loans and due to charge-offs.  The allowance for loan losses related to other adversely rated loans increased slightly from December 31, 2010 to March 31, 2011.  The allowance for loan losses related to historical losses increased due primarily to an increase in such reserves on mortgage loans.  The historical allocation rate for mortgage loans increased as a lower net charge-off period dropped off and was replaced with a higher net charge-off period in the historical analysis period.  Finally, the allowance for loan losses related to subjective factors decreased due to the improvement in certain economic indicators used in computing this portion of the allowance as well as an overall decline in Portfolio Loans.

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

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $14.8 million and $15.9 million at March 31, 2011 and December 31, 2010, respectively, and will be expensed over the assessment periods (through the fourth quarter of 2012). The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual deposit balances and assessment rates used during each assessment period.

Index

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	March 31,			December 31,
	2011			2010
	Amount	Average Maturity	Rate	Amount	Average Maturity	Rate
	(Dollars in thousands)
Brokered CDs	$250,166	2.3 years	2.88%	$273,546	2.4 years	2.89%
Fixed rate FHLB advances	21,012	5.6 years	6.34	21,022	5.9 years	6.34
Variable rate FHLB advances(1)	25,000	1.1 years	0.50	50,000	0.8 years	0.41
Total	$296,178	2.4 years	2.93%	$344,568	2.4 years	2.74%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.

Other borrowings, comprised of advances from the Federal Home Loan Bank (the “FHLB”), totaled $46.0 million at March 31, 2011, compared to $71.0 million at December 31, 2010. The $25.0 million decrease in other borrowed funds reflects reduced borrowings from the FHLB.

As described above, we rely on wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits to fund our business. At March 31, 2011, our use of such wholesale funding sources amounted to approximately $296.2 million, or 13.1% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Additionally, we may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

In addition, if we fail to remain “well-capitalized” (under federal regulatory standards), we will be prohibited from accepting or renewing Brokered CDs without the prior consent of the FDIC. At March 31, 2011, we had Brokered CDs of approximately $250.2 million, or 11.3% of total deposits. Of this amount $46.5 million mature during the next twelve months. As a result, any such restrictions on our ability to access Brokered CDs may have a material adverse impact on our business and financial condition.

Moreover, we cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that are in non-interest bearing transaction accounts and have unlimited deposit insurance only through December 31, 2012 (in accordance with provisions in the Dodd-Frank Act), may be particularly susceptible to outflow. At March 31, 2011 we had $125.7 million of uninsured deposits and an additional $150.4 million of deposits that were in non-interest bearing transaction accounts and fully insured through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

Index

Our financial performance will be materially affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part because we could no longer get unsecured credit from our derivatives counterparties. At March 31, 2011, we had remaining interest-rate swaps with an aggregate notional amount of $20.0 million and interest rate caps with an aggregate notional amount of $5.0 million.

Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Condensed Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios as well as to be able to respond to unforeseen liquidity needs.

Our primary sources of funds include our deposit base, secured advances from the FHLB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).

At March 31, 2011 we had $390.2 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers or are Brokered CDs that we expect to replace. Additionally $1.450 billion of our deposits at March 31, 2011 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the deposit insurance limit was permanently increased from $100,000 to $250,000 and unlimited deposit insurance is currently provided (only through December 31, 2012) for balances in non-interest bearing demand deposit accounts under provisions in the Dodd-Frank Act. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite the increases in deposit insurance limits and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our recent losses and our elevated level of non-performing assets have reduced some of the financial ratings of our Bank that are followed by our larger deposit customers, such as municipalities. The potential outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.

Index

We have developed contingency funding plans that stress tests our liquidity needs that may arise from certain events such as an adverse change in our financial metrics (for example, credit quality or regulatory capital ratios). Our liquidity management also includes periodic monitoring that measures quick assets (defined generally as short-term assets with maturities less than 30 days and loans held for sale) to total assets; short-term liability dependence and basic surplus (defined as quick assets compared to short-term liabilities). Policy limits have been established for our various liquidity measurements and are monitored on a monthly basis. In addition, we also prepare cash flow forecasts that include a variety of different scenarios.

As a result of the liquidity risks described above and in “Deposits and borrowings” we have increased our level of overnight cash balances in interest-bearing deposits to $337.1 million at March 31, 2011 from $336.4 million at December 31, 2010. We have also issued longer-term (two to five years) callable Brokered CDs and reduced certain secured borrowings to increase available funding sources. Given the continued decline in our Portfolio Loans, we believe we can payoff (through calls and maturities) a portion of our Brokered CDs and further reduce wholesale funding during the second quarter of 2011, while still maintaining adequate liquidity.

As described in greater detail below, we are deferring interest on our subordinated debentures and are not currently paying any dividends on our preferred or common stock. Interest on the subordinated debentures can continue to be deferred until the fourth quarter of 2014. Thus, the only use of cash at the parent company at the present time is for operating expenses. Because of the losses that our Bank has experienced and the Bank’s regulatory capital requirements, we do not anticipate that the Bank will be able to pay any dividends up to the parent company for at least through the end of 2012. As a result, the only substantial near term source of cash to our parent company is under an equity line facility that is described below. We believe that the available cash and cash equivalents on hand as well as access to the equity line facility provide sufficient liquidity at the parent company to meet its operating expenses until the fourth quarter of 2014 (at which point the parent company can no longer defer interest on its subordinated debentures).

Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.

Index

Capitalization
	March 31,	December 31,
	2011	2010
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ Equity
Preferred stock	76,708	75,700
Common stock	247,406	246,407
Accumulated deficit	(198,311)	(189,902)
Accumulated other comprehensive loss	(12,865)	(13,120)
Total shareholders’ equity	112,938	119,085
Total capitalization	$161,606	$167,753

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we exchanged 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at March 31, 2011 and December 31, 2010, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, $41.9 million of these securities qualified as Tier 1 capital at March 31, 2011. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits will not apply to our outstanding trust preferred securities.

In December 2008, we issued 72,000 shares of Series A, Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), and a warrant to purchase 346,154 shares (at $31.20 per share) of our common stock (“Original Warrant”) to the UST in return for $72.0 million under the TARP CPP. Of the total proceeds, $68.4 million was originally allocated to the Series A Preferred Stock and $3.6 million was allocated to the Original Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Series A Preferred Stock was being accreted using an effective yield method over five years. The accretion had been recorded as part of the Series A Preferred Stock dividend.

On April 16, 2010, we exchanged the Series A Preferred Stock (including accumulated but unpaid dividends) for 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”). As part of the terms of the exchange agreement, we also agreed to amend and restate the terms of the Original Warrant and issued an Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018. The Series B Preferred Stock and the Amended Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We did not receive any cash proceeds from the issuance of the Series B Preferred Stock or the Amended Warrant. In general, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was held by the UST, except that the Series B Preferred Stock is convertible into our common stock.

Index

See note #16 to the Interim Condensed Consolidated Financial Statements included within this report for information about the terms of the Series B Preferred Stock and the Amended and Restated Warrant.

Shareholders’ equity applicable to common stock decreased to $36.2 million at March 31, 2011 from $43.4 million at December 31, 2010 due primarily to our first quarter 2011 net loss. Our tangible common equity (“TCE”) totaled $27.6 million and $34.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 1.12% at March 31, 2011 compared to 1.36% at December 31, 2010. Although our Bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of the losses that we have incurred, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Michigan, we have taken the following actions to maintain and improve our regulatory capital ratios and preserve liquidity at our parent company level:

•	Eliminated cash dividend on our common stock: Beginning in November of 2009, we eliminated the $0.10 per share quarterly cash dividend on our common stock.

•
Deferred dividends on our preferred stock:  Beginning in December of 2009, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to approximately $3.9 million per year until December of 2013, at which time they would increase to approximately $7.0 million per year.  Accrued and unpaid dividends were $3.6 million at March 31, 2011.

•
Deferred dividends on our subordinated debentures:  Beginning in December of 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of March 31, 2011, amount to approximately $2.1 million per year. Accrued and unpaid dividends on trust preferred securities at March 31, 2011 and December 31, 2010 were $2.8 million and $2.3 million, respectively.

•
Exchanged the Series A Preferred Stock held by the UST for Series B Preferred Stock:  In April 2010, we completed the exchange of Series A Preferred Stock held by the UST (plus accrued and unpaid dividends on such stock) for new shares of convertible Series B Preferred Stock, as described above.

•
Exchanged certain trust preferred securities for our common stock:  In June 2010, we completed the exchange of 5.1 million shares of our common stock for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities.

Index

These actions have preserved cash at our parent company as we do not expect our Bank to be able to pay any cash dividends in the near term. Dividends from the Bank are restricted by federal and state law and are further restricted by the board resolutions adopted in December 2009 (as subsequently amended) and described in note #12 to the Interim Condensed Consolidated Financial Statements included within this report.  In particular, those resolutions prohibit the Bank from paying any dividends to the parent company without the prior written approval of the Federal Reserve Bank (the "FRB") and the Michigan Office of Financial and Insurance Regulation (“OFIR”).

Our parent company is also currently prohibited from paying any dividends on our common stock or the preferred stock held by the UST or any distributions on our trust preferred securities.  Although there are no specific regulations restricting dividend payments by bank holding companies (other than state corporate laws) the FRB, our primary federal regulator, has issued a policy statement on cash dividend payments. The FRB’s view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.”  Moreover, the resolutions adopted by our Board in 2009 and referenced above specifically prohibit the parent company from paying any dividends on our common stock or the preferred stock held by the UST or any distributions on our trust preferred securities without, in each case, the prior written approval of the FRB and the OFIR.

Payment of dividends and distributions on the outstanding common stock, preferred stock, and trust preferred securities is also restricted and governed by the terms of those instruments, as follows:

The terms of the subordinated debentures and trust indentures (the “Indentures”) related to our trust preferred securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the Indentures) has occurred and is continuing. We are not in default with respect to the Indentures, and the deferral of interest does not constitute an event of default under the Indentures. While we defer the payment of interest, we will continue to accrue the interest expense owed at the applicable interest rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable.  During the deferral period on the Indentures, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of our capital stock.

So long as any shares of the Series B Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, (a) no dividend may be paid or declared on our common stock or other junior stock, other than a dividend payable solely in common stock and other than certain dividends or distributions of rights in connection with a shareholders’ rights plan; and (b) with limited exceptions, neither we nor any of our subsidiaries may purchase, redeem or otherwise acquire for consideration any shares of our common stock or other junior stock unless we have paid in full all accrued dividends on the Series B Preferred Stock for all prior dividend periods.

We do not have any current plans to resume dividend payments on our outstanding trust preferred securities or the outstanding shares of any preferred stock or common stock. We do not know if or when any such payments will resume.  However, as described in note #12 to the Interim Condensed Consolidated Financial Statements included within this report, our Board adopted a capital restoration plan (the "Capital Plan") in January 2010 (as subsequently amended).  The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the December 2009 board resolutions referenced above (as subsequently amended).

Index

As of March 31, 2011, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of March 31, 2011, the minimum capital ratios imposed by the board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards. As of March 31, 2011, our Bank’s Total Capital to Risk-Weighted Assets ratio exceeded the target of 11%.

Regulatory Capital Ratios	Independent Bank Actual at March 31, 2011	Minimum Ratios Established by our Board	Required to be Well-Capitalized

Tier 1 capital to average total assets	6.60%	8.00%	5.00%
Total capital to risk-weighted assets	11.16	11.00	10.00

The Capital Plan (as modified) sets forth an objective of achieving these minimum capital ratios as soon as practicable and maintaining such capital ratios through at least the end of 2012.

The Capital Plan includes projections that reflect forecasted financial data through 2013. At the present time, based on these forecasts and our expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes, even without additional capital, primarily because of a further decline in total assets (principally loans) and in 2012 attain the Bank regulatory capital ratios required by the Capital Plan. We do anticipate incurring a net loss in 2011, reflecting continued elevated credit costs (in particular the provision for loan losses, net losses on ORE and loan and collection costs) and a decline in net interest income (due to a decrease in total interest-earning assets). We expect such credit costs to abate sufficiently so that we can return to profitability in 2012. These forecasts are susceptible to significant variations, particularly if the Michigan economy were to deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.  Please see page 1 of this report for cautionary information about these forward-looking statements and factors that may cause actual results to differ from our current expectations.

Index

In anticipation of the capital raising initiatives described in the Capital Plan, we engaged an independent third party to perform a due diligence review (a "stress test") on our commercial loan portfolio and a separate independent third party to perform a similar review of our retail loan portfolio. These independent stress tests were concluded in January 2010. Each analysis included different scenarios based on expectations of future economic conditions. We engaged these independent reviews in order to ensure that the similar analyses we had performed internally in 2009, on which we based our original Capital Plan projections for future expected loan losses and our need for additional capital, were reasonable and did not materially understate our projected loan losses. Our actual level of loan losses in 2010 were significantly lower than the stress test projections for the commercial loan portfolio and was in line with the stress test projections for the retail loan portfolio. Our updated Capital Plan projections for 2011, 2012 and 2013 take into account a variety of factors related to our Portfolio Loans, but in general, anticipate declining levels of loan loss provisions, loan and collection costs and net losses on ORE. These projections also anticipate a significant decline in vehicle service contract counterparty contingency expenses at Mepco.

Our Capital Plan also outlines various contingency plans in case we do not succeed in meeting the required minimum capital ratios. These contingency plans include a possible further reduction in our assets (such as through a sale of branches, loans, and/or other operating divisions or subsidiaries), more significant expense reductions than those that have already been implemented, and a sale of the Bank. These contingency plans were considered and included within the Capital Plan in recognition of the possibility that market conditions for these transactions may improve and that such transactions may be necessary or required by our regulators if we are unable to attain the required minimum capital ratios described above through other means.

In light of our continued improvements in asset quality and other positive indicators, including the above described financial projections, as well as market conditions, we are reevaluating our alternatives in connection with our Capital Plan, including the size and timing of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.  In particular, we are evaluating the merits of a smaller capital raise with a goal of preserving the potential future use of our net deferred tax asset as described earlier.

In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). To date, we have sold a total of 712,336 shares (345,177 shares in the fourth quarter of 2010, 253,759 shares in the first quarter of 2011 and 113,400 shares in April 2011) of our common stock to Dutchess under this equity line for total net proceeds of $1.7 million. In order to comply with Nasdaq rules, we needed shareholder approval to sell more than approximately 0.8 million more shares to Dutchess pursuant to the Investment Agreement. In April 2011, our shareholders approved a resolution at our Annual Meeting to authorize us to sell 2.5 million additional shares under this equity line, so we now have additional flexibility to take advantage of this contingent source of liquidity.

Index

Our bank holding company and our Bank both remain “well capitalized” (as defined by banking regulations) at March 31, 2011.

Asset/liability management.  Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans, also create interest-rate risk.

Our asset/liability management efforts identify and evaluate opportunities to structure our statement of financial condition in a manner that is consistent with our mission to maintain profitable financial leverage within established risk parameters. We evaluate various opportunities and alternate asset/liability management strategies carefully and consider the likely impact on our risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of our asset/liability management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report at least quarterly to our board of directors.

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

Index

Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2011
200 basis point rise	$193,400	18.00%	$98,300	2.18%
100 basis point rise	177,100	8.05	96,000	(0.21)
Base-rate scenario	163,900	-	96,200	-
100 basis point decline	153,700	(6.22)	95,600	(0.62)
200 basis point decline	141,500	(13.67)	93,400	(2.91)

December 31, 2010
200 basis point rise	$170,700	13.57%	$104,400	1.85%
100 basis point rise	159,000	5.79	102,100	(0.39)
Base-rate scenario	150,300	-	102,500	-
100 basis point decline	156,200	3.93	101,900	(0.59)
200 basis point decline	145,100	(3.46)	99,300	(3.12)
__________
(1)
Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.

(2)
Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

Accounting standards update. See note 2 in the accompanying notes to  the Interim Condensed Consolidated Financial Statements included elsewhere in this report for details on recently issued accounting pronouncements and their impact on our financial statements.

Management plans and expectations. Elevated credit costs, including our provision for loan losses, loan and collection costs, net losses on ORE, and losses related to vehicle service contract counterparty contingencies, have resulted in substantial losses over the past three years and reduced our capital. Management continues to focus on reducing non-performing assets and returning the organization to consistent profitability as soon as possible. Management believes meaningful progress was made on these objectives in 2010 and in the first quarter of 2011. Further, as discussed above, we have adopted a Capital Plan, which includes a series of actions designed to increase our common equity capital, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of a projected further decline in total assets (principally loans). As a result of these expectations with respect to the Bank’s regulatory capital ratios, and in light of our continued improvements in asset quality and other positive indicators, we are reevaluating our alternatives in connection with the timing and size of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.

Index

Litigation Matters

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our Interim Condensed Consolidated Financial Statements. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, it is possible we may incur losses in addition to the amounts we have accrued. We currently believe the aggregate amount of losses that it is reasonably possible we could incur in excess of what has been accrued for all of our pending litigation matters may range from zero up to $2.5 million.

The litigation matters described in the preceding paragraph primarily include claims that have been brought against us for damages, but do not include litigation matters where we seek to collect amounts owed to us by third parties (such as litigation initiated to collect delinquent loans or vehicle service contract counterparty receivables). These excluded, collection-related matters may involve claims or counterclaims by the opposing party or parties, but we have excluded such matters from the disclosure contained in the preceding paragraph in all cases where we believe the possibility of us paying damages to any opposing party is remote. Risks associated with the likelihood that we will not collect the full amount owed to us, net of reserves, are disclosed elsewhere in this report.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.

We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment was at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that occurred. On January 12, 2009 the FASB issued ASC 325-40-65-1 (formerly Staff Position No. EITF 99-20-1 — “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”) This standard has been applicable to our financial statements since December 31, 2008. In particular, this standard strikes the language that required the use of market participant assumptions about future cash flows from previous guidance. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording net impairment charges for other than temporary impairment of $0.1 million in both the first quarters of 2011 and 2010. We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Prices for investment securities are largely provided by a pricing service. These prices consider benchmark yields, reported trades, broker / dealer quotes and issuer spreads. Furthermore, prices for mortgage-backed securities consider: TBA prices, monthly payment information and collateral performance. At March 31, 2011 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $4.6 million (compared to $4.4 million at December 31, 2010). This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.

Index

Our methodology for determining the allowance and related provision for loan losses is described above in “Portfolio Loans and asset quality.” In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of probable incurred losses in our loan portfolio. We use a rigorous process to attempt to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that our modeling process will successfully identify all of the probable incurred losses in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in prior periods.

At March 31, 2011 we had approximately $15.5 million of mortgage loan servicing rights capitalized on our Condensed Consolidated Statement of Financial Condition. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded reductions in the valuation allowance on capitalized mortgage loan servicing rights of $0.6 million and $0.1 million in the first quarters of 2011 and 2010, respectively. Nearly all of our mortgage loans serviced for others are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our consolidated financial condition and results of operations.

Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as payment plan receivables in our Condensed Consolidated Statements of Financial Condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not have recourse against the consumer for nonpayment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco. These losses (which totaled $2.3 million and $3.4 million in the first quarters of 2011 and 2010, respectively) are titled “vehicle service contract counterparty contingencies” in our Condensed Consolidated Statements of Operations. This area of accounting requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon historical payment plan activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in prior periods.

Index

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At March 31, 2011 we had gross deferred tax assets of $76.2 million, gross deferred tax liabilities of $6.7 million and a valuation allowance of $68.6 million resulting in a net deferred tax asset of $0.9 million. The valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s projected individual earnings. We are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with this standard, we reviewed our deferred tax assets and determined that based upon a number of factors including our generally declining operating performance since 2005, our net losses, overall negative trends in the banking industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million initial valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity. In 2011, 2010 and 2009, we recorded additional valuation allowances of $2.8 million, $5.7 million and $24.0 million, respectively. We had recorded no valuation allowance on our net deferred tax asset prior to 2008 because we believed that the tax benefits associated with this asset would more likely than not, be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management”.

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2011, pursuant to any share repurchase plans:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2011	-		NA	NA	NA
February 2011	-		NA	NA	NA
March 2011	5,987	(1)	$3.01	-
Total	5,987		$3.01	-	NA

(1)
A portion of the salary payable to our Chief Executive Officer, Michael Magee, is payable in salary stock, which is issued on a bi-weekly basis in connection with our regular pay periods. The shares disclosed in this table are shares withheld from the shares that would otherwise be issued to Mr. Magee in order to satisfy tax withholding obligations.

Item 3B.	Defaults Upon Senior Securities

As of March 31, 2011, the Company was in arrears in the aggregate amount of $3.1 million with respect to the Series B Preferred Stock it issued to the U.S. Department of the Treasury as a result of the Company’s decision to defer these dividends in the fourth quarter of 2009.

Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

10.1	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors
10.2
Form of Restricted Stock Unit Grant Agreement, dated February 15, 2011, entered into by Independent Bank Corporation with each of William B. Kessel (President and Chief Operating Officer), Robert N. Shuster (Executive Vice President and Chief Financial Officer), David C. Reglin (Executive Vice President for Retail Banking), Stefanie M. Kimball (Executive Vice President and Chief Lending Officer), and Mark L. Collins (Executive Vice President and General Counsel)

Index

10.3
Consulting and Transition Agreement, dated February 16, 2011, by and among Independent Bank Corporation, Independent Bank, and Michael M. Magee, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2011)

10.4	Long-Term Incentive Plan, as amended through February 15, 2011 (incorporated by reference to Appendix A to our proxy statement filed March 17, 2011)
11.	Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 9, 2011	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date	May 9, 2011	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer