Form 10-Q
period 2011-06-30
INDEPENDENT BANK CORP /MI/
filed 2011-08-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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
YES  ☒  NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	8,403,875
Class	Outstanding at August 8, 2011

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

Index

Part I - Item 1. INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$58,673	$48,933
Interest bearing deposits	262,111	336,441
Cash and Cash Equivalents	320,784	385,374
Trading securities	156	32
Securities available for sale	78,192	67,864
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,005	23,630
Loans held for sale, carried at fair value	26,308	50,098
Loans
Commercial	666,497	707,530
Mortgage	622,460	658,679
Installment	231,411	245,644
Payment plan receivables	155,385	201,263
Total Loans	1,675,753	1,813,116
Allowance for loan losses	(61,115)	(67,915)
Net Loans	1,614,638	1,745,201
Other real estate and repossessed assets	37,608	39,413
Property and equipment, net	65,596	68,359
Bank-owned life insurance	48,812	47,922
Other intangibles	8,294	8,980
Capitalized mortgage loan servicing rights	14,741	14,661
Prepaid FDIC deposit insurance assessment	14,155	15,899
Vehicle service contract counterparty receivables, net	40,827	37,270
Accrued income and other assets	26,492	30,545
Total Assets	$2,317,608	$2,535,248
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$448,458	$451,856
Savings and NOW	1,003,537	995,662
Retail time	522,261	530,774
Brokered time	90,429	273,546
Total Deposits	2,064,685	2,251,838
Other borrowings	40,909	71,032
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	14,597	11,739
Accrued expenses and other liabilities	32,801	31,379
Total Liabilities	2,203,167	2,416,163
Shareholders' Equity
Preferred stock, no par value–200,000 shares authorized; 74,426 shares issued and outstanding at June 30, 2011 and December 31, 2010; per share liquidation preference: $1,062 at June 30, 2011 and $1,036 at December 31, 2010	77,759	75,700
Common stock, no par value–500,000,000 shares authorized; issued and outstanding: 8,345,651 shares at June 30, 2011 and 7,860,483 shares at December 31, 2010	248,198	246,407
Accumulated deficit	(199,326)	(189,902)
Accumulated other comprehensive loss	(12,190)	(13,120)
Total Shareholders' Equity	114,441	119,085
Total Liabilities and Shareholders' Equity	$2,317,608	$2,535,248

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)
	(In thousands)
Interest Income
Interest and fees on loans	$28,102	$36,675	$57,586	$75,702
Interest on securities
Taxable	344	902	811	2,062
Tax-exempt	298	526	630	1,211
Other investments	383	389	818	761
Total Interest Income	29,127	38,492	59,845	79,736
Interest Expense
Deposits	4,511	7,508	9,456	15,727
Other borrowings	1,232	2,413	2,555	5,407
Total Interest Expense	5,743	9,921	12,011	21,134
Net Interest Income	23,384	28,571	47,834	58,602
Provision for loan losses	4,378	12,680	15,454	29,694
Net Interest Income After Provision for Loan Losses	19,006	15,891	32,380	28,908
Non-interest Income
Service charges on deposit accounts	4,784	5,833	9,066	11,108
Interchange income	2,308	2,086	4,476	4,022
Net gains (losses) on assets
Mortgage loans	1,793	2,372	3,728	4,215
Securities	115	1,363	328	1,628
Other than temporary loss on securities available for sale
Total impairment loss	327	-	(142)	(118)
Loss recognized in other comprehensive income	(327)	-	-	-
Net impairment loss recognized in earnings	-	-	(142)	(118)
Mortgage loan servicing	(126)	(2,043)	770	(1,611)
Title insurance fees	318	366	791	860
Decrease in fair value of U.S. Treasury warrant	642	-	996	-
Gain on extinguishment of debt	-	18,086	-	18,086
Other	2,622	1,682	5,154	3,936
Total Non-interest Income	12,456	29,745	25,167	42,126
Non-interest Expense
Compensation and employee benefits	13,029	13,430	25,378	26,643
Loan and collection	3,580	2,785	7,447	7,571
Occupancy, net	2,663	2,595	5,764	5,504
Data processing	2,415	2,470	4,725	4,939
Vehicle service contract counterparty contingencies	1,311	4,861	3,657	8,279
Furniture, fixtures and equipment	1,502	1,648	2,920	3,367
Net losses on other real estate and repossessed assets	777	1,554	2,183	3,583
Credit card and bank service fees	1,013	1,500	2,060	3,175
FDIC deposit insurance	652	1,763	1,887	3,565
Communications	889	1,015	1,837	2,088
Legal and professional	801	894	1,579	2,030
Advertising	670	674	1,224	1,453
Costs related to unfunded lending commitments	89	280	184	336
Other	2,292	2,127	4,332	4,562
Total Non-interest Expense	31,683	37,596	65,177	77,095
Income (Loss) Before Income Tax	(221)	8,040	(7,630)	(6,061)
Income tax expense (benefit)	(258)	156	(266)	(108)
Net Income (Loss)	$37	$7,884	$(7,364)	$(5,953)
Preferred stock dividends and discount accretion	1,051	1,113	2,059	2,190
Net Income (Loss) Applicable to Common Stock	$(1,014)	$6,771	$(9,423)	$(8,143)
Net Income (Loss) Per Common Share
Basic	$(.12)	$2.37	$(1.16)	$(3.10)
Diluted	(.12)	.44	(1.16)	(3.10)
Dividends Per Common Share
Declared	$.00	$.00	$.00	$.00
Paid	.00	.00	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2011	2010
	(unaudited - In thousands)
Net Loss	$(7,364)	$(5,953)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	187,558	178,593
Disbursements for loans held for sale	(160,040)	(172,930)
Provision for loan losses	15,454	29,694
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(6,442)	(16,925)
Net gains on sales of mortgage loans	(3,728)	(4,215)
Net gains on securities	(328)	(1,628)
Securities impairment recognized in earnings	142	118
Net losses on other real estate and repossessed assets	2,183	3,583
Vehicle service contract counterparty contingencies	3,657	8,279
Gain on extinguishment of debt	-	(18,086)
Deferred loan fees	(214)	326
Share based compensation	455	292
Decrease in accrued income and other assets	4,346	4,542
Increase in accrued expenses and other liabilities	2,036	2,690
	45,079	14,333
Net Cash from Operating Activities	37,715	8,380
Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	70,322	94,685
Proceeds from the maturity of securities available for sale	295	2,165
Principal payments received on securities available for sale	3,872	10,834
Purchases of securities available for sale	(83,906)	(53,355)
Redemption of Federal Home Loan Bank stock	2,397	-
Redemption of Federal Reserve Bank stock	228	1,411
Net decrease in portfolio loans (loans originated, net of principal payments)	108,369	190,798
Proceeds from the collection of vehicle service contract counterparty receivables	671	-
Proceeds from the sale of other real estate and repossessed assets	10,084	8,986
Capital expenditures	(1,554)	(2,017)
Net Cash from Investing Activities	110,778	253,507
Cash Flow used in Financing Activities
Net decrease in total deposits	(187,153)	(188,617)
Net decrease in other borrowings	(8)	(1,674)
Proceeds from Federal Home Loan Bank advances	7,000	33,000
Payments of Federal Home Loan Bank advances	(37,115)	(29,106)
Net increase (decrease) in vehicle service contract counterparty payables	2,858	(7,310)
Extinguishment of debt, net	-	(985)
Proceeds from issuance of common stock	1,335	-
Net Cash used in Financing Activities	(213,083)	(194,692)
Net Increase (Decrease) in Cash and Cash Equivalents	(64,590)	67,195
Cash and Cash Equivalents at Beginning of Period	385,374	288,736
Cash and Cash Equivalents at End of Period	$320,784	$355,931
Cash paid during the period for
Interest	$11,361	$21,873
Income taxes	26	204
Transfer of loans to other real estate and repossessed assets	10,462	22,820
Transfer of payment plan receivables to vehicle service contract counterparty receivables	8,010	38,599
Issuance of common stock in exchange for subordinated debentures	-	23,502
Subordinated debentures exchanged for common stock	-	42,713
Retirement of Series A Preferred Stock	-	69,364
Retirement of common stock warrants	-	3,579
Issuance of Series B Preferred Stock	-	72,888
Issuance of common stock warrants	-	1,704

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Six months ended
	June 30,
	2011	2010
	(unaudited)
	(In thousands)

Balance at beginning of period	$119,085	$109,861
Net loss	(7,364)	(5,953)
Preferred dividends	-	(1,076)
Issuance of common stock	1,335	23,502
Share based compensation	455	292
Issuance of Series B preferred stock	-	69,550
Retirement of Series A preferred stock	-	(69,364)
Issuance of common stock warrants	-	5,041
Retirement of common stock warrants	-	(3,579)
Net change in accumulated other comprehensive loss, net of related tax effect	930	1,398
Balance at end of period	$114,441	$129,672

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2011 and December 31, 2010, and the results of operations for the three and six-month periods ended June 30, 2011 and 2010.  The results of operations for the three and six-month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2010 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.  In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, an amendment to FASB ASC Topic 310 “Receivables”.  Given the recent economic downturn, the volume of debt restructured (modified) by creditors has increased. This ASU gives additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”).  This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.  Securities available for sale consist of the following:

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2011
U.S. agency residential mortgage-backed	$33,559	$506	$70	$33,995
Private label residential mortgage-backed	14,325	-	3,286	11,039
Obligations of states and political subdivisions	29,141	515	307	29,349
Trust preferred	4,693	-	884	3,809
Total	$81,718	$1,021	$4,547	$78,192

December 31, 2010
U.S. agency residential mortgage-backed	$13,103	$249	$21	$13,331
Private label residential mortgage-backed	18,203	31	4,050	14,184
Obligations of states and political subdivisions	31,534	375	650	31,259
Trust preferred	9,472	116	498	9,090
Total	$72,312	$771	$5,219	$67,864

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2011
U.S. agency residential mortgage-backed	$14,895	$70	$-	$-	$14,895	$70
Private label residential mortgage-backed	273	42	10,763	3,244	11,036	3,286
Obligations of states and political political subdivisions	2,220	137	4,630	170	6,850	307
Trust preferred	1,395	412	2,414	472	3,809	884
Total	$18,783	$661	$17,807	$3,886	$36,590	$4,547

December 31, 2010
U.S. agency residential mortgage-backed	$2,733	$21	$-	$-	$2,733	$21
Private label residential mortgage-backed	-	-	12,624	4,050	12,624	4,050
Obligations of states and political subdivisions	8,371	428	1,796	222	10,167	650
Trust preferred	-	-	2,384	498	2,384	498
Total	$11,104	$449	$16,804	$4,770	$27,908	$5,219

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.

U.S. Agency residential mortgage-backed securities — at June 30, 2011 we had three securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to modest spread widening on certain issues. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage-backed securities — at June 30, 2011 we had nine securities whose fair value is less than amortized cost.  Two of the issues are rated by a major rating agency as investment grade while four are below investment grade and three are split rated.  Eight of these bonds have impairment in excess of 10% and only one of these holdings has been impaired for less than 12 months.

The unrealized losses are largely attributable to credit spread widening on these securities. The underlying loans within these securities include Jumbo (66%) and Alt A (34%) at June 30, 2011.

	June 30, 2011		December 31, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
	(In thousands)
Private label residential mortgage-backed
Jumbo	$7,338	$(1,850)	$8,429	$(2,600)
Alt-A	3,701	(1,436)	5,755	(1,419)

Eight of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 22% to 58% of the collateral pool. Typical exposure levels to California (median exposure is 43%) are consistent with overall market collateral characteristics. Three transactions have modest exposure to Florida, ranging from 5% to 7% and one transaction has modest exposure to Nevada (5%). The underlying collateral pools do not have meaningful exposure to Arizona, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, six transactions have concentrations in interest only loans ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (17%), senior (41%), senior support (21%) and mezzanine (21%). The mezzanine classes are from seasoned transactions (82 to 109 months) with significant levels of subordination (9% to 27%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio.

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

In addition to the review discussed above, certain private label residential mortgage-backed securities, including the four securities with a rating below investment grade were reviewed for OTTI utilizing a cash flow projection. The scope of review included securities that account for 81% of the $3.3 million in gross unrealized losses. The cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions were based on recently observed prepayment rates. More weight was given to longer term historic performance (12 months). Recent prepayment experience has increased somewhat due to an increase in nonconforming loans being refinanced into conventional transactions. In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates are estimated at 15% to 25% CPR. For fixed rate collateral (two transactions), the prepayment speeds are projected to be flat.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At June 30, 2011 two below investment grade private label residential mortgage-backed securities with fair values of $4.5 million and $0.3 million, respectively and unrealized losses of $1.1 million and $0.04 million, respectively (amortized cost of $5.6 million and $0.3 million, respectively) had losses that were considered other than temporary.

The underlying loans in the first transaction are 30 year fixed rate jumbos with an average FICO of 744 and an average loan-to-value ratio of 72%. The loans backing this transaction were originated in 2007 and is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.314 million of credit related OTTI  as of June 30, 2011 and was recognized in our consolidated statements of operations ($0.052 million and $0.051 million during the first six months of 2011 and 2010, respectively and $0.197 million and $0.065 million during the years ended December 31, 2010 and 2009, respectively). The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

The underlying loans in the second transaction are 30 year hybrid ARM jumbos with an average FICO of 738 and an average loan-to-value ratio of 57%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated credit related OTTI of $0.288 million as of June 30, 2011 and was recognized in our consolidated statements of operations ($0.090 million during the first six months of 2011 and $0.198 million during the year ended December 31, 2010). The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2011 we had 16 municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to a widening of market spreads and continued illiquidity for certain issues.  The majority of the securities are not rated by a major rating agency. Approximately 77% of the non rated securities originally had a AAA credit rating by virtue of bond insurance. However, the insurance provider no longer has an investment grade rating. The remaining non rated issues are small local issues that did not receive a credit rating due to the size of the transaction. The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at June 30, 2011 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past three to four years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves. During the first six months of 2011 pricing for rated issues increased modestly while prices for non rated issues declined due to credit spread widening.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

One of the four securities is rated by a major rating agency as investment grade, while one is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other two are non-rated. The non-rated issues are relatively small banks and were never rated. The issuers of these non-rated trust preferred securities, which had a total amortized cost of $2.8 million and total fair value of $2.2 million as of June 30, 2011, continue to make interest payments and have satisfactory credit metrics.

An additional $0.250 million trust preferred security was written down to zero as of December 31, 2010, including a $0.067 million credit related OTTI charge in the first quarter of 2010.

The following table breaks out our trust preferred securities in further detail as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
	(In thousands)
Trust preferred securities
Rated issues	$1,643	$(243)	$6,290	$(375)
Unrated issues - no OTTI	2,166	(641)	2,800	(7)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

During the six month periods ended June 30, 2011 and 2010 we recorded in earnings OTTI charges on securities available for sale of $0.1 million in each period.  No such charges were recorded in earnings for the three month periods ended June 30, 2011 and 2010.

A roll forward of credit losses recognized in earnings on securities available for sale for the six month periods ending June 30, follows:

	2011	2010
	(In thousands)
Balance at beginning of year	$710	$248
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	142	118
Total	$852	$366

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$1,358	$1,373
Maturing after one year but within five years	8,214	8,481
Maturing after five years but within ten years	12,123	11,769
Maturing after ten years	12,139	11,535
	33,834	33,158
U.S. agency residential mortgage-backed	33,559	33,995
Private label residential mortgage-backed	14,325	11,039
Total	$81,718	$78,192

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

	Proceeds	Realized Gains	Losses(1)
	(In thousands)
2011	$70,322	$279	$75
2010	94,685	1,876	221

(1) Losses in 2011 and 2010 exclude $0.142 million and $0.118 million, respectively of credit related OTTI recognized in earnings

During 2011 and 2010 our trading securities consisted of various preferred stocks. During the first six months of 2011 and 2010 we recognized gains (losses) on trading securities of $0.124 million and $(0.027) million, respectively, that are included in net gains (losses) on securities in the consolidated statements of operations.  Both of these amounts, relate to gains (losses) recognized on trading securities still held at each respective period end.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2011
Balance at beginning of period	$23,836	$22,642	$6,769	$389	$14,279	$67,915
Additions (deductions)
Provision for loan losses	6,043	8,929	1,681	45	(1,244)	15,454
Recoveries credited to allowance	731	740	707	4	-	2,182
Loans charged against the allowance	(12,913)	(8,563)	(2,868)	(92)	-	(24,436)
Balance at end of period	$17,697	$23,748	$6,289	$346	$13,035	$61,115

2010
Balance at beginning of period	$41,259	$18,434	$6,404	$754	$14,866	$81,717
Additions (deductions)
Provision for loan losses	12,294	13,646	4,462	(217)	(491)	29,694
Recoveries credited to allowance	504	588	736	11	-	1,839
Loans charged against the allowance	(22,295)	(10,945)	(4,360)	(44)	-	(37,644)
Balance at end of period	$31,762	$21,723	$7,242	$504	$14,375	$75,606

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
June 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$7,139	$10,862	$1,801	$-	$-	$19,802
Collectively evaluated for impairment	10,558	12,886	4,488	346	13,035	41,313
Total ending allowance balance	$17,697	$23,748	$6,289	$346	$13,035	$61,115

Loans
Individually evaluated for impairment	$38,388	$100,474	$7,907	$-		$146,769
Collectively evaluated for impairment	630,065	525,039	224,397	155,385		1,534,886
Total loans recorded investment	668,453	625,513	232,304	155,385		1,681,655
Accrued interest included in recorded investment	1,956	3,053	893	-		5,902
Total Loans	$666,497	$622,460	$231,411	$155,385		$1,675,753

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$11,522	$11,567	$1,836	$-	$-	$24,925
Collectively evaluated for impairment	12,314	11,075	4,933	389	14,279	42,990
Total ending allowance balance	$23,836	$22,642	$6,769	$389	$14,279	$67,915

Loans
Individually evaluated for impairment	$53,415	$107,026	$6,904	$-		$167,345
Collectively evaluated for impairment	656,681	554,534	239,835	201,263		1,652,313
Total loans recorded investment	710,096	661,560	246,739	201,263		1,819,658

Accrued interest included in recorded investment	2,566	2,881	1,095	-		6,542
Total Loans	$707,530	$658,679	$245,644	$201,263		$1,813,116

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2011
Commercial
Income producing - real estate	$342	$11,110	$11,452
Land, land development and construction - real estate	-	5,228	5,228
Commercial and industrial	101	8,419	8,520
Mortgage
1-4 family	8	15,003	15,011
Resort lending	-	7,162	7,162
Home equity line of credit - 1st lien	-	584	584
Home equity line of credit - 2nd lien	-	1,145	1,145
Installment
Home equity installment - 1st lien	-	1,448	1,448
Home equity installment - 2nd lien	-	919	919
Loans not secured by real estate	-	647	647
Other	-	1	1
Payment plan receivables
Full refund	-	1,182	1,182
Partial refund	-	358	358
Other	-	67	67
Total recorded investment	$451	$53,273	$53,724
Accrued interest included in recorded investment	$8	$-	$8

December 31, 2010
Commercial
Income producing - real estate	$276	$11,925	$12,201
Land, land development and construction - real estate	-	9,672	9,672
Commercial and industrial	675	7,016	7,691
Mortgage
1-4 family	-	19,428	19,428
Resort lending	-	9,206	9,206
Home equity line of credit - 1st lien	-	1,080	1,080
Home equity line of credit - 2nd lien	-	1,153	1,153
Installment
Home equity installment - 1st lien	-	1,916	1,916
Home equity installment - 2nd lien	-	1,373	1,373
Loans not secured by real estate	-	923	923
Other	-	34	34
Payment plan receivables
Full refund	-	2,470	2,470
Partial refund	-	329	329
Other	-	127	127
Total recorded investment	$951	$66,652	$67,603
Accrued interest included in recorded investment	$23	$-	$23

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due
	30-59 days	60-89 days	90+ days	Total	Loans not Past Due	Total Loans
	(In thousands)
June 30, 2011
Commercial
Income producing - real estate	$1,820	$2,233	$5,357	$9,410	$279,305	$288,715
Land, land development and construction - real estate	873	769	3,341	4,983	52,650	57,633
Commercial and industrial	3,179	1,120	6,047	10,346	311,759	322,105
Mortgage
1-4 family	3,193	1,458	15,011	19,662	309,632	329,294
Resort lending	1,600	1,338	7,162	10,100	201,757	211,857
Home equity line of credit - 1st lien	1,005	16	584	1,605	24,214	25,819
Home equity line of credit - 2nd lien	744	398	1,145	2,287	56,256	58,543
Installment
Home equity installment - 1st lien	778	209	1,448	2,435	45,761	48,196
Home equity installment - 2nd lien	820	365	919	2,104	56,372	58,476
Loans not secured by real estate	1,185	263	647	2,095	120,360	122,455
Other	35	28	1	64	3,113	3,177
Payment plan receivables
Full refund	3,988	2,517	1,182	7,687	130,360	138,047
Partial refund	550	420	358	1,328	13,540	14,868
Other	119	127	67	313	2,157	2,470
Total recorded investment	$19,889	$11,261	$43,269	$74,419	$1,607,236	$1,681,655
Accrued interest included in recorded investment	$202	$108	$8	$318	$5,584	$5,902

December 31, 2010
Commercial
Income producing - real estate	$3,269	$914	$8,978	$13,161	$295,948	$309,109
Land, land development and construction - real estate	1,923	147	4,919	6,989	55,693	62,682
Commercial and industrial	1,636	2,204	4,665	8,505	329,800	338,305
Mortgage
1-4 family	4,074	2,349	19,428	25,851	319,361	345,212
Resort lending	2,667	1,003	9,206	12,876	215,398	228,274
Home equity line of credit - 1st lien	576	-	1,080	1,656	25,951	27,607
Home equity line of credit - 2nd lien	723	464	1,153	2,340	58,127	60,467
Installment
Home equity installment - 1st lien	472	228	1,916	2,616	50,150	52,766
Home equity installment - 2nd lien	746	529	1,373	2,648	63,345	65,993
Loans not secured by real estate	1,302	348	923	2,573	122,066	124,639
Other	51	16	34	101	3,240	3,341
Payment plan receivables
Full refund	6,475	3,957	2,470	12,902	148,751	161,653
Partial refund	1,134	642	329	2,105	24,170	26,275
Other	583	166	127	876	12,459	13,335
Total recorded investment	$25,631	$12,967	$56,601	$95,199	$1,724,459	$1,819,658
Accrued interest included in recorded investment	$225	$133	$23	$381	$6,161	$6,542

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	June 30,2011	December 31,2010
	(In thousands)
Impaired loans with no allocated allowance
TDR	$26,017	$25,754
Non - TDR	1,108	4,495
Impaired loans with an allocated allowance
TDR - allowance based on collateral	9,845	19,418
TDR - allowance based on present value cash flow	89,200	93,070
Non - TDR - allowance based on collateral	20,130	21,623
Non - TDR - allowance based on present value cash flow	-	2,351
Total impaired loans	$146,300	$166,711

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,479	$5,462
TDR - allowance based on present value cash flow	11,807	12,086
Non - TDR - allowance based on collateral	5,516	6,644
Non - TDR - allowance based on present value cash flow	-	733
Total amount of allowance for loan losses allocated	$19,802	$24,925

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class at June 30, 2011 are as follows (1):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$1,590	$1,588	$-	$2,796	$30
Land, land development & construction-real estate	156	278	-	876	27
Commercial and industrial	2,075	2,114	-	3,143	17
Mortgage
1-4 family	9,515	11,837	-	9,095	214
Resort lending	8,906	8,894	-	7,584	223
Home equity line of credit - 1st lien	-	-	-	-	-
Home equity line of credit - 2nd lien	114	188	-	108	2
Installment
Home equity installment - 1st lien	2,039	2,058	-	1,870	48
Home equity installment - 2nd lien	2,070	2,082	-	1,963	49
Loans not secured by real estate	741	784	-	540	16
Other	27	27	-	9	1
	27,233	29,850	-	27,984	627
With an allowance recorded:
Commercial
Income producing - real estate	18,152	24,480	3,139	16,618	122
Land, land development & construction-real estate	6,931	10,810	1,694	9,667	69
Commercial and industrial	9,484	11,397	2,306	10,335	141
Mortgage
1-4 family	62,170	63,544	8,116	63,714	1,351
Resort lending	19,703	21,536	2,714	24,417	396
Home equity line of credit - 1st lien	47	47	31	16	1
Home equity line of credit - 2nd lien	19	23	1	15	-
Consumer
Home equity installment - 1st lien	1,433	1,469	645	1,467	28
Home equity installment - 2nd lien	1,466	1,481	1,110	1,511	30
Loans not secured by real estate	131	132	46	185	1
Other	-	-	-	-	-
	119,536	134,919	19,802	127,945	2,139
Total
Commercial
Income producing - real estate	19,742	26,068	3,139	19,414	152
Land, land development & construction-real estate	7,087	11,088	1,694	10,543	96
Commercial and industrial	11,559	13,511	2,306	13,478	158
Mortgage
1-4 family	71,685	75,381	8,116	72,809	1,565
Resort lending	28,609	30,430	2,714	32,001	619
Home equity line of credit - 1st lien	47	47	31	16	1
Home equity line of credit - 2nd lien	133	211	1	123	2
Consumer
Home equity installment - 1st lien	3,472	3,527	645	3,337	76
Home equity installment - 2nd lien	3,536	3,563	1,110	3,474	79
Loans not secured by real estate	872	916	46	725	17
Other	27	27	-	9	1
Total	$146,769	$164,769	$19,802	$155,929	$2,766
Accrued interest included in recorded investment	$469

(1) There were no impaired payment plan receivables at June 30, 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class at December 31, 2010 are as follows (1):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,545	$4,763	$-
Land, land development & construction-real estate	1,600	2,810	-
Commercial and industrial	5,830	5,873	-
Mortgage
1-4 family	8,770	10,551	-
Resort lending	5,666	5,670	-
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	93	93	-
Installment
Home equity installment - 1st lien	1,772	1,805	-
Home equity installment - 2nd lien	1,891	1,904	-
Loans not secured by real estate	211	220	-
Other	-	-	-
	30,378	33,689	-
With an allowance recorded:
Commercial
Income producing - real estate	16,206	22,748	4,279
Land, land development & construction-real estate	12,735	21,017	3,922
Commercial and industrial	12,499	13,844	3,321
Mortgage
1-4 family	64,157	66,379	8,223
Resort lending	28,315	28,874	3,319
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	25	97	25
Consumer
Home equity installment - 1st lien	1,361	1,374	620
Home equity installment - 2nd lien	1,413	1,429	1,110
Loans not secured by real estate	256	258	106
Other	-	-	-
	136,967	156,020	24,925
Total
Commercial
Income producing - real estate	20,751	27,511	4,279
Land, land development & construction-real estate	14,335	23,827	3,922
Commercial and industrial	18,329	19,717	3,321
Mortgage
1-4 family	72,927	76,930	8,223
Resort lending	33,981	34,544	3,319
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	118	190	25
Consumer
Home equity installment - 1st lien	3,133	3,179	620
Home equity installment - 2nd lien	3,304	3,333	1,110
Loans not secured by real estate	467	478	106
Other	-	-	-
Total	$167,345	$189,709	$24,925
Accrued interest included in recorded investment	$634

(1) There were no impaired payment plan receivables at December 31, 2010.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $155.9 million and $167.7 million for the six-month periods ended June 30, 2011 and 2010, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the first six months of 2011 and 2010 was approximately $2.8 million in each period, the majority of which was received in cash.

Troubled debt restructurings follow:

	June 30, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$13,119	$95,004		$108,123
Non-performing TDR's(1)	3,994	12,945	(2)	16,939
Total	$17,113	$107,949		$125,062

	December 31, 2010
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$16,957	$96,855		$113,812
Non-performing TDR's(1)	7,814	16,616	(2)	24,430
Total	$24,771	$113,471		$138,242

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

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

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non watch 1-6	Watch 7-8	Substandard Accrual 9	Non Accrual 10-11	Total
			(In thousands)
June 30, 2011
Income producing - real estate	$218,353	$51,510	$7,742	$11,110	$288,715
Land, land development and construction - real estate	34,617	10,878	6,910	5,228	57,633
Commercial and industrial	267,866	31,512	14,308	8,419	322,105
Total	$520,836	$93,900	$28,960	$24,757	$668,453
Accrued interest included in total	$1,436	$392	$128	$-	$1,956

December 31, 2010
Income producing - real estate	$225,167	$57,536	$14,482	$11,925	$309,110
Land, land development and construction - real estate	33,356	14,780	4,873	9,672	62,681
Commercial and industrial	273,138	41,738	16,413	7,016	338,305
Total	$531,661	$114,054	$35,768	$28,613	$710,096
Accrued interest included in total	$1,897	$469	$200	$-	$2,566

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For each of our mortgage and consumer segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
June 30, 2011
800 and above	$27,913	$21,890	$4,021	$6,493	$60,317
750-799	64,402	84,162	8,743	17,345	174,652
700-749	62,872	53,673	4,596	14,680	135,821
650-699	55,431	24,650	3,540	8,621	92,242
600-649	37,985	11,197	1,602	3,577	54,361
550-599	29,700	10,101	1,612	3,799	45,212
500-549	29,280	3,288	943	2,361	35,872
Under 500	17,241	2,317	713	1,628	21,899
Unknown	4,470	579	49	39	5,137
Total	$329,294	$211,857	$25,819	$58,543	$625,513
Accrued interest included in total	$1,539	$1,079	$129	$306	$3,053
December 31, 2010
800 and above	$28,308	$21,385	$4,433	$6,386	$60,512
750-799	66,812	89,695	8,996	17,995	183,498
700-749	66,749	56,425	4,961	14,688	142,823
650-699	57,026	25,911	3,707	8,856	95,500
600-649	41,559	12,832	1,596	3,768	59,755
550-599	31,879	11,647	1,673	4,303	49,502
500-549	30,723	5,040	1,366	2,497	39,626
Under 500	19,005	2,941	742	1,853	24,541
Unknown	3,151	2,398	133	121	5,803
Total	$345,212	$228,274	$27,607	$60,467	$661,560
Accrued interest included in total	$1,413	$1,012	$135	$321	$2,881

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
June 30, 2011
800 and above	$5,141	$4,850	$13,078	$62	$23,131
750-799	13,384	17,306	45,727	559	76,976
700-749	8,182	13,155	25,933	762	48,032
650-699	7,672	9,306	14,991	756	32,725
600-649	5,370	5,269	7,399	359	18,397
550-599	3,616	4,288	4,372	225	12,501
500-549	3,134	2,672	3,219	189	9,214
Under 500	1,627	1,571	1,747	132	5,077
Unknown	70	59	5,989	133	6,251
Total	$48,196	$58,476	$122,455	$3,177	$232,304
Accrued interest included in total	$180	$217	$466	$30	$893

December 31, 2010
800 and above	$5,626	$5,618	$13,078	$22	$24,344
750-799	14,654	19,668	46,228	554	81,104
700-749	8,994	15,015	26,714	828	51,551
650-699	8,225	10,029	15,968	779	35,001
600-649	5,878	5,677	8,520	417	20,492
550-599	4,120	4,812	5,479	255	14,666
500-549	3,350	3,248	4,398	260	11,256
Under 500	1,809	1,848	2,087	163	5,907
Unknown	110	78	2,167	63	2,418
Total	$52,766	$65,993	$124,639	$3,341	$246,739
Accrued interest included in total	$218	$264	$579	$34	$1,095

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation ("Mepco") is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States.  See note #15 for more information about Mepco's business.  As of June 30, 2011, approximately 89% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 10% of Mepco’s outstanding payment plan receivables as of June 30, 2011, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
June 30, 2011
AM Best rating
A+	$-	$126	$5	$131
A	31,794	112	343	32,249
A-	42,390	14,630	-	57,020
B+	11,362	-	-	11,362
B	-	-	-	-
Not rated	52,501	-	2,122	54,623
Total	$138,047	$14,868	$2,470	$155,385

December 31, 2010
AM Best rating
A+	$-	$255	$-	$255
A	40,264	497	341	41,102
A-	48,291	25,523	-	73,814
B+	19,694	-	-	19,694
B	-	-	-	-
Not rated	53,404	-	12,994	66,398
Total	$161,653	$26,275	$13,335	$201,263

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, please see note #15 below regarding certain risks and difficulties associated with collecting these refunds.

5.    Comprehensive income (loss) for the three- and six-month periods ended June 30 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$37	$7,884	$(7,364)	$(5,953)
Net change in unrealized gain (loss) on securities available for sale, net of related tax effect	151	(1,329)	332	(1,247)
Change in unrealized losses on securities available for sale for which a portion of other than temporary impairment has been recognized in earnings	594	627	267	2,294
Net change in unrealized loss on derivative instruments, net of related tax effect	(88)	(33)	91	73
Reclassification adjustment for accretion on settled derivative instruments	18	203	240	278
Comprehensive income (loss)	$712	$7,352	$(6,434)	$(4,555)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The net change in unrealized loss on securities available for sale reflects net gains reclassified into earnings as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net gain reclassified into earnings	$64	$1,385	$62	$1,537
Federal income tax expense as a result of the reclassification of these amounts from comprehensive income	-	-	-	-

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30 follows:

As of or for the three months ended June 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(In thousands)
2011
Total assets	$2,094,597	$223,799	$171,396	$(172,184)	$2,317,608
Interest income	23,733	5,394	-	-	29,127
Net interest income	20,073	3,987	(676)	-	23,384
Provision for loan losses	4,344	34	-	-	4,378
Income (loss) before income tax	367	(322)	(243)	(23)	(221)
Net income (loss)	510	(207)	(243)	(23)	37

2010
Total assets	$2,404,858	$332,926	$184,781	$(185,404)	$2,737,161
Interest income	28,470	10,022	-	-	38,492
Net interest income	22,139	7,719	(1,287)	-	28,571
Provision for loan losses	12,814	(134)	-	-	12,680
Income (loss) before income tax	(9,183)	740	16,506	(23)	8,040
Net income (loss)	(9,076)	477	16,506	(23)	7,884

(1)
Total assets include gross payment plan receivables of $0.01 million and $0.3 million at June 30, 2011 and 2010, respectively from customers domiciled in Canada.  The amounts at June 30, 2011 and 2010 represent less than 1% of total payment plan receivables outstanding.

(2)	Includes amounts relating to our parent company and certain insignificant operations. Net income (loss) in 2010 includes parent company’s $18.1 million gain on extinguishment of debt.
(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

As of or for the six months ended June 30,

	IB	Mepco(1)	Other(2)	Elimination(3)	Total
	(In thousands)
2011
Total assets	$2,094,597	$223,799	$171,396	$(172,184)	$2,317,608
Interest income	48,313	11,532	-	-	59,845
Net interest income	40,604	8,574	(1,344)	-	47,834
Provision for loan losses	15,417	37	-	-	15,454
Income (loss) before income tax	(5,869)	(912)	(802)	(47)	(7,630)
Net income (loss)	(5,933)	(582)	(802)	(47)	(7,364)

2010
Total assets	$2,404,858	$332,926	$184,781	$(185,404)	$2,737,161
Interest income	58,131	21,605	-	-	79,736
Net interest income	45,028	16,696	(3,122)	-	58,602
Provision for loan losses	29,931	(237)	-	-	29,694
Income (loss) before income tax	(21,904)	1,824	14,066	(47)	(6,061)
Net income (loss)	(21,118)	1,146	14,066	(47)	(5,953)

(1)
Total assets include gross payment plan receivables of $0.01 million and $0.3 million at June 30, 2011 and 2010, respectively from customers domiciled in Canada.  The amounts at June 30, 2011 and 2010 represent less than 1% of total payment plan receivables outstanding.

(2)	Includes amounts relating to our parent company and certain insignificant operations. Net income (loss) in 2010 includes parent company’s $18.1 million gain on extinguishment of debt.
(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    Basic income (loss) per share includes weighted average common shares outstanding during the period and participating share awards.  Diluted loss per share excludes the dilutive effect of additional potential common shares to be issued upon the conversion of convertible preferred stock, exercise of common stock warrants, exercise of stock options, restricted stock units and stock units for a deferred compensation plan for non-employee directors as they would be anti-dilutive while diluted income per share includes these items.

A reconciliation of basic and diluted earnings per share for the three-month and six-month periods ended June 30 follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net income (loss) applicable to common stock	$(1,014)	$6,771	$(9,423)	$(8,143)
Convertible preferred stock dividends	-	904	-	-
Net income (loss) applicable to common stock for
calculation of diluted earnings per share(1) (2)	$(1,014)	$7,675	$(9,423)	$(8,143)

Weighted average shares outstanding	8,287	2,852	8,111	2,629
Effect of convertible preferred stock	41,207	14,700	41,207	7,391
Restricted stock units	139	-	104	-
Stock units for deferred compensation plan for non- employee directors	7	7	7	7
Effect of common stock warrants	-	46	-	23
Effect of stock options	-	2	-	1
Weighted average shares outstanding for calculation of diluted income (loss) per share(1)	49,640	17,607	49,429	10,051
Net income (loss) per common share
Basic	$(.12)	$2.37	$(1.16)	$(3.10)
Diluted(2)	(.12)	.44	(1.16)	(3.10)

(1)Shares outstanding have been adjusted for a 1 for 10 reverse stock split in 2010.
(2)For any period in which a loss is recorded, dividends on convertible preferred stock are not added back in the diluted per share calculation.  For any period in which a loss is recorded, the assumed conversion of convertible preferred stock, assumed exercise of common stock warrants, assumed exercise of stock options, restricted stock units and stock units for a deferred compensation plan for non-employee directors would have an anti-dilutive impact on the loss per share and thus are ignored in the diluted per share calculation.

Weighted average stock options outstanding that were not considered in computing diluted earnings (loss) per share because they were anti-dilutive totaled 0.05 million for both three-month periods ended June 30, 2011 and 2010 and 0.05 million and 0.08 million for the six-month periods ended June 30, 2011 and 2010, respectively. The warrant to purchase 346,154 shares of our common stock was not considered in computing the diluted loss per share in both periods in 2011 as they were anti-dilutive.

8. We are required to record derivatives on our Condensed Consolidated Statements of Financial Condition as assets and liabilities measured at their fair value.  The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2011
	Notional	Average Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
Cash Flow Hedges
Pay fixed interest-rate swap agreements	$20,000	2.2	$(1,284)
Interest-rate cap agreements	5,000	0.1	-
	$25,000	1.8	$(1,284)
No hedge designation
Mandatory commitments to sell mortgage loans	$49,959	0.1	$79
Rate-lock mortgage loan commitments	25,458	0.1	499
Amended Warrant	2,504	7.5	(315)
Total	$77,921	0.3	$263

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

Pay-fixed interest-rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates. Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.   Unrecognized premiums from interest rate caps aggregated to zero and $0.02 million at June 30, 2011 and December 31, 2010, respectively.  Our one remaining interest rate cap expired in July, 2011.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.7 million, of unrealized losses on Cash Flow Hedges at June 30, 2011 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized as interest expense.  The maximum term of any Cash Flow Hedge at June 30, 2011 is 3.5 years.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain financial derivative instruments have not been designated as hedges. The fair value of these derivative financial instruments has been recorded on our Condensed Consolidated Statements of Financial Condition and is adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table illustrates the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

 Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$1,284	Other liabilities	$1,405
Total						1,284		1,405

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$499	Other assets	$400
Mandatory commitments to sell mortgage loans	Other assets	79	Other assets	1,375
Amended Warrant					Other liabilities	315	Other liabilities	1,311
Total		578		1,775		315		1,311
Total derivatives		$578		$1,775		$1,599		$2,716

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

 The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in	Gain (Loss) Recognized in Income(1)
	2011	2010	Portion)	2011	2010	Income (1)	2011	2010
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$439	$1,040	Interest expense	$(341)	$(802)	Interest expense	$(3)	$-
Interest-rate cap agreements	15	48	Interest expense	(7)	(24)	Interest expense	-	8
Total	$454	$1,088		$(348)	$(826)		$(3)	$8

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$-	$398
Rate-lock mortgage loan commitments						Mortgage loan gains	68	479
Mandatory commitments to sell mortgage loans						Mortgage loan gains	196	(763)
Amended warrant						Other income	642	-
Total							$906	$114

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Six Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income(1)
	2011	2010	Portion)	2011	2010	in Income (1)	2011	2010
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$1,249	$1,971	Interest expense	$(757)	$(1,501)	Interest expense	$(3)	$-
Interest-rate cap agreements	30	140	Interest expense	(15)	(70)	Interest expense	-	2
Total	$1,279	$2,111		$(772)	$(1,571)		$(3)	$2

No hedge designation
Pay-fixed interest rate swap agreements						Interest expense	$-	$409
Rate-lock mortgage loan commitments						Mortgage loan gains	99	774
Mandatory commitments to sell mortgage loans						Mortgage loan gains	(1,296)	(1,370)
Amended warrant						Other income	996	-
Total							$(201)	$(187)

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

9.  Other intangible assets, net of amortization, were comprised of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized other intangible assets - Core deposits	$31,326	$23,032	$31,326	$22,346

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2016 and thereafter in the following table.

(In thousands)

Six months ended December 31, 2011	$685
Year ending December 31:
2012	1,088
2013	1,078
2014	801
2015	613
2016 and thereafter	4,029
Total	$8,294

10.  We maintain share based payment plans that include a non-employee director stock purchase plan and a performance-based long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of June 30, 2011.  The non-employee director stock purchase plan permits the grant of additional share based payments for up to 0.3 million shares of common stock as of June 30, 2011.  Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period.  Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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

Beginning in the second quarter of 2011 our directors elected to receive their quarterly cash retainer fees in the form of common stock.  Shares equal in value to each director’s quarterly cash retainer will be issued each quarter and vest immediately.  We issued 0.03 million shares to directors during the second quarter of 2011 and expensed their value over that same time period.

During the second quarter of 2011, pursuant to our performance-based compensation plans we granted 0.1 million stock options to certain officers, none of whom is a named executive officer.  The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant.  We use the Black Scholes option pricing model to measure compensation cost for stock options.  We also estimate expected forfeitures over the vesting period.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $0.2 million and $0.4 million during the three and six month period ended June 30, 2011, and was $0.2 million and $0.3 million during the same periods in 2010.  The corresponding tax benefit relating to this expense was zero for the first three and six months ended June 30, 2011 and 2010, respectively.  Total expense recognized for non-employee director share based payments was $0.1 million during both the three and six-month periods ended June 30, 2011.  No expense was incurred for non-employee director share based payments in 2010.

At June 30, 2011, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $1.56 million.  The weighted-average period over which this amount will be recognized is 2.7 years.

A summary of outstanding stock option grants and transactions follows:

	Six-months ended June 30, 2011
	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregated Intrinsic Value (in thousands)

Outstanding at January 1, 2011	56,252	$42.76
Granted	138,600	1.92
Exercised	-	-
Exchanged	-	-
Forfeited	(291)	15.90
Expired	(12,175)	98.57
Outstanding at June 30, 2011	182,386	$8.04	9.02	$15
Vested and expected to vest at June 30, 2011	172,824	$8.37	8.96	$14
Exercisable at June 30, 2011	34,077	$30.69	5.42	$0

A summary of non-vested restricted stock and stock units and transactions follows:

	2011
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	26,251	$92.69
Granted	139,625	4.29
Vested	-	-
Forfeited	(831)	93.20
Outstanding at June 30, 2011	165,045	$17.90

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2011 follows:

Expected dividend yield	1.04%
Risk-free interest rate	1.91
Expected life (in years)	6.00
Expected volatility	94.72%
Per share weighted-average fair value	$1.37

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

There were no stock option exercises during the six month periods ending June 30, 2011 and 2010, respectively.

11.  At both June 30, 2011 and December 31, 2010, we had approximately $2.4 million of gross unrecognized tax benefits.  If recognized, the entire amount of unrecognized tax benefits, net of $0.6 million federal tax on state benefits, would affect our effective tax rate.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2011.

As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets.  Accordingly, we are not recognizing much income tax expense (benefit) related to any loss before income tax.  The income tax expense (benefit) was $(0.26) million and $0.16 million for the three month periods ending June 30, 2011 and 2010, respectively and $(0.27) million and $(0.11) million for the six month periods ending June 30, 2011 and 2010, respectively.  The benefit recognized during the three- and six-month periods in 2011and the six month period in 2010 was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.

Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. For the three month periods ending June 30, 2011 and 2010 this resulted in an income tax expense (benefit) of $(0.26) million and $0.12 million, respectively.  For the six month periods ending June 30, 2011 and 2010 this resulted in an income tax (benefit) of $(0.26) million and $(0.12) million, respectively.

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

In December 2009, the Board of Directors of Independent Bank adopted resolutions (as subsequently amended) designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:

•	The adoption by the Bank of a capital restoration plan designed to help the Bank achieve the minimum capital ratios established by the Bank’s Board of Directors as described below;
•
The enhancement of the Bank’s documentation of the rationale for discounts applied to collateral valuations on impaired loans and improved support for the identification, tracking, and reporting of loans classified as TDR’s;

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2011 and December 31, 2010 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2011
Total capital to risk-weighted assets
Consolidated	$186,371	11.43%	130,435	8.00%	NA	NA
Independent Bank	186,755	11.45	130,499	8.00	163,123	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$159,011	9.75%	65,217	4.00%	NA	NA
Independent Bank	165,843	10.17	65,249	4.00	97,874	6.00%

Tier 1 capital to average assets
Consolidated	$159,011	6.68%	95,262	4.00%	NA	NA
Independent Bank	165,843	6.96	95,294	4.00	119,117	5.00%

December 31, 2010
Total capital to risk-weighted assets
Consolidated	$193,199	10.99%	$140,692	8.00%	NA	NA
Independent Bank	194,524	11.06	140,760	8.00	$175,950	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$166,048	9.44%	$70,346	4.00%	NA	NA
Independent Bank	171,947	9.77	70,380	4.00	$105,570	6.00%

Tier 1 capital to average assets
Consolidated	$166,048	6.35%	$104,550	4.00%	NA	NA
Independent Bank	171,947	6.58	104,567	4.00	$130,709	5.00%

NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(In thousands)
Total shareholders' equity	$114,441	$119,085	$164,111	$169,986
Add (deduct)
Qualifying trust preferred securities	42,210	44,084	-	-
Accumulated other comprehensive loss	12,190	13,120	11,562	12,201
Intangible assets	(8,294)	(8,980)	(8,294)	(8,979)
Disallowed capitalized mortgage loan servicing rights	(721)	(527)	(721)	(527)
Disallowed deferred tax assets	(815)	(780)	(815)	(780)
Other	-	46	-	46
Tier 1 capital	159,011	166,048	165,843	171,947
Qualifying trust preferred securities	6,458	4,584	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,902	22,567	20,912	22,577
Total risk-based capital	$186,371	$193,199	$186,755	$194,524

In January 2010, we adopted a Capital Restoration Plan (the “Capital Plan”), as required by the Board resolutions adopted in December 2009 and described above, and submitted such Capital Plan to the FRB and the OFIR.

The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. As of June 30, 2011, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met one of the two minimum capital ratio goals established by our Board.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Set forth below are the actual capital ratios of our Bank as of June 30, 2011, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent Bank Actual as of June 30, 2011	Minimum Ratios Established by our Board	Minimum Ratio Required to be Well-Capitalized
Total Capital to Risk-Weighted Assets	11.45%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	6.96	8.00	5.00

Our Capital Plan (as modified) sets forth an objective of achieving these minimum capital ratios as soon as practicable and maintaining such capital ratios through at least the end of 2012.

If we are unable to achieve both minimum capital ratios set forth in our Capital Plan it may adversely affect our business and financial condition. An inability to improve our capital position could make it difficult for us to withstand continued losses.  In addition, we believe that if our financial condition and performance fail to improve, we may not be able to remain well-capitalized under federal regulatory standards. In that case, we also expect our primary bank regulators may impose various regulatory restrictions and requirements on us through a regulatory enforcement action. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered certificates of deposit without the prior consent of the FDIC, which would likely have an adverse impact on our business and financial condition. If our regulators take enforcement action against us, it would likely increase our expenses and could limit our business operations. There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of some expected further decline in total assets (principally loans) and an expected return to profitability in 2012.

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

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency and private label residential mortgage-backed securities, municipal securities and trust preferred securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.

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

Derivatives:  The fair value of interest rate swap agreements and interest rate cap agreements, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant is determined using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock and incorporates several unobservable inputs (recurring Level 3). These unobservable inputs include probability of a non-permitted capital raise (10% at June 30, 2011 and 40% at December 31, 2010), expected discount to stock price in an equity raise (10%), dollar amount of expected capital raise ($100 million) and expected time of equity raise (June, 2015 at June 30, 2011 and May, 2011 at December 31, 2010).

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
	(In thousands)
June 30, 2011:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$156	$156	$-	$-
Securities available for sale
U.S. agency residential mortgage-backed	33,995	-	33,995	-
Private label residential mortgage-backed	11,039	-	11,039	-
Obligations of states and political subdivisions	29,349	-	29,349	-
Trust preferred	3,809	-	3,809	-
Loans held for sale	26,308	-	26,308	-
Derivatives (1)	578	-	578	-
Liabilities
Derivatives (2)	1,599	-	1,284	315

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,127	-	-	8,127
Impaired loans (4)
Commercial
Income producing - real estate	7,495	-	-	7,495
Land, land development & construction - real estate	4,149	-	-	4,149
Commercial and industrial	6,140	-	-	6,140
Mortgage
1-4 Family	3,124	-	-	3,124
Resort Lending	1,072	-	-	1,072
Other real estate (5)
Commercial
Income producing - real estate	1,243	-	-	1,243
Land, land development & construction - real estate	7,861	-	-	7,861
Mortgage
1-4 Family	1,781	-	-	1,781
Resort Lending	5,083	-	-	5,083
Home equity line of credit - 1st lien	197	-	-	197

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
	(In thousands)
December 31, 2010:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$32	$32	$-	$-
Securities available for sale
U.S. agency residential mortgage-backed	13,331	-	13,331	-
Private label residential mortgage-backed	14,184	-	14,184	-
Obligations of states and political subdivisions	31,259	-	31,259	-
Trust preferred	9,090	-	9,090	-
Loans held for sale	50,098	-	50,098	-
Derivatives (1)	1,775	-	1,775	-
Liabilities
Derivatives (2)	2,716	-	1,405	1,311

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,019	-	-	9,019
Impaired loans (4)
Commercial
Income producing - real estate	9,541	-	-	9,541
Land, land development & construction-real estate	8,885	-	-	8,885
Commercial and industrial	4,456	-	-	4,456
Mortgage
1-4 Family	4,377	-	-	4,377
Resort Lending	1,676	-	-	1,676
Other real estate (5)
Commercial
Income producing - real estate	1,352	-	-	1,352
Land, land development & construction-real estate	5,165	-	-	5,165
Mortgage
1-4 Family	1,888	-	-	1,888
Resort Lending	4,600	-	-	4,600
Home equity line of credit - 1st lien	90	-	-	90

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2011			2010
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$124	$-	$124	$(27)	$-	$(27)
Loans held for sale	-	717	717	-	913	913

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the six month periods ended June 30, 2011 and 2010 relating to assets measured at fair value on a non-recurring basis:
•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.1 million which is net of a valuation allowance of $3.3 million at June 30, 2011 and had a carrying amount of $9.0 million which is net of a valuation allowance of $3.2 million at December 31, 2010.  A recovery (charge) of $(0.6) million and $(0.1) million was included in our results of operations for the three and six month periods ending June 30, 2011, respectively and $(2.5) million and $(2.3) million during the same periods in 2010.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $30.0 million, with a valuation allowance of $8.0 million at June 30, 2011 and had a carrying amount of $41.0 million, with a valuation allowance of $12.1 million at December 31, 2010.  An additional provision for loan losses relating to impaired loans of $2.9 million and $5.7 million was included in our results of operations for the three and six month periods ending June 30, 2011, respectively and $4.1 million and $14.1 million during the same periods in 2010.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $16.2 million which is net of a valuation allowance of $12.0 million at June 30, 2011 and a carrying amount of $13.1 million which is net of a valuation allowance of $10.9 million at December 31, 2010.  An additional charge relating to ORE measured at fair value of $0.8 million and $2.1 million was included in our results of operations during the three and six month periods ended June 30, 2011, respectively and $0.8 million and $1.5 million during the same periods in 2010.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30 follows:

	Asset		(Liability)
	Securities Available for Sale		Amended Warrant
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$-	$36,480	$(1,311)	$-
Total gains (losses) realized and unrealized:
Included in results of operations	-	132	996	-
Included in other comprehensive income	-	1,713	-	-
Purchases, issuances, settlements, maturities and calls	-	(16,940)	-	-
Transfers in and/or out of Level 3	-	(21,385)	-	-
Ending balance	$-	$-	$(315)	$-
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$-	$-	$996	$-

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

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2011	$26,308	$618	$25,690
December 31, 2010	50,098	(100)	50,198

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated fair values and recorded book balances follow:

	June 30, 2011		December 31, 2010
	Recorded Book Balance	Estimated Fair Value	Recorded Book Balance	Estimated Fair Value
	(In thousands)
Assets
Cash and due from banks	$58,700	$58,700	$48,900	$48,900
Interest bearing deposits	262,100	262,100	336,400	336,400
Trading securities	200	200	30	30
Securities available for sale	78,200	78,200	67,900	67,900
Federal Home Loan Bank and Federal Reserve Bank Stock	21,000	NA	23,600	NA
Net loans and loans held for sale	1,640,900	1,561,700	1,795,300	1,736,600
Accrued interest receivable	6,400	6,400	7,100	7,100
Derivative financial instruments	600	600	1,800	1,800

Liabilities
Deposits with no stated maturity	$1,452,000	$1,452,000	$1,447,500	$1,447,500
Deposits with stated maturity	612,700	620,900	804,300	814,900
Other borrowings	40,900	44,800	71,000	75,000
Subordinated debentures	50,200	24,700	50,200	19,300
Accrued interest payable	4,300	4,300	3,600	3,600
Derivative financial instruments	1,600	1,600	2,700	2,700

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

The sudden failure of one of Mepco’s major counterparties (an insurance company, risk retention group, vehicle service contract administrator or seller) could expose us to significant losses. In the first six months of 2011, we incurred $3.7 million of such losses (compared to $8.3 million during the same period of 2010). The determination of losses related to vehicle service contract counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon historical payment plan activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be significantly different than the levels that we recorded in prior periods.

In particular, Mepco had purchased a significant amount of payment plans from a single counterparty that declared bankruptcy on March 1, 2010.  As of June 30, 2011, this counterparty owed Mepco $51.1 million for previously cancelled payment plans.  In addition, the amount of payment plan receivables purchased from this counterparty and outstanding at June 30, 2011 totaled approximately $4.9 million (compared to $29.0 million and $206.1 million at December 31, 2010 and 2009, respectively). The bankruptcy and wind down of operations by this counterparty is likely to lead to substantial potential losses as this entity will not be in a position to honor all of its obligations on payment plans that Mepco had purchased which are cancelled prior to payment in full. Mepco will seek to recover amounts owed by the counterparty from various co-obligors and guarantors, through the liquidation of certain collateral held by Mepco, and through claims against this counterparty’s bankruptcy estate. In the last half of 2009, Mepco established a $19.0 million reserve for losses related to this counterparty. During 2010 this reserve was increased by $3.6 million (of which $1.5 million was recorded in the first six months of 2010), to $22.6 million as of December 31, 2010, and in the first six months of 2011 this reserve was increased by an additional $0.8 million, to $23.4 million as of June 30, 2011. We currently believe this reserve is adequate given a review of all relevant factors.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At June 30, 2011 the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingency expense, totaled $40.8 million (which includes a net balance of $27.7 million from the single counterparty described above). This compares to a balance of $37.3 million at December 31, 2010.  Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral, claims against the bankruptcy estate of the counterparty described above, and litigation against counterparties.

In addition, at June 30, 2011 and December 31, 2010, Mepco had recorded a receivable of $3.6 million and $3.4 million, respectively, for debtor-in-possession financing and associated professional fees related to the above described single counterparty. This receivable is included in “Accrued income and other assets” in our Condensed Consolidated Statements of Financial Condition.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The above described events have had and may continue to have an adverse impact on Mepco in several ways. First, we face increased risk with respect to certain counterparties defaulting in their contractual obligations to Mepco which could result in additional charges for losses if these counterparties go out of business. Second, these events have negatively affected sales and customer cancellations in the industry, which has had and is expected to continue to have a negative impact on the profitability of Mepco’s business. In addition, if any federal or state investigation is expanded to include finance companies such as Mepco, Mepco will face additional legal and other expenses in connection with any such investigation. An increased level of private actions in which Mepco is named as a defendant will also cause Mepco to incur additional legal expenses as well as potential liability. Finally, Mepco has incurred and will likely continue to incur additional legal and other expenses, in general, in dealing with these industry problems.  In light of these difficulties and other considerations, we have actively worked to reduce the size of Mepco's business.  Net payment plan receivables have decreased by nearly 62% since December 31, 2009.  Net payment plan receivables totaled $155.4 million (or approximately 6.7% of total assets) and $201.3 million (or approximately 7.9% of total assets) at June 30, 2011 and December 31, 2010, respectively. We expect that the amount of total payment plan receivables will decline at a more moderate pace during the remainder of 2011. This decline in payment plan receivables has adversely impacted our net interest income.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Assuming we continue to defer dividends on the Series B Preferred Stock, the UST would have the right to elect two directors to our board in the third quarter of 2011.  The UST requested us to allow (and we agreed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011.  The UST continues to retain the right to elect two directors as described above.

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

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the "Conversion Rate." This Conversion Rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of June 30, 2011, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 10.1 million shares of our common stock.

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

At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $4.6 million at June 30, 2011 or approximately $62 per share.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 1.50 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement.  Through June 30, 2011, 0.78 million shares of our common stock were sold to Dutchess pursuant to the Investment Agreement (0.43 million shares during the first six months of 2011 and 0.35 million shares during the fourth quarter of 2010). In order to comply with Nasdaq rules, we needed shareholder approval to sell more than approximately 0.7 million more shares to Dutchess pursuant to the Investment Agreement. In April 2011, our shareholders approved a resolution at our Annual Meeting to authorize us to sell 2.5 million additional shares under this equity line, so we now have additional flexibility to take advantage of this contingent source of liquidity.

On April 27, 2010, at our annual meeting of shareholders, our shareholders approved an amendment to our Articles of Incorporation that allowed us to affect a 1-for-10 reverse stock split. We affected this reverse stock split on August 31, 2010. All common share and per share amounts have been adjusted to reflect the reverse stock split.

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

Introduction.  Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a difficult economy in Michigan since 2001, although economic conditions in the state began to show signs of improvement in the last half of 2010 and in early 2011 as evidenced, in part, by a decline in the unemployment rate. However, Michigan’s unemployment rate has still been consistently above the national average.

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

At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of a further reduction in total assets (principally loans). We do anticipate incurring a net loss in 2011.  Our expectation for future losses reflects continued elevated credit costs (in particular the provision for loan losses, net losses on other real estate [“ORE”] and repossessed assets and loan and collection costs) and a decline in net interest income (due to a decrease in total interest-earning assets as well as a change in asset mix as higher yielding loans declined and lower yielding interest bearing cash balances at the Federal Reserve Bank increased). We expect such credit costs to abate sufficiently so that we can return to profitability in 2012. These forecasts are susceptible to significant variations, particularly if the Michigan economy were to deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco Finance Corporation (“Mepco”) related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to a regulatory enforcement action, a potential loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, any significant deterioration in our ability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors. See page 1 of this report for cautionary information about these forward-looking statements and factors that may cause actual results to differ from our current expectations.

Index

In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act includes the creation of a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that broadens the base for FDIC insurance assessments; a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. We expect that the Dodd-Frank Act will have a significant impact on the banking industry, including our organization, although the extent of such impact is difficult to project at this time.

It is against this backdrop that we discuss our results of operations for the second quarter and first six months of 2011 as compared to 2010 and our financial condition as of June 30, 2011.

Results of Operations

Summary.  We recorded net income of $0.04 million and a net loss applicable to common stock of $1.0 million during the three months ended June 30, 2011 compared to net income of $7.9 million and net income applicable to common stock of $6.8 million during the comparable period in 2010. The 2010 results include an $18.1 million gain on the extinguishment of debt.  Excluding this gain, 2011 results improved as compared to 2010, which primarily reflects decreases in the provision for loan losses and non-interest expenses that were partially offset by a decrease in net interest income.

We incurred a net loss of $7.4 million and $6.0 million and a net loss applicable to common stock of $9.4 million and $8.1 million during the six months ended June 30, 2011 and 2010, respectively.  The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.

Index

Key performance ratios
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) (annualized) to(1)
Average assets	(0.17)%	0.96%	(0.78)%	(0.57)%
Average equity	(11.94)	111.56	(50.84)	(57.53)

Net income (loss) per common share(1)
Basic	$(0.12)	$2.37	$(1.16)	$(3.10)
Diluted	(0.12)	0.44	(1.16)	(3.10)

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

Net interest income decreased by 18.2% to $23.4 million and by 18.4% to $47.8 million, respectively, during the three- and six-month periods in 2011 compared to 2010. These decreases primarily reflect a significant decline in our average interest-earning assets. Our net interest income as a percent of average interest-earning assets (the “net interest margin”) was relatively stable for all comparative periods.  The reduction in average interest-earning assets reflects our strategy to preserve our regulatory capital levels by reducing loan balances that have higher risk weightings for regulatory capital purposes.   In addition, during the past three years, the demand for credit in our markets has been somewhat subdued, reflecting both caution by businesses and consumers and a still relatively weak (although improving) economy.

Beginning in the last half of 2009 and continuing into the first half of 2011, we have maintained (and generally expect to continue to maintain) elevated levels of lower-yielding interest bearing cash balances to augment our liquidity in response to our stressed financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing Mepco (see “Noninterest expense”), we significantly reduced the balance of payment plan receivables during 2010 and continuing into the first half of 2011. These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%.  During the second quarter of 2011, we used approximately $158.2 million of interest bearing cash balances (with a yield of approximately 0.25%) to pay-off a like amount of brokered certificates of deposit (“Brokered CDs”), through calls and maturities, with an average weighted cost of approximately 3.25%.  Included in interest expense for both the second quarter and first six months of 2011 is $0.6 million of accelerated amortization of Brokered CD issuance costs due to the calls prior to maturity.  The reduction in Brokered CDs partially offset some of the decrease in net interest income associated with the aforementioned decline in the loan portfolio and maintenance of elevated levels of lower-yielding interest bearing cash balances.

Index

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2011 non-accrual loans averaged $56.5 million and $60.1 million, respectively compared to $91.6 million and $97.5 million, respectively for the same periods in 2010.  In addition, in the second quarter and first six months of 2011 we had a net recovery of $0.025 million and a net reversal of $0.1 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to a net recovery of $0.2 million and a net reversal of $0.2 million, respectively during the same periods in 2010.

Average Balances and Rates
	Three Months Ended
	June 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,718,171	$28,017	6.54%	$2,115,837	$36,569	6.93%
Tax-exempt loans (2)	8,080	85	4.22	9,866	106	4.31
Taxable securities	61,407	344	2.25	87,554	902	4.13
Tax-exempt securities (2)	30,064	298	3.98	49,012	526	4.30
Cash – interest bearing	306,864	194	0.25	324,592	192	0.24
Other investments	22,852	189	3.32	27,001	197	2.93
Interest Earning Assets	2,147,438	29,127	5.43	2,613,862	38,492	5.90
Cash and due from banks	50,250			48,751
Other assets, net	189,472			160,291
Total Assets	$2,387,160			$2,822,904

Liabilities
Savings and NOW	$1,013,095	608	0.24	$1,088,526	670	0.25
Time deposits	680,267	3,903	2.30	1,019,882	6,838	2.69
Other borrowings	94,609	1,232	5.22	227,979	2,413	4.25
Interest Bearing Liabilities	1,787,971	5,743	1.29	2,336,387	9,921	1.70
Demand deposits	443,163			340,558
Other liabilities	44,674			52,051
Shareholders’ equity	111,352			93,908
Total liabilities and shareholders’ equity	$2,387,160			$2,822,904

Net Interest Income		$23,384			$28,571

Net Interest Income as a Percent of Earning Assets			4.36%			4.38%

(1)
All domestic, except for $0.01 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Average Balances and Rates
	Six Months Ended
	June 30,
	2011			2010
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,757,979	$57,414	6.57%	$2,184,046	$75,491	6.95%
Tax-exempt loans (2)	8,235	172	4.21	9,997	211	4.26
Taxable securities	51,568	811	3.17	91,859	2,062	4.53
Tax-exempt securities (2)	30,508	630	4.16	56,671	1,211	4.31
Cash – interest bearing	338,154	426	0.25	299,910	349	0.23
Other investments	23,239	392	3.40	27,426	412	3.03
Interest Earning Assets	2,209,683	59,845	5.45	2,669,909	79,736	6.01
Cash and due from banks	50,568			53,855
Other assets, net	190,672			154,408
Total Assets	$2,450,923			$2,878,172

Liabilities
Savings and NOW	$1,003,864	1,197	0.24	$1,086,524	1,533	0.28
Time deposits	742,609	8,259	2.24	1,073,452	14,194	2.67
Other borrowings	99,730	2,555	5.17	227,801	5,407	4.79
Interest Bearing Liabilities	1,846,203	12,011	1.31	2,387,777	21,134	1.78
Demand deposits	446,056			334,100
Other liabilities	44,515			58,359
Shareholders’ equity	114,149			97,936
Total liabilities and shareholders’ equity	$2,450,923			$2,878,172

Net Interest Income		$47,834			$58,602

Net Interest Income as a Percent of Earning Assets			4.35%			4.41%
(1)
All domestic, except for $0.02 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was $4.4 million and $12.7 million during the three months ended June 30, 2011 and 2010, respectively. During the six-month periods ended June 30, 2011 and 2010, the provision was $15.5 million and $29.7 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the second quarter and first half of 2011 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2011.

Index

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loan sales as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income. In addition, certain categories of non-interest income (namely, non-sufficient funds [“NSF”] or overdraft fees and interchange income) have been or may be adversely impacted by recent legislation, as described in greater detail below.

Non-interest income totaled $12.5 million during the three months ended June 30, 2011, a $17.3 million decrease from the comparable period in 2010.  This overall decrease was because 2010 included a significant gain from the extinguishment of debt.  For the first six months of 2011 non-interest income totaled $25.2 million, a $17.0 million decrease from the comparable period in 2010.  The year-to-date changes are generally commensurate with the quarterly changes.

Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Service charges on deposit accounts	$4,784	$5,833	$9,066	$11,108
Interchange income	2,308	2,086	4,476	4,022
Net gains (losses) on assets:
Mortgage loans	1,793	2,372	3,728	4,215
Securities	115	1,363	328	1,628
Other than temporary loss on securities available for sale:
Total impairment loss	327	-	(142)	(118)
Recognized in other comprehensive loss	(327)	-	-	-
Net impairment loss in earnings	-	-	(142)	(118)
Mortgage loan servicing	(126)	(2,043)	770	(1,611)
Investment and insurance commissions	524	409	1,079	798
Bank owned life insurance	464	483	889	951
Title insurance fees	318	366	791	860
Change in U.S. Treasury Warrant fair value	642	-	996	-
Gain on extinguishment of debt	-	18,086	-	18,086
Other	1,634	790	3,186	2,187
Total non-interest income	$12,456	$29,745	$25,167	$42,126

Service charges on deposit accounts declined during the three- and six-month periods ended June 30, 2011, respectively, from the comparable periods in 2010.  The decrease in such service charges in 2011 principally relates to a decline in NSF occurrences and related NSF fees. We believe the decline in NSF occurrences is due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees because of the current challenging economic conditions as well as the impact of recent legislation on such fees. In late 2009, the Federal Reserve adopted rules that required a written opt-in from customers before a bank can assess overdraft fees on ATM or debit card transactions. These rules were effective for new customers on July 1, 2010 and for existing customers on August 15, 2010. This legislation has had an adverse impact on our level of service charges on deposit accounts.

Index

Net gains on the sale of mortgage loans decreased on both a quarterly and a year to date basis. The decrease in gains relates primarily to a decline in mortgage loan sales volume.  Although mortgage loan interest rates were relatively low during the second quarter of 2011, refinance activity has been moderate as many borrowers had already refinanced earlier (and the interest rate differential between where they refinanced earlier and current interest rates is not that significant).  Also, many borrowers are unable to refinance because of negative equity in their homes or credit related impediments.

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Mortgage loans originated	$74,612	$93,900	$170,185	$183,907
Mortgage loans sold	63,369	87,583	184,857	175,291
Mortgage loans sold with servicing rights released	18,428	20,747	35,000	32,611
Net gains on the sale of mortgage loans	1,793	2,372	3,728	4,215
Net gains as a percent of mortgage loans sold (“Loan Sale Margin”)	2.83%	2.71%	2.02%	2.40%
Fair value adjustments included in the Loan
Sale Margin	0.63	0.43	(0.26)	0.18

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Gains on the sale of mortgage loans were also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.20% and 2.28% in the second quarters of 2011 and 2010, respectively and 2.28% and 2.22% for the comparative 2011 and 2010 year-to-date periods, respectively.

Net securities gains totaled $0.1 million during the three months ended June 30, 2011, compared to $1.4 million for the comparable period in 2010.  The 2011 net securities gains were due primarily to the sale of a U.S. Treasury security.  The second quarter 2010 net securities gains were primarily due to the sale of agency residential mortgage backed securities.  There were no charges for other than temporary impairment in either the second quarter of 2011 or 2010.

Index

Net securities gains totaled $0.2 million during the first half of 2011, compared to $1.5 million for the comparable period in 2010. We generated net securities gains of approximately $0.1 million in both of the first quarters of 2011 and 2010, respectively.  The first quarter 2011 securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.  The first quarter 2010 securities gains were due primarily to the sale of municipal, bank trust preferred and private-label residential mortgage-backed investment securities.  The above referenced net gains were net of $0.1 million of other than temporary impairment charges in each quarter.  (See “Securities.”)  .

Interchange income increased on both a comparative quarterly and year-to-date basis in 2011 compared to 2010.  The growth in interchange income primarily reflects an increase in debit card transaction volumes and PIN-based interchange fees. As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011 the Federal Reserve issued final rules (which are effective October 1, 2011) on interchange fees for debit cards.  Overall, these final rules establish price caps for debit card interchange fees that are approximately 50% lower than current averages.  However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule.  It is not clear how competitive market factors may impact debit card issuers who are exempt from the rule. As a result, at the present time, we cannot predict if our interchange income will be lower in the future because of such price caps.

Mortgage loan servicing generated a loss of $0.1 million and income of $0.8 million in the second quarter and first six months of 2011, respectively, compared to a loss of $2.0 million and $1.6 million in the corresponding periods of 2010, respectively. These variances are primarily due to changes in the impairment reserve on capitalized mortgage loan servicing rights.  The period end impairment reserve is based on a valuation of our mortgage loan servicing portfolio.  The impairment charges incurred in the second quarters of both 2011 and 2010 primarily reflect lower mortgage loan interest rates during those quarters resulting in higher estimated future prepayment rates being used in the quarter end valuation.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$15,531	$15,435	$14,661	$15,273
Originated servicing rights capitalized	431	680	1,495	1,455
Amortization	(574)	(633)	(1,323)	(1,391)
(Increase)/decrease in impairment reserve	(647)	(2,460)	(92)	(2,315)
Balance at end of period	$14,741	$13,022	$14,741	$13,022

Impairment reserve at end of period	$3,302	$4,617	$3,302	$4,617

At June 30, 2011 we were servicing approximately $1.79 billion in mortgage loans for others on which servicing rights have been capitalized.  This servicing portfolio had a weighted average coupon rate of approximately 5.31% and a weighted average service fee of 25.5 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2011 totaled $14.7 million and had an estimated fair market value of $15.6 million.  Nearly all of our mortgage loans serviced for others at June 30, 2011 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.

Index

Investment and insurance commissions increased on both a comparative quarterly and year-to-date basis in 2011 compared to 2010 primarily reflecting a higher volume of sales of these products.  These higher sales reflect our efforts to expand this business and somewhat improved conditions in the equity markets.

Income from bank owned life insurance decreased slightly on both a comparative quarterly and year-to-date basis in 2011 compared to 2010 primarily reflecting a lower average crediting rate on our cash surrender value due to reduced total returns on the underlying separate account assets. Our separate account is primarily invested in U.S. agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $48.8 million and $47.9 million at June 30, 2011 and December 31, 2010, respectively.

Title insurance fees decreased on both a comparative quarterly and year-to-date basis in 2011 compared to 2010 primarily as a result of a decline in mortgage lending origination volume.

The second quarter and first six months of 2011, include $0.6 million and $1.0 million of income, respectively, related to a decline in the fair value of the warrant issued to the U.S. Department of the Treasury (“UST”).  This warrant is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition and is recorded at fair value.  Changes in the fair value are recorded in non-interest income in our Condensed Consolidated Statements of Operations.  (See “Liquidity and capital resources.”)

In the second quarter of 2010, we recorded an $18.1 million gain on the extinguishment of debt.  On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities.

Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2011 compared to 2010.  The increases in 2011 are due primarily to a decrease in losses of $0.5 million for both the second quarter and first six months of 2011, respectively, incurred in our private mortgage reinsurance captive. The reduced 2011 losses reflect a decline in mortgage loan defaults and lower private mortgage insurance claims.  In addition, rental income (which is generated primarily on ORE properties) increased by $0.3 million and $0.4 million for the second quarter and first six months of 2011, respectively, compared to 2010.

Index

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

Non-interest expense decreased by $5.9 million to $31.7 million and by $11.9 million to $65.2 million during the three- and six-month periods ended June 30, 2011, respectively, compared to the like periods in 2010.  The comparative quarterly and year-to-date decreases are primarily due to declines in compensation and employee benefits, vehicle service contract counterparty contingencies, net losses on ORE and repossessed assets, credit card and bank service fees and FDIC deposit insurance.  The quarterly decline was partially offset by an increase in loan and collection costs.

Non-Interest Expense
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Compensation	$10,020	$10,242	$19,832	$20,418
Performance-based compensation	334	655	491	1,299
Payroll taxes and employee benefits	2,675	2,533	5,055	4,926
Compensation and employee benefits	13,029	13,430	25,378	26,643
Loan and collection	3,580	2,785	7,447	7,571
Occupancy, net	2,663	2,595	5,764	5,504
Data processing	2,415	2,470	4,725	4,939
Vehicle service contract counterparty contingencies	1,311	4,861	3,657	8,279
Furniture, fixtures and equipment	1,502	1,648	2,920	3,367
Net losses on ORE and repossessed assets	777	1,554	2,183	3,583
Credit card and bank service fees	1,013	1,500	2,060	3,175
FDIC deposit insurance	652	1,763	1,887	3,565
Communications	889	1,015	1,837	2,088
Legal and professional	801	894	1,579	2,030
Advertising	670	674	1,224	1,453
Supplies	392	415	794	808
Amortization of intangible assets	343	323	686	645
Costs related to unfunded lending commitments	89	280	184	336
Other	1,557	1,389	2,852	3,109
Total non-interest expense	$31,683	$37,596	$65,177	$77,095

Compensation and employee benefits expenses decreased by $0.4 million to $13.0 million and by $1.3 million to $25.4 million during the three- and six-month periods ended June 30, 2011, respectively, compared to 2010.  Compensation declined due primarily to a reduction in our number of full time equivalent employees in 2011 compared to year ago levels.  Performance based compensation declined primarily due to a decrease in commission expense related to loan production personnel.  Partially offsetting these declines was an increase in payroll taxes and employee benefits due primarily to an increase in medical insurance costs.

Index

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

We recorded an expense of $1.3 million and $3.7 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2011, respectively, compared to $4.9 million and $8.3 million, respectively, for the comparable periods in 2010.  The lower expense is attributed to a decline in the actual and expected level of cancellations giving rise to potential amounts due from counterparties.

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

Loan and collection expenses increased by $0.8 million to $3.6 million and decreased by $0.1 million to $7.4 million during the three- and six-month periods ended June 30, 2011, respectively, compared to 2010.  The increase in loan and collection expenses in the second quarter of 2011 is primarily because the second quarter of 2010 included a $0.9 million reversal of a reserve established in the first quarter of 2010 at Mepco related to debtor in possession financing that was being provided to a counterparty that filed for bankruptcy in March 2010.  In late May 2010, the U.S. Bankruptcy Court handling the case issued a final order authorizing Mepco’s post petition financing on a super priority basis.  In addition, subsequent to the issuance of this final order, the chief restructuring officer for the bankrupt counterparty identified sufficient assets which were likely to be recovered (and subsequently have been) to fully repay Mepco’s post petition financing.  At June 30, 2011, Mepco had recorded a receivable of $3.6 million related to this financing and associated professional fees.  This receivable is included in “Accrued income and other assets” in our Condensed Consolidated Statements of Financial Condition.  The decrease in loan and collection expenses on a year to date basis primarily reflects a $1.0 million decrease in loan and collection expenses at the Bank that was largely offset by a $0.9 million increase in collection related costs at Mepco associated with the acquisition and management of collateral securing receivables from vehicle service contract counterparties.

Index

Occupancy, net increased on both a comparative quarterly and year-to-date basis due primarily to higher snow removal costs and higher utilities costs in 2011.

The current year levels of data processing, furniture, fixtures and equipment, communications, advertising and supplies were generally comparable to or lower than the prior year.  Collectively, these expense categories declined by $0.4 million, or 5.7%, and by $1.2 million, or 9.1%, during the second quarter and first six months of 2011, respectively, compared to the year ago periods due primarily to our cost reduction efforts.

Net losses on ORE and repossessed assets primarily represent the loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The reduced level of net losses on ORE and repossessed assets in 2011, as compared to 2010, principally reflects some stabilization in real estate values in our markets.

FDIC deposit insurance expense declined on both a comparative quarterly and year-to-date basis principally reflecting a decrease in deposit balances (primarily Brokered CDs) and a new rate structure implemented by the FDIC and effective beginning in the second quarter of 2011.

Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2011 compared to 2010.

Legal and professional fees decreased on both a comparative quarterly and year-to-date basis.  This decrease is primarily due to a decline in such expenses associated with various regulatory matters.

The changes in costs related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Income tax expense (benefit).  As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against the majority of our net deferred tax assets.  Accordingly, we are not recognizing much income tax expense (benefit) related to any income (loss) before income tax.  See note #11 to the Interim Condensed Consolidated Financial Statements.

Index

Income tax expense in the Condensed Consolidated Statements of Operations also includes income taxes in a variety of other states due primarily to Mepco’s operations. The amounts of such state income taxes were (benefits) of $(0.01) million and $(0.03) million in the second quarter and first six months of 2011, respectively.  This compares to an expense of $0.1 million for both the second quarter and first six months of 2010.  The decline in such state income taxes is due to a decline in Mepco’s pre-tax income.  (See “Business Segments” below.)

The capital initiatives detailed below under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future.  If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years. As of June 30, 2011, we had federal loss carryforwards of approximately $70.6 million (which includes $0.6 million of federal capital loss carryforwards). Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 4.17%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of net operating loss carryforwards, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. At this time, the details (including the timing and size of a stock offering) and the likelihood of success of the capital initiatives are not certain; therefore, we do not know the likelihood of experiencing a change of ownership under these tax rules.  However, we are presently seeking to limit the size of any future equity offering in order to avoid triggering any Section 382 limitations.

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

Index

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Independent Bank	$510	$(9,076)	$(5,933)	$(21,118)
Mepco	(207)	477	(582)	1,146
Other(1)	(243)	16,506	(802)	14,066
Elimination	(23)	(23)	(47)	(47)
Net income (loss)	$37	$7,884	$(7,364)	$(5,953)

(1) Includes amounts relating to our parent company and certain insignificant operations.

The significant improvement in the results recorded by Independent Bank in 2011 compared to 2010 is primarily due to a lower provision for loan losses and a decrease in non-interest expenses that were partially offset by a decline in net interest income.  (See “Provision for loan losses,” “Portfolio Loans and asset quality,” and “Net interest income.”)

Mepco reported net losses in 2011 compared to net income in 2010.  The change in Mepco’s results is due primarily to a decrease in net interest income resulting from our strategic decision to meaningfully reduce the size of Mepco’s business.  The decrease in net interest income was partially offset by a decline in vehicle service contract payment plan counterparty contingencies expense (see “Non-interest expense”).  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The significant change in “Other” in the Business Segments table above is due primarily to the $18.1 million gain on the extinguishment of debt that was recorded at the parent company in the second quarter of 2010.  Interest expense at the parent company declined by $0.6 million and $1.8 million for the second quarter and first six months of 2011, respectively, as compared to 2010, due primarily to the extinguishment of debt.

Financial Condition

Summary.  Our total assets decreased by $217.6 million during the first six months of 2011.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.676 billion at June 30, 2011, down 7.6% from $1.813 billion at December 31, 2010.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.065 billion at June 30, 2011, compared to $2.252 billion at December 31, 2010.  The $187.2 million decline in total deposits during the period is primarily due to a decrease in brokered certificates of deposit (“Brokered CDs”).  Other borrowings totaled $40.9 million at June 30, 2011, a decrease of $30.1 million from December 31, 2010.  This decrease primarily reflects reduced borrowings from the Federal Home Loan Bank of Indianapolis.

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

Index

Securities
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
June 30, 2011	$81,718	$1,021	$4,547	$78,192
December 31, 2010	72,312	771	5,219	67,864

Securities available for sale increased during the first six months of 2011 due primarily to the purchase of agency residential mortgage-backed securities.  The securities were purchased to utilize some of the funds generated from the continued decline in Portfolio Loans.  (See “Liquidity and capital resources.”)

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.

We did not record any net other than temporary impairment charges on securities in either the second quarter of 2011 or 2010.  We did record net other than temporary impairment charges on securities of $0.1 million in both the first six months of 2011 and 2010. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  The 2011 charges related to two private label residential mortgage-backed securities and the 2010 charge related to a trust preferred security and a private label residential mortgage-backed security.  (See “Non-interest income” and “Asset/liability management.”)

Index

Sales of securities were as follows (See “Non-interest income.”):

	Six months ended
	June 30,
	2011	2010
	(In thousands)

Proceeds	$70,322	$94,685

Gross gains	$279	$1,876
Gross losses	(75)	(221)
Net impairment charges	(142)	(118)
Fair value adjustments	124	(27)
Net gains	$186	$1,510

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

Index

Non-performing assets(1)
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans	$53,273	$66,652
Loans 90 days or more past due and still accruing interest	443	928
Total non-performing loans	53,716	67,580
Other real estate and repossessed assets	37,608	39,413
Total non-performing assets	$91,324	$106,993

As a percent of Portfolio Loans
Non-performing loans	3.21%	3.73%
Allowance for loan losses	3.65	3.75
Non-performing assets to total assets	3.94	4.22
Allowance for loan losses as a percent of non-performing loans	113.77	100.50

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Non-performing loans declined by $13.9 million, or 20.5%, during the first six months of 2011 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both weak economic conditions and soft real estate values in many parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see note #4 to the Interim Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $108.1 million, or 6.45% of total Portfolio Loans, and $113.8 million, or 6.28% of total Portfolio Loans, at June 30, 2011 and December 31, 2010, respectively. The decrease in performing TDRs in 2011 primarily reflects a decline in performing commercial loan TDR’s due to the reclassification of certain credits out of TDR status due to meeting appropriate performance criteria.

ORE and repossessed assets totaled $37.6 million at June 30, 2011, compared to $39.4 million at December 31, 2010. This decrease is primarily the result of sales and write-downs of ORE being slightly in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both weak economic conditions and declines in residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home). Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and we have many non-performing loans that were in the process of foreclosure at June 30, 2011, we anticipate that our level of ORE and repossessed assets will likely remain at elevated levels for some period of time. An elevated level of non-performing assets adversely impacts our net interest income.

Index

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 2.58% on an annualized basis in the first six months of 2011 compared to 3.33% in the first six months of 2010.  The $13.6 million decline in loan net charge-offs primarily reflects a decrease of $9.6 million for commercial loans and $2.5 million for mortgage loans. The loan net charge-offs primarily reflect our levels of non-performing loans and collateral liquidation values, particularly on residential real estate or income-producing commercial properties.

Allowance for loan losses	Six months ended
	June 30,
	2011		2010
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$67,915	$1,322	$81,717	$1,858
Additions (deduction)
Provision for loan losses	15,454	-	29,694	-
Recoveries credited to allowance	2,182	-	1,839	-
Loans charged against the allowance	(24,436)	-	(37,644)	-
Addition included in non-interest expense	-	184	-	336
Balance at end of period	$61,115	$1,506	$75,606	$2,194

Net loans charged against the allowance to average Portfolio Loans (annualized)	2.58%		3.33%

Allocation of the Allowance for Loan Losses
	June 30,	December 31,
	2011	2010
	(In thousands)
Specific allocations	$19,802	$24,925
Other adversely rated loans	6,889	8,168
Historical loss allocations	21,389	20,543
Additional allocations based on subjective factors	13,035	14,279
Total	$61,115	$67,915

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

Index

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

Increases in the allowance are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the allowance to specific loans and loan portfolios, the entire allowance is available for incurred losses. We generally charge-off commercial, homogenous residential mortgage, and installment loans and payment plan receivables when they are deemed uncollectible or reach a predetermined number of days past due based on product, industry practice and other factors. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a provision of $0.04 million and a credit of $0.2 million in the first six months of 2011 and 2010, respectively, for its provision for loan losses.  These lower provision levels are due primarily to significant declines ($45.9 million and $120.6 million in the first six months of 2011 and 2010, respectively) in the balance of payment plan receivables.  Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment.  The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See note #15 to the Interim Condensed Consolidated Financial Statements included within this report.

Index

The allowance for loan losses decreased $6.8 million to $61.1 million at June 30, 2011 from $67.9 million at December 31, 2010 and was equal to 3.65% of total Portfolio Loans at June 30, 2011 compared to 3.75% at December 31, 2010. Three of the four components of the allowance for loan losses outlined above declined during the first six months of 2011. The specific allocations for loan losses decreased due principally to a decline in specific reserves on commercial loans.  Such reserves declined due to a decrease in the balance of such loans and due to charge-offs.  The allowance for loan losses related to other adversely rated loans decreased from December 31, 2010 to June 30, 2011 due primarily to lower levels of such loans.  The allowance for loan losses related to historical losses increased due primarily to an increase in such reserves on mortgage loans.  The historical allocation rate for mortgage loans increased as a lower net charge-off period dropped off and was replaced with a higher net charge-off period in the historical analysis period.  Finally, the allowance for loan losses related to subjective factors decreased due to the improvement in certain economic indicators used in computing this portion of the allowance as well as an overall decline in Portfolio Loans.

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

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $14.2 million and $15.9 million at June 30, 2011 and December 31, 2010, respectively, and will be expensed over the assessment periods (through the fourth quarter of 2012). The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual deposit balances and assessment rates used during each assessment period.

Index

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	June 30,			December 31,
	2011			2010
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs	$90,429	2.0 years	2.73%	$273,546	2.4 years	2.89%
Fixed rate FHLB advances	20,907	5.4 years	6.34	21,022	5.9 years	6.34
Variable rate FHLB advances(1)	20,000	0.5 years	0.34	50,000	0.8 years	0.41
Total	$131,336	2.3 years	2.94%	$344,568	2.4 years	2.74%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.

Other borrowings, comprised of advances from the Federal Home Loan Bank (the “FHLB”), totaled $40.9 million at June 30, 2011, compared to $71.0 million at December 31, 2010. The $30.1 million decrease in other borrowed funds reflects reduced borrowings from the FHLB.

As described above, we rely on wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits to fund our business. At June 30, 2011, our use of such wholesale funding sources amounted to approximately $131.3 million, or 6.2% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Additionally, we may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

In addition, if we fail to remain “well-capitalized” (under federal regulatory standards), we will be prohibited from accepting or renewing Brokered CDs without the prior consent of the FDIC. At June 30, 2011, we had Brokered CDs of approximately $90.4 million, or 4.4% of total deposits. Of this amount $30.5 million mature during the next twelve months. As a result, any such restrictions on our ability to access Brokered CDs may have a material adverse impact on our business and financial condition.

Moreover, we cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that are in non-interest bearing transaction accounts and have unlimited deposit insurance only through December 31, 2012 (in accordance with provisions in the Dodd-Frank Act), may be particularly susceptible to outflow. At June 30, 2011 we had $114.9 million of uninsured deposits and an additional $141.8 million of deposits that were in non-interest bearing transaction accounts and fully insured through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

Index

Our financial performance will be materially affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations would be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part because we could no longer get unsecured credit from our derivatives counterparties. At June 30, 2011, we had remaining interest-rate swaps with an aggregate notional amount of $20.0 million and interest rate caps with an aggregate notional amount of $5.0 million.

Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Condensed Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on maintaining adequate levels of liquid assets (primarily funds on deposit with the Federal Reserve Bank and U.S. Treasury or agency investment securities) as well as developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for purchasing investment securities or originating Portfolio Loans as well as to be able to respond to unforeseen liquidity needs.

Our primary sources of funds include our deposit base, secured advances from the FHLB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).

At June 30, 2011 we had $346.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally $1.452 billion of our deposits at June 30, 2011 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

As a result of the liquidity risks described above and in “Deposits and borrowings” we have generally maintained elevated levels of overnight cash balances in interest-bearing deposits, which totaled $262.1 million at June 30, 2011 and $336.4 million at December 31, 2010, respectively. The decline in such cash balances during the first six months of 2011 is due primarily to the use of these funds to payoff (through calls and maturities) Brokered CDs. Because of our continued expectation of some future decline in Portfolio Loans, we are comfortable with using a portion of our overnight cash balances to reduce wholesale funding.

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

Index

Capitalization
	June 30,	December 31,
	2011	2010
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ Equity
Preferred stock	77,759	75,700
Common stock	248,198	246,407
Accumulated deficit	(199,326)	(189,902)
Accumulated other comprehensive loss	(12,190)	(13,120)
Total shareholders’ equity	114,441	119,085
Total capitalization	$163,109	$167,753

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at June 30, 2011 and December 31, 2010, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, $42.2 million of these securities qualified as Tier 1 capital at June 30, 2011. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits will not apply to our outstanding trust preferred securities.

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

Shareholders’ equity applicable to common stock decreased to $36.7 million at June 30, 2011 from $43.4 million at December 31, 2010 due primarily to our 2011 year-to-date net loss. Our tangible common equity (“TCE”) totaled $28.4 million and $34.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 1.23% at June 30, 2011 compared to 1.36% at December 31, 2010. Although our Bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of the losses that we have incurred, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Michigan, we have taken the following actions to maintain and improve our regulatory capital ratios and preserve liquidity at our parent company level:

•	Eliminated cash dividend on our common stock: Beginning in November of 2009, we eliminated the $0.10 per share quarterly cash dividend on our common stock.

•
Deferred dividends on our preferred stock:  Beginning in December of 2009, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to approximately $3.9 million per year until December of 2013, at which time they would increase to approximately $7.0 million per year.  Accrued and unpaid dividends were $4.6 million at June 30, 2011.

•
Deferred payments on our subordinated debentures:  Beginning in December of 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of June 30, 2011, amount to approximately $2.1 million per year. Accrued and unpaid dividends on trust preferred securities at June 30, 2011 and December 31, 2010 were $3.3 million and $2.3 million, respectively.

•
Exchanged the Series A Preferred Stock held by the UST for Series B Preferred Stock:  In April 2010, we completed the exchange of Series A Preferred Stock held by the UST (plus accrued and unpaid dividends on such stock) for new shares of convertible Series B Preferred Stock, as described above.

Index

•
Exchanged certain trust preferred securities for our common stock:  In June 2010, we completed the issuance of 5.1 million shares of our common stock in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities.

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

Index

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

As of June 30, 2011, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of June 30, 2011, the minimum capital ratios imposed by the board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards. As of June 30, 2011, our Bank’s Total Capital to Risk-Weighted Assets ratio exceeded the target of 11%.

Regulatory Capital Ratios	Independent Bank Actual at June 30, 2011	Minimum Ratios Established by our Board	Required to be Well-Capitalized

Tier 1 capital to average total assets	6.96%	8.00%	5.00%
Total capital to risk-weighted assets	11.45	11.00	10.00

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

Index

In anticipation of the capital raising initiatives described in the Capital Plan, we engaged an independent third party to perform a due diligence review (a "stress test") on our commercial loan portfolio and a separate independent third party to perform a similar review of our retail loan portfolio. These independent stress tests were concluded in January 2010. Each analysis included different scenarios based on expectations of future economic conditions. We engaged these independent reviews in order to ensure that the similar analyses we had performed internally in 2009, on which we based our original Capital Plan projections for future expected loan losses and our need for additional capital, were reasonable and did not materially understate our projected loan losses. Actual loan losses in 2010 were significantly lower than the stress test projections for the commercial loan portfolio and were in line with the stress test projections for the retail loan portfolio. Our updated Capital Plan projections for 2011, 2012 and 2013 take into account a variety of factors related to our Portfolio Loans, but in general, anticipate declining levels of loan loss provisions, loan and collection costs and net losses on ORE. These projections also anticipate a significant decline in vehicle service contract counterparty contingency expenses at Mepco.

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

In light of our continued improvements in asset quality and other positive indicators, including the financial projections in our updated Capital Plan, as well as market conditions, we are reevaluating our alternatives in connection with our Capital Plan, including the size and timing of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.  In particular, we are evaluating the merits of a smaller capital raise with a goal of preserving the potential future use of our net deferred tax asset.

In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). To date, we have sold a total of 777,974 shares (345,177 shares in the fourth quarter of 2010, 253,759 shares in the first quarter of 2011 and 179,038 shares in the second quarter of 2011) of our common stock to Dutchess under this equity line for total net proceeds of $1.8 million. In order to comply with Nasdaq rules, we needed shareholder approval to sell more than approximately 0.7 million more shares to Dutchess pursuant to the Investment Agreement. In April 2011, our shareholders approved a resolution at our Annual Meeting to authorize us to sell 2.5 million additional shares under this equity line, so we now have additional flexibility to take advantage of this contingent source of liquidity.

Index

Our bank holding company and our Bank both remain “well capitalized” (as defined by banking regulations) at June 30, 2011.

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

Index

Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2011
200 basis point rise	$197,000	21.16%	$97,200	3.62%
100 basis point rise	180,200	10.82	94,700	0.96
Base-rate scenario	162,600	-	93,800	-
100 basis point decline	152,400	(6.27)	92,000	(1.92)
200 basis point decline	143,000	(12.05)	89,400	(4.69)

December 31, 2010
200 basis point rise	$170,700	13.57%	$104,400	1.85%
100 basis point rise	159,000	5.79	102,100	(0.39)
Base-rate scenario	150,300	-	102,500	-
100 basis point decline	156,200	3.93	101,900	(0.59)
200 basis point decline	145,100	(3.46)	99,300	(3.12)

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

Accounting standards update. See note #2 in the accompanying notes to the Interim Condensed Consolidated Financial Statements included elsewhere in this report for details on recently issued accounting pronouncements and their impact on our financial statements.

Management plans and expectations. Elevated credit costs, including our provision for loan losses, loan and collection costs, net losses on ORE, and losses related to vehicle service contract counterparty contingencies, have resulted in substantial losses over the past three and one-half years and reduced our capital. Management continues to focus on reducing non-performing assets and returning the organization to consistent profitability as soon as possible. Management believes meaningful progress was made on these objectives in 2010 and in the first half of 2011. Further, as discussed above, we have adopted a Capital Plan, which includes a series of actions designed to increase our common equity capital, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of a projected further decline in total assets (principally loans). As a result of these expectations with respect to the Bank’s regulatory capital ratios, and in light of our continued improvements in asset quality and other positive indicators, we are reevaluating our alternatives in connection with the timing and size of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.

Index

Litigation Matters

We are involved in various litigation matters in the ordinary course of business.  At the present time, we do not believe any of these matters will have a significant impact on our Interim Condensed Consolidated Financial Statements.  The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial.  However, because of the inherent uncertainty of outcomes from any litigation matter, it is possible we may incur losses in addition to the amounts we have accrued.  We currently believe the aggregate amount of losses that it is reasonably possible we could incur in excess of what has been accrued for all of our pending litigation matters may range from zero up to $0.3 million.

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

We are required to assess our investment securities for “other than temporary impairment” on a periodic basis. The determination of other than temporary impairment for an investment security requires judgment as to the cause of the impairment, the likelihood of recovery and the projected timing of the recovery. The topic of other than temporary impairment was at the forefront of discussions within the accounting profession during 2008 and 2009 because of the dislocation of the credit markets that occurred. On January 12, 2009 the FASB issued ASC 325-40-65-1 (formerly Staff Position No. EITF 99-20-1 — “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”) This standard has been applicable to our financial statements since December 31, 2008. In particular, this standard struck the language that required the use of market participant assumptions about future cash flows from previous guidance. This change now permits the use of reasonable management judgment about whether it is probable that all previously projected cash flows will not be collected in determining other than temporary impairment. Our assessment process resulted in recording no net other than temporary impairment charges on securities in either the second quarter of 2011 or 2010.  We did record net other than temporary impairment charges on securities of $0.1 million in both the first six months of 2011 and 2010.  We believe that our assumptions and judgments in assessing other than temporary impairment for our investment securities are reasonable and conform to general industry practices. Prices for investment securities are largely provided by a pricing service. These prices consider benchmark yields, reported trades, broker / dealer quotes and issuer spreads. Furthermore, prices for mortgage-backed securities consider: TBA prices, monthly payment information and collateral performance. At June 30, 2011 the cost basis of our investment securities classified as available for sale exceeded their estimated fair value at that same date by $3.5 million (compared to $4.4 million at December 31, 2010). This amount is included in the accumulated other comprehensive loss section of shareholders’ equity.

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

At June 30, 2011 we had approximately $14.7 million of mortgage loan servicing rights capitalized on our Condensed Consolidated Statement of Financial Condition. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative or aggressive assumptions. We recorded increases in the valuation allowance on capitalized mortgage loan servicing rights of $0.6 million and $2.5 million in the second quarters of 2011 and 2010, respectively, and $0.1 million and $2.3 million in the first six months of 2011 and 2010, respectively. Nearly all of our mortgage loans serviced for others are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our consolidated financial condition and results of operations.

Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts and similar products to consumers. The payment plans (which are classified as payment plan receivables in our Condensed Consolidated Statements of Financial Condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco does not have recourse against the consumer for nonpayment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco. These losses (which totaled $1.3 million and $4.9 million in the second quarters of 2011 and 2010, respectively, and $3.7 million and $8.3 million in the first six months of 2011 and 2010, respectively) are titled “vehicle service contract counterparty contingencies” in our Condensed Consolidated Statements of Operations. This area of accounting requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and our assessment of the amount that may ultimately be collected from counterparties in connection with their contractual obligations. We apply a rigorous process, based upon historical payment plan activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be materially different than the levels that we recorded in prior periods.

Index

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At June 30, 2011 we had gross deferred tax assets of $75.9 million, gross deferred tax liabilities of $6.5 million and a valuation allowance of $68.5 million resulting in a net deferred tax asset of $0.9 million. The valuation allowance represents our entire net deferred tax asset except for certain deferred tax assets at Mepco that relate to state income taxes and that can be recovered based on Mepco’s projected individual earnings. We are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with this standard, we reviewed our deferred tax assets and determined that based upon a number of factors including our generally declining operating performance since 2005, our net losses, overall negative trends in the banking industry and our expectation that our operating results will continue to be negatively affected by the overall economic environment, we should establish a valuation allowance for our deferred tax assets. In the last quarter of 2008, we recorded a $36.2 million initial valuation allowance, which consisted of $27.6 million recognized as income tax expense and $8.6 million recognized through the accumulated other comprehensive loss component of shareholders’ equity. In 2011, 2010 and 2009, we recorded additional valuation allowances of $2.7 million, $5.7 million and $24.0 million, respectively. We had recorded no valuation allowance on our net deferred tax asset prior to 2008 because we believed that the tax benefits associated with this asset would more likely than not be realized. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we have established.

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management”.

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2011, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Beginning in the second quarter of 2011, our directors elected to receive their quarterly cash retainer fees in the form of common stock.  During the second quarter of 2011, we issued an aggregate of 32,238 shares to our non-employee directors as payment of these retainer fees.  The shares are issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2011	1,901	(1)	$3.31	-	NA
May 2011	2,408	(1)	2.61	-	NA
June 2011	2,901	(1)	2.17	-	NA
Total	7,210		$2.62	-	NA

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

Item 3b. Defaults Upon Senior Securities

As of June 30, 2011, the Company was in arrears in the aggregate amount of $4.1 million with respect to the Series B Preferred Stock it issued to the U.S. Department of the Treasury as a result of the Company’s decision to defer these dividends in the fourth quarter of 2009.

Item 6. Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 9, 2011	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date	August 9, 2011	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer