Form 10-K
period 2011-12-31
INDEPENDENT BANK CORP /MI/
filed 2012-03-13
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________to_____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2011, was $16,550,000.

The number of shares outstanding of the Registrant's common stock as of March 12, 2012 was 8,543,725.

Documents incorporated by reference

Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 43-45

FORWARD-LOOKING STATEMENTS

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2012; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•	our ability to successfully raise new equity capital, effect a conversion of our outstanding preferred stock held by the U.S. Treasury into our common stock, and otherwise implement our capital plan;
•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
•	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
•	the ability of our bank to remain well-capitalized;
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
•
implementation of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

Aside from the stock of our bank, we have no other substantial assets.  We conduct no business except for the collection of dividends from our bank and the payment of dividends to our shareholders and the payment of interest on subordinated debentures.  Currently we are not paying any dividends on our common stock or preferred stock and are deferring interest on our subordinated debentures.  Certain employee retirement plans (including employee stock ownership and deferred compensation plans) as well as health and other insurance programs have been established by us.  The costs of these plans are borne by our subsidiaries.

We have no material patents, trademarks, licenses or franchises except the corporate franchise of our bank which permits it to engage in commercial banking pursuant to Michigan law.

Our bank's main office location is Ionia, Michigan and it had total loans (excluding loans held for sale) and total deposits of $1.577 billion and $2.086 billion, respectively, at December 31, 2011.

Our bank transacts business in the single industry of commercial banking.  Most of our bank's offices provide full-service lobby and drive-thru services in the communities they serve.  Automatic teller machines are also provided at most locations.

Our bank's activities cover all phases of banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services.  Mepco Finance Corporation, a subsidiary of our bank, acquires and services payment plans used by consumers to purchase vehicle service contracts provided and administered by third parties.  In addition, our bank offers title insurance services through a separate subsidiary and provides investment and insurance services through a third party agreement with PrimeVest Financial Services, Inc.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan that are served by our bank's branch network.  Our bank serves its markets through its main office and a total of 100 branches, 3 drive-thru facilities and 2 loan production offices.  The ongoing economic stress in Michigan has adversely impacted many of our markets which is manifested in higher levels of loan defaults and lower demand for credit.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2011	2010	2009
Interest and fees on loans	68.4%	64.5%	71.5%
Other interest income	2.6	3.0	4.5
Non-interest income	29.0	32.5	24.0
	100.0%	100.0%	100.0%

As of December 31, 2011, we had 940 full-time employees and 245 part-time employees.

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

In 2009, we retained financial and legal advisors to assist us in reviewing our capital alternatives. We also took steps at that time to preserve our capital, including discontinuing cash dividends on our common stock and exercising our right to defer all quarterly distributions on our outstanding trust preferred securities and the preferred stock we issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program (“TARP”).  In December 2009, the Board of Directors of our bank adopted resolutions requiring our bank to achieve certain minimum capital ratios.  The minimum ratios established by our bank's Board are higher than the minimum ratios necessary to be considered well-capitalized under federal regulatory standards, which we considered prudent given our elevated levels of non-performing assets and the continuing economic stress in Michigan.  Set forth below are the minimum capital ratios imposed by our bank’s Board and the minimum ratios necessary to be considered well-capitalized under federal regulatory standards:

	Independent Bank - Actual as of December 31, 2011	Minimum Ratios Established by Our Board	Required to be Well-Capitalized
Total Capital to Risk-Weighted Assets	11.41%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	6.77%	8.00%	5.00%

In January 2010, our Board of Directors adopted a capital restoration plan (the “Capital Plan”) that documents our objectives and plans for meeting these ratios. The three primary initiatives of our Capital Plan are:

●
the conversion of our 72,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”) issued to the Treasury under the Capital Purchase Program (“CPP”) of TARP into shares of our common stock;

●	an offer to exchange shares of our common stock for our outstanding trust preferred securities; and
●	a public offering of our common stock for cash.

In anticipation of pursuing these capital initiatives, we engaged independent third parties to perform a review (“stress test”) on our commercial and retail loan portfolios to confirm that the similar analyses we performed internally were reasonable and did not materially understate our projected loan losses. Based on the conclusions of these reviews, which were completed in January 2010, we determined that we did not need to modify our projections used for purposes of our Capital Plan.

To date, we have made progress on a number of initiatives to advance the Capital Plan:

●
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

ITEM 1.     BUSINESS (Continued)

●
On April 16, 2010, we closed an Exchange Agreement with the Treasury pursuant to which the Treasury exchanged $72 million in aggregate liquidation value of our Series A Preferred Stock, plus approximately $2.4 million in accrued but unpaid dividends on such shares, into 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Convertible Preferred Stock”). As part of this exchange, we also amended and restated the terms of the Warrant issued to the Treasury in December 2008 to purchase 346,154 shares of our common stock in order to adjust the initial exercise price of the Warrant to be equal to the conversion price applicable to the Series B Convertible Preferred Stock.

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

●
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

●
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

We have taken steps toward the advancement of the final phase of our Capital Plan, an offering of our common stock for cash, but have not commenced such offering.  The offering has currently been delayed while we reevaluate our strategic alternatives in consultation with our financial advisors and the U.S. Treasury.  In particular, we are evaluating the merits of a smaller capital raise with a goal of preserving the potential future use of our net deferred tax asset, which totaled approximately $75.2 million as of December 31, 2011, and on which we had established a full valuation allowance.  As of December 31, 2011, we met one of the two target capital ratios set forth in our Capital Plan as the bank's total capital to risk-weighted assets ratio of 11.41% exceeded the target of 11%.

In addition to the forgoing, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). To date, we have sold a total of 777,974 shares (345,177 shares in the fourth quarter of 2010, 253,759 shares in the first quarter of 2011 and 179,038 shares in the second quarter of 2011) of our common stock to Dutchess under this equity line for total net proceeds of $1.8 million.  At the present time, we have shareholder approval to sell approximately 3.2 million additional shares under this equity line.

ITEM 1.     BUSINESS (Continued)

On October 25, 2011, the respective Boards of Directors of the holding company and our bank entered into a Memorandum of Understanding (the "MOU") with the FRB and the Michigan Office of Financial and Insurance Regulation (the "OFIR").  The MOU largely duplicates certain of the provisions in the Board resolutions described above, but also has the following specific requirements:

•	Submission of a joint revised capital plan by November 30, 2011 to maintain sufficient capital at the holding company on a consolidated basis and at the bank on a stand-alone basis;
•
Submission of quarterly progress reports regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our "watch list," or were adversely classified in our most recent examination;

•	Enhanced reporting and monitoring at Mepco regarding risk management and the internal classification of assets; and
•	Enhanced interest rate risk modeling practices.

We believe we have met all of the requirements of the MOU.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting us.  This summary is qualified in its entirety by reference to the particular statutes and regulations.  A change in applicable laws or regulations may have a material effect on us and our bank.

General

Financial institutions and their holding companies are extensively regulated under federal and state law.  Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC"), the OFIR, the Internal Revenue Service, and state taxing authorities.  The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot necessarily be predicted.

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

ITEM 1.     BUSINESS (Continued)

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

With the exception of being convertible into shares of our common stock, the terms of the Series B Convertible Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that were exchanged.  The Series B Convertible Preferred Stock qualifies as Tier 1 regulatory capital, subject to limitations, and is entitled to cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and 9% per annum thereafter.  The Series B Convertible Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Convertible Preferred Stock. If dividends on the Series B Convertible Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Convertible Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Convertible Preferred Stock have been paid. Because we have deferred dividends on the Series B Convertible Preferred Stock for at least six quarterly dividend periods, the Treasury currently has the right to elect two directors to our board.  At this time, in lieu of electing such directors, the Treasury requested us to allow (and we agreed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011.  The Treasury continues to retain the right to elect two directors as described above.

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

ITEM 1.     BUSINESS (Continued)

If converted by the Treasury (or any subsequent holder) or by us pursuant to either of the above-described conversion rights, each share of Series B Convertible Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, referred to as the "conversion rate," provided that such conversion rate will be subject to certain anti-dilution adjustments.  If converted by the holder or by us pursuant to either of the above-described conversion rights, as of December 31, 2011, the Series B Convertible Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 12.7 million shares of our common stock.  This conversion rate will be subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Convertible Preferred Stock.

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

At the time any shares of Series B Convertible Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Convertible Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market price of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Convertible Preferred Stock).  Accrued and unpaid dividends on the Series B Convertible Preferred Stock totaled approximately $6.6 million at December 31, 2011.

The maximum number of shares of our common stock that may be issued upon conversion of all Series B Convertible Preferred Stock (including any accrued dividends) is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

The Series B Convertible Preferred Stock may be redeemed by us, subject to the approval of the Federal Reserve, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date). If the Series B Convertible Preferred Stock is redeemed prior to the first dividend payment date falling on or after the second anniversary of the original issue date, the redemption price will be equal to the $1,000 liquidation amount per share plus any accrued and unpaid dividends. If the Series B Convertible Preferred Stock is redeemed on or after such date, the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable conversion rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Convertible Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Convertible Preferred Stock shares originally issued to the Treasury, unless fewer of such shares are then outstanding (in which case all of the Series B Convertible Preferred Stock must be redeemed).

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

Dodd-Frank Act.  On July 21, 2010, the President signed the Dodd-Frank Act in law.  This new federal law includes the following:

•
the creation of the new Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;

•
the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;
•	a provision that broadens the base for FDIC insurance assessments and permanently increases FDIC deposit insurance to $250,000;
•
a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets are set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard;

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

Although a number of the regulations required by the Dodd-Frank Act have been issued, many of the new requirements have not yet been implemented and will likely be subject to implementing regulations over the course of several years.  As these provisions continue to be implemented, we expect they may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs.  At this time, it is difficult to assess the full impact of the Dodd-Frank Act on our business.

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

Included in our Tier 1 capital as of December 31, 2011, is $38.2 million of trust preferred securities (classified on our balance sheet as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

ITEM 1.     BUSINESS (Continued)

During the fourth quarter of 2009, we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012.  These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods.  The prepaid deposit insurance premium assessments totaled $12.6 million at December 31, 2011 and will be expensed over the assessment period (through the fourth quarter of 2012).  The actual expense over the assessment periods will be different from this prepaid amount due to various factors, including variances in actual deposit balances and the assessment base and rates used during each assessment period.

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

FICO Assessments.  Our bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis.  It is estimated that FICO assessments during this period will be approximately 0.070% of deposits.

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

At December 31, 2011, our bank's ratios exceeded minimum requirements for the well-capitalized category.  In December 2009, the Board of Directors of our bank adopted resolutions requiring our bank to achieve minimum capital ratios that are higher than the minimum requirements described in the Federal Reserve's capital guidelines.  See "Recent Developments" above for more information.

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

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE
I.      (A)     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
         (B)     INTEREST RATES AND INTEREST DIFFERENTIAL
   (C)     INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.                INVESTMENT PORTFOLIO

(A)  The following table sets forth the book value of securities at December 31:

	2011	2010	2009
	(in thousands)

Trading - Preferred stock	$77	$32	$54

Available for sale
U.S agency residential mortgage-backed	$94,206	$13,331	$47,522
States and political subdivisions	27,317	31,259	67,132
U.S agency	25,017	--	--
Private label residential mortgage-backed	8,268	14,184	30,975
Trust preferred	2,636	9,090	13,017
Other asset-backed	--	--	5,505
Total	$157,444	$67,864	$164,151

         (B)  The following table sets forth contractual maturities of securities at December 31, 2011 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Trading – Preferred stock							$77	0.00%

Tax equivalent adjustment for calculations of yield							$--

Available for sale
U.S agency residential mortgage-backed	$3	4.68%	$64,090	2.17%	$28,891	2.86%	$1,222	1.73%
States and political subdivisions	1,493	4.76	7,366	4.08	11,748	3.74	6,710	4.36
U.S. agency	--		--		10,026	1.00	14,991	1.72
Private label residential mortgage-backed	--		163	5.95	3,885	4.23	4,220	5.65
Trust preferred	--		--		--		2,636	4.21
Total	$1,496	4.76%	$71,619	2.38%	$54,550	2.80%	$29,779	3.09%

Tax equivalent adjustment for calculations of yield	$--		$--		$--		$--

The rates set forth in the tables above for obligations of state and political subdivisions have not been restated on a tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
III.              LOAN PORTFOLIO

(A)  The following table sets forth total loans outstanding at December 31:

	2011	2010	2009	2008	2007
	(in thousands)
Loans held for sale	$44,801	$50,098	$34,234	$27,603	$33,960
Mortgage	590,876	658,679	749,298	839,496	873,945
Commercial	651,155	707,530	840,367	976,391	1,066,276
Installment	219,559	245,644	303,366	356,806	368,478
Payment plan receivables	115,018	201,263	406,341	286,836	209,631
Total Loans	$1,621,409	$1,863,214	$2,333,606	$2,487,132	$2,552,290

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2011:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Mortgage	$31,096	$10,444	$3,582	$45,122
Commercial	260,427	342,896	47,832	651,155
Payment plan receivables	49,803	65,215	--	115,018
Total	$341,326	$418,555	$51,414	$811,295

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2011:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$408,116	$10,439	$418,555
Due after five years	47,895	3,519	51,414
Total	$456,011	$13,958	$469,969

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
                   LOAN PORTFOLIO (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2011	2010	2009	2008	2007
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$59,309	$66,652	$105,965	$122,639	$72,682

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	574	928	3,940	2,626	4,394

(c) Loans not included above which are "troubled debt restructurings" as defined by accounting guidance	116,569	113,812	71,961	9,160	173

Total	$176,452	$181,392	$181,866	$134,425	$77,249

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $9,512,000 would have been earned in 2011 had loans in categories (a) and (c) remained at their original terms; however, only $5,273,000 was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2011.

At December 31, 2011, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2011, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2011.  Total loans in 2010 and 2009 include $0.1 million and $1.7 million, respectively of payment plan receivables from customers domiciled in Canada.  There were no other foreign loans outstanding prior to that time.

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.              SUMMARY OF LOAN LOSS EXPERIENCE

(A)  The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2011		2010		2009
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,621,409		$1,863,214		$2,333,606

Average total loans outstanding for the year (net of unearned fees)	$1,711,948		$2,082,117		$2,470,568

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$67,915	$1,322	$81,717	$1,858	$57,900	$2,144
Loans charged-off
Mortgage	15,608		20,263		22,869
Commercial	20,491		36,108		51,840
Installment	5,439		7,726		7,562
Payment plan receivables	186		82		25
Total loans charged-off	41,724		64,179		82,296
Recoveries of loans previously charged-off
Mortgage	1,441		1,155		791
Commercial	1,850		969		731
Installment	1,451		1,475		1,271
Payment plan receivables	5		13		2
Total recoveries	4,747		3,612		2,795
Net loans charged-off	36,977		60,567		79,501
Additions (deductions) included in operations	27,946	(36)	46,765	(536)	103,318	(286)
Balance at end of year	$58,884	$1,286	$67,915	$1,322	$81,717	$1,858

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	2.16%		2.91%		3.22%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.63		3.65		3.50

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.              SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2008		2007
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,487,132		$2,552,290

Average total loans outstanding for the year (net of unearned fees)	$2,569,368		$2,541,305

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$45,294	$1,936	$26,879	$1,881
Loans charged-off
Mortgage	11,942		6,644
Commercial	43,641		14,236
Installment	6,364		5,943
Payment plan receivables	49		213
Total loans charged-off	61,996		27,036
Recoveries of loans previously charged-off
Mortgage	318		381
Commercial	1,800		328
Installment	1,340		1,629
Payment plan receivables	31		8
Total recoveries	3,489		2,346
Net loans charged-off	58,507		24,690
Additions (deductions) included in operations	71,113	208	43,105	55
Balance at end of year	$57,900	$2,144	$45,294	$1,936

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	2.28%		.97%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	2.33		1.77

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
IV.              SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2011		2010		2009
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$18,183	40.2%	$23,836	38.0%	$41,259	36.1%
Mortgage	22,885	39.2	22,642	38.0	18,434	33.5
Installment	6,146	13.5	6,769	13.2	6,404	13.0
Payment plan receivables	197	7.1	389	10.8	754	17.4
Unallocated	11,473		14,279		14,866
Total	$58,884	100.0%	$67,915	100.0%	$81,717	100.0%

	2008		2007
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$33,090	39.3%	$27,829	41.8%
Mortgage	8,729	34.9	4,657	35.6
Installment	4,264	14.3	3,224	14.4
Payment plan receivables	486	11.5	475	8.2
Unallocated	11,331		9,109
Total	$57,900	100.0%	$45,294	100.0%

ITEM 1.     BUSINESS -- STATISTICAL DISCLOSURE  (Continued)
V.                DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2011		2010		2009
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$467,305		$349,376		$321,802
Savings and NOW	1,006,305	0.22%	1,089,992	0.26%	992,529	0.58%
Time deposits	656,944	1.98	978,098	2.59	1,019,624	2.91
Total	$2,130,554	0.72%	$2,417,466	1.17%	$2,333,955	1.52%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2011:

(in thousands)
Three months or less	$39,163
Over three through six months	21,909
Over six months through one year	52,187
Over one year	75,360
Total	$188,619

VI.              RETURN ON EQUITY AND ASSETS

The ratio of net income (loss) to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2011	2010	2009	2008	2007
Income (loss) from continuing operations as a percent of(1)
Average common equity	(68.44)%	(54.38)%	(90.72)%	(39.01)%	3.96%
Average total assets	(1.02)	(0.75)	(3.17)	(2.88)	0.31

Net income (loss) as a percent of(1)
Average common equity	(68.44)	(54.38)	(90.72)	(39.01)	4.12
Average total assets	(1.02)	(0.75)	(3.17)	(2.88)	0.32

Dividends declared per share as a percent of diluted net income per share	0.00	0.00	NM	NM	185.43

Average shareholders' equity as a percent of average total assets	4.76	3.92	5.80	7.50	7.72

(1)For 2011, 2010, 2009 and 2008, these amounts are calculated using loss from continuing operations applicable to common stock and net loss applicable to common stock.
NM – Not meaningful.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.             SHORT-TERM BORROWINGS

Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Item 8, Part II of this report.

ITEM 1A.RISK FACTORS

Our results of operations, financial condition, and business may be materially and adversely affected if we are unable to successfully implement our Capital Plan.

Our Capital Plan, which is described in more detail under “Business – Recent Developments” above, has a primary objective of achieving and thereafter maintaining certain minimum capital ratios required by resolutions adopted by our bank's Board of Directors in December 2009 (as subsequently amended).  In 2009 and 2010, we engaged in various transactions to help us achieve the minimum capital ratios set forth in the Capital Plan, which are also described under "Business – Recent Developments" above.  However, we have not yet completed the final initiative of our Capital Plan, which is a public offering for cash.  As of December 31, 2011, our bank met one of the two minimum capital ratios set forth in the resolutions, but not both.

We are currently reevaluating our alternatives for achieving the objectives of the Capital Plan, including the size and timing of any common stock offering.  In particular, we are evaluating the merits of a smaller capital raise with a goal of preserving the potential future use of our net deferred tax asset, which totaled approximately $75.2 million as of December 31, 2011, and on which we had established a $75.2 million valuation allowance.  This evaluation will also take into account our ongoing operating results, as well as input from our financial advisors and the Treasury.

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

If we do not remain well-capitalized, meet certain minimum capital levels or certain profitability requirements or if we incur a rapid decline in net worth we could lose our ability to sell and/or service loans to Fannie Mae or Freddie Mac. This could impact our ability to generate gains on the sale of loans and generate servicing income. A forced liquidation of our servicing portfolio could also impact the value that could be recovered on this asset. Fannie Mae has the most stringent eligibility requirements covering capital levels, profitability and decline in net worth. Fannie Mae requires seller/servicers to be well-capitalized. For the profitability requirement, we cannot record four or more consecutive quarterly losses and experience a 30% decline in net worth over the same period. Finally, our net worth cannot decline by more than 25% in one quarter or more than 40% over two consecutive quarters. The highest level of capital we are required to maintain is at least $2.5 million plus 0.25% of loans serviced for Freddie Mac.

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

In our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), we disclose certain information regarding our potential future financial performance, including  our belief that our bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, and attain the bank regulatory capital ratios required by the Capital Plan in 2012 and our belief that our bank can return to profitability in 2012.  These projections and assumptions were based on information about circumstances and conditions existing as of the date of this Annual Report on Form 10-K. The projections are based on estimates and assumptions that are inherently uncertain and, though considered reasonable by us, are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that actual results will not be significantly different than the information disclosed.  It is possible that our bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability.  Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors.  We do not intend to update any such forward-looking information. Neither we nor any other person or entity assumes any responsibility for the accuracy or validity of these projections, as the projections are not, and should not be taken as, a guarantee of our future financial performance or condition.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We have experienced and may continue to experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $59.9 million and $67.6 million at December 31, 2011 and December 31, 2010, respectively. Our allowance coverage ratio of non-performing loans was 98.3% and 100.5% at December 31, 2011 and December 31, 2010, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies would have a material adverse effect on our results of operations and financial condition.

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

While we believe we started to see some positive trends in the Michigan economy in 2010 and 2011, the general business environment has continued to have an overall adverse effect on our business during 2010 and 2011. If conditions do not show some meaningful and sustainable improvement, our business, financial condition, and results of operations will likely continue to be adversely affected by economic conditions.

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

Although we believe the Michigan economy started to show signs of stabilization in 2010 and 2011, it is possible conditions will not stabilize or recover at or even close to the pace expected.

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

The assumptions we make in calculating estimated potential losses  on vehicle service contract counterparty receivables for Mepco may be inaccurate, which could lead to vehicle service contract counterparty contingencies expense that is materially greater than the charges we have taken to date.

One of our subsidiaries, Mepco, is engaged in the business of acquiring and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers (which we refer to as Mepco's "counterparties") become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco.  These obligations of Mepco's counterparties are shown as "vehicle service contract counterparty receivables" in our Consolidated Statements of Financial Condition.  At December 31, 2011, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of "vehicle service contract counterparty contingencies expense," totaled $29.3 million.  This compares to a balance of $37.3 million at December 31, 2010.

In most cases, there is no collateral to secure the counterparties’ refund obligations to Mepco, but Mepco has the contractual right to offset unpaid refund obligations against amounts Mepco would otherwise be obligated to fund to the counterparties. In addition, even when other collateral is involved, the refund obligations of these counterparties are not fully secured. Mepco incurs losses when it is unable to fully recover funds owing to it by counterparties upon cancellation of the underlying service contracts.

Historically, Mepco's counterparties generally fulfilled their obligations to Mepco to refund Mepco the amounts owed upon cancellation of the service contracts.  However, events in the vehicle service contract industry starting in approximately 2009 have significantly increased the size of these counterparty obligations.  These events, which included allegations that several service contract providers violated telemarketing and other consumer protection laws, contributed to significantly higher cancellation rates for outstanding service contracts and significantly lower sales of new service contract products which, in turn, contributed to several of Mepco's counterparties either going out of business or defaulting on their obligations to Mepco.  Although Mepco generally has recourse against more than one counterparty upon the cancellation of a service contract, Mepco has not historically had to enforce its rights against one counterparty (e.g., the administrator of a particular service contract that cancelled) based upon the default of a second counterparty (e.g., the seller of the service contract).  As Mepco has begun to enforce these rights in recent years, certain of its counterparties are challenging their payment obligations to Mepco.  Mepco is currently involved in litigation with several counterparties to enforce Mepco's rights to collect refunds owing from those counterparties.  We expect we will need to initiate additional lawsuits against other counterparties that do not pay their obligations to Mepco.  Mepco is also taking other steps to collect the outstanding amount of its vehicle service contract counterparty receivables, including through liquidation of collateral and claims against the bankruptcy estate of a counterparty that previously represented a significant portion of Mepco’s business.

In evaluating the collectability of these receivables, Mepco estimates probable incurred losses that Mepco expects to incur as a result of being unable to fully collect all amounts owing to Mepco.  The aggregate amount of these probable incurred losses (shown as vehicle service contract counterparty contingencies expense in our Consolidated Statements of Operations) recorded in past years has grown from $0 in 2007, to $1.0 million in 2008, to $31.2 million in 2009, and declined to $18.6 million in 2010 and $11.0 million in 2011.

The determination of these losses requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts (including cancellations that may result from a counterparty discontinuing its business operations), our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations.  We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses.  Because of the uncertainty surrounding the numerous and complex assumptions made, actual losses could exceed the charges we have taken to date, and the additional losses we incur could be material.

Mepco has historically contributed a meaningful amount of profit to our consolidated results of operations, but we have shrunk the size of its business significantly since 2009 as a result of the events and risks referenced above.

For 2008 and 2007, Mepco had net income of $10.7 million and $5.5 million, respectively. With the counterparty losses experienced by Mepco since late 2009 (as referenced in the previous risk factor), Mepco reported net losses of $11.7 million in 2009 (which included a $16.7 million goodwill impairment charge), $1.4 million in 2010, and $4.8 million in 2011.

As a result of these adverse events and unique risks within the vehicle service contract industry, we have made a concerted effort to significantly reduce the size and scope of Mepco's business in the past two years.  Net payment plan receivables have been reduced from $406.3 million (or approximately 13.7% of total assets) at December 31, 2009, to $201.3 million (or approximately 7.9% of total assets) at December 31, 2010, to $115.0 million (or approximately 5.0% of total assets) at December 31, 2011.  This represents a decline of over 71% since 2009. We expect the amount of total payment plan receivables will continue to decline at a more moderate pace during 2012.

This decline in payment plan receivables has had a significant adverse impact on our net interest income and net interest margin.

Even though the size of Mepco's business has been significantly reduced in recent years, it still presents unique market, operational, and internal control challenges and risks.

Mepco faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans. Mepco's business is highly specialized, and its results of operation depend largely on the continued services of its executives and other key employees familiar with its business. In addition, because activity in this market is conducted primarily through relationships with unaffiliated vehicle service contract direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight are generally more difficult than in our bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of material loss in this business.

Our operations may be adversely affected if we are unable to secure adequate funding. Our use of wholesale funding sources exposes us to liquidity risk and potential earnings volatility.

We rely on wholesale funding, including Federal Home Loan Bank borrowings, brokered deposits, and Federal Reserve Bank borrowings, to augment our core deposits to fund our business. As of December 31, 2011, our use of such wholesale funding sources amounted to approximately $75.7 million or 3.6% of total funding. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale sources may be dependent on the confidence these parties have in our commercial and consumer banking operations. The continued availability to us of these funding sources is uncertain, and brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

The constraint on our liquidity would be exacerbated if we were to experience a reduction in our core deposits, and we cannot be sure we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that were in the FDIC Transaction Account Guarantee Program ("TAGP"), which expired on December 31, 2010, may be particularly susceptible to outflow, although the Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts. At December 31, 2011 we had $123.1 million of uninsured deposits and an additional $170.9 million of deposits that were in non-interest bearing transaction accounts and fully insured through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

In addition, if we fail to remain "well-capitalized" under federal regulatory standards, we will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC. As of December 31, 2011, we had brokered deposits of approximately $42.3 million. Approximately $30.6 million of these brokered deposits mature during the next 12 months. As a result, any such restrictions on our ability to access brokered deposits are likely to have a material adverse impact on our business and financial condition.

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

We are currently deferring payment of quarterly dividends on our preferred stock held by the Treasury, which pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and 9% per annum thereafter. In addition, we have exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities are also being deferred. We may defer such interest payments for a total of 20 consecutive calendar quarters without causing an event of default under the documents governing these securities. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default.  Our right to continue to defer these interest payments without being in default of the related debt instruments will expire in late 2014.

We do not have any current plans to resume dividend payments on our outstanding trust preferred securities or our outstanding preferred stock. If and when either of such payments resume, however, the accrued amounts must be paid and made current. As of December 31, 2011, the amount of these accrued but unpaid dividends on our outstanding trust preferred securities and our outstanding Series B Convertible Preferred Stock was $11.0 million.

We face uncertainty with respect to legislative efforts by the federal government to help stabilize the U.S. financial system, address problems that caused the recent crisis in the U.S. financial markets, or otherwise regulate the financial services industry.

Beginning in the fourth quarter of 2008, the federal government enacted new laws intended to strengthen and restore confidence in the U.S. financial system. See "Business—Regulatory Developments" above for additional information regarding these developments. There can be no assurance, however, as to the actual impact that such programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these and other programs to stabilize the financial markets and a continuation or worsening of depressed financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

In addition, additional legislation or regulations may be adopted in the future that could adversely impact us. For example, on July 21, 2010, the President signed the Dodd-Frank Act into law, which includes the creation of the new Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission; a provision that broadens the base for FDIC insurance assessments and permanently increases FDIC deposit insurance to $250,000; a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets are set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated.  Although a number of the regulations required by the Dodd-Frank Act have been issued, many of the new requirements have not yet been implemented and will likely be subject to implementing regulations over the course of several years.  As these provisions continue to be implemented, we expect they may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs.  At this time, it is difficult to assess the full impact of the Dodd-Frank Act on our business. This legislation as well as other similar federal initiatives could have a material adverse impact on our business.

We have credit risk inherent in our securities portfolio.

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated "AA" or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $5.2 million as of December 31, 2011 (compared to approximately $5.2 million as of December 31, 2010). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that we do not control, such as market interest rates.

A portion of our revenues are derived from gains on the sale of real estate mortgage loans. We realized net gains of $9.3 million on the sale of mortgage loans during 2011 compared to $12.3 million during 2010.  These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on real estate mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.

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

The continuity of our operations is influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our Capital Plan and our strategies. We do not have employment or non-compete agreements with any of our executives or other key employees (although we recently entered into a Consulting and Transition Agreement with our Chief Executive Officer in connection with our announced management transition plan announced in 2011). In addition, we face restrictions on our ability to compensate our executives as a result of our participation in the CPP under TARP. Many of our competitors do not face these same restrictions. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

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

Since April 1, 2011, banks have been charged FDIC insurance premiums based on net assets (defined as the quarter to date average daily total assets less the quarter to date average daily Tier 1 capital) rather than based on average domestic deposits.  Initial base assessment rates vary from 0.05% to 0.35% of net assets and may be adjusted between negative 0.025% and positive 0.10% for an unsecured debt adjustment and a brokered deposit adjustment.  This new FDIC assessment system has resulted in a decline in our deposit insurance premiums from $6.8 million in 2010 to $3.5 million in 2011.  However, if our financial condition worsens and our Tier 1 capital deteriorates further, our deposit insurance expense may increase. The amount of deposit insurance that we are required to pay is also subject to factors outside of our control, including bank failures and regulatory initiatives. Such increases may adversely affect our results of operations.

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

In addition to the foregoing, the Series B Convertible Preferred Stock we issued to the Treasury contains a provision providing that, if dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the preferred stock have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Convertible Preferred Stock have been paid. Because we have deferred dividends on the Series B Convertible Preferred Stock for at least six quarterly dividend periods, the Treasury currently has the right to elect two directors to our board.  At this time, in lieu of electing such directors, the Treasury requested us to allow (and we agreed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011.  The Treasury continues to retain the right to elect two directors as described above.

An offering of our common stock could trigger an ownership change under federal tax law that will negatively affect our ability to utilize net operating loss carryforwards and other deferred tax assets in the future.

As of December 31, 2011, we had federal loss carryforwards of approximately $75.1 million. Under federal tax law, our ability to utilize this carryforward and other deferred tax assets is limited if we are deemed to experience a change of ownership pursuant to Section 382 of the Internal Revenue Code. This would result in our loss of the benefit of these deferred tax assets. Please see the more detailed discussion of these tax rules under "Results of Operations - Income Tax Benefit" in our annual report to shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We and our bank operate a total of 112 facilities in Michigan and 1 facility in Chicago, Illinois.  The individual properties are not materially significant to us or our bank's business or to the consolidated financial statements.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

ITEM 3.     LEGAL PROCEEDINGS

We are involved in various litigation matters in the ordinary course of business.  At the present time, we do not believe any of these matters will have a significant impact on our Consolidated Financial Statements.  The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial.  However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit.

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

The following sets forth certain information with respect to our executive officers at February 27, 2012.

		First elected
		as an executive
Name (Age)	Position	officer
Michael M. Magee, Jr. (56)	Chief Executive Officer and Director (1)	1993

Robert N. Shuster (54)	Executive Vice President and Chief Financial Officer	1999

William B. Kessel (47)	President (1)	2004

Stefanie M. Kimball (52)	Executive Vice President and Chief Lending Officer (2)	2007

David C. Reglin (52)	Executive Vice President, Retail Banking	1998

Mark L. Collins (54)	Executive Vice President, General Counsel (3)	2009

Richard E. Butler (60)	Senior Vice President, Operations	1998

Peter R. Graves (54)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (46)	Senior Vice President, Controller	2002

(1)
As previously announced in a Form 8-K filed February 16, 2011, as part of a senior management succession plan, the position of CEO will be transitioned from Mr. Magee to Mr. Kessel on December 31, 2012.

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

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

PART II.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2011 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/Michael M. Magee, Jr.	/s/Robert N. Shuster
Chief Executive Officer	Executive Vice President
and Chief Financial Officer
March 13, 2012

PART II.

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our Directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to certain functions and the composition of our board committees, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

PART III.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Non-employee Director Stock Option Plan, Employee Stock Option Plan and Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2011.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	180,862	$7.98	510,596

Equity compensation plan not approved by security holders	None		None

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          1.  Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 24, 2012 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.  Exhibits  (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final three pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 13, 2012.

INDEPENDENT BANK CORPORATION

/s/Robert N. Shuster	Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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

Michael M. Magee, Jr., Chief Executive Officer (Principal Executive Officer)	/s/Michael M. Magee Jr.	March 13, 2012

Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/Robert N. Shuster	March 13, 2012

James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	/s/James J. Twarozynski	March 13, 2012

Donna J. Banks, Director	/s/Donna J. Banks	March 11, 2012

Jeffrey A. Bratsburg, Director	/s/Jeffrey A. Bratsburg	March 7, 2012

Stephen L. Gulis, Jr., Director	/s/Stephen L. Gulis, Jr.	March 12, 2012

Terry L. Haske, Director	/s/Terry L. Haske	March 8, 2012

Robert L. Hetzler, Director

Michael M. Magee, Jr., Director	/s/Michael M. Magee, Jr.	March 13, 2012

James E. McCarty, Director	/s/James E. McCarty	March 8, 2012

Charles A. Palmer, Director	/s/Charles A. Palmer	March 13, 2012

Charles C. Van Loan, Director	/s/Charles C. Van Loan	March 8, 2012

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH

10.1*	First Amendment to Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 1, 2012.

13
Annual report, relating to the April 24, 2012 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

24	Power of Attorney (included on page 42).

31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

EXHIBIT INDEX (Continued)

3.1(e)
Certificate of Designations for Series C Junior Participating Preferred Stock, filed as an amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form 8-A dated November 15, 2011 and filed November 15, 2011).

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

EXHIBIT INDEX (Continued)

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

10.14*	Long-Term Incentive Plan, as amended through April 26, 2011 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 17, 2011).

10.15*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 8, 2011 (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed on March 10, 2011).

* Represents a compensation plan.