Form 10-Q
period 2012-03-31
INDEPENDENT BANK CORP /MI/
filed 2012-05-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐      NO ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	8,575,471
Class	Outstanding at May 9, 2012

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks that our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks may not be the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.  INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$53,690	$62,777
Interest bearing deposits	299,159	278,331
Cash and Cash Equivalents	352,849	341,108
Trading securities	69	77
Securities available for sale	303,658	157,444
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,828	20,828
Loans held for sale, carried at fair value	40,321	44,801
Loans
Commercial	649,552	651,155
Mortgage	571,251	590,876
Installment	210,360	219,559
Payment plan receivables	103,544	115,018
Total Loans	1,534,707	1,576,608
Allowance for loan losses	(56,006)	(58,884)
Net Loans	1,478,701	1,517,724
Other real estate and repossessed assets	30,918	34,042
Property and equipment, net	63,417	62,548
Bank-owned life insurance	49,695	49,271
Other intangibles	7,337	7,609
Capitalized mortgage loan servicing rights	11,795	11,229
Prepaid FDIC deposit insurance assessment	11,788	12,609
Vehicle service contract counterparty receivables, net	28,925	29,298
Accrued income and other assets	18,977	18,818
Total Assets	$2,419,278	$2,307,406
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$519,819	$497,718
Savings and interest-bearing checking	1,093,799	1,019,603
Retail time	524,694	526,525
Brokered time	46,000	42,279
Total Deposits	2,184,312	2,086,125
Other borrowings	33,039	33,387
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	6,813	6,633
Accrued expenses and other liabilities	39,907	28,459
Total Liabilities	2,314,246	2,204,779
Shareholders' Equity
Convertible preferred stock, no par value, 200,000 shares authorized; 74,426 shares issued and outstanding at March 31, 2012 and December 31, 2011; liquidation preference: $82,024 at March 31, 2012 and $81,023 at December 31, 2011	80,913	79,857
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 8,546,342 shares at March 31, 2012 and 8,491,526 shares at December 31, 2011	248,995	248,950
Accumulated deficit	(211,811)	(214,259)
Accumulated other comprehensive loss	(13,065)	(11,921)
Total Shareholders' Equity	105,032	102,627
Total Liabilities and Shareholders' Equity	$2,419,278	$2,307,406

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$24,346	$29,484
Interest on securities
Taxable	658	467
Tax-exempt	296	332
Other investments	396	435
Total Interest Income	25,696	30,718
Interest Expense
Deposits	2,424	4,945
Other borrowings	1,172	1,323
Total Interest Expense	3,596	6,268
Net Interest Income	22,100	24,450
Provision for loan losses	5,131	10,702
Net Interest Income After Provision for Loan Losses	16,969	13,748
Non-interest Income
Service charges on deposit accounts	4,201	4,282
Interchange income	2,322	2,168
Net gains (losses) on assets
Mortgage loans	3,860	1,935
Securities	684	213
Other than temporary impairment loss on securities
Total impairment loss	(177)	(469)
Loss recognized in other comprehensive loss	-	327
Net impairment loss recognized in earnings	(177)	(142)
Mortgage loan servicing	736	896
Title insurance fees	508	473
(Increase) decrease in fair value of U.S. Treasury warrant	(154)	354
Other	2,604	2,532
Total Non-interest Income	14,584	12,711
Non-interest Expense
Compensation and employee benefits	12,482	12,349
Loan and collection	2,890	3,867
Occupancy, net	2,716	3,101
Data processing	2,339	2,310
Furniture, fixtures and equipment	1,294	1,418
Net losses on other real estate and repossessed assets	987	1,406
Legal and professional	897	778
Communications	875	948
FDIC deposit insurance	857	1,235
Credit card and bank service fees	651	1,047
Advertising	556	554
Vehicle service contract counterparty contingencies	471	2,346
Provision for loss reimbursement on sold loans	432	406
Cost (recoveries) related to unfunded lending commitments	(47)	95
Other	649	2,008
Total Non-interest Expense	28,049	33,868
Income (Loss) Before Income Tax	3,504	(7,409)
Income tax expense (benefit)	-	(8)
Net Income (Loss)	$3,504	$(7,401)
Preferred stock dividends and discount accretion	1,056	1,008
Net Income (Loss) Applicable to Common Stock	$2,448	$(8,409)
Net Income (Loss) Per Common Share
Basic	$.29	$(1.06)
Diluted	.07	(1.06)
Dividends Per Common Share
Declared	$.00	$.00
Paid	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2012	2011
	(unaudited)
	(In thousands)
Net income (loss)	$3,504	$(7,401)
Other comprehensive income (loss), before tax
Unrealized losses on available for sale securities
Unrealized gain (loss) arising during period	(860)	321
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	129	(327)
Reclassification adjustments for (gains) losses included in earnings	(692)	(140)
Unrealized losses on available for sale securities, net	(1,423)	(146)

Unrealized losses on derivative instruments
Unrealized loss arising during period	(51)	(23)
Reclassification adjustment for expense recognized in earnings	185	202
Reclassfication adjustment for accretion on settled derivatives	145	222
Unrealized gains on derivative instruments	279	401
Other comprehensive income (loss), before tax	(1,144)	255
Income tax expense related to components of other comprehesive income (loss)	-	-
Other comprehensive income (loss)	(1,144)	255
Comprehensive income (loss)	$2,360	$(7,146)

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2012	2011
	(unaudited - In thousands)
Net Income (Loss)	$3,504	$(7,401)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	116,422	122,838
Disbursements for loans held for sale	(108,082)	(91,156)
Provision for loan losses	5,131	10,702
Deferred loan fees	(97)	(28)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(1,313)	(3,736)
Net gains on sales of mortgage loans	(3,860)	(1,935)
Net gains on securities	(684)	(213)
Securities impairment recognized in earnings	177	142
Net losses on other real estate and repossessed assets	987	1,406
Vehicle service contract counterparty contingencies	471	2,346
Share based compensation	45	153
(Increase) decrease in accrued income and other assets	(934)	1,821
Increase (decrease) in accrued expenses and other liabilities	1,576	(188)
Total Adjustments	9,839	42,152
Net Cash from Operating Activities	13,343	34,751
Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	9,206	12,399
Proceeds from the maturity of securities available for sale	545	295
Principal payments received on securities available for sale	4,261	1,228
Purchases of securities available for sale	(150,607)	(62,894)
Net decrease in portfolio loans (loans originated, net of principal payments)	34,293	63,644
Proceeds from the collection of vehicle service contract counterparty receivables	210	544
Proceeds from the sale of other real estate and repossessed assets	5,298	4,519
Capital expenditures	(2,827)	(757)
Net Cash from (used in) Investing Activities	(99,621)	18,978
Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	98,187	(28,871)
Net increase (decrease) in other borrowings	6	(6)
Proceeds from Federal Home Loan Bank advances	12,000	4,000
Payments of Federal Home Loan Bank advances	(12,354)	(29,011)
Net increase in vehicle service contract counterparty payables	180	1,929
Proceeds from issuance of common stock	-	846
Net Cash from (used in) Financing Activities	98,019	(51,113)
Net Increase in Cash and Cash Equivalents	11,741	2,616
Cash and Cash Equivalents at Beginning of Period	341,108	385,374
Cash and Cash Equivalents at End of Period	$352,849	$387,990
Cash paid during the period for
Interest	$3,034	$5,806
Income taxes	131	20
Transfers to other real estate and repossessed assets	3,161	4,025
Transfer of payment plan receivables to vehicle service contract counterparty receivables	368	6,312
Purchase of securities available for sale not yet settled	10,817	-

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended
	March 31
	2012	2011
	(unaudited)
	(In thousands)
Balance at beginning of period	$102,627	$119,085
Net income (loss)	3,504	(7,401)
Issuance of common stock	-	846
Share based compensation	45	153
Net change in accumulated other comprehensive loss, net of related tax effect	(1,144)	255
Balance at end of period	$105,032	$112,938

See notes to interim condensed consolidated financial statements (unaudited)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2012 and December 31, 2011, and the results of operations for the three-month periods ended March 31, 2012 and 2011.  The results of operations for the three-month periods ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2011 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amended guidance that will result in common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Under the amended guidance, entities are required to expand disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. They are also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the Consolidated Statement of Financial Condition but for which the fair value is required to be disclosed (e.g. portfolio loans). This amended guidance became effective for us at January 1, 2012.  The effect of adopting this standard did not have a material impact on our consolidated operating results or financial condition, but the additional disclosures are included in notes #12 and #13.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In June 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. This ASU amended guidance on the presentation requirements for comprehensive income. The amended guidance requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income on the face of the financial statements, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amended guidance became effective for us at January 1, 2012 and was applied retrospectively.  The effect of adopting this standard did not have a material impact on our consolidated operating results or financial condition, but we have included separate Condensed Consolidated Statements of Comprehensive Income (Loss) immediately following our Condensed Consolidated Statements of Operations in our Condensed Consolidated Financial Statements.

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2012
U.S. agency	$97,511	$32	$1,479	$96,064
U.S. agency residential mortgage-backed	161,735	640	221	162,154
Private label residential mortgage-backed	10,528	-	2,497	8,031
Obligations of states and political subdivisions	34,152	464	202	34,414
Trust preferred	4,734	-	1,739	2,995
Total	$308,660	$1,136	$6,138	$303,658

December 31, 2011
U.S. agency	$24,980	$58	$21	$25,017
U.S. agency residential mortgage-backed	93,415	1,007	216	94,206
Private label residential mortgage-backed	11,066	-	2,798	8,268
Obligations of states and political subdivisions	26,865	510	58	27,317
Trust preferred	4,697	-	2,061	2,636
Total	$161,023	$1,575	$5,154	$157,444

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

March 31, 2012
U.S. agency	$78,629	$1,479	$-	$-	$78,629	$1,479
U.S. agency residential mortgage-backed	72,387	221	-	-	72,387	221
Private label residential mortgage-backed	-	-	8,028	2,497	8,028	2,497
Obligations of states and political subdivisions	7,971	202	-	-	7,971	202
Trust preferred	-	-	2,995	1,739	2,995	1,739
Total	$158,987	$1,902	$11,023	$4,236	$170,010	$6,138

December 31, 2011
U.S. agency	$9,974	$21	$-	$-	$9,974	$21
U.S. agency residential mortgage-backed	42,500	216	-	-	42,500	216
Private label residential mortgage-backed	163	90	8,102	2,708	8,265	2,798
Obligations of states and political subdivisions	-	-	1,729	58	1,729	58
Trust preferred	591	1,218	2,045	843	2,636	2,061
Total	$53,228	$1,545	$11,876	$3,609	$65,104	$5,154

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

U.S. Agency and U.S. Agency residential mortgage-backed securities — at March 31, 2012 we had 11 U.S. Agency and 19 U.S. Agency residential mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates during the first quarter of 2012 and widening discount margins. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at March 31, 2012 we had eight securities whose fair value is less than amortized cost.  Two of the issues are rated by a major rating agency as investment grade while four are below investment grade and two are split rated.  Six of these bonds have impairment in excess of 10% and all of these holdings have been impaired for more than 12 months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition. The underlying loans within these securities include Jumbo (76%) and Alt A (24%) at March 31, 2012.

	March 31, 2012		December 31, 2011
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$6,074	$(1,846)	$6,454	$(1,937)
Alt-A	1,957	(651)	1,814	(861)

Seven of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 22% to 58% of the collateral pool. Typical exposure levels to California (median exposure is 47%) are consistent with overall market collateral characteristics. Three transactions have modest exposure to Florida, ranging from 5% to 7% and one transaction has modest exposure to Nevada (5%). The underlying collateral pools do not have meaningful exposure to Arizona, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, six transactions have concentrations in loans that pay interest only for a specified period of time and will fully amortize thereafter ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (21%), senior (45%), senior support (24%) and mezzanine (10%). The mezzanine class is from a seasoned transaction (91 months) with a significant level of subordination (8.39%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In addition to the review discussed above, all private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasted cash flow from the underlying loans in each transaction and then applied these cash flows to the bonds in the securitization. The cash flows from the underlying loans considered contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis used dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions were based on recently observed prepayment rates. More weight was given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 10% to 18% CPR which is at the lower end of historically observed speeds for seasoned ARM collateral. For fixed rate collateral (one transaction), the prepayment speeds are projected to rise modestly.

Default assumptions are largely based on the volume of existing real-estate owned, pending foreclosures and severe delinquencies. Other considerations include the quality of loan underwriting, recent default experience, realized loss performance and the volume of less severe delinquencies. Default levels generally are projected to remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline, generally beginning in year three. Current loss severity assumptions are based on recent observations when meaningful data is available. Loss severity is expected to remain elevated for the next three years as recent housing data remains weak. Severity is expected to decline beginning in year four as the back log of foreclosure and distressed sales clear the market. Except for three securities discussed in further detail below (all three are currently below investment grade), our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.

At March 31, 2012 three below investment grade private label residential mortgage-backed securities with fair values of $3.6 million, $1.7 million and $0.1 million, respectively and unrealized losses of $1.2 million, $0.3 million and $0.03 million, respectively (amortized cost of $4.8 million, $2.0 million and $0.1 million, respectively) had losses that were considered other than temporary.

The underlying loans in the first transaction are 30 year fixed rate jumbos with an average FICO of 744 and an average loan-to-value ratio of 72%. The loans backing this transaction were originated in 2007 and this is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.560 million of credit related OTTI as of March 31, 2012 and was recognized in our Condensed Consolidated Statements of Operations ($0.085 million and $0.052 million of this amount was recognized in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2012 and 2011, respectively while the balance was recognized in other periods). The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The underlying loans in the second transaction are 30 year hybrid ARM Alt-A with an average FICO of 717 and an average loan-to-value ratio of 78%. The loans backing this transaction were originated in 2005.  The bond is a super senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.457 million of credit related OTTI as of March 31, 2012 and was recognized in our Condensed Consolidated Statements of Operations ($0.032 million and zero of this amount was recognized in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2012 and 2011, respectively while the balance was recognized in other periods).  The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

The underlying loans in the third transaction are 30 year hybrid ARM jumbos with an average FICO of 738 and an average loan-to-value ratio of 57%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated credit related OTTI of $0.380 million as of March 31, 2012 and was recognized in our Condensed Consolidated Statements of Operations ($0.060 million and $0.090 million of this amount was recognized in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2012 and 2011, respectively while the balance was recognized in other periods). The remaining unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2012 we had 11 municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates and widening of market spreads.  Eight of the impaired securities are rated by a major rating agency as investment grade.  The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at March 31, 2012 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves.

One of the four securities is rated by two major rating agencies as investment grade, while one is split rated (this security is rated as investment grade by one major rating agency and below investment grade by another) and the other two are non-rated. The non-rated issues are relatively small banks and were never rated. The issuers of these non-rated trust preferred securities, which had a total amortized cost of $2.8 million and total fair value of $1.5 million as of March 31, 2012, continue to have satisfactory credit metrics and one continues to make interest payments.  The other non-rated issue began deferring dividend payments in the third quarter of 2011 apparently due to an increase in non-performing assets.  Nevertheless, this issuer continues to have satisfactory capital measures and interim profitability.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table breaks out our trust preferred securities in further detail as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues	$1,447	$(444)	$1,405	$(484)
Unrated issues - no OTTI	1,548	(1,295)	1,231	(1,577)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

During the three month periods ended March 31, 2012 and 2011 we recorded in earnings OTTI charges on securities available for sale of $0.177 million and $0.142 million, respectively (see discussion above).

A roll forward of credit losses recognized in earnings on securities available for sale for the three month periods ending March 31, follows:

	2012	2011
	(In thousands)
Balance at beginning of year	$1,470	$710
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was
previously recognized	177	142
Total	$1,647	$852

The amortized cost and fair value of securities available for sale at March 31, 2012, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$1,360	$1,374
Maturing after one year but within five years	6,722	6,934
Maturing after five years but within ten years	25,349	25,470
Maturing after ten years	102,966	99,695
	136,397	133,473
U.S. agency residential mortgage-backed	161,735	162,154
Private label residential mortgage-backed	10,528	8,031
Total	$308,660	$303,658

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2012	$9,206	$692	$-
2011	12,399	185	45

(1)	Losses in 2012 and 2011 exclude $0.177 million and $0.142 million, respectively of credit related OTTI recognized in earnings.

During 2012 and 2011 our trading securities consisted of various preferred stocks. During the first three months of 2012 and 2011 we recognized gains (losses) on trading securities of  $(0.008) million and $0.073 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts, relate to gains (losses)  recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2012
Balance at beginning of period	$18,183	$22,885	$6,146	$197	$11,473	$58,884
Additions (deductions)
Provision for loan losses	1,496	4,235	289	30	(919)	5,131
Recoveries credited to allowance	1,006	548	326	-	-	1,880
Loans charged against the allowance	(4,244)	(4,397)	(1,227)	(21)	-	(9,889)
Balance at end of period	$16,441	$23,271	$5,534	$206	$10,554	$56,006

2011
Balance at beginning of period	$23,836	$22,642	$6,769	$389	$14,279	$67,915
Additions (deductions)
Provision for loan losses	4,710	5,369	1,235	8	(620)	10,702
Recoveries credited to allowance	219	355	359	2	-	935
Loans charged against the allowance	(7,486)	(4,595)	(1,644)	(66)	-	(13,791)
Balance at end of period	$21,279	$23,771	$6,719	$333	$13,659	$65,761

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$9,285	$11,002	$1,736	$-	$-	$22,023
Collectively evaluated for impairment	7,156	12,269	3,798	206	10,554	33,983
Total ending allowance balance	$16,441	$23,271	$5,534	$206	$10,554	$56,006

Loans
Individually evaluated for impairment	$58,760	$91,894	$7,737	$-		$158,391
Collectively evaluated for impairment	592,760	481,970	203,466	103,544		1,381,740
Total loans recorded investment	651,520	573,864	211,203	103,544		1,540,131
Accrued interest included in recorded investment	1,968	2,613	843	-		5,424
Total loans	$649,552	$571,251	$210,360	$103,544		$1,534,707

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$10,252	$10,285	$1,762	$-	$-	$22,299
Collectively evaluated for impairment	7,931	12,600	4,384	197	11,473	36,585
Total ending allowance balance	$18,183	$22,885	$6,146	$197	$11,473	$58,884

Loans
Individually evaluated for impairment	$58,674	$93,702	$7,554	$-		$159,930
Collectively evaluated for impairment	594,665	499,919	212,907	115,018		1,422,509
Total loans recorded investment	653,339	593,621	220,461	115,018		1,582,439
Accrued interest included in recorded investment	2,184	2,745	902	-		5,831
Total loans	$651,155	$590,876	$219,559	$115,018		$1,576,608

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
March 31, 2012
Commercial
Income producing - real estate	$-	$11,000	$11,000
Land, land development and construction - real estate	-	5,578	5,578
Commercial and industrial	261	7,759	8,020
Mortgage
1-4 family	-	14,321	14,321
Resort lending	-	7,828	7,828
Home equity line of credit - 1st lien	-	665	665
Home equity line of credit - 2nd lien	-	730	730
Installment
Home equity installment - 1st lien	-	1,226	1,226
Home equity installment - 2nd lien	-	935	935
Loans not secured by real estate	-	951	951
Other	-	1	1
Payment plan receivables
Full refund	-	225	225
Partial refund	-	244	244
Other	-	12	12
Total recorded investment	$261	$51,475	$51,736
Accrued interest included in recorded investment	$3	$-	$3
December 31, 2011
Commercial
Income producing - real estate	$490	$13,788	$14,278
Land, land development and
construction - real estate	43	6,990	7,033
Commercial and industrial	-	7,984	7,984
Mortgage
1-4 family	54	15,929	15,983
Resort lending	-	8,819	8,819
Home equity line of credit - 1st lien	-	523	523
Home equity line of credit - 2nd lien	-	889	889
Installment
Home equity installment - 1st lien	-	1,542	1,542
Home equity installment - 2nd lien	-	1,023	1,023
Loans not secured by real estate	-	880	880
Other	-	4	4
Payment plan receivables
Full refund	-	491	491
Partial refund	-	424	424
Other	-	23	23
Total recorded investment	$587	$59,309	$59,896
Accrued interest included in recorded investment	$13	$-	$13

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2012
Commercial
Income producing - real estate	$1,098	$2,681	$4,170	$7,949	$269,429	$277,378
Land, land development and construction - real estate	864	265	1,713	2,842	46,969	49,811
Commercial and industrial	3,756	1,819	4,094	9,669	314,662	324,331
Mortgage
1-4 family	2,674	1,609	14,321	18,604	287,737	306,341
Resort lending	1,337	1,157	7,828	10,322	177,770	188,092
Home equity line of credit - 1st lien	120	6	665	791	24,264	25,055
Home equity line of credit - 2nd lien	359	248	730	1,337	53,039	54,376
Installment
Home equity installment - 1st lien	385	92	1,226	1,703	40,101	41,804
Home equity installment - 2nd lien	536	172	935	1,643	49,544	51,187
Loans not secured by real estate	1,084	296	951	2,331	112,852	115,183
Other	13	2	1	16	3,013	3,029
Payment plan receivables
Full refund	2,222	540	225	2,987	90,921	93,908
Partial refund	238	80	244	562	8,456	9,018
Other	15	3	12	30	588	618
Total recorded investment	$14,701	$8,970	$37,115	$60,786	$1,479,345	$1,540,131
Accrued interest included in recorded investment	$127	$118	$3	$248	$5,176	$5,424

December 31, 2011
Commercial
Income producing - real estate	$1,701	$937	$6,408	$9,046	$264,620	$273,666
Land, land development and construction - real estate	487	66	2,720	3,273	51,453	54,726
Commercial and industrial	1,861	1,132	3,516	6,509	318,438	324,947
Mortgage
1-4 family	3,507	1,418	15,983	20,908	294,771	315,679
Resort lending	2,129	932	8,819	11,880	184,943	196,823
Home equity line of credit - 1st lien	96	196	523	815	24,705	25,520
Home equity line of credit - 2nd lien	506	159	889	1,554	54,045	55,599
Installment
Home equity installment - 1st lien	757	264	1,542	2,563	41,239	43,802
Home equity installment - 2nd lien	676	365	1,023	2,064	51,224	53,288
Loans not secured by real estate	1,173	463	880	2,516	117,661	120,177
Other	36	10	4	50	3,144	3,194
Payment plan receivables
Full refund	2,943	951	491	4,385	99,284	103,669
Partial refund	380	200	424	1,004	9,918	10,922
Other	23	24	23	70	357	427
Total recorded investment	$16,275	$7,117	$43,245	$66,637	$1,515,802	$1,582,439
Accrued interest included in recorded investment	$160	$105	$13	$278	$5,553	$5,831

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	March 31,	December 31,
	2012	2011
Impaired loans with no allocated allowance
TDR	$29,416	$26,945
Non - TDR	400	423
Impaired loans with an allocated allowance
TDR - allowance based on collateral	18,297	20,142
TDR - allowance based on present value cash flow	98,485	98,130
Non - TDR - allowance based on collateral	11,281	13,773
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$157,879	$159,413

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$5,911	$6,004
TDR - allowance based on present value cash flow	12,574	12,048
Non - TDR - allowance based on collateral	3,538	4,247
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$22,023	$22,299

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	March 31, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$2,573	$3,929	$-	$4,626	$6,386	$-
Land, land development & construction-real estate	2,960	3,039	-	219	243	-
Commercial and industrial	4,460	4,734	-	3,593	3,677	-
Mortgage
1-4 family	7,578	10,269	-	6,975	9,242	-
Resort lending	6,354	6,736	-	7,156	7,680	-
Home equity line of credit - 1st lien	-	-	-	-	-	-
Home equity line of credit - 2nd lien	46	119	-	134	211	-
Installment
Home equity installment - 1st lien	1,554	1,603	-	2,100	2,196	-
Home equity installment - 2nd lien	1,735	1,792	-	1,987	1,987	-
Loans not secured by real estate	417	427	-	637	688	-
Other	23	23	-	24	24	-
	27,700	32,671	-	27,451	32,334	-
With an allowance recorded:
Commercial
Income producing - real estate	21,664	27,653	3,235	22,781	29,400	3,642
Land, land development & construction-real estate	10,787	12,974	2,775	12,362	14,055	3,633
Commercial and industrial	16,316	19,327	3,275	15,093	18,357	2,977
Mortgage
1-4 family	59,315	60,986	7,384	61,214	63,464	7,716
Resort lending	18,437	18,937	3,501	18,159	19,351	2,534
Home equity line of credit - 1st lien	70	87	34	64	73	35
Home equity line of credit - 2nd lien	94	92	83	-	-	-
Consumer
Home equity installment - 1st lien	2,020	2,125	649	1,232	1,293	660
Home equity installment - 2nd lien	1,786	1,796	1,051	1,421	1,458	1,062
Loans not secured by real estate	202	250	36	153	156	40
Other	-	-	-	-	-	-
	130,691	144,227	22,023	132,479	147,607	22,299
Total
Commercial
Income producing - real estate	24,237	31,582	3,235	27,407	35,786	3,642
Land, land development & construction-real estate	13,747	16,013	2,775	12,581	14,298	3,633
Commercial and industrial	20,776	24,061	3,275	18,686	22,034	2,977
Mortgage
1-4 family	66,893	71,255	7,384	68,189	72,706	7,716
Resort lending	24,791	25,673	3,501	25,315	27,031	2,534
Home equity line of credit - 1st lien	70	87	34	64	73	35
Home equity line of credit - 2nd lien	140	211	83	134	211	-
Consumer
Home equity installment - 1st lien	3,574	3,728	649	3,332	3,489	660
Home equity installment - 2nd lien	3,521	3,588	1,051	3,408	3,445	1,062
Loans not secured by real estate	619	677	36	790	844	40
Other	23	23	-	24	24	-
Total	$158,391	$176,898	$22,023	$159,930	$179,941	$22,299

Accrued interest included in recorded investment	$512			$517

(1)	There were no impaired payment plan receivables at March 31, 2012 or December 31, 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

 Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows:

	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$3,600	$17	$3,399	$18
Land, land development & construction-real estate	1,590	-	1,236	13
Commercial and industrial	4,027	2	3,678	-
Mortgage			-
1-4 family	7,277	74	8,886	112
Resort lending	6,755	66	6,923	98
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	90	1	106	1
Installment			-
Home equity installment - 1st lien	1,827	20	1,786	20
Home equity installment - 2nd lien	1,861	21	1,909	21
Loans not secured by real estate	527	6	440	6
Other	24	1	-	-
	27,578	208	28,363	289
With an allowance recorded:
Commercial
Income producing - real estate	22,223	147	15,851	89
Land, land development & construction-real estate	11,575	53	11,035	32
Commercial and industrial	15,705	114	10,761	49
Mortgage
1-4 family	60,265	650	64,486	683
Resort lending	18,298	178	26,775	244
Home equity line of credit - 1st lien	67	1	-	-
Home equity line of credit - 2nd lien	47	-	13	-
Consumer
Home equity installment - 1st lien	1,626	21	1,485	14
Home equity installment - 2nd lien	1,604	19	1,534	16
Loans not secured by real estate	178	2	213	1
Other	-	-	-	-
	131,588	1,185	132,153	1,128
Total
Commercial
Income producing - real estate	25,823	164	19,250	107
Land, land development & construction-real estate	13,165	53	12,271	45
Commercial and industrial	19,732	116	14,439	49
Mortgage
1-4 family	67,542	724	73,372	795
Resort lending	25,053	244	33,698	342
Home equity line of credit - 1st lien	67	1	-	-
Home equity line of credit - 2nd lien	137	1	119	1
Consumer
Home equity installment - 1st lien	3,453	41	3,271	34
Home equity installment - 2nd lien	3,465	40	3,443	37
Loans not secured by real estate	705	8	653	7
Other	24	1	-	-
Total	$159,166	$1,393	$160,516	$1,417

 (1) There were no impaired payment plan receivables during the three month periods ending March 31, 2012 and 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $159.2 million and $160.5 million for the three-month periods ended March 31, 2012 and 2011, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the first three months of 2012 and 2011 was approximately $1.4 million and $1.4 million, respectively.

Troubled debt restructurings follow:

	March 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$34,301	$86,724		$121,025
Non-performing TDR's(1)	12,655	12,518	(2)	25,173
Total	$46,956	$99,242		$146,198

	December 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$29,799	$86,770		$116,569
Non-performing TDR's(1)	14,567	14,081	(2)	28,648
Total	$44,366	$100,851		$145,217

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

The Company has allocated $18.5 million and $18.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively.

During the three months ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan have generally been for periods ranging from 9 months to 60 months but have extended to as much as 480 months in certain circumstances. Modifications involving an extension of the maturity date have generally been for periods ranging from 1 month to 60 months but have extended to as much as 472 months in certain circumstances.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month period ended March 31, 2012 follows:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
Commercial
Income producing - real estate	2	$223	$217
Land, land development & construction-real estate	2	2,838	2,836
Commercial and industrial	14	3,910	3,894
Mortgage
1-4 family	15	1,298	1,267
Resort lending	7	2,175	2,155
Home equity line of credit - 1st lien	1	15	6
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	4	308	311
Home equity installment - 2nd lien	7	194	194
Loans not secured by real estate	1	25	25
Other	-	-	-
Total	53	$10,986	$10,905

The troubled debt restructurings described above increased the allowance for loan losses by $0.3 million and resulted in zero charge offs during the three months ending March 31, 2012.

Loans that have been classified as troubled debt restructured during the past twelve months and that have subsequently defaulted during the three-month period ended March 31, 2012 follows:

	Number of	Recorded
	Contracts	Balance
	(Dollars in thousands)
Commercial
Income producing - real estate	4	$597
Land, land development & construction-real estate	3	2,303
Commercial and industrial	8	790
Mortgage
1-4 family	-	-
Resort lending	1	117
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Consumer
Home equity installment - 1st lien	1	26
Home equity installment - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	17	$3,833

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $0.2 million as a result of charge offs of $0.4 million during the three months ending March 31, 2012.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the three months ending March 31, 2012 that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, we perform an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.

Credit Quality Indicators – As part of our on on-going monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) weighted-average risk grade of commercial loans, (b) the level of classified commercial loans (c) credit scores of mortgage and installment loan borrowers (d) investment grade of certain counterparties for payment plan receivables and (e) delinquency history and non-performing loans.

For commercial loans we use a loan rating system that is similar to those employed by state and federal banking regulators. Loans are graded on a scale of 1 to 12. A description of the general characteristics of the ratings follows:

Rating 1 through 6: These loans are generally referred to as our “non-watch” commercial credits that include very high or exceptional credit fundamentals through acceptable credit fundamentals.

Rating 7 and 8: These loans are generally referred to as our “watch” commercial credits. This rating includes loans to borrowers that exhibit potential credit weakness or downward trends. If not checked or cured these trends could weaken our asset or credit position. While potentially weak, no loss of principle or interest is envisioned with these ratings.

Rating 9: These loans are generally referred to as our “substandard accruing” commercial credits. This rating includes loans to borrowers that exhibit a well-defined weakness where payment default is probable and loss is possible if deficiencies are not corrected. Generally, loans with this rating are considered collectible as to both principle and interest primarily due to collateral coverage.

Rating 10 and 11: These loans are generally referred to as our “substandard - non-accrual” and “doubtful” commercial credits. This rating includes loans to borrowers with weaknesses that make collection of debt in full, on the basis of current facts, conditions and values at best questionable and at worst improbable. All of these loans are placed in non-accrual.

Rating 12: These loans are generally referred to as our “loss” commercial credits. This rating includes loans to borrowers that are deemed incapable of repayment and are charged-off.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
March 31, 2012
Income producing - real estate	$214,741	$44,688	$6,949	$11,000	$277,378
Land, land development and construction - real estate	33,251	8,598	2,384	5,578	49,811
Commercial and industrial	273,789	26,491	16,292	7,759	324,331
Total	$521,781	$79,777	$25,625	$24,337	$651,520
Accrued interest included in total	$1,603	$252	$113	$-	$1,968

December 31, 2011
Income producing - real estate	$201,655	$52,438	$5,785	$13,788	$273,666
Land, land development and construction - real estate	33,515	9,421	4,800	6,990	54,726
Commercial and industrial	275,245	27,783	13,935	7,984	324,947
Total	$510,415	$89,642	$24,520	$28,762	$653,339
Accrued interest included in total	$1,677	$381	$126	$-	$2,184

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For each of our mortgage and consumer segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
March 31, 2012
800 and above	$25,306	$17,068	$3,906	$6,128	$52,408
750-799	60,446	73,842	7,987	16,586	158,861
700-749	53,452	50,970	4,262	11,907	120,591
650-699	52,818	21,000	2,874	7,810	84,502
600-649	40,444	11,082	2,322	4,893	58,741
550-599	28,782	9,793	1,548	3,468	43,591
500-549	27,355	3,199	1,541	2,635	34,730
Under 500	11,338	559	537	837	13,271
Unknown	6,400	579	78	112	7,169
Total	$306,341	$188,092	$25,055	$54,376	$573,864
Accrued interest included in total	$1,332	$892	$115	$274	$2,613

December 31, 2011
800 and above	$26,509	$17,345	$4,062	$6,317	$54,233
750-799	63,746	76,381	8,058	16,892	165,077
700-749	55,047	53,210	4,280	12,131	124,668
650-699	54,579	21,579	2,854	7,909	86,921
600-649	40,977	12,750	2,485	5,066	61,278
550-599	29,732	10,698	1,547	3,466	45,443
500-549	28,573	3,716	1,615	2,758	36,662
Under 500	12,434	565	539	886	14,424
Unknown	4,082	579	80	174	4,915
Total	$315,679	$196,823	$25,520	$55,599	$593,621
Accrued interest included in total	$1,404	$928	$123	$290	$2,745

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
March 31, 2012
800 and above	$5,076	$4,830	$17,349	$75	$27,330
750-799	11,035	15,807	40,902	550	68,294
700-749	6,774	10,227	22,632	850	40,483
650-699	6,924	8,335	14,799	629	30,687
600-649	4,788	5,165	7,088	412	17,453
550-599	3,259	3,103	4,106	248	10,716
500-549	2,835	2,987	2,757	162	8,741
Under 500	1,042	711	1,092	45	2,890
Unknown	71	22	4,458	58	4,609
Total	$41,804	$51,187	$115,183	$3,029	$211,203
Accrued interest included in total	$164	$193	$459	$27	$843

December 31, 2011
800 and above	$5,466	$5,047	$18,245	$70	$28,828
750-799	11,651	16,475	41,501	572	70,199
700-749	6,899	10,693	23,174	883	41,649
650-699	7,144	8,407	15,646	673	31,870
600-649	4,943	5,412	7,599	434	18,388
550-599	3,435	3,221	4,573	270	11,499
500-549	3,021	3,145	3,011	183	9,360
Under 500	1,160	854	1,391	50	3,455
Unknown	83	34	5,037	59	5,213
Total	$43,802	$53,288	$120,177	$3,194	$220,461
Accrued interest included in total	$176	$208	$489	$29	$902

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See note #14 for more information about Mepco’s business. As of March 31, 2012, approximately 90.7% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 8.7% of Mepco’s outstanding payment plan receivables as of March 31, 2012, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
March 31, 2012
AM Best rating
A+	$-	$106	$5	$111
A	31,488	154	252	31,894
A-	22,704	8,758	-	31,462
B+	761	-	-	761
B	-	-	-	-
Not rated	38,955	-	361	39,316
Total	$93,908	$9,018	$618	$103,544

December 31, 2011
AM Best rating
A+	$-	$118	$7	$125
A	32,461	165	269	32,895
A-	27,056	10,639	-	37,695
B+	1,390	-	-	1,390
B	-	-	-	-
Not rated	42,762	-	151	42,913
Total	$103,669	$10,922	$427	$115,018

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, please see note #14 below regarding certain risks and difficulties associated with collecting these refunds.

5.	Segments

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month periods ended March 31 follows:

As of or for the three months ended March 31,
	IB	Mepco(1)	Other(2)	Elimination	(3)Total
			(In thousands)
2012
Total assets	$2,257,369	$159,231	$160,126	$(157,448)	$2,419,278
Interest income	21,845	3,851	-	-	25,696
Net interest income	19,939	2,882	(721)	-	22,100
Provision for loan losses	5,103	28	-	-	5,131
Income (loss) before income tax	3,013	1,556	(1,041)	(24)	3,504
Net income (loss)	3,542	1,027	(1,041)	(24)	3,504
2011
Total assets	$2,238,475	$238,518	$169,934	$(170,723)	$2,476,204
Interest income	24,580	6,138	-	-	30,718
Net interest income	20,531	4,587	(668)	-	24,450
Provision for loan losses	10,699	3	-	-	10,702
Loss before income tax	(6,236)	(590)	(559)	(24)	(7,409)
Net loss	(6,443)	(375)	(559)	(24)	(7,401)

(1)
Total assets include gross payment plan receivables of $0.02 million at March 31, 2011 from customers domiciled in Canada.  There were no such amounts at March 31, 2012.  The amount at March 31, 2011 represents less than 1% of total payment plan receivables outstanding.

(2)	Includes amounts relating to our parent company and certain insignificant operations.
(3)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	Earnings Per Common Share

A reconciliation of basic and diluted loss per share for the three-month periods ended March 31 follows:
	Three months ended
	March 31,
	2012	2011
	(in thousands,
	except per share amounts)
Net income (loss) applicable to common stock	$2,448	$(8,409)
Convertible preferred stock dividends	1,056	-
Net income (loss) applicable to common stock for calculation of diluted earnings per share(1)	$3,504	$(8,409)

Weighted average shares outstanding	8,534	7,933
Effect of convertible preferred stock	38,618	24,547
Restricted stock units	140	68
Stock units for deferred compensation plan for non-employee directors	26	7
Weighted average shares outstanding for calculation of diluted income (loss) per share	47,318	32,555
Net income (loss) per common share
Basic(2)	$0.29	$(1.06)
Diluted(1)	0.07	(1.06)

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
(2) Basic income (loss) per share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted loss per share because they were anti-dilutive totaled 0.2 million and 0.1 million for the three-month periods ended March 31, 2012 and 2011, respectively. The warrant to purchase 346,154 shares of our common stock was not considered in computing the diluted loss per share in both periods in 2012 and 2011 as it was anti-dilutive.

7.	Derivative Financial Instruments

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:
	March 31, 2012
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
Cash Flow Hedges - Pay fixed interest-rate swap agreements	$20,000	1.5	$(969)

No hedge designation
Mandatory commitments to sell mortgage loans	$107,206	0.1	$8
Rate-lock mortgage loan commitments	70,528	0.1	1,700
Amended Warrant	2,504	6.7	(328)
Total	$180,238	0.2	$1,380

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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.4 million, of unrealized losses on Cash Flow Hedges at March 31, 2012 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized as interest expense.  The maximum term of any Cash Flow Hedge at March 31, 2012 is 2.8 years.

Certain financial derivative instruments have not been designated as hedges. The fair value of these derivative financial instruments has been recorded on our Condensed Consolidated Statements of Financial Condition and are adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate Lock Commitments”).  These commitments expose us to interest rate risk.  We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate Lock Commitments.  Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of net gains on mortgage loans.  We obtain market prices on Mandatory Commitments and Rate Lock Commitments.  Net gains on mortgage loans, as well as net income (loss) may be more volatile as a result of these derivative instruments, which are not designated as hedges.

During 2010, we entered into an amended and restated warrant with the U.S. Department of the Treasury (“UST”) that would allow them to purchase our common stock at a fixed price (see note #15). Because of certain anti-dilution features included in the Amended Warrant (as defined in note #15), it is not considered to be indexed to our common stock and is therefore accounted for as a derivative instrument and recorded as a liability. Any change in value of the Amended Warrant is recorded in other income in our Condensed Consolidated Statements of Operations.

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2012		2011		2012		2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)

Derivatives designated as hedging instruments

Pay-fixed interest rate swap agreements					Other liabilities	$969	Other liabilities	$1,103
Total						969		1,103

Derivatives not designated as hedging instruments
Rate-lock mortgage
loan commitments	Other assets	$1,700	Other assets	$857
Mandatory commitments to sell mortgage loans	Other assets	8		-		-	Other assets	606
Amended Warrant		-		-	Other assets	328	Other assets	174
Total		1,708		857		328		780
Total derivatives		$1,708		$857		$1,297		$1,883

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
Location of
Gain (Loss)
Reclassified
from
Gain (Loss)	Accumulated	Gain (Loss)
Recognized in	Other	Reclassified from
Other	Comprehensive	Accumulated Other
Comprehensive	Income into	Comprehensive	Location of	Gain (Loss)
Income (Loss)	Income	Loss into Income	Gain (Loss)	Recognized
(Effective Portion)	(Effective	(Effective Portion)	Recognized	in Income
2012	2011	Portion)	2012	2011	in Income (1)	2012	2011
(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(51)	$(23)	Interest expense	$(330)	$(416)	$-	$-
Interest-rate cap agreements	-	-	Interest expense	-	(8)	-	-
Total	$(51)	$(23)	$(330)	$(424)	$-	$-
No hedge designation
Rate-lock mortgage loan commitments	Net mortgage loan gains	$843	$31
Mandatory commitments to sell mortgage loans	Net mortgage loan gains	614	(1,492)
Amended warrant	(Increase) decrease in fair value of U.S. Treasury warrant	(154)	354
Total	$1,303	$(1,107)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

Other intangible assets, net of amortization, were comprised of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)

Amortized other intangible assets - core deposits	$31,326	$23,989	$31,326	$23,717

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2017 and thereafter in the following table.

(In thousands)

Nine months ended December 31, 2012	$816
Year ending December 31:
2013	1,078
2014	801
2015	613
2016	613
2017 and thereafter	3,416
Total	$7,337

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of March 31, 2012.  The non-employee director stock purchase plan permits the grant of additional share based payments for up to 0.4 million shares of common stock as of March 31, 2012.  Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period.  Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the first quarter of 2012 our president’s annual salary was increased by $0.03 million, effective January 1, 2012.  One half of this increase is currently being paid in the form of common stock (also referred to as “salary stock”).  During the first quarter of 2011, pursuant to a management transition plan, our chief executive officer’s annual salary was increased by $0.2 million effective January 1, 2011.  This increase is currently being paid entirely in the form of salary stock.  These shares are issued each pay period and vest immediately.

During the first quarter of 2011, we issued 0.14 million restricted stock units to five of our executive officers.  These restricted stock units do not vest for a minimum of two years and until we repay in full our obligations related to the Troubled Asset Relief Program (“TARP”).

Beginning in the second quarter of 2011 our directors elected to receive their quarterly cash retainer fees in the form of common stock currently (or on a deferred basis pursuant to a deferred compensation and stock purchase plan).  Shares equal in value to each director’s quarterly cash retainer are issued each quarter and vest immediately.  We have issued 0.08 million shares to directors during 2012 and expensed their value during that same period. No such shares were issued during the first quarter of 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense (recovery) recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $(0.1) million during the three month period ended March 31, 2012, and was $0.2 million during the same period in 2011.  The recovery during the three month period ended March 31, 2012 related to a decrease in estimate of the actual amount of restricted stock grants that would actually vest.  The corresponding tax benefit relating to these amounts were zero for both the three months ended March 31, 2012 and 2011.  Total expense recognized for non-employee director share based payments was $0.1 million and zero during the three month periods ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $0.8 million.  The weighted-average period over which this amount will be recognized is 2.6 years.

A summary of outstanding stock option grants and transactions follows:

	Three-months ended March 31, 2012
			Weighted- Average Remaining	Aggregated
	Number of Shares	Average Exercise Price	Contractual Term (years)	Intrinsic Value (in thousands)

Outstanding at January 1, 2012	180,862	$7.98
Granted	-	-
Exercised	-	-
Exchanged	-	-
Forfeited	(7,700)	1.92
Expired	(165)	7.00
Outstanding at March 31, 2012	172,997	$8.25	8.27	$37
Vested and expected to vest at March 31, 2012	161,244	$8.71	8.19	$33
Exercisable at March 31, 2012	42,096	$27.93	5.21	$0

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of non-vested restricted stock and stock units and transactions follows:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2012	165,045	$17.90
Granted	-	-
Vested	-	-
Forfeited	(522)	93.14
Outstanding at March 31, 2012	164,523	$17.66

There were no stock option exercises during the three month periods ending March 31, 2012 and 2011, respectively.

10.	Income Tax

At both March 31, 2012 and December 31, 2011, we had approximately $2.1 million of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2012.

As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance of $74.5 million and $75.2 million as of March 31, 2012 and December 31, 2011, respectively against all of our net deferred tax assets.  Accordingly, we are not recognizing income tax expense (benefit) related to any income or loss before income tax.  The income tax expense (benefit) was essentially zero for the three month periods ending March 31, 2012 and 2011.

11.	Regulatory Matters

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In December 2009, the Board of Directors of Independent Bank Corporation adopted resolutions (as subsequently amended) that impose the following restrictions:

●
We will not pay dividends on our outstanding common stock or the outstanding preferred stock held by the UST and we will not pay distributions on our outstanding trust preferred securities without, in each case, the prior written approval of the Federal Reserve Board (“FRB”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”);

●	We will not incur or guarantee any additional indebtedness without the prior approval of the FRB;
●	We will not repurchase or redeem any of our common stock without the prior approval of the FRB; and
●	We will not rescind or materially modify any of these limitations without notice to the FRB and the OFIR.

In December 2009, the Board of Directors of Independent Bank adopted resolutions (as subsequently amended) designed to enhance certain aspects of the Bank’s performance and, most importantly, to improve the Bank’s capital position. These resolutions require the following:

●	The adoption by the Bank of a capital restoration plan designed to help the Bank achieve the minimum capital ratios established by the Bank’s Board of Directors as described below;
●
The enhancement of the Bank’s documentation of the rationale for discounts applied to collateral valuations on impaired loans and improved support for the identification, tracking, and reporting of loans classified as TDR’s;

●	The adoption of certain changes and enhancements to our liquidity monitoring and contingency planning and our interest rate risk management practices;
●	Additional reporting to the Bank’s Board of Directors regarding initiatives and plans pursued by management to improve the Bank’s risk management practices;
●	Prior approval of the FRB and the OFIR for any dividends or distributions to be paid by the Bank to Independent Bank Corporation; and
●	Notice to the FRB and the OFIR of any rescission of or material modification to any of these resolutions.

The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s financial condition and operations that we believe most require our focus at this time.

On October 25, 2011, the respective Boards of Directors of the Company and the Bank entered into a Memorandum of Understanding (“MOU”) with the FRB and OFIR. The MOU largely duplicates certain of the provisions in the Board resolutions described above, but also has the following specific requirements:

●	Submission of a joint revised capital plan by November 30, 2011 to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;
●
Submission of quarterly progress reports regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our “watch list”, or were adversely classified in our most recent examination;

●	Enhanced reporting and monitoring at Mepco regarding risk management and the internal classification of assets; and
●	Enhanced interest rate risk modeling practices.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We believe that we are generally in compliance with the provisions of the MOU, however, the implementation and effectiveness of certain of our plans are subject to evaluation by our bank regulators at our next examination and we must still execute on certain strategies outlined in our Joint Revised Capital Plan (the “Capital Plan”).

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2012 and December 31, 2011 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”)  categorization.

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2012
Total capital to risk-weighted assets
Consolidated	$178,198	11.63%	$122,538	8.00%	NA	NA
Independent Bank	180,538	11.81	122,321	8.00	$152,901	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$149,279	9.75%	$61,269	4.00%	NA	NA
Independent Bank	160,955	10.53	61,161	4.00	$91,741	6.00%

Tier 1 capital to average assets
Consolidated	$149,279	6.33%	$94,282	4.00%	NA	NA
Independent Bank	160,955	6.84	94,176	4.00	$117,719	5.00%

December 31, 2011
Total capital to risk-weighted assets
Consolidated	$174,547	11.31%	$123,470	8.00%	NA	NA
Independent Bank	175,868	11.41	123,254	8.00	$154,068	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$144,265	9.35%	$61,735	4.00%	NA	NA
Independent Bank	156,104	10.13	61,627	4.00	$92,441	6.00%

Tier 1 capital to average assets
Consolidated	$144,265	6.25%	$92,338	4.00%	NA	NA
Independent Bank	156,104	6.77	92,268	4.00	$115,335	5.00%

NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(In thousands)
Total shareholders' equity	$105,032	$102,627	$156,267	$152,987
Add (deduct)
Qualifying trust preferred securities	39,366	38,183	-	-
Accumulated other comprehensive loss	13,065	11,921	12,872	11,583
Intangible assets	(7,337)	(7,609)	(7,337)	(7,609)
Disallowed capitalized mortgage loan servicing rights	(847)	(857)	(847)	(857)
Tier 1 capital	149,279	144,265	160,955	156,104
Qualifying trust preferred securities	9,302	10,485	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	19,617	19,797	19,583	19,764
Total risk-based capital	$178,198	$174,547	$180,538	$175,868

In November, 2011, our Board adopted the Capital Plan and submitted such Capital Plan to the FRB and the OFIR. The Capital Plan was updated in February, 2012.  The FRB and OFIR have accepted such Capital Plan, assuming the execution of certain strategies and the attainment of the required Tier 1 Capital to Average Total Assets Ratio of 8%.

The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. As of March 31, 2012, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met one of the minimum capital ratio goals established by our Board.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Set forth below are the actual capital ratios of our Bank as of March 31, 2012, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent		Minimum
	Bank	Minimum	Ratio
	Actual as of	Ratios	Required to
	March 31,	Established	be Well-
	2012	by our Board	Capitalized
Total Capital to Risk-Weighted Assets	11.81%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	6.84	8.00	5.00

If we are unable to achieve both minimum capital ratios set forth in our Capital Plan it may adversely affect our business and financial condition. An inability to improve our capital position could make it difficult for us to withstand continued losses. In addition, we believe that if our financial condition and performance fail to improve, we may not be able to remain well-capitalized under federal regulatory standards. In that case, our primary bank regulators may impose additional regulatory restrictions and requirements on us. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered certificates of deposit without the prior consent of the FDIC, which would likely have an adverse impact on our business and financial condition. If our regulators take more formal enforcement action against us, it would likely increase our expenses and could limit our business operations. There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, because of some projected further decline in total assets (principally loans) and anticipated improved performance in 2012.

12.  Fair Value Disclosures

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

Index

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in other expense in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us.  Once received, an independent third party (for commercial properties over $0.25 million) or a member of  our special assets group (for commercial properties under $0.25 million and retail properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  On an annual basis, we compare the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value.  For commercial properties we typically do not discount an appraisal while for retail properties we generally discount the value by 5%.  In addition, we will adjust the appraised values for expected liquidation costs including sales commissions and transfer taxes.

Capitalized mortgage loan servicing rights:  The fair value of capitalized mortgage loan servicing rights is based on a valuation model used by an independent third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Since the secondary servicing market has not been active since the later part of 2009, model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as nonrecurring Level 3.  At March 31, 2012 these assumptions included a weighted average (“WA”) discount rate of 10.6%, WA cost to service of $64, WA ancillary income of $35 and WA float rate of 1.27%.  Management evaluates the third party valuation for reasonableness each quarter as part of our financial reporting control processes.

Derivatives:  The fair value of interest rate swap agreements, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant is determined by an independent third party using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock.  The simulation analysis relies on a binomial lattice model, a standard technique usually applied to the valuation of stock options. The binomial lattice maps out possible price paths of our common stock, the underlying asset of the Amended Warrant. The simulation is based on a 500-step lattice covering the term of the Amended Warrant. The binomial lattice requires specification of 14 variables, of which several are unobservable in the market including probability of a non-permitted capital raise (1.0% at March 31, 2012 and December 31, 2011), expected discount to stock price in an equity raise (10%), dollar amount of expected capital raise ($100 million) and expected time of equity raise (April, 2013 at March 31, 2012 and December 31, 2011).  As a result of these unobservable inputs, the resulting fair value of the Amended Warrant is classified as Level 3 pricing.  Changes in these variables would have an impact on the fair value of the Amended Warrant.  If the probability of a non-permitted capital raise increased to 2.5%, 5.0% or 10.0%, the value of the Amended Warrant would increase to $0.38 million, $0.42 million and $0.55 million, respectively.

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
	(In thousands)
March 31, 2012:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$69	$69	$-	$-
Securities available for sale
U.S. agency	96,064	-	96,064	-
U.S. agency residential mortgage-backed	162,154	-	162,154	-
Private label residential mortgage-backed	8,031	-	8,031	-
Obligations of states and political subdivisions	34,414	-	34,414	-
Trust preferred	2,995	-	2,995	-
Loans held for sale	40,321	-	40,321	-
Derivatives (1)	1,708	-	1,708	-
Liabilities
Derivatives (2)	1,297	-	969	328

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	11,229	-	-	11,229
Impaired loans (4)
Commercial
Income producing - real estate	7,458	-	-	7,458
Land, land development &construction-real estate	3,255	-	-	3,255
Commercial and industrial	6,089	-	-	6,089
Mortgage
1-4 Family	2,606	-	-	2,606
Resort Lending	721	-	-	721
Other real estate (5)
Commercial
Income producing - real estate	1,035	-	-	1,035
Land, land development &construction-real estate	7,238	-	-	7,238
Commercial and industrial	620	-	-	620
Mortgage
1-4 Family	994	-	-	994
Resort Lending	4,928	-	-	4,928
Installment
Home equity installment - 1st lien	90	-	-	90

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
	(In thousands)
December 31, 2011:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$77	$77	$-	$-
Securities available for sale
U.S. agency	25,017	-	25,017	-
U.S. agency residential mortgage-backed	94,206	-	94,206	-
Private label residential mortgage-backed	8,268	-	8,268	-
Obligations of states and political subdivisions	27,317	-	27,317	-
Trust preferred	2,636	-	2,636	-
Loans held for sale	44,801	-	44,801	-
Derivatives (1)	857	-	857	-
Liabilities
Derivatives (2)	1,883	-	1,709	174

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	11,004	-	-	11,004
Impaired loans (4)
Commercial
Income producing - real estate	8,022	-	-	8,022
Land, land development &construction-real estate	5,702	-	-	5,702
Commercial and industrial	5,613	-	-	5,613
Mortgage
1-4 Family	3,263	-	-	3,263
Resort Lending	1,064	-	-	1,064
Other real estate (5)
Commercial
Income producing - real estate	1,388	-	-	1,388
Land, land development &construction-real estate	7,512	-	-	7,512
Commercial and industrial	497	-	-	497
Mortgage
1-4 Family	2,079	-	-	2,079
Resort Lending	5,297	-	-	5,297
Home equity line of credit - 1st lien	53	-	-	53
Installment
Home equity installment - 1st lien	100	-	-	100

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Three-Month
Periods Ended March 31 for Items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2012			2011
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(In thousands)
Trading securities	$(8)	$-	$(8)	$73	$-	$73
Loans held for sale	-	(421)	(421)	-	585	585

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three month periods ended March 31, 2012 and 2011 relating to assets measured at fair value on a non-recurring basis:
•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $11.2 million which is net of a valuation allowance of $5.8 million at March 31, 2012 and had a carrying amount of $11.0 million which is net of a valuation allowance of $6.5 million at December 31, 2011.  A recovery of $0.7 million and $0.6 million was included in our results of operations for the three month periods ending March 31, 2012 and 2011, respectively.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $29.6 million, with a valuation allowance of $9.4 million at March 31, 2012 and had a carrying amount of $33.9 million, with a valuation allowance of $10.3 million at December 31, 2011.  An additional provision for loan losses relating to impaired loans of $2.3 million and $4.9 million was included in our results of operations for the three month periods ending March 31, 2012 and 2011, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $14.9 million which is net of a valuation allowance of $13.9 million at March 31, 2012 and a carrying amount of $16.9 million which is net of a valuation allowance of $14.7 million at December 31, 2011.  An additional charge relating to ORE measured at fair value of $1.0 million and $1.4 million was included in our results of operations during the three month periods ended March 31, 2012 and 2011, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 follows:

	(Liability)
	Amended Warrant
	2012	2011

Beginning balance	$(174)	$(1,311)
Total gains (losses) realized and unrealized:
Included in results of operations	(154)	354
Included in other comprehensive income	-	-
Purchases, issuances, settlements, maturities and calls	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$(328)	$(957)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(154)	$354

During 2010, we entered into an amended and restated warrant with the UST that would allow them to purchase our common stock at a fixed price (see note #15). Because of certain anti-dilution features included in the Amended Warrant, it is not considered to be indexed to our common stock and is therefore accounted for as a derivative instrument (see note #7). Any change in value of this warrant is recorded in other income in our Condensed Consolidated Statements of Operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2012	$40,321	$982	$39,339
December 31, 2011	44,801	1,403	43,398

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.  Fair Values of Financial Instruments

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

Cash and due from banks and interest bearing deposits:  The recorded book balance of cash and due from banks and interest bearing deposits approximate fair value and are classified as Level 1.

Securities:  Financial instrument assets actively traded in a secondary market have been valued using quoted market prices.  Trading securities are classified as Level 1 while securities available for sale are classified as Level 2 as described in note #12.

Federal Home Loan Bank and Federal Reserve Bank Stock:  It is not practicable to determine the fair value of FHLB and FRB Stock due to restrictions placed on transferability.

Net loans and loans held for sale:  The fair value of loans is calculated by discounting estimated future cash flows using estimated market discount rates that reflect credit and interest-rate risk inherent in the loans resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described in note #12.  Loans held for sale are classified as Level 2 as described in note #12.

Accrued interest receivable and payable:  The recorded book balance of accrued interest receivable and payable approximate fair value and are classified at the same Level as the asset and liability they are associated with.

Derivative financial instruments:  Interest rate swaps have principally been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates and are classified as Level 2 as described in note #12  and the Amended Warrant has been valued based on a simulation analysis which considers potential outcomes for a large number of independent scenarios and is classified as Level 3 as described in note #12.

Deposits:  Deposits without a stated maturity, including demand deposits, savings, NOW and money market accounts, have a fair value equal to the amount payable on demand.  Each of these instruments is classified as Level 1.  Deposits with a stated maturity, such as certificates of deposit have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity resulting in a Level 2 classification.

Other borrowings:  Other borrowings have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity resulting in a Level 2 classification.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Subordinated debentures:  Subordinated debentures have generally been valued based on a quoted market price of the specific or similar instruments resulting in a Level 1 or Level 2 classification.

The estimated recorded book balances and fair values follows:
	March 31, 2012
			Fair Value Measurements Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded	Fair Value	Identical	Observable	observable
	Book	Measure-	Assets	Inputs	Inputs
	Balance	ments	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and due from banks	$53,700	$53,700	$53,700	$-	$-
Interest bearing deposits	299,200	299,200	299,200	-	-
Trading securities	70	70	70	-	-
Securities available for sale	303,700	303,700	-	303,700	-
Federal Home Loan Bank and Federal Reserve Bank Stock	20,800	NA	NA	NA	NA
Net loans and loans held for sale	1,519,000	1,464,700	-	40,300	1,424,400
Accrued interest receivable	6,500	6,500	50	1,000	5,450
Derivative financial instruments	1,700	1,700	-	1,700	-

Liabilities
Deposits with no stated maturity	$1,613,600	$1,613,600	$1,613,600	$-	$-
Deposits with stated maturity	570,700	574,500	-	574,500	-
Other borrowings	33,000	37,100	-	37,100	-
Subordinated debentures	50,200	27,600	5,200	22,400	-
Accrued interest payable	5,700	5,500	2,200	3,300	-
Derivative financial instruments	1,300	1,300	-	1,000	300

	December 31, 2011
	Recorded
	Book	Estimated
	Balance	Fair Value

Assets
Cash and due from banks	$62,800	$62,800
Interest bearing deposits	278,300	278,300
Trading securities	80	80
Securities available for sale	157,400	157,400
Federal Home Loan Bank and Federal Reserve Bank Stock	20,800	NA
Net loans and loans held for sale	1,562,500	1,475,700
Accrued interest receivable	6,200	6,200
Derivative financial instruments	900	900

Liabilities
Deposits with no stated maturity	$1,517,300	$1,517,300
Deposits with stated maturity	568,800	571,600
Other borrowings	33,400	37,900
Subordinated debentures	50,200	16,100
Accrued interest payable	5,100	5,100
Derivative financial instruments	1,900	1,900

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

14. Contingent Liabilities

Our Mepco segment conducts its payment plan business activities across the United States. Mepco acquires the payment plans from companies (which we refer to as Mepco’s “counterparties”) at a discount from the face amount of the payment plan. Each payment plan (which are classified as payment plan receivables in our Condensed Consolidated Statements of Financial Condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco thereafter collects the payments from consumers. In acquiring the payment plan, Mepco generally funds a portion of the cost to the seller of the service contract and a portion of the cost to the administrator of the service contract. The administrator, in turn, pays the necessary contractual liability insurance policy (“CLIP”) premium to the insurer or risk retention group.

Consumers are allowed to voluntarily cancel the service contract at any time and are generally entitled to receive a refund from the administrator of the unearned portion of the service contract at the time of cancellation. As a result, while Mepco does not owe any refund to the consumer, it also does not have any recourse against the consumer for nonpayment of a payment plan and therefore does not evaluate the creditworthiness of the individual consumer. If a consumer stops making payments on a payment plan or exercises the right to voluntarily cancel the service contract, the service contract seller and administrator are each obligated to refund to Mepco the amount necessary to make Mepco whole as a result of its funding of the service contract. In addition, the insurer or risk retention group that issued the CLIP for the service contract often guarantees all or a portion of the refund to Mepco. See note #4 above for a breakdown of Mepco’s payment plan receivables by the level of recourse Mepco has against various counterparties.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At March 31, 2012, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $28.9 million. This compares to a balance of $29.3 million at December 31, 2011. Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral, claims against the bankruptcy estate of a counterparty that previously represented a significant portion of Mepco’s business, and litigation against counterparties.

In some cases, Mepco requires collateral or guaranties by the principals of the counterparties to secure these refund obligations; however, this is generally only the case when no rated insurance company is involved to guarantee the repayment obligation of the seller and administrator counterparties. In most cases, there is no collateral to secure the counterparties’ refund obligations to Mepco, but Mepco has the contractual right to offset unpaid refund obligations against amounts Mepco would otherwise be obligated to fund to the counterparties. In addition, even when other collateral is involved, the refund obligations of these counterparties are not fully secured. Mepco incurs losses when it is unable to fully recover funds owing to it by counterparties upon cancellation of the underlying service contracts. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.

When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  For the three months ended March 31, 2012 and 2011, non-interest expenses include $0.5 million and $2.3 million, respectively, of charges related to estimated losses for vehicle service contract counterparty contingencies. These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

The determination of losses related to vehicle service contract counterparty contingencies requires a significant amount of judgment because a number of factors can influence the amount of loss that we may ultimately incur. These factors include our estimate of future cancellations of vehicle service contracts, our evaluation of collateral that may be available to recover funds due from our counterparties, and the amount collected from counterparties in connection with their contractual obligations. Mepco is currently involved in litigation with certain of its counterparties in an attempt to collect amounts owing from those counterparties for cancelled service contracts.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be significantly different than the levels that we recorded during the first three months of 2012 and 2011.

We believe our assumptions regarding the collection of vehicle service contract counterparty receivables are reasonable, and we based them on our good faith judgments using data currently available. We also believe the current amount of reserves we have established and the vehicle service contract counterparty contingencies expense that we have recorded are appropriate given our estimate of probable incurred losses at the applicable Condensed Consolidated Statement of Financial Condition date. However, because of the uncertainty surrounding the numerous and complex assumptions made, actual losses could exceed the charges we have taken to date.

We are also involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our Condensed Consolidated Financial Statements.  The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit.

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

15.  Shareholders’ Equity

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

On April 16, 2010, we closed the transactions described in the exchange agreement and we issued to the UST (1) 74,426 shares of our Series B Preferred Stock and (2) an Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”) for all of the 72,000 shares of Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued dividends on such Series A Preferred Stock.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Beginning in December of 2009, we suspended payment of quarterly dividends. The cash dividends payable to the UST amount to approximately $4.1 million per year until December of 2013, at which time they would increase to approximately $7.4 million per year. Because we have deferred dividends on the Series B Preferred Stock for at least six quarterly dividend periods, the UST currently has the right to elect two directors to our board. At this time, in lieu of electing such directors, the UST requested us to allow (and we have allowed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011. The UST continues to retain the right to elect two directors as described above.

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

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “conversion rate.” This conversion rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of March 31, 2012, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 11.3 million shares of our common stock.

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

At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $7.6 million (approximately $102 per share of Series B Preferred Stock) and $6.6 million (approximately $89 per share of Series B Preferred Stock) at March 31, 2012 and December 31, 2011, respectively.  These amounts are recorded in Convertible Preferred Stock on the Condensed Consolidated Statements of Financial Condition.

The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date). If the Series B Preferred Stock is redeemed prior to the first dividend payment date falling on or after the second anniversary of the original issue date, the redemption price will be equal to the $1,000 liquidation amount per share plus any accrued and unpaid dividends. If the Series B Preferred Stock is redeemed on or after such date, the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable Conversion Rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Preferred Stock shares originally issued to the UST, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).  In addition to the terms of the Series B Preferred Stock discussed above, the UST updated its Frequently Asked Questions regarding the Capital Purchase Program (“CPP”) as of March 1, 2012 to permit any CPP participant to repay its investment, in part, subject to a minimum repayment of the greater of (i) 5% of the aggregate liquidation amount of the preferred stock issued to the UST or (ii) $100,000.  Under this updated guidance, we could repay a minimum of approximately $3.7 million, subject to the approval of the Board of Governors of the Federal Reserve System, in a partial redemption of the Series B Preferred Stock.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 1.50 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. Through March 31, 2012, 0.78 million shares of our common stock were sold to Dutchess pursuant to the Investment Agreement (0.43 million shares during 2011 and 0.35 million shares during the fourth quarter of 2010) for an aggregate purchase price of $1.8 million. In order to comply with Nasdaq rules, we needed shareholder approval to sell more than approximately 0.7 million more shares to Dutchess pursuant to the Investment Agreement. In April 2011, our shareholders approved a resolution at our Annual Meeting to authorize us to sell up to 2.5 million additional shares under this equity line, so we now have additional flexibility to take advantage of this contingent source of liquidity. Remaining shares approved to sell pursuant to the Investment Agreement totaled 3.2 million shares at March 31, 2012. Based on our closing stock price on March 31, 2012, additional funds available under the Investment Agreement totaled approximately $7.1 million at March 31, 2012.

Index

ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The following section presents additional information that may be necessary to assess our financial condition and results of operations.  This section should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report as well as our 2011 Annual Report on Form 10-K.  The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Introduction. Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a difficult economy in Michigan since 2001, although economic conditions in the state began to show signs of improvement during 2010 and generally these improvements have continued into 2012, albeit at a slower pace, as evidenced, in part, by an overall decline in the unemployment rate. However, Michigan’s unemployment rate has been consistently above the national average.

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

In response to these difficult market conditions and the significant losses that we incurred from 2008 through 2011 that reduced our capital, we have taken steps or initiated actions designed to increase our capital ratios, improve our operations and augment our liquidity as described in more detail below.

At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of our reduction in total assets (principally loans) and our forecasted return to profitability during 2012. Our forecast of a return to profitability during 2012 reflects an expectation for reduced credit costs (in particular the provision for loan losses, net losses on other real estate [“ORE”] and repossessed assets and loan and collection costs) that is anticipated to be partially offset by a decline in net interest income (due primarily to a change in asset mix as higher yielding loans are expected to continue to decline and lower yielding investment securities are expected to increase). This forecast is susceptible to significant variations, particularly if the Michigan economy were to deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco Finance Corporation (“Mepco”) related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to further regulatory enforcement actions (see “Regulatory development”), a potential loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, any significant deterioration in our ability to improve our capital position would make it very difficult for us to withstand future losses that we may incur and that may be increased or made more likely as a result of economic difficulties and other factors.

Index

In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act includes the creation of the new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that broadened the base for Federal Deposit Insurance Corporation (“FDIC”) insurance assessments; a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. We expect that the Dodd-Frank Act will have a significant impact on the banking industry, including our organization, although the full extent of such impact is difficult to project at this time.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2012 as compared to 2011.

Results of Operations

Summary.  We recorded net income of $3.5 million and net income applicable to common stock of $2.4 million during the three months ended March 31, 2012, compared to a net loss of $7.4 million and a net loss applicable to common stock of $8.4 million during the three months ended March 31, 2011. The improvement in our results of operations is primarily due to an increase in non-interest income and decreases in the provision for loan losses and non-interest expenses that were partially offset by a decline in net interest income.

Key performance ratios(a)

	Three months
	ended March 31,
	2012	2011
Net income (loss) (annualized) to
Average assets	0.42%	(1.36)%
Average common shareholders’ equity	42.29	(83.75)

Net income (loss) per common share
Basic	$0.29	$(1.06)
Diluted	0.07	(1.06)

(a)	These amounts are calculated using net income (loss) applicable to common stock.

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

Net interest income totaled $22.1 million during the first quarter of 2012, which represents a $2.4 million or 9.6% decrease from the comparable quarter one year earlier.  The decrease in net interest income in 2012 compared to 2011 primarily reflects a $131.5 million decrease in average interest-earning assets as well as a 20 basis point decline in our net interest income as a percent of average interest-earning assets (the “net interest margin”).  The decline in the net interest margin primarily reflects a decrease in the yield on average interest-earning assets that fell to 4.82% during the first quarter of 2012 from 5.46% in the year ago period.  This decline is principally due to a change in the mix of interest-earning assets with a declining level of higher yielding loans and an increasing level of lower yielding investment securities, as described in more detail below.  The change in asset mix and overall reduction in interest-earning assets principally reflects our strategy to preserve our regulatory capital ratios by reducing loan balances that have higher risk weightings for regulatory capital purposes.  Given our improved operating results and expectations for the balance of 2012, we have recently been pursuing growth in commercial loans (particularly small business lending) and consumer loans.

Beginning in the last half of 2009 and continuing into the first quarter of 2012, we increased our level of lower-yielding interest bearing cash balances and investment securities to augment our liquidity in response to our stressed financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing Mepco (see “Noninterest expense”), we have been reducing the balance of payment plan receivables beginning in late 2009 and continuing into the first quarter of 2012. These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%. The combination of these two items (an increase in the level of lower-yielding interest bearing cash balances and investment securities and a decrease in the level of higher-yielding loans, including payment plan receivables) has had an adverse impact on our 2012 net interest income and net interest margin.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2012 non-accrual loans averaged $56.2 million compared to $63.6 million in the first quarter of 2011.  In addition, we reversed $0.03 million of accrued and unpaid interest on loans placed on non-accrual in the first quarter of 2012 compared to $0.11 million during the first quarter of 2011.

Index

Average Balances and Rates

	Three Months Ended
	March 31,
	2012			2011
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,582,444	$24,270	6.16%	$1,798,106	$29,397	6.60%
Tax-exempt loans (2)	7,239	76	4.22	8,391	87	4.20
Taxable securities	184,798	658	1.43	41,621	467	4.55
Tax-exempt securities (2)	27,145	296	4.39	30,956	332	4.35
Cash – interest bearing	318,573	199	0.25	369,793	232	0.25
Other investments	20,828	197	3.80	23,630	203	3.48
Interest Earning Assets	2,141,027	25,696	4.82	2,272,497	30,718	5.46
Cash and due from banks	56,080			50,888
Other assets, net	164,120			191,884
Total Assets	$2,361,227			$2,515,269

Liabilities
Savings and interest-bearing checking	$1,053,896	472	0.18	$994,530	589	0.24
Time deposits	576,967	1,952	1.36	805,645	4,356	2.19
Other borrowings	83,384	1,172	5.65	104,907	1,323	5.11
Interest Bearing Liabilities	1,714,247	3,596	0.84	1,905,082	6,268	1.33
Non-interest bearing deposits	504,019			448,979
Other liabilities	39,252			44,231
Shareholders’ equity	103,709			116,977
Total liabilities and shareholders’ equity	$2,361,227			$2,515,269

Net Interest Income		$22,100			$24,450

Net Interest Income as a Percent of Average Interest Earning Assets			4.14%			4.34%

(1)	All domestic, except for $0.03 million for the three months ended March 31, 2011, of average payment plan receivables included in taxable loans for customers domiciled in Canada.
(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was $5.1 million and $10.7 million during the three months ended March 31, 2012 and 2011, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the first quarter of 2012 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2012.

Index

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $14.6 million during the first three months of 2012 compared to $12.7 million in 2011.

Non-Interest Income

	Three months ended
	March 31,
	2012	2011
	(In thousands)

Service charges on deposit accounts	$4,201	$4,282
Interchange income	2,322	2,168
Net gains (losses) on assets
Mortgage loans	3,860	1,935
Securities	684	213
Other than temporary loss on securities available for sale
Total impairment loss	(177)	(469)
Loss recognized in other comprehensive income	-	327
Net impairment loss recognized in earnings	(177)	(142)
Mortgage loan servicing	736	896
Investment and insurance commissions	447	555
Bank owned life insurance	424	425
Title insurance fees	508	473
(Increase) decrease in fair value of U.S. Treasury warrant	(154)	354
Other	1,733	1,552
Total non-interest income	$14,584	$12,711

Service charges on deposit accounts totaled $4.2 million in the first quarter of 2012, a $0.1 million or 1.9% decrease from the comparable period in 2011.  The decrease in such service charges in 2012 principally relates to a decline in non-sufficient funds (”NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income increased by $0.2 million, or 7.1%, in the first quarter of 2012 compared to the year ago period.  The growth in interchange income primarily reflects an increase in debit card transaction volumes and PIN-based interchange fees. As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011 the Federal Reserve issued final rules (that were effective October 1, 2011) on interchange fees for debit cards. Overall, these final rules established price caps for debit card interchange fees that were approximately 50% lower than previous averages. However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule. On a long-term basis, it is not clear how competitive market factors may impact debit card issuers who are exempt from the rule. As a result, at the present time, we cannot predict if our interchange income will be lower in the future because of such price caps.

Index

Net gains on mortgage loans were $3.9 million and $1.9 million in the first quarters of 2012 and 2011, respectively.   Mortgage loan sales totaled $112.1 million in the first quarter of 2012 compared to $121.5 million in the first quarter of 2011.  Mortgage loans originated totaled $112.8 million in the first quarter of 2012 compared to $95.6 million in the comparable quarter of 2011.

Mortgage Loan Activity
	Three months ended
	March 31,
	2012	2011
	(Dollars in thousands)
Mortgage loans originated	$112,798	$95,573
Mortgage loans sold	112,141	121,488
Mortgage loans sold with servicing rights released	15,340	16,572
Net gains on the sale of mortgage loans	3,860	1,935
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.44%	1.59%
Fair value adjustments included in the Loan
Sales Margin	0.92	(0.72)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.52% and 2.31% in the first quarters of 2012 and 2011, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2012 was generally due to somewhat more favorable competitive conditions including wider primary-to-secondary market pricing spreads.  The increase in the fair value accounting adjustments in the first quarter of 2012 is primarily due to growth in the amount of commitments to originate mortgage loans for sale.

Index

We recorded net securities gains of approximately $0.7 million and $0.2 million in the first quarters of 2012 and 2011, respectively.  These securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.

We also recorded net impairment losses of $0.2 million and $0.1 million in the first quarters of 2012 and 2011, respectively, for other than temporary impairment of securities available for sale. These impairment charges related to private label residential mortgage-backed securities.  (See “Securities.”)

Mortgage loan servicing generated income of $0.7 million and $0.9 million in the first quarters of 2012 and 2011, respectively.  This quarterly comparative variance is primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended
	March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$11,229	$14,661
Originated servicing rights capitalized	924	1,064
Amortization	(1,062)	(749)
Decrease in valuation allowance	704	555
Balance at end of period	$11,795	$15,531

Valuation allowance at end of period	$5,840	$2,655

At March 31, 2012 we were servicing approximately $1.77 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 5.12% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2012 totaled $11.8 million, representing approximately 67 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $12.2 million at March 31, 2012.

Nearly all of our mortgage loans serviced for others at March 31, 2012 are for either Fannie Mae or Freddie Mac. Because of our current financial condition, if our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.

Investment and insurance commissions decreased during the first quarter of 2012 compared to the year ago period due primarily to a change in product mix (sales of lower commission products) and the loss of one investment sales representative.

Index

We earned $0.4 million in both the first quarters of 2012 and 2011 on our separate account bank owned life insurance principally as a result of increases in cash surrender value. Our separate account is primarily invested in U.S. government sponsored agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $49.7 million and $49.3 million at March 31, 2012 and December 31, 2011, respectively.

Title insurance fees totaled $0.5 million in both the first quarters of 2012 and 2011. The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

Changes in the fair value of the amended warrant issued to the U.S. Department of the Treasury (“UST”) in April 2010 are recorded as a component of non-interest income. The fair value of this amended warrant is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  (See “Liquidity and capital resources.”) Two significant inputs in our valuation model for the amended warrant are our common stock price and the probability percentage of triggering anti-dilution provisions in this instrument related to certain equity transactions. The fair value of the amended warrant increased by $0.2 million in the first quarter of 2012 due primarily to a rise in our common stock price and it declined by $0.4 million in the first quarter of 2011 due primarily to decreases in the two aforementioned inputs.

Other non-interest income totaled $1.7 million and $1.6 million during the first quarters of 2012 and 2011, respectively.  This increase is primarily due to a rise in rental income on ORE properties.

Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense totaled $28.0 million in the first quarter of 2012 compared to $33.9 million in the year ago period.  This decrease was primarily due to declines in credit related costs (loan and collection expenses and net losses on ORE and repossessed assets), occupancy expenses, FDIC deposit insurance costs, credit card and bank service fees, vehicle service contract counterparty contingencies, and other non-interest expenses.

Index

Non-Interest Expense

	Three months ended
	March 31,
	2012	2011
	(In thousands)
Compensation	$9,945	$9,812
Performance-based compensation and benefits	85	157
Other benefits	2,452	2,380
Compensation and employee benefits	12,482	12,349
Loan and collection	2,890	3,867
Occupancy, net	2,716	3,101
Data processing	2,339	2,310
Furniture, fixtures and equipment	1,294	1,418
Net losses on other real estate and repossessed assets	987	1,406
Legal and professional fees	897	778
Communications	875	948
FDIC deposit insurance	857	1,235
Credit card and bank service fees	651	1,047
Advertising	556	554
Vehicle service contract counterparty contingencies	471	2,346
Provision for loss reimbursement on sold loans	432	406
Supplies	394	402
Amortization of intangible assets	272	343
Costs (recoveries) related to unfunded lending commitments	(47)	95
Other	(17)	1,263
Total non-interest expense	$28,049	$33,868

Compensation and employee benefits expenses increased by $0.1 million, or 1.1%, in the first quarter of 2012, primarily because of an increase in salaries due to merit raises.  This increase due to merit raises was partially offset by a 3.4% reduction in the average number of full time equivalent employees in 2012 compared to year ago levels.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses (although still at an elevated level compared to historic norms) have declined in 2012, which primarily reflects the overall decrease in the volume of problem credits (non-performing loans and “watch” credits). (See “Portfolio Loans and asset quality.”)

Occupancy, net decreased by $0.4 million, or 12.4%, in the first quarter of 2012 compared to the first quarter of 2011 due primarily to lower snow removal and utilities costs which reflect an unseasonably warm winter in Michigan in 2012.

Data processing, furniture, fixtures and equipment, communications, advertising and supplies expenses collectively declined by $0.2 million, or 3.1%, in the first quarter of 2012 compared to the year ago period due primarily to our cost reduction efforts.

Index

Net losses on ORE and repossessed assets primarily represent the loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The reduced net loss in 2012 primarily reflects some stability in real estate prices during the last twelve months, with some markets even experiencing modest price increases. However, foreclosed properties generally continue to have distressed valuations which have been accentuated by the high inventory of foreclosed homes and vacant land for sale in many of our markets as well as Michigan’s weaker economic conditions.

Legal and professional fees increased $0.1 million, or 15.3%, in the first quarter of 2012 compared to the year earlier period due primarily to an increase in legal fees at Mepco related to counterparty litigation associated with collection matters as further described below.

FDIC deposit insurance expense declined by $0.4 million, or 30.6%, in the first quarter of 2012 compared to the year ago period principally reflecting a new rate structure implemented by the FDIC and effective beginning in the second quarter of 2011. The new rate structure has a lower assessment rate but is based on total assets as compared to the prior structure that was based primarily on total deposits but had a higher assessment rate.

Credit card and bank service fees decreased primarily due to a decline in the number of payment plans being serviced by Mepco in the first quarter of 2012 compared to the first quarter of 2011.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.5 million and $2.3 million in the first quarters of 2012 and 2011, respectively.  The lower expense is attributed to a decline in the actual and expected level of cancellations giving rise to potential amounts due from counterparties.

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

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, Mepco has had to initiate litigation against certain counterparties, including one of the respective third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In addition, see Note #14 to the Interim Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

Index

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements have increased and totaled $0.2 million in 2010, $0.5 million in 2011 and $0.4 million in the first quarter of 2012.  Over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements have been relatively modest, the levels of such file reviews and loss reimbursement requests have increased, particularly over the past twelve months. As a result, we have established a reserve (which totaled $1.5 million at both March 31, 2012 and December 31, 2011, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $7.3 million and $7.6 million at March 31, 2012 and December 31, 2011, respectively. See Note #8 to the Interim Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Other non-interest expenses declined by $1.3 million in the first quarter of 2012 compared to 2011. This decline principally reflects the reversal of a previously established accrual at Mepco that was determined to no longer be necessary

Income tax expense (benefit).  As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, the income tax expense (benefit) related to any income (loss) before income tax is largely being offset by changes in the deferred tax valuation allowance.  See Note #10 to the Interim Condensed Consolidated Financial Statements.

Index

 The capital initiatives detailed below under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years. As of March 31, 2012, we had federal loss carryforwards of approximately $77.4 million (which includes $0.5 million of federal capital loss carryforwards). Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 2.97%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of net operating loss carryforwards, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. At this time, the details (including the timing and size of a stock offering) and the likelihood of success of the capital initiatives are not certain; therefore, we do not know the likelihood of experiencing a change of ownership under these tax rules. However, we are presently seeking to limit the size of any future equity offering in order to avoid triggering any Section 382 limitations.

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

Index

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended March 31,
	2012	2011
	(In thousands)
Independent Bank	$3,542	$(6,443)
Mepco	1,027	(375)
Other(1)	(1,041)	(559)
Elimination	(24)	(24)
Net income (loss)	$3,504	$(7,401)

(1) Includes amounts relating to our parent company and certain insignificant operations.

The improvement in the results of operations of Independent Bank in 2012 compared to 2011 is primarily due to a lower provision for loan losses, an increase in non-interest income and a decrease in non-interest expenses that were partially offset by a decline in net interest income.  (See “Provision for loan losses,” “Portfolio Loans and asset quality,” “Net interest income,” “Non-interest income,” and “Non-interest expense.”)

The change in Mepco’s results  (net income of $1.0 million in 2012 as compared to a net loss of $0.4 million in 2011) is due to a decline in non-interest expenses that was partially offset by a decrease in net interest income that is due principally to a decline in payment plan receivables (see “Net interest income” and “Non-interest expense”).  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The change in other in the table above (increased loss of $0.5 million in 2012 as compared to 2011) is due primarily to the change in the fair value of the amended warrant issued to the UST in each respective quarterly period (see “Non-interest income”).

Financial Condition

Summary.  Our total assets increased by $111.9 million during the first three months of 2012 due primarily to increases in cash and cash equivalents and securities available for sale that were partially offset by a decline in loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.535 billion at March 31, 2012, down 2.7% from $1.577 billion at December 31, 2011.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.184 billion at March 31, 2012, compared to $2.086 billion at December 31, 2011.  The $98.2 million increase in total deposits during the period is primarily due to growth in checking and savings account balances.  Other borrowings totaled $33.0 million at March 31, 2012, a decrease of $0.3 million from December 31, 2011.  This decrease primarily reflects reduced borrowings from the Federal Home Loan Bank of Indianapolis.

Index

Accrued expenses and other liabilities totaled $39.9 million at March 31, 2012, compared to $28.5 million at December 31, 2011.  The increase is primarily attributed to certain securities available for sale that were purchased during the first quarter but not settled until the second quarter.  The security purchases were recorded in securities available for sale as of the first quarter trade date with the corresponding liability recorded in accrued expenses and other liabilities.

Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential mortgage-backed securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
March 31, 2012	$308,660	$1,136	$6,138	$303,658
December 31, 2011	161,023	1,575	5,154	157,444

Securities available for sale increased during the first quarter of 2012 due primarily to the purchase of U.S. government-sponsored agency residential mortgage-backed securities and U.S. government-sponsored agency structured notes. The securities were purchased to utilize some of the funds generated from the continued decline in Portfolio Loans as well as from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

We recorded net other than temporary impairment charges on securities of $0.2 million and $0.1 million in the first quarters of 2012 and 2011, respectively. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  These net other than temporary impairment charges are all related to private label residential mortgage-backed securities.  (See “Non-interest income” and “Asset/liability management.”)

Index

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2012	2011
	(In thousands)

Proceeds	$9,206	$12,399

Gross gains	$692	$185
Gross losses	-	(45)
Net impairment charges	(177)	(142)
Fair value adjustments	(8)	73
Net gains	$507	$71

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

Future growth of overall Portfolio Loans is dependent upon a number of competitive and economic factors. Although economic conditions have generally improved in Michigan over the past two years, overall loan demand has remained somewhat subdued, reflecting still somewhat weak economic conditions in the State. Further, it is our desire to reduce certain loan categories in order to preserve our regulatory capital ratios or for risk management reasons. For example, construction and land development loans have been declining because we are seeking to shrink this portion of our Portfolio Loans due to a generally poor economic climate for real estate development, particularly residential real estate. In addition, payment plan receivables have declined as we seek to reduce Mepco’s vehicle service contract payment plan business. Further declines in Portfolio Loans may continue to adversely impact our future net interest income.

Index

Non-performing assets(1)

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans	$51,475	$59,309
Loans 90 days or more past due and still accruing interest	258	574
Total non-performing loans	51,733	59,883
Other real estate and repossessed assets	30,918	34,042
Total non-performing assets	$82,651	$93,925
As a percent of Portfolio Loans
Non-performing loans	3.37%	3.80%
Allowance for loan losses	3.65	3.73
Non-performing assets to total assets	3.42	4.07
Allowance for loan losses as a percent of non-performing loans	108.26	98.33

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)

	March 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$34,301	$86,724		$121,025
Non-performing TDR’s (1)	12,655	12,518	(2)	25,173
Total	$46,956	$99,242		$146,198

	December 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$29,799	$86,770		$116,569
Non-performing TDR’s (1)	14,567	14,081	(2)	28,648
Total	$44,366	$100,851		$145,217

(1)	Included in non-performing loans in the “Non-performing assets” table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans declined by $8.2 million, or 13.6%, during the first quarter of 2012 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both weak economic conditions and soft real estate values in many parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see Note #4 to the Interim Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $121.0 million, or 7.9% of total Portfolio Loans, and $116.6 million, or 7.4% of total Portfolio Loans, at March 31, 2012 and December 31, 2011, respectively. The increase in the amount of performing TDRs in the first quarter of 2012 primarily reflects an increase in commercial loan TDR’s.

Index

ORE and repossessed assets totaled $30.9 million at March 31, 2012, compared to $34.0 million at December 31, 2011. This decrease is primarily the result of sales and write-downs of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both weak economic conditions and declines in residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home).

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 2.07% on an annualized basis in the first quarter of 2012 compared to 2.93% in the first quarter of 2011.  The $4.8 million decline in loan net charge-offs primarily reflects a decrease of $4.0 million for commercial loans. These loan net charge-offs primarily reflect elevated levels of non-performing assets and lower collateral liquidation values, particularly on residential real estate and income-producing commercial properties.

Allowance for loan losses

	Three months ended
	March 31,
	2012		2011
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$58,884	$1,286	$67,915	$1,322
Additions (deduction)
Provision for loan losses	5,131	-	10,702	-
Recoveries credited to allowance	1,880	-	935	-
Loans charged against the allowance	(9,889)	-	(13,791)	-
Additions (deductions) included in non-interest expense	-	(47)	-	95
Balance at end of period	$56,006	$1,239	$65,761	$1,417

Net loans charged against the allowance to average Portfolio Loans (annualized)	2.07%		2.93%

Index

Allocation of the Allowance for Loan Losses
	March 31,	December 31,
	2012	2011
	(In thousands)
Specific allocations	$22,023	$22,299
Other adversely rated loans	3,959	4,430
Historical loss allocations	19,470	20,682
Additional allocations based on subjective factors	10,554	11,473
Total	$56,006	$58,884

Some loans will not be repaid in full. Therefore, an allowance for loan losses (“AFLL”) is maintained at a level which represents our best estimate of losses incurred. In determining the allowance and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios.

The first AFLL element (specific allocations) reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, discounted collateral exposure and discounted cash flow analysis. Impaired commercial and mortgage loans are allocated allowance amounts using this first element. The second AFLL element (other adversely rated loans) reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of both the probability of default and the expected loss rate (“loss given default”). The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied. For higher rated loans (“non-watch credit”) we again determine a probability of default and loss given default in order to apply an allocation percentage. Commercial loans not falling under the first AFLL element are allocated allowance amounts using this second AFLL element. The third AFLL element (historical loss allocations) is determined by assigning allocations to homogeneous loan groups based principally upon the five-year average of loss experience for each type of loan. Recent years are weighted more heavily in this average. Average losses may be further adjusted based on an analysis of delinquent loans. Loss analyses are conducted at least annually. Mortgage loans not falling under the first AFLL element as well as installment and payment plan receivables are allocated allowance amounts using this third AFLL element. The fourth AFLL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining this fourth element, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the overall loan portfolio.

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded $0.03 million and $0.003 million in the first quarters of 2012 and 2011, respectively, for its provision for loan losses.  These low provision levels are due primarily to declines in the balance of payment plan receivables.  Mepco’s allowance for loan losses totaled $0.2 million at both March 31, 2012 and December 31, 2011, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Interim Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $2.9 million to $56.0 million at March 31, 2012 from $58.9 million at December 31, 2011 and was equal to 3.65% of total Portfolio Loans at March 31, 2012 compared to 3.73% at December 31, 2011. All four components of the allowance for loan losses outlined above declined in the first quarter of 2012. The allowance for loan losses related to specific loans decreased $0.3 million in 2012 due primarily to a decline in loss allocations on individual commercial loans. There was a $0.4 million increase in loss allocations (which totaled $18.5 million at March 31, 2012, compared to $18.1 million at December 31, 2011) for loans classified as TDR. The balance of TDR loans with an allocated allowance totaled $116.8 million at March 31, 2012 compared to $118.3 million at December 31, 2011.  The allowance for loan losses related to other adversely rated loans decreased $0.5 million in 2012 primarily due to a decrease in the balance of such loans included in this component to $74.1 million at March 31, 2012 from $83.0 million at December 31, 2011. The allowance for loan losses related to historical losses decreased $1.2 million during 2012 due principally to declines in loan delinquency levels and in the loan balances included in this component of the allowance calculation. The allowance for loan losses related to subjective factors decreased $0.9 million during 2012 primarily due to the improvement of various economic indicators used in computing this portion of the allowance as well as the overall reduction in total Portfolio Loans.

Index

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

To attract new core deposits, we have implemented a direct mail account acquisition program as well as branch staff sales training. Our new account acquisition initiatives have historically generated increases in customer relationships. Over the past three to four years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings.  During the first quarter of 2012 total deposits increased by $98.2 million, or 4.7%.  This increase was primarily due to growth in checking and savings account balances. (See “Liquidity and capital resources.”)

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $11.8 million and $12.6 million at March 31, 2012 and December 31, 2011, respectively. The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual assessment base and rates used during each assessment period.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds
	March 31,			December 31,
	2012			2011
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs	$46,000	1.1 years	1.31%	$42,279	1.0 years	1.59%
Fixed-rate FHLB advances	30,030	3.2 years	3.95	30,384	3.3 years	3.99
Variable-rate FHLB advances(1)	3,000	2.1 years	0.66	3,000	2.3 years	0.51
Total	$79,030	1.9 years	2.29%	$75,663	2.0 years	2.51%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, such as pay-fixed interest-rate swaps.

Other borrowings, comprised of advances from the Federal Home Loan Bank (the “FHLB”), totaled $33.0 million at March 31, 2012, compared to $33.4 million at December 31, 2011. The decrease in other borrowed funds reflects reduced borrowings from the FHLB.

Index

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2012, our use of such wholesale funding sources amounted to approximately $79.0 million, or 3.6% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Additionally, we may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

If we fail to remain “well-capitalized” (under federal regulatory standards) we will be prohibited from accepting or renewing Brokered CDs, without the prior consent of the FDIC. At March 31, 2012, we had Brokered CDs of approximately $46.0 million, or 2.1% of total deposits. Of this amount $30.5 million mature during the next twelve months. We currently have ample liquidity in the form of interest-bearing deposits at the FRB or other short-term investments to retire maturing Brokered CDs. As a result, any potential future restrictions on our ability to access Brokered CDs are not expected to adversely impact our business or financial condition.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that are in non-interest bearing transaction accounts and have unlimited deposit insurance only through December 31, 2012 (in accordance with provisions in the Dodd-Frank Act), may be particularly susceptible to outflow. At March 31, 2012 we had an estimated $140.3 million of uninsured deposits and an additional $178.8 million of deposits that were in non-interest bearing transaction accounts and fully insured only through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part, because we could no longer get unsecured credit from our derivatives counterparties. At March 31, 2012, we had remaining interest-rate swaps with an aggregate notional amount of $20.0 million (of which $10.0 million, or one-half, mature in the second quarter of 2012).

Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Condensed Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on maintaining adequate levels of liquid assets (primarily funds on deposit with the FRB and certain investment securities) as well as developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for purchasing investment securities or originating Portfolio Loans as well as to be able to respond to unforeseen liquidity needs.

Index

Our primary sources of funds include our deposit base, secured advances from the FHLB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).

At March 31, 2012 we had $373.2 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally $1.614 billion of our deposits at March 31, 2012 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

As a result of the liquidity risks described above and in “Deposits and borrowings” we have generally maintained elevated levels of overnight cash balances in interest-bearing deposits, which totaled $299.2 million and $278.3 million at March 31, 2012 and December 31, 2011, respectively. Because of our continued expectation of some future decline in Portfolio Loans, we are comfortable with using a portion of our overnight cash balances to reduce wholesale funding or for the purchase of certain investment securities.

As described in greater detail below, we are deferring interest on our subordinated debentures and are not currently paying any dividends on our preferred or common stock. Interest on the subordinated debentures can continue to be deferred until the fourth quarter of 2014. Thus, the only use of cash at the parent company at the present time is for operating expenses. Because of the past losses that our Bank has experienced and the Bank’s regulatory capital requirements, we do not anticipate that the Bank will be able to pay any dividends up to the parent company for at least through the end of 2012. As a result, the only substantial near term source of cash to our parent company is under an equity line facility that is described below. We believe that the available cash and cash equivalents on hand as well as access to the equity line facility provide sufficient liquidity at the parent company to meet its operating expenses until the fourth quarter of 2014 (at which point the parent company can no longer defer interest on its subordinated debentures).

Index

Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative preferred stock.

Capitalization
	March 31,	December 31,
	2012	2011
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ equity
Preferred stock	80,913	79,857
Common stock	248,995	248,950
Accumulated deficit	(211,811)	(214,259)
Accumulated other comprehensive loss	(13,065)	(11,921)
Total shareholders’ equity	105,032	102,627
Total capitalization	$153,700	$151,295

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at March 31, 2012 and December 31, 2011, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, $39.4 million of these securities qualified as Tier 1 capital at March 31, 2012. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits will not apply to our outstanding trust preferred securities.

Index

In December 2008, we issued 72,000 shares of Series A, Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), and a warrant to purchase 346,154 shares (at $31.20 per share) of our common stock (“Original Warrant”) to the UST in return for $72.0 million under the Troubled Asset Relief Program’s Capital Purchase Program. Of the total proceeds, $68.4 million was originally allocated to the Series A Preferred Stock and $3.6 million was allocated to the Original Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Series A Preferred Stock was being accreted using an effective yield method over five years. The accretion had been recorded as part of the Series A Preferred Stock dividend.

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

Shareholders’ equity applicable to common stock increased to $24.1 million at March 31, 2012 from $22.8 million at December 31, 2011 due primarily to our first quarter 2012 net income. Our tangible common equity (“TCE”) totaled $16.8 million and $15.2 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 0.70% at March 31, 2012 compared to 0.66% at December 31, 2011. Although our Bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of the losses that we have incurred, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Michigan, we have taken the following actions to maintain and improve our regulatory capital ratios and preserve liquidity at our parent company level:

•	Eliminated the cash dividend on our common stock: Beginning in November 2009, we eliminated the $0.10 per share quarterly cash dividend on our common stock.

•
Deferred dividends on our preferred stock:  Beginning in December 2009, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to approximately $4.1 million per year until December of 2013, at which time they would increase to approximately $7.4 million per year.  Accrued and unpaid dividends were $7.6 million at March 31, 2012.

Index

•
Deferred dividends on our subordinated debentures:  Beginning in December 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of March 31, 2012, amount to approximately $2.3 million per year. Accrued and unpaid dividends on trust preferred securities at March 31, 2012 and December 31, 2011 were $4.9 million and $4.4 million, respectively.

•
Exchanged the Series A Preferred Stock held by the UST for Series B Preferred Stock:  In April 2011, we completed the exchange of Series A Preferred Stock held by the UST (plus accrued and unpaid dividends on such stock) for new shares of convertible Series B Preferred Stock, as described above.

•
Exchanged certain trust preferred securities for our common stock:  In June 2011, we completed the exchange of 5.1 million shares of our common stock for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities.

These actions have preserved cash at our parent company as we do not expect our Bank to be able to pay any cash dividends in the near term. Dividends from the Bank are restricted by federal and state law and are further restricted by the board resolutions adopted in December 2009 (as subsequently amended) and by the Memorandum of Understanding (“MOU”) described in Note #11 to the Interim Condensed Consolidated Financial Statements included within this report. In particular, those resolutions and the MOU prohibit the Bank from paying any dividends to the parent company without the prior written approval of the FRB and the Michigan Office of Financial and Insurance Regulation (“OFIR”). Also see “Regulatory development.”

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

We do not have any current plans to resume interest payments on our outstanding trust preferred securities or dividend payments on the outstanding shares of any preferred stock or common stock. We do not know if or when any such payments will resume. However, as described in Note #11 to the Interim Condensed Consolidated Financial Statements included within this report, our Board adopted a Joint Revised Capital Plan (the “Capital Plan”) in November 2011 (as subsequently amended in February 2012). The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the December 2009 board resolutions referenced above (as subsequently amended).

As of March 31, 2012, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of March 31, 2012, the minimum capital ratios imposed by the board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards. As of March 31, 2012, our Bank’s Total Capital to Risk-Weighted Assets ratio exceeded the target of 11%.

Regulatory Capital Ratios	Independent Bank Actual at March 31, 2012	Minimum Ratios Established by our Board	Required to be Well- Capitalized
Tier 1 capital to average total assets	6.84%	8.00%	5.00%
Total capital to risk-weighted assets	11.81	11.00	10.00

The Capital Plan includes projections that reflect forecasted financial data through 2014. At the present time, based on these forecasts and our expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes, even without additional capital, primarily because of some further projected decline in total assets (principally loans). Further, we expect credit costs to abate sufficiently so that we can return to profitability in 2012 and beyond. These forecasts are susceptible to significant variations, particularly if the Michigan economy were to further deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors. Please see page 1 of this report for cautionary information about these forward-looking statements and factors that may cause actual results to differ from our current expectations.

Index

Our Capital Plan also outlines various contingency plans in case we do not succeed in meeting the required minimum capital ratios. These contingency plans include a possible further reduction in our assets (such as through a sale of branches, loans, and/or operating divisions or subsidiaries), more significant expense reductions than those that have already been implemented, and a sale of the Bank. These contingency plans were considered and included within the Capital Plan in recognition of the possibility that market conditions for these transactions may improve and that such transactions may be necessary or required by our regulators if we are unable to attain the required minimum capital ratios described above through other means. Also see “Regulatory development.”

In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). To date, we have sold a total of 777,974 shares (345,177 shares in the fourth quarter of 2010, 253,759 shares in the first quarter of 2011 and 179,038 shares in the second quarter of 2011) of our common stock to Dutchess under this equity line for total net proceeds of approximately $1.8 million. At the present time, we have shareholder approval to sell approximately 3.2 million additional shares under this equity line.

Our bank holding company and our Bank both remain “well capitalized” (as defined by banking regulations) at March 31, 2012.

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

Index

We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk inherent in our Statement of Financial Condition. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
March 31, 2012
200 basis point rise	$260,700	22.22%	$92,400	6.33%
100 basis point rise	242,200	13.55	89,000	2.42
Base-rate scenario	213,300	-	86,900	-
100 basis point decline	176,600	(17.21)	85,600	(1.50)

December 31, 2011
200 basis point rise	$277,500	26.08%	$91,200	6.17%
100 basis point rise	252,200	14.58	88,200	2.68
Base-rate scenario	220,100	-	85,900	-
100 basis point decline	181,700	(17.45)	85,000	(1.05)
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

Accounting standards update. See Note #2  to  the Interim Condensed Consolidated Financial Statements included elsewhere in this report for details on recently issued accounting pronouncements and their impact on our financial statements.

Index

Fair valuation of financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 820 - “Fair Value Measurements and Disclosures” (“FASB ASC topic 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Trading securities, securities available-for-sale, loans held for sale, and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment, capitalized mortgage loan servicing rights and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See Note #12 to the Interim Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

Regulatory developments. On October 25, 2011, the respective Boards of Directors of the Company and the Bank entered into an MOU with the FRB and OFIR. The MOU largely duplicates certain of the provisions in the Board resolutions described above, but also has the following specific requirements:

●	Submission of a joint revised capital plan by November 30, 2011 to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;
●
Submission of quarterly progress reports regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our “watch list,” or were adversely classified in our most recent examination;

●	Enhanced reporting and monitoring at Mepco regarding risk management and the internal classification of assets; and
●	Enhanced interest rate risk modeling practices.

We believe that we are generally in compliance with the provisions of the MOU, however, the implementation and effectiveness of certain of our plans are subject to evaluation by our bank regulators at our next examination and we must still execute on certain strategies outlined in our Capital Plan.

Management plans and expectations. Elevated credit costs, including our provision for loan losses, loan and collection costs, net losses on ORE, and losses related to vehicle service contract counterparty contingencies, have resulted in substantial losses over the past four years and reduced our capital. Management continues to focus on reducing non-performing assets and returning the organization to consistent profitability as soon as possible. Management believes meaningful progress was made on these objectives in 2011 and 2010.  Further, as discussed above, we have adopted a Capital Plan, which includes a series of actions designed to increase our regulatory capital ratios, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of some projected further decline in total assets (principally loans) and a return to profitability in 2012. As a result of these expectations with respect to the Bank’s regulatory capital ratios, and in light of our improvements in asset quality and other positive indicators, we continue to evaluate our alternatives in connection with the timing and size of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.

Index

 Litigation Matters

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit.

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2012, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2012, pursuant to any share repurchase plans:
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2012	4,561	(1)	$1.53	-	NA
February 2012	4,618	(1)	1.62	-	NA
March 2012	4,521	(1)	1.71	-	NA
Total	13,700		$1.62	-	NA

(1)
A portion of the salary payable to our Chief Executive Officer, Michael M. Magee, and to our President, William B. Kessel, is payable in salary stock, which is issued on a bi-weekly basis in connection with our regular pay periods.  The shares disclosed in this table are shares withheld from the shares that would otherwise be issued to Mr. Magee and Mr. Kessel in order to satisfy tax withholding obligations.

Item 3b.  Defaults Upon Senior Securities

As of March 31, 2012, the Company was in arrears in the aggregate amount of $7.1 million with respect to the Series B Preferred Stock it issued to the U.S. Department of the Treasury as a result of the Company’s decision to defer these dividends in the fourth quarter of 2009.

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

Date	May 9, 2012	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	May 9, 2012	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer