Form 10-Q
period 2012-06-30
INDEPENDENT BANK CORP /MI/
filed 2012-08-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	8,773,629
Class	Outstanding at August 9, 2012

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

INDEX

Number(s)

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2012; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•
our ability to successfully raise new equity capital, effect a conversion of our outstanding convertible preferred stock held by the U.S. Treasury into our common stock, and otherwise implement our capital restoration plan;

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

Index

Part I - Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$60,838	$62,777
Interest bearing deposits	358,920	278,331
Cash and Cash Equivalents	419,758	341,108
Trading securities	86	77
Securities available for sale	247,047	157,444
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,494	20,828
Loans held for sale, carried at fair value	43,386	44,801
Loans held for sale relating to branch sale, carried at lower of cost or fair value	53,180	-
Loans
Commercial	612,044	651,155
Mortgage	547,210	590,876
Installment	199,190	219,559
Payment plan receivables	98,946	115,018
Total Loans	1,457,390	1,576,608
Allowance for loan losses	(51,346)	(58,884)
Net Loans	1,406,044	1,517,724
Other real estate and repossessed assets	29,504	34,042
Property and equipment, net	50,802	62,548
Bank-owned life insurance	50,094	49,271
Other intangibles	7,065	7,609
Capitalized mortgage loan servicing rights	10,651	11,229
Prepaid FDIC deposit insurance assessment	11,008	12,609
Vehicle service contract counterparty receivables, net	28,879	29,298
Fixed assets held for sale relating to branch sale	8,491	-
Accrued income and other assets	16,976	18,818
Total Assets	$2,403,465	$2,307,406
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$471,718	$497,718
Savings and interest-bearing checking	852,214	1,019,603
Retail time	392,544	526,525
Brokered time	48,860	42,279
Total Deposits	1,765,336	2,086,125
Deposits held for sale relating to branch sale	417,521	-
Other borrowings	17,929	33,387
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	7,118	6,633
Accrued expenses and other liabilities	32,214	28,459
Total Liabilities	2,290,293	2,204,779
Shareholders' Equity
Convertible preferred stock, no par value, 200,000 shares authorized; 74,426 shares issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference: $83,061 at June 30, 2012 and $81,023 at December 31, 2011	82,004	79,857
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 8,749,220 shares at June 30, 2012 and 8,491,526 shares at December 31, 2011	249,751	248,950
Accumulated deficit	(208,569)	(214,259)
Accumulated other comprehensive loss	(10,014)	(11,921)
Total Shareholders' Equity	113,172	102,627
Total Liabilities and Shareholders' Equity	$2,403,465	$2,307,406

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
	(In thousands)
Interest Income
Interest and fees on loans	$23,696	$28,102	$48,042	$57,586
Interest on securities
Taxable	933	344	1,591	811
Tax-exempt	244	298	540	630
Other investments	382	383	778	818
Total Interest Income	25,255	29,127	50,951	59,845
Interest Expense
Deposits	2,305	4,511	4,729	9,456
Other borrowings	1,120	1,232	2,292	2,555
Total Interest Expense	3,425	5,743	7,021	12,011
Net Interest Income	21,830	23,384	43,930	47,834
Provision for loan losses	1,056	4,156	6,187	14,858
Net Interest Income After Provision for Loan Losses	20,774	19,228	37,743	32,976
Non-interest Income
Service charges on deposit accounts	4,552	4,784	8,753	9,066
Interchange income	2,407	2,308	4,729	4,476
Net gains (losses) on assets
Mortgage loans	3,579	1,793	7,439	3,728
Securities	169	115	853	328
Other than temporary impairment loss on securities
Total impairment loss	(85)	327	(262)	(142)
Loss recognized in other comprehensive loss	-	(327)	-	-
Net impairment loss recognized in earnings	(85)	-	(262)	(142)
Mortgage loan servicing	(1,088)	(126)	(352)	770
Title insurance fees	489	318	997	791
(Increase) decrease in fair value of U.S. Treasury warrant	(25)	642	(179)	996
Other	3,044	2,622	5,648	5,154
Total Non-interest Income	13,042	12,456	27,626	25,167
Non-interest Expense
Compensation and employee benefits	13,506	13,029	25,988	25,378
Loan and collection	2,407	3,580	5,297	7,447
Occupancy, net	2,490	2,663	5,206	5,764
Data processing	2,450	2,415	4,789	4,725
Furniture, fixtures and equipment	1,307	1,502	2,601	2,920
Legal and professional	1,268	801	2,165	1,579
Communications	826	889	1,701	1,837
FDIC deposit insurance	816	652	1,673	1,887
Net losses on other real estate and repossessed assets	633	777	1,620	2,183
Credit card and bank service fees	624	1,013	1,275	2,060
Advertising	639	670	1,195	1,224
Vehicle service contract counterparty contingencies	326	1,311	797	3,657
Provision for loss reimbursement on sold loans	126	363	558	769
Costs (recoveries) related to unfunded lending commitments	(12)	89	(59)	184
Other	2,077	2,151	2,726	4,159
Total Non-interest Expense	29,483	31,905	57,532	65,773
Income (Loss) Before Income Tax	4,333	(221)	7,837	(7,630)
Income tax benefit	-	(258)	-	(266)
Net Income (Loss)	$4,333	$37	$7,837	$(7,364)
Convertible preferred stock dividends and discount accretion	1,092	1,051	2,148	2,059
Net Income (Loss) Applicable to Common Stock	$3,241	$(1,014)	5,689	$(9,423)
Net Income (Loss) Per Common Share
Basic	$.38	$(.12)	$.66	$(1.16)
Diluted	.11	(.12)	.19	(1.16)
Dividends Per Common Share
Declared	$.00	$.00	$.00	$.00
Paid	.00	.00	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$4,333	$37	$7,837	$(7,364)
Other comprehensive income (loss), before tax
Unrealized losses on available for sale securities
Unrealized gain (loss) arising during period	2,756	394	1,896	715
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	204	738	333	411
Reclassification adjustments for (gains) losses included in earnings	(151)	(64)	(843)	(204)
Unrealized losses on available for sale securities, net	2,809	1,068	1,386	922

Unrealized losses on derivative instruments
Unrealized loss arising during period	(24)	(240)	(75)	(263)
Reclassification adjustment for expense recognized in earnings	120	201	305	403
Reclassfication adjustment for accretion on settled derivatives	146	147	291	369
Unrealized gains on derivative instruments	242	108	521	509
Other comprehensive income (loss), before tax	3,051	1,176	1,907	1,431
Income tax expense related to components of other comprehesive income (loss)	-	501	-	501
Other comprehensive income	3,051	675	1,907	930
Comprehensive income (loss)	$7,384	$712	$9,744	$(6,434)

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2012	2011
	(unaudited - In thousands)
Net Income (Loss)	$7,837	$(7,364)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	246,587	187,558
Disbursements for loans held for sale	(237,733)	(160,040)
Provision for loan losses	6,187	14,858
Deferred loan fees	(404)	(214)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(2,351)	(6,442)
Net gains on sales of mortgage loans	(7,439)	(3,728)
Net gains on securities	(853)	(328)
Securities impairment recognized in earnings	262	142
Net losses on other real estate and repossessed assets	1,620	2,183
Vehicle service contract counterparty contingencies	797	3,657
Share based compensation	304	455
Decrease in accrued income and other assets	3,288	4,346
Increase in accrued expenses and other liabilities	4,262	2,632
Total Adjustments	14,527	45,079
Net Cash from Operating Activities	22,364	37,715
Cash Flow from (used in) Investing Activities
Proceeds from the sale of securities available for sale	18,999	70,322
Proceeds from the maturity or call of securities available for sale	60,728	295
Principal payments received on securities available for sale	11,220	3,872
Purchases of securities available for sale	(179,262)	(83,906)
Redemption of Federal Home Loan Bank stock	-	2,397
Redemption of Federal Reserve Bank stock	334	228
Net decrease in portfolio loans (loans originated, net of principal payments)	53,220	108,369
Proceeds from the collection of vehicle service contract counterparty receivables	396	671
Proceeds from the sale of other real estate and repossessed assets	8,912	10,084
Capital expenditures	(3,257)	(1,554)
Net Cash from (used in) Investing Activities	(28,710)	110,778
Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	99,472	(187,153)
Net increase (decrease) in other borrowings	9	(8)
Proceeds from Federal Home Loan Bank advances	12,000	7,000
Payments of Federal Home Loan Bank advances	(27,467)	(37,115)
Net increase in vehicle service contract counterparty payables	485	2,858
Proceeds from issuance of common stock	497	1,335
Net Cash from (used in) Financing Activities	84,996	(213,083)
Net Increase (Decrease) in Cash and Cash Equivalents	78,650	(64,590)
Cash and Cash Equivalents at Beginning of Period	341,108	385,374
Cash and Cash Equivalents at End of Period	$419,758	$320,784
Cash paid during the period for
Interest	$5,914	$11,361
Income taxes	186	26
Transfers to other real estate and repossessed assets	5,994	10,462
Transfer of payment plan receivables to vehicle service contract counterparty receivables	849	8,010
Transfers to loans held for sale	54,127	-
Transfers to fixed assets held for sale	11,065	-
Transfers to deposits held for sale	420,261	-

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Six months ended
	June 30,
	2012	2011
	(unaudited)
	(In thousands)
Balance at beginning of period	$102,627	$119,085
Net income (loss)	7,837	(7,364)
Issuance of common stock	497	1,335
Share based compensation	304	455
Net change in accumulated other comprehensive loss, net of related tax effect	1,907	930
Balance at end of period	$113,172	$114,441

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2012 and December 31, 2011, and the results of operations for the three and six-month periods ended June 30, 2012 and 2011.  The results of operations for the three and six-month periods ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2011 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)”. This ASU amended guidance on the presentation requirements for comprehensive income. The amended guidance requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income on the face of the financial statements, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amended guidance became effective for us at January 1, 2012 and was applied retrospectively.  The effect of adopting this standard did not have a material impact on our consolidated operating results or financial condition, but we have included separate Condensed Consolidated Statements of Comprehensive Income (Loss) immediately following our Condensed Consolidated Statements of Operations in our Condensed Consolidated Financial Statements.

3.  Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2012
U.S. agency	$38,039	$124	$20	$38,143
U.S. agency residential mortgage-backed	156,231	994	61	157,164
Private label residential mortgage-backed	9,887	-	2,208	7,679
Obligations of states and political subdivisions	40,383	643	62	40,964
Trust preferred	4,700	-	1,603	3,097
Total	$249,240	$1,761	$3,954	$247,047

December 31, 2011
U.S. agency	$24,980	$58	$21	$25,017
U.S. agency residential mortgage-backed	93,415	1,007	216	94,206
Private label residential mortgage-backed	11,066	-	2,798	8,268
Obligations of states and political subdivisions	26,865	510	58	27,317
Trust preferred	4,697	-	2,061	2,636
Total	$161,023	$1,575	$5,154	$157,444

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

June 30, 2012
U.S. agency	$7,507	$20	$-	$-	$7,507	$20
U.S. agency residential mortgage-backed	30,497	44	10,097	17	40,594	61
Private label residential mortgage-backed	-	-	7,677	2,208	7,677	2,208
Obligations of states and political subdivisions	8,202	62	-	-	8,202	62
Trust preferred	-	-	3,097	1,603	3,097	1,603
Total	$46,206	$126	$20,871	$3,828	$67,077	$3,954

December 31, 2011
U.S. agency	$9,974	$21	$-	$-	$9,974	$21
U.S. agency residential mortgage-backed	42,500	216	-	-	42,500	216
Private label residential mortgage-backed	163	90	8,102	2,708	8,265	2,798
Obligations of states and political subdivisions	-	-	1,729	58	1,729	58
Trust preferred	591	1,218	2,045	843	2,636	2,061
Total	$53,228	$1,545	$11,876	$3,609	$65,104	$5,154

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

U.S. Agency and U.S. Agency residential mortgage-backed securities — at June 30, 2012 we had two U.S. Agency and eight U.S. Agency residential mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses on U.S. Agency residential mortgage-backed securities are largely attributed to widening discount margins. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at June 30, 2012 we had eight securities whose fair value is less than amortized cost.  Two of the issues are rated by a major rating agency as investment grade while four are below investment grade and two are split rated.  Six of these bonds have impairment in excess of 10% and all of these holdings have been impaired for more than 12 months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition. The underlying loans within these securities include Jumbo (75%) and Alt A (25%) at June 30, 2012.

	June 30, 2012		December 31, 2011
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$5,738	$(1,602)	$6,454	$(1,937)
Alt-A	1,941	(606)	1,814	(861)

Seven of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 22% to 58% of the collateral pool. Typical exposure levels to California (median exposure is 47%) are consistent with overall market collateral characteristics. Three transactions have modest exposure to Florida, ranging from 5% to 7% and one transaction has modest exposure to Nevada (5%). The underlying collateral pools do not have meaningful exposure to Arizona, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, six transactions have concentrations in loans that pay interest only for a specified period of time and will fully amortize thereafter ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (22%), senior (43%), senior support (25%) and mezzanine (10%). The mezzanine class is from a seasoned transaction (94 months) with a significant level of subordination (8.60%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In addition to the review discussed above, all private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans considers contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 10% to 18% CPR which is at the lower end of historically observed speeds for seasoned ARM collateral. For fixed rate collateral (one transaction), the prepayment speeds are projected to rise modestly.

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

At June 30, 2012 three below investment grade private label residential mortgage-backed securities with fair values of $3.3 million, $1.7 million and $0.1 million, respectively and unrealized losses of $1.0 million, $0.3 million and $0.03 million, respectively (amortized cost of $4.3 million, $2.0 million and $0.1 million, respectively) had losses that were considered other than temporary.

The underlying loans in the first transaction are 30 year fixed rate jumbos with an average FICO of 744 and an average loan-to-value ratio of 72%. The loans backing this transaction were originated in 2007 and this is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.645 million of cumulative credit related OTTI as of June 30, 2012 on this security.   $0.085 million and zero of this credit related OTTI was recognized in our Condensed Consolidated Statements of Operations during the three months ended June 30, 2012 and 2011, respectively and $0.170 million and $0.052 million of this credit related OTTI was recognized during the six months ended June 30, 2012 and 2011, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The underlying loans in the second transaction are 30 year hybrid ARM Alt-A with an average FICO of 717 and an average loan-to-value ratio of 78%. The loans backing this transaction were originated in 2005.  The bond is a super senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral.  The cash flow analysis described above calculated $0.457 million of cumulative credit related OTTI as of June 30, 2012 on this security.   There was no credit related OTTI recognized in our Condensed Consolidated Statements of Operations during the three months ended June 30, 2012 and 2011 while $0.032 million and zero of this credit related OTTI was recognized during the six months ended June 30, 2012 and 2011, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

The underlying loans in the third transaction are 30 year hybrid ARM jumbos with an average FICO of 738 and an average loan-to-value ratio of 57%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral.  The cash flow analysis described above calculated $0.380 million of cumulative credit related OTTI as of June 30, 2012 on this security.   There was no credit related OTTI recognized in our Condensed Consolidated Statements of Operations during the three months ended June 30, 2012 and 2011, while $0.060 million and $0.090 million of this credit related OTTI was recognized during the six months ended June 30, 2012 and 2011, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2012 we had nine municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to widening of market spreads.  Seven of the impaired securities are rated by a major rating agency as investment grade.  The non rated securities have a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at June 30, 2012 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from significant credit spread widening fueled by uncertainty regarding potential losses of financial companies, the absence of a liquid functioning secondary market and potential supply concerns from financial companies issuing new debt to recapitalize themselves.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

One of the four securities is rated by two major rating agencies as investment grade, while one is rated one grade below investment grade by two major rating agencies and the other two are non-rated. The non-rated issues are relatively small banks and were never rated. The issuers of these non-rated trust preferred securities, which had a total amortized cost of $2.8 million and total fair value of $1.5 million as of June 30, 2012, continue to have satisfactory credit metrics and one continues to make interest payments.  One non-rated issue began deferring dividend payments in the third quarter of 2011 apparently due to an increase in non-performing assets.  Nevertheless, this issuer continues to have satisfactory capital measures and interim profitability.

The following table breaks out our trust preferred securities in further detail as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues	$1,564	$(329)	$1,405	$(484)
Unrated issues - no OTTI	1,533	(1,274)	1,231	(1,577)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded credit related OTTI charges in earnings on securities available for sale of $0.085 million and zero during the three month periods ended June 30, 2012 and 2011, respectively and $0.262 million and $0.142 million during the six month periods ended June 30, 2012 and 2011, respectively (see discussion above).

A roll forward of credit losses recognized in earnings on securities available for sale for the three and six month periods ending June 30, follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$1,647	$852	$1,470	$710
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	85	-	262	142
Balance at end of period	$1,732	$852	$1,732	$852

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$1,323	$1,341
Maturing after one year but within five years	6,491	6,711
Maturing after five years but within ten years	15,318	15,531
Maturing after ten years	59,990	58,621
	83,122	82,204
U.S. agency residential mortgage-backed	156,231	157,164
Private label residential mortgage-backed	9,887	7,679
Total	$249,240	$247,047

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2012	$18,999	$843	$-
2011	70,322	279	75

(1)	Losses in 2012 and 2011 exclude $0.262 million and $0.142 million, respectively of credit related OTTI recognized in earnings.

During 2012 and 2011 our trading securities consisted of various preferred stocks.  During the first six months of 2012 and 2011 we recognized gains on trading securities of $0.010 million and $0.124 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts, relate to gains  recognized on trading securities still held at each respective period end.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2012
Balance at beginning of period	$16,441	$23,271	$5,534	$206	$10,554	$56,006
Additions (deductions)
Provision for loan losses	1,194	570	229	(7)	(930)	1,056
Recoveries credited to allowance	390	572	389	-	-	1,351
Loans charged against the allowance	(2,379)	(2,950)	(953)	(4)	-	(6,286)
Reclassification to loans held for sale	(170)	(192)	(218)	-	(201)	(781)
Balance at end of period	$15,476	$21,271	$4,981	$195	$9,423	$51,346

2011
Balance at beginning of period	$21,279	$23,771	$6,719	$333	$13,659	$65,761
Additions (deductions)
Provision for loan losses	1,333	2,964	446	37	(624)	4,156
Recoveries credited to allowance	512	385	348	2	-	1,247
Loans charged against the allowance	(5,427)	(3,968)	(1,224)	(26)	-	(10,645)
Balance at end of period	$17,697	$23,152	$6,289	$346	$13,035	$60,519

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2012
Balance at beginning of period	$18,183	$22,885	$6,146	$197	$11,473	$58,884
Additions (deductions)
Provision for loan losses	2,690	4,805	518	23	(1,849)	6,187
Recoveries credited to allowance	1,396	1,120	715	-	-	3,231
Loans charged against the allowance	(6,623)	(7,347)	(2,180)	(25)	-	(16,175)
Reclassification to loans held for sale	(170)	(192)	(218)	-	(201)	(781)
Balance at end of period	$15,476	$21,271	$4,981	$195	$9,423	$51,346

2011
Balance at beginning of period	$23,836	$22,642	$6,769	$389	$14,279	$67,915
Additions (deductions)
Provision for loan losses	6,043	8,333	1,681	45	(1,244)	14,858
Recoveries credited to allowance	731	740	707	4	-	2,182
Loans charged against the allowance	(12,913)	(8,563)	(2,868)	(92)	-	(24,436)
Balance at end of period	$17,697	$23,152	$6,289	$346	$13,035	$60,519

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$9,855	$10,201	$1,674	$-	$-	$21,730
Collectively evaluated for impairment	5,621	11,070	3,307	195	9,423	29,616
Total ending allowance balance	$15,476	$21,271	$4,981	$195	$9,423	$51,346

Loans
Individually evaluated for impairment	$66,703	$91,494	$7,717	$-		$165,914
Collectively evaluated for impairment	547,014	458,274	192,249	98,946		1,296,483
Total loans recorded investment	613,717	549,768	199,966	98,946		1,462,397
Accrued interest included in recorded investment	1,673	2,558	776	-		5,007
Total loans	$612,044	$547,210	$199,190	$98,946		$1,457,390

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$10,252	$10,285	$1,762	$-	$-	$22,299
Collectively evaluated for impairment	7,931	12,600	4,384	197	11,473	36,585
Total ending allowance balance	$18,183	$22,885	$6,146	$197	$11,473	$58,884

Loans
Individually evaluated for impairment	$58,674	$93,702	$7,554	$-		$159,930
Collectively evaluated for impairment	594,665	499,919	212,907	115,018		1,422,509
Total loans recorded investment	653,339	593,621	220,461	115,018		1,582,439
Accrued interest included in recorded investment	2,184	2,745	902	-		5,831
Total loans	$651,155	$590,876	$219,559	$115,018		$1,576,608

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
June 30, 2012
Commercial
Income producing - real estate	$280	$8,277	$8,557
Land, land development and construction - real estate	125	4,804	4,929
Commercial and industrial	338	8,932	9,270
Mortgage
1-4 family	-	11,593	11,593
Resort lending	-	6,475	6,475
Home equity line of credit - 1st lien	-	592	592
Home equity line of credit - 2nd lien	-	690	690
Installment
Home equity installment - 1st lien	-	1,079	1,079
Home equity installment - 2nd lien	-	710	710
Loans not secured by real estate	-	883	883
Other	-	1	1
Payment plan receivables
Full refund	-	126	126
Partial refund	-	137	137
Other	-	15	15
Total recorded investment	$743	$44,314	$45,057
Accrued interest included in recorded investment	$4	$-	$4
December 31, 2011
Commercial
Income producing - real estate	$490	$13,788	$14,278
Land, land development and construction - real estate	43	6,990	7,033
Commercial and industrial	-	7,984	7,984
Mortgage
1-4 family	54	15,929	15,983
Resort lending	-	8,819	8,819
Home equity line of credit - 1st lien	-	523	523
Home equity line of credit - 2nd lien	-	889	889
Installment
Home equity installment - 1st lien	-	1,542	1,542
Home equity installment - 2nd lien	-	1,023	1,023
Loans not secured by real estate	-	880	880
Other	-	4	4
Payment plan receivables
Full refund	-	491	491
Partial refund	-	424	424
Other	-	23	23
Total recorded investment	$587	$59,309	$59,896
Accrued interest included in recorded investment	$13	$-	$13

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2012
Commercial
Income producing - real estate	$2,280	$1,887	$3,823	$7,990	$210,777	$218,767
Land, land development and construction - real estate	191	-	1,555	1,746	42,605	44,351
Commercial and industrial	2,820	999	4,498	8,317	342,282	350,599
Mortgage
1-4 family	2,501	1,003	11,593	15,097	285,035	300,132
Resort lending	169	383	6,475	7,027	174,069	181,096
Home equity line of credit - 1st lien	334	101	592	1,027	19,395	20,422
Home equity line of credit - 2nd lien	372	55	690	1,117	47,001	48,118
Installment
Home equity installment - 1st lien	498	162	1,079	1,739	33,405	35,144
Home equity installment - 2nd lien	542	145	710	1,397	42,147	43,544
Loans not secured by real estate	872	297	883	2,052	116,454	118,506
Other	13	3	1	17	2,755	2,772
Payment plan receivables
Full refund	2,075	659	126	2,860	87,987	90,847
Partial refund	208	94	137	439	7,220	7,659
Other	10	8	15	33	407	440
Total recorded investment	$12,885	$5,796	$32,177	$50,858	$1,411,539	$1,462,397
Accrued interest included in recorded investment	$111	$78	$4	$193	$4,814	$5,007

December 31, 2011
Commercial
Income producing - real estate	$1,701	$937	$6,408	$9,046	$264,620	$273,666
Land, land development and construction - real estate	487	66	2,720	3,273	51,453	54,726
Commercial and industrial	1,861	1,132	3,516	6,509	318,438	324,947
Mortgage
1-4 family	3,507	1,418	15,983	20,908	294,771	315,679
Resort lending	2,129	932	8,819	11,880	184,943	196,823
Home equity line of credit - 1st lien	96	196	523	815	24,705	25,520
Home equity line of credit - 2nd lien	506	159	889	1,554	54,045	55,599
Installment
Home equity installment - 1st lien	757	264	1,542	2,563	41,239	43,802
Home equity installment - 2nd lien	676	365	1,023	2,064	51,224	53,288
Loans not secured by real estate	1,173	463	880	2,516	117,661	120,177
Other	36	10	4	50	3,144	3,194
Payment plan receivables
Full refund	2,943	951	491	4,385	99,284	103,669
Partial refund	380	200	424	1,004	9,918	10,922
Other	23	24	23	70	357	427
Total recorded investment	$16,275	$7,117	$43,245	$66,637	$1,515,802	$1,582,439
Accrued interest included in recorded investment	$160	$105	$13	$278	$5,553	$5,831

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	June 30,	December 31,
	2012	2011
Impaired loans with no allocated allowance
TDR	$26,170	$26,945
Non - TDR	235	423
Impaired loans with an allocated allowance
TDR - allowance based on collateral	17,137	20,142
TDR - allowance based on present value cash flow	111,396	98,130
Non - TDR - allowance based on collateral	10,479	13,773
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$165,417	$159,413

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$4,860	$6,004
TDR - allowance based on present value cash flow	13,384	12,048
Non - TDR - allowance based on collateral	3,486	4,247
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$21,730	$22,299

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans by class  are as follows (1):

	June 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$1,848	$2,692	$-	$4,626	$6,386	$-
Land, land development & construction-real estate	2,794	2,787	-	219	243	-
Commercial and industrial	3,332	3,657	-	3,593	3,677	-
Mortgage
1-4 family	7,651	10,350	-	6,975	9,242	-
Resort lending	5,913	6,375	-	7,156	7,680	-
Home equity line of credit - 1st lien	22	40	-	-	-	-
Home equity line of credit - 2nd lien	45	118	-	134	211	-
Installment
Home equity installment - 1st lien	2,100	2,204	-	2,100	2,196	-
Home equity installment - 2nd lien	2,239	2,238	-	1,987	1,987	-
Loans not secured by real estate	529	600	-	637	688	-
Other	22	22	-	24	24	-
	26,495	31,083	-	27,451	32,334	-
With an allowance recorded:
Commercial
Income producing - real estate	26,935	30,985	3,094	22,781	29,400	3,642
Land, land development & construction-real estate	10,203	12,703	2,945	12,362	14,055	3,633
Commercial and industrial	21,591	25,376	3,816	15,093	18,357	2,977
Mortgage
1-4 family	59,255	60,826	6,980	61,214	63,464	7,716
Resort lending	18,561	18,926	3,190	18,159	19,351	2,534
Home equity line of credit - 1st lien	47	47	31	64	73	35
Home equity line of credit - 2nd lien	-	-	-	-	-	-
Installment
Home equity installment - 1st lien	1,397	1,430	673	1,232	1,293	660
Home equity installment - 2nd lien	1,151	1,220	921	1,421	1,458	1,062
Loans not secured by real estate	279	287	80	153	156	40
Other	-	-	-	-	-	-
	139,419	151,800	21,730	132,479	147,607	22,299
Total
Commercial
Income producing - real estate	28,783	33,677	3,094	27,407	35,786	3,642
Land, land development & construction-real estate	12,997	15,490	2,945	12,581	14,298	3,633
Commercial and industrial	24,923	29,033	3,816	18,686	22,034	2,977
Mortgage
1-4 family	66,906	71,176	6,980	68,189	72,706	7,716
Resort lending	24,474	25,301	3,190	25,315	27,031	2,534
Home equity line of credit - 1st lien	69	87	31	64	73	35
Home equity line of credit - 2nd lien	45	118	-	134	211	-
Installment
Home equity installment - 1st lien	3,497	3,634	673	3,332	3,489	660
Home equity installment - 2nd lien	3,390	3,458	921	3,408	3,445	1,062
Loans not secured by real estate	808	887	80	790	844	40
Other	22	22	-	24	24	-
Total	$165,914	$182,883	$21,730	$159,930	$179,941	$22,299

Accrued interest included in recorded investment	$497			$517

(1)	There were no impaired payment plan receivables at June 30, 2012 or December 31, 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows:

	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$2,211	$13	$1,922	$12
Land, land development & construction-real estate	2,877	36	514	14
Commercial and industrial	3,896	44	1,800	17
Mortgage
1-4 family	7,615	75	9,258	102
Resort lending	6,134	60	8,543	125
Home equity line of credit - 1st lien	11	-	-	-
Home equity line of credit - 2nd lien	46	1	116	1
Installment
Home equity installment - 1st lien	1,827	32	1,919	28
Home equity installment - 2nd lien	1,987	30	1,999	28
Loans not secured by real estate	473	7	705	10
Other	23	-	14	1
	27,100	298	26,790	338
With an allowance recorded:
Commercial
Income producing - real estate	24,300	120	16,824	33
Land, land development & construction-real estate	10,495	52	8,133	37
Commercial and industrial	18,954	156	9,253	92
Mortgage
1-4 family	59,285	650	63,492	668
Resort lending	18,499	192	22,469	152
Home equity line of credit - 1st lien	59	-	24	1
Home equity line of credit - 2nd lien	47	-	10	-
Installment
Home equity installment - 1st lien	1,709	9	1,521	14
Home equity installment - 2nd lien	1,469	6	1,561	14
Loans not secured by real estate	241	3	150	-
Other	-	-	-	-
	135,058	1,188	123,437	1,011
Total
Commercial
Income producing - real estate	26,511	133	18,746	45
Land, land development & construction-real estate	13,372	88	8,647	51
Commercial and industrial	22,850	200	11,053	109
Mortgage
1-4 family	66,900	725	72,750	770
Resort lending	24,633	252	31,012	277
Home equity line of credit - 1st lien	70	-	24	1
Home equity line of credit - 2nd lien	93	1	126	1
Installment
Home equity installment - 1st lien	3,536	41	3,440	42
Home equity installment - 2nd lien	3,456	36	3,560	42
Loans not secured by real estate	714	10	855	10
Other	23	-	14	1
Total	$162,158	$1,486	$150,227	$1,349

(1)	There were no impaired payment plan receivables during the three month periods ending June 30, 2012 and 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows:

	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$3,016	$30	$2,796	$30
Land, land development & construction-real estate	1,991	36	876	27
Commercial and industrial	3,795	46	3,143	17
Mortgage
1-4 family	7,401	149	9,095	214
Resort lending	6,474	126	7,584	223
Home equity line of credit - 1st lien	7	-	-	-
Home equity line of credit - 2nd lien	75	2	108	2
Installment
Home equity installment - 1st lien	1,918	52	1,870	48
Home equity installment - 2nd lien	1,987	51	1,963	49
Loans not secured by real estate	528	13	540	16
Other	23	1	9	1
	27,215	506	27,984	627
With an allowance recorded:
Commercial
Income producing - real estate	23,793	267	16,618	122
Land, land development & construction-real estate	11,117	105	9,667	69
Commercial and industrial	17,667	270	10,335	141
Mortgage
1-4 family	59,928	1,300	63,714	1,351
Resort lending	18,386	370	24,417	396
Home equity line of credit - 1st lien	60	1	16	1
Home equity line of credit - 2nd lien	31	-	15	-
Installment
Home equity installment - 1st lien	1,550	30	1,467	28
Home equity installment - 2nd lien	1,453	25	1,511	30
Loans not secured by real estate	211	5	185	1
Other	-	-	-	-
	134,196	2,373	127,945	2,139
Total
Commercial
Income producing - real estate	26,809	297	19,414	152
Land, land development & construction-real estate	13,108	141	10,543	96
Commercial and industrial	21,462	316	13,478	158
Mortgage
1-4 family	67,329	1,449	72,809	1,565
Resort lending	24,860	496	32,001	619
Home equity line of credit - 1st lien	67	1	16	1
Home equity line of credit - 2nd lien	106	2	123	2
Installment
Home equity installment - 1st lien	3,468	82	3,337	76
Home equity installment - 2nd lien	3,440	76	3,474	79
Loans not secured by real estate	739	18	725	17
Other	23	1	9	1
Total	$161,411	$2,879	$155,929	$2,766

(1)	There were no impaired payment plan receivables during the six month periods ending June 30, 2012 and 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $162.2 million and $150.2 million for the three-month periods ended June 30, 2012 and 2011, respectively and $161.4 million and $155.9 million for the six-month periods ended June 30, 2012 and 2011, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending June 30, 2012 and 2011 was approximately $1.5 million and $1.3 million, respectively and was approximately $2.9 million and $2.8 million during the six months ending June 30, 2012 and 2011, respectively .

Troubled debt restructurings follow:

	June 30, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$44,573	$87,294		$131,867
Non-performing TDR's(1)	11,298	11,538	(2)	22,836
Total	$55,871	$98,832		$154,703

	December 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$29,799	$86,770		$116,569
Non-performing TDR's(1)	14,567	14,081	(2)	28,648
Total	$44,366	$100,851		$145,217

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

The Company has allocated $18.2 million and $18.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.

During the three and six months ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month period ended June 30, 2012 follows:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
Commercial
Income producing - real estate	12	$8,045	$7,974
Land, land development & construction-real estate	1	49	77
Commercial and industrial	19	4,286	4,001
Mortgage
1-4 family	28	3,504	3,372
Resort lending	11	3,031	2,917
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	6	118	115
Home equity installment - 2nd lien	6	317	313
Loans not secured by real estate	9	252	233
Other	-	-	-
Total	92	$19,602	$19,002

Loans that have been classified as troubled debt restructurings during the six-month period ended June 30, 2012 follows:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
Commercial
Income producing - real estate	14	$8,268	$8,191
Land, land development & construction-real estate	3	2,887	2,913
Commercial and industrial	33	8,196	7,895
Mortgage
1-4 family	43	4,802	4,639
Resort lending	18	5,206	5,072
Home equity line of credit - 1st lien	1	15	6
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	10	426	426
Home equity installment - 2nd lien	13	511	507
Loans not secured by real estate	10	277	258
Other	-	-	-
Total	145	$30,588	$29,907

The troubled debt restructurings described above increased the allowance for loan losses by $0.4 million and resulted in $0.3 million charge offs during the three months ending June 30, 2012 and increased the allowance by $0.6 million and resulted in $0.3 million charge offs during the six months ending June 30, 2012.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month period ended June 30, 2012 follows:

	Number of	Recorded
	Contracts	Balance
(Dollars in thousands)
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	41
Mortgage
1-4 family	2	148
Resort lending	-	-
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	1	20
Loans not secured by real estate	-	-
Other	-	-
	4	$209

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the six-month period ended June 30, 2012 follows:

	Number of	Recorded
	Contracts	Balance
	(Dollars in thousands)
Commercial
Income producing - real estate	2	$434
Land, land development & construction-real estate	1	136
Commercial and industrial	8	914
Mortgage
1-4 family	2	148
Resort lending	1	117
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	1	26
Home equity installment - 2nd lien	1	20
Loans not secured by real estate	-	-
Other	-	-
	16	$1,795

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $0.1 million as a result of charge offs of $0.2 million during the three months ending June 30, 2012 and decreased the allowance for loan losses by $0.3 million as a result of charge offs of $0.6 million during the six months ending June 30, 2012.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the three months ending June 30, 2012 that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
June 30, 2012
Income producing - real estate	$173,267	$34,030	$3,193	$8,277	$218,767
Land, land development and construction - real estate	28,353	8,409	2,785	4,804	44,351
Commercial and industrial	294,234	31,843	15,590	8,932	350,599
Total	$495,854	$74,282	$21,568	$22,013	$613,717
Accrued interest included in total	$1,386	$212	$75	$-	$1,673

December 31, 2011
Income producing - real estate	$201,655	$52,438	$5,785	$13,788	$273,666
Land, land development and construction - real estate	33,515	9,421	4,800	6,990	54,726
Commercial and industrial	275,245	27,783	13,935	7,984	324,947
Total	$510,415	$89,642	$24,520	$28,762	$653,339
Accrued interest included in total	$1,677	$381	$126	$-	$2,184

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For each of our mortgage and consumer segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
June 30, 2012
800 and above	$24,454	$16,742	$2,800	$5,408	$49,404
750-799	59,134	71,244	5,707	14,147	150,232
700-749	52,303	49,423	3,577	10,143	115,446
650-699	51,716	20,267	2,387	6,861	81,231
600-649	38,761	10,220	2,363	4,834	56,178
550-599	27,954	9,041	1,550	3,270	41,815
500-549	26,443	3,024	1,459	2,579	33,505
Under 500	10,678	557	508	740	12,483
Unknown	8,689	578	71	136	9,474
Total	$300,132	$181,096	$20,422	$48,118	$549,768
Accrued interest included in total	$1,368	$832	$105	$253	$2,558

December 31, 2011
800 and above	$26,509	$17,345	$4,062	$6,317	$54,233
750-799	63,746	76,381	8,058	16,892	165,077
700-749	55,047	53,210	4,280	12,131	124,668
650-699	54,579	21,579	2,854	7,909	86,921
600-649	40,977	12,750	2,485	5,066	61,278
550-599	29,732	10,698	1,547	3,466	45,443
500-549	28,573	3,716	1,615	2,758	36,662
Under 500	12,434	565	539	886	14,424
Unknown	4,082	579	80	174	4,915
Total	$315,679	$196,823	$25,520	$55,599	$593,621
Accrued interest included in total	$1,404	$928	$123	$290	$2,745

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
June 30, 2012
800 and above	$4,188	$3,811	$17,761	$53	$25,813
750-799	8,736	12,808	43,719	512	65,775
700-749	5,342	8,690	23,724	746	38,502
650-699	5,413	6,869	13,903	589	26,774
600-649	4,673	4,877	6,681	394	16,625
550-599	3,121	2,984	3,859	225	10,189
500-549	2,634	2,791	2,444	155	8,024
Under 500	975	687	1,001	39	2,702
Unknown	62	27	5,414	59	5,562
Total	$35,144	$43,544	$118,506	$2,772	$199,966
Accrued interest included in total	$142	$168	$444	$22	$776

December 31, 2011
800 and above	$5,466	$5,047	$18,245	$70	$28,828
750-799	11,651	16,475	41,501	572	70,199
700-749	6,899	10,693	23,174	883	41,649
650-699	7,144	8,407	15,646	673	31,870
600-649	4,943	5,412	7,599	434	18,388
550-599	3,435	3,221	4,573	270	11,499
500-549	3,021	3,145	3,011	183	9,360
Under 500	1,160	854	1,391	50	3,455
Unknown	83	34	5,037	59	5,213
Total	$43,802	$53,288	$120,177	$3,194	$220,461
Accrued interest included in total	$176	$208	$489	$29	$902

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See note #14 for more information about Mepco’s business. As of June 30, 2012, approximately 91.8% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 7.7% of Mepco’s outstanding payment plan receivables as of June 30, 2012, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
June 30, 2012
AM Best rating
A +	$-	$-	$201	$201
A	30,724	5,603	-	36,327
A -	20,094	2,056	-	22,150
B +	421	-	-	421
B	-	-	-	-
Not rated	39,608	-	239	39,847
Total	$90,847	$7,659	$440	$98,946

December 31, 2011
AM Best rating
A +	$-	$118	$7	$125
A	32,461	165	269	32,895
A -	27,056	10,639	-	37,695
B +	1,390	-	-	1,390
B	-	-	-	-
Not rated	42,762	-	151	42,913
Total	$103,669	$10,922	$427	$115,018

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and six-month periods ended June 30 follows:

As of or for the three months ended June 30,

	IB	Mepco	Other(1)	Elimination(2)	Total
2012	(In thousands)
Total assets	$2,246,538	$154,248	$169,019	$(166,340)	$2,403,465
Interest income	21,550	3,705	-	-	25,255
Net interest income	19,766	2,799	(735)	-	21,830
Provision for loan losses	1,063	(7)	-	-	1,056
Income (loss) before income tax	4,944	337	(925)	(23)	4,333
Net income (loss)	5,059	222	(925)	(23)	4,333

2011
Total assets	$2,094,597	$223,799	$171,396	$(172,184)	$2,317,608
Interest income	23,733	5,394	-	-	29,127
Net interest income	20,073	3,987	(676)	-	23,384
Provision for loan losses	4,122	34	-	-	4,156
Income (loss) before income tax	367	(322)	(243)	(23)	(221)
Net income (loss)	510	(207)	(243)	(23)	37

(1)Includes amounts relating to our parent company and certain insignificant operations.
(2)Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

As of or for the six months ended June 30,

	IB	Mepco	Other(1)	Elimination(2)	Total
2012	(In thousands)
Total assets	$2,246,538	$154,248	$169,019	$(166,340)	$2,403,465
Interest income	43,395	7,556	-	-	50,951
Net interest income	39,705	5,681	(1,456)	-	43,930
Provision for loan losses	6,166	21	-	-	6,187
Income (loss) before income tax	7,957	1,893	(1,966)	(47)	7,837
Net income (loss)	8,601	1,249	(1,966)	(47)	7,837

2011
Total assets	$2,094,597	$223,799	$171,396	$(172,184)	$2,317,608
Interest income	48,313	11,532	-	-	59,845
Net interest income	40,604	8,574	(1,344)	-	47,834
Provision for loan losses	14,821	37	-	-	14,858
Income (loss) before income tax	(5,869)	(912)	(802)	(47)	(7,630)
Net income (loss)	(5,933)	(582)	(802)	(47)	(7,364)

(1)Includes amounts relating to our parent company and certain insignificant operations.
(2)Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    Earnings Per Common Share

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net income (loss) applicable to common stock	$3,241	$(1,014)	$5,689	$(9,423)
Convertible preferred stock dividends	1,092	-	2,148	-
Net income (loss) applicable to common stock for calculation of diluted earnings per share(1) (2)	$4,333	$(1,014)	$7,837	$(9,423)

Weighted average shares outstanding	8,607	8,287	8,570	8,111
Effect of convertible preferred stock	31,987	41,207	31,987	41,207
Restricted stock units	140	139	140	104
Stock units for deferred compensation plan for non-employee directors	58	7	41	7
Effect of stock options	7	-	-	-
Weighted average shares outstanding for calculation of diluted income (loss) per share(1)	40,799	49,640	40,738	49,429
Net income (loss) per common share
Basic	$.38	$(.12)	$.66	$(1.16)
Diluted(2)	.11	(.12)	.19	(1.16)
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

Weighted average stock options outstanding that were not considered in computing diluted loss per share because they were anti-dilutive totaled 0.04 million and 0.05 million for the three-month periods ended June 30, 2012 and 2011, respectively and totaled 0.2 million and 0.05 million for the six-month periods ended June 30, 2012 and 2011, respectively. The warrant to purchase 346,154 shares of our common stock (see note #15) was not considered in computing the diluted loss per share in all periods in 2012 and 2011 as it was anti-dilutive.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2012
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
Cash Flow Hedges - Pay fixed interest-rate swap agreements	$10,000	2.5	$(872)

No hedge designation
Mandatory commitments to sell mortgage loans	$63,013	0.1	$1,983
Rate-lock mortgage loan commitments	103,722	0.1	(696)
Amended Warrant	2,504	6.4	(353)
Total	$169,239	0.2	$934

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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.3 million, of unrealized losses on Cash Flow Hedges at June 30, 2012 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized as interest expense.  The maximum term of any Cash Flow Hedge at June 30, 2012 is 2.5 years.

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2012		2011		2012		2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)

Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$872	Other liabilities	$1,103
Total						872		1,103

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$1,983	Other assets	$857
Mandatory commitments to sell mortgage loans	Other assets	-		-		696	Other liabilities	606
Amended Warrant		-		-	Other liabilities	353	Other liabilities	174
Total		1,983		857		1,049		780
Total derivatives		$1,983		$857		$1,921		$1,883

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
Location of
Gain (Loss)
Reclassified
from
Gain (Loss)	Accumulated	Gain (Loss)
Recognized in	Other	Reclassified from
Other	Comprehensive	Accumulated Other
Comprehensive	Income into	Comprehensive	Location of	Gain (Loss)
Income (Loss)	Income	Loss into Income	Gain (Loss)	Recognized
(Effective Portion)	(Effective	(Effective Portion)	Recognized	in Income
2012	2011	Portion)	2012	2011	in Income (1)	2012	2011
(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(24)	$(270)	Interest expense	$(266)	$(341)	$-	$(3)
Interest-rate cap agreements	-	30	Interest expense	-	(7)	-	-
Total	$(24)	$(240)	$(266)	$(348)	$-	$(3)

No hedge designation
Rate-lock mortgage loan commitments	Net mortgage loan gains	$283	$68

Mandatory commitments to sell mortgage loans	Net mortgage loan gains	(704)	196
Amended warrant	(Increase)decrease in fair value of U.S. Treasury warrant	(25)	642
Total	$(446)	$906

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
Location of
Gain (Loss)
Reclassified
from
Gain (Loss)	Accumulated	Gain (Loss)
Recognized in	Other	Reclassified from
Other	Comprehensive	Accumulated Other
Comprehensive	Income into	Comprehensive	Location of	Gain (Loss)
Income (Loss)	Income	Loss into Income	Gain (Loss)	Recognized
(Effective Portion)	(Effective	(Effective Portion)	Recognized	in Income
2012	2011	Portion)	2012	2011	in Income (1)	2012	2011
(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(75)	$(293)	Interest expense	$(596)	$(757)	$-	$(3)
Interest-rate cap agreements	-	30	Interest expense	-	(15)	-	-
Total	$(75)	$(263)	$(596)	$(772)	$-	$(3)

No hedge designation
Rate-lock mortgage loan commitments	Net mortgage loan gains	$1,126	$99
Mandatory commitments to sell mortgage loans	Net mortgage loan gains	(90)	(1,296)
Amended warrant	(Increase) decrease in fair value of U.S. Treasury warrant	(179)	996
Total	$857	$(201)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

8.  Intangible Assets

Other intangible assets, net of amortization, were comprised of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Amortized other intangible assets - core deposits	$31,326	$24,261	$31,326	$23,717

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2017 and thereafter in the following table.

(In thousands)

Six months ended December 31, 2012	$544
Year ending December 31:
2013	1,078
2014	801
2015	613
2016	613
2017 and thereafter	3,416
Total	$7,065

9.  Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of June 30, 2012.  The non-employee director stock purchase plan permits the grant of additional share based payments for up to 0.4 million shares of common stock as of June 30, 2012.  Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period.  Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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

Beginning in the second quarter of 2011 our directors elected to receive their quarterly cash retainer fees in the form of common stock currently (or on a deferred basis pursuant to a deferred compensation and stock purchase plan).  Shares equal in value to each director’s quarterly cash retainer are issued each quarter and vest immediately.  We have issued 0.13 million shares and 0.03 million shares to directors during the first six months of 2012 and 2011, respectively and expensed their value during those same periods.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $0.2 million and $0.1 million during the three and six month periods ended June 30, 2012, and was $0.2 million and $0.4 million during the same periods in 2011.  The corresponding tax benefit relating to this expense was zero for the three and six month periods ended June 30, 2012 and 2011, respectively.  Total expense recognized for non-employee director share based payments was $0.1 million in both three month periods ended June 30, 2012 and 2011 and $0.2 million and $0.1 million in the six month periods ended June 30, 2012 and 2011, respectively.

At June 30, 2012, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $0.7 million.  The weighted-average period over which this amount will be recognized is 2.6 years.

A summary of outstanding stock option grants and transactions follows:

	Six-months ended June 30, 2012
			Weighted- Average Remaining Contractual	Aggregated Intrinsic
	Number of Shares	Average Exercise Price	Term (years)	Value (in thousands)

Outstanding at January 1, 2012	180,862	$7.98
Granted	-	-
Exercised	-	-
Exchanged	-	-
Forfeited	(11,200)	1.92
Expired	(5,495)	90.66
Outstanding at June 30, 2012	164,167	$5.62	8.26	$70
Vested and expected to vest at June 30, 2012	154,970	$5.84	8.22	$65
Exercisable at June 30, 2012	79,282	$9.59	7.47	$23

A summary of non-vested restricted stock and stock units and transactions follows:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2012	165,045	$17.90
Granted	-	-
Vested	(4,496)	166.90
Forfeited	(522)	93.14
Outstanding at June 30, 2012	160,027	$13.47

There were no stock option exercises during the six month periods ending June 30, 2012 and 2011, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.  Income Tax

At both June 30, 2012 and December 31, 2011, we had approximately $2.1 million of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2012.

As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance of $72.1 million and $75.2 million as of June 30, 2012 and December 31, 2011, respectively against all of our net deferred tax assets.  Accordingly, we are not recognizing much income tax expense (benefit) related to any income or loss before income tax.  The income tax expense (benefit) was zero for the three and six month periods ending June 30, 2012.  Income tax (benefit) was $(0.26) million and $(0.27) million for the three and six month periods ending June 30, 2011, respectively.  The benefit recognized during these periods was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.

Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. For the three and six month periods ending June 30, 2011 this resulted in an income tax (benefit) of $(0.26) million in both periods.

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

On October 25, 2011, the respective Boards of Directors of the Company and the Bank entered into a Memorandum of Understanding (“MOU”) with the FRB and OFIR. The MOU largely duplicates certain of the provisions in the Board resolutions described above, but also has the following specific requirements:

●	Submission of a joint revised capital plan (the “Capital Plan”) by November 30, 2011 to maintain sufficient capital at the Company on a consolidated basis and at the Bank on a stand-alone basis;
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

We submitted our Capital Plan on a timely basis and believe that we are generally in compliance with the provisions of the MOU, however, we must still execute on certain strategies outlined in our Capital Plan.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2012 and December 31, 2011 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”)  categorization.

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2012
Total capital to risk-weighted assets
Consolidated	$183,061	12.29%	$119,150	8.00%	NA	NA
Independent Bank	185,594	12.48	118,933	8.00	$148,667	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$156,419	10.50%	$59,575	4.00%	NA	NA
Independent Bank	166,591	11.21	59,467	4.00	$89,200	6.00%

Tier 1 capital to average assets
Consolidated	$156,419	6.55%	$95,522	4.00%	NA	NA
Independent Bank	166,591	6.98	95,416	4.00	$119,270	5.00%

December 31, 2011
Total capital to risk-weighted assets
Consolidated	$174,547	11.31%	$123,470	8.00%	NA	NA
Independent Bank	175,868	11.41	123,254	8.00	$154,068	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$144,265	9.35%	$61,735	4.00%	NA	NA
Independent Bank	156,104	10.13	61,627	4.00	$92,441	6.00%

Tier 1 capital to average assets
Consolidated	$144,265	6.25%	$92,338	4.00%	NA	NA
Independent Bank	156,104	6.77	92,268	4.00	$115,335	5.00%

NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(In thousands)
Total shareholders' equity	$113,172	$102,627	$164,453	$152,987
Add (deduct)
Qualifying trust preferred securities	41,062	38,183	-	-
Accumulated other comprehensive loss	10,014	11,921	9,967	11,583
Intangible assets	(7,065)	(7,609)	(7,065)	(7,609)
Disallowed capitalized mortgage loan servicing rights	(764)	(857)	(764)	(857)
Tier 1 capital	156,419	144,265	166,591	156,104
Qualifying trust preferred securities	7,606	10,485	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	19,036	19,797	19,003	19,764
Total risk-based capital	$183,061	$174,547	$185,594	$175,868

In November, 2011, our Board adopted the Capital Plan and submitted such Capital Plan to the FRB and the OFIR. The Capital Plan was updated in February, 2012.  The FRB and OFIR have accepted such Capital Plan, assuming the execution of certain strategies and the attainment of the required Tier 1 Capital to Average Total Assets Ratio of 8%.

The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our prevailing elevated level of non-performing assets and given certain other risks and uncertainties we face. As of June 30, 2012, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met one of the minimum capital ratio goals established by our Board.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Set forth below are the actual capital ratios of our Bank as of June 30, 2012, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent		Minimum
	Bank	Minimum	Ratio
	Actual as of	Ratios	Required to
	June 30,	Established	be Well-
	2012	by our Board	Capitalized
Total Capital to Risk-Weighted Assets	12.48%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	6.98	8.00	5.00

If we are unable to achieve both minimum capital ratios set forth in our Capital Plan it may adversely affect our business and financial condition. An inability to improve our capital position could make it difficult for us to withstand continued losses. In addition, we believe that if our financial condition and performance fail to improve, we may not be able to remain well-capitalized under federal regulatory standards. In that case, our primary bank regulators may impose additional regulatory restrictions and requirements on us. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered certificates of deposit without the prior consent of the FDIC, which would likely have an adverse impact on our business and financial condition. If our regulators take more formal enforcement action against us, it would likely increase our expenses and could limit our business operations. There could be other expenses associated with a continued deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, due to our projected further decline in total assets (principally loans), our improved performance in 2012 and the impact of a pending branch sale (see note #16).

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

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of loans held for sale relating to branch sale is based on a discount provided for in the branch sale agreement (non-recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Capitalized mortgage loan servicing rights:  The fair value of capitalized mortgage loan servicing rights is based on a valuation model used by an independent third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Since the secondary servicing market has not been active since the later part of 2009, model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as nonrecurring Level 3.  At June 30, 2012 these assumptions included a weighted average (“WA”) discount rate of 10.5%, WA cost to service of $79, WA ancillary income of $44 and WA float rate of 0.96%.  Management evaluates the third party valuation for reasonableness each quarter as part of our financial reporting control processes.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivatives:  The fair value of interest rate swap agreements, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant at June 30, 2012 was estimated based on an internal update of an independent third party analysis that was performed at March 31, 2012 (the December 31, 2011 fair value was also based on an independent valuation performed at that date).  Nearly all key variables remained consistent between March 31, 2012 (the last date a third party valuation was performed) and June 30, 2012.  The internal update primarily focused on the change in our stock price during the second quarter of 2012, which was not significant.  The third party valuation uses a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock.  The simulation analysis relies on a binomial lattice model, a standard technique usually applied to the valuation of stock options. The binomial lattice maps out possible price paths of our common stock, the underlying asset of the Amended Warrant. The simulation is based on a 500-step lattice covering the term of the Amended Warrant. The binomial lattice requires specification of 14 variables, of which several are unobservable in the market including probability of a non-permitted capital raise (1.0% at June 30, 2012 and December 31, 2011), expected discount to stock price in an equity raise (10%), dollar amount of expected capital raise ($100 million) and expected time of equity raise (April, 2013 at June 30, 2012 and December 31, 2011).  As a result of these unobservable inputs, the resulting fair value of the Amended Warrant is classified as Level 3 pricing.  Changes in these variables would have an impact on the fair value of the Amended Warrant.  If the probability of a non-permitted capital raise increased to 2.5%, 5.0% or 10.0%, the value of the Amended Warrant is estimated to increase to $0.40 million, $0.45 million and $0.58 million, respectively.

Fixed assets held for sale relating to branch sale:  The fair value of fixed assets held for sale was determined based upon a value agreed upon in the branch sale agreement (non-recurring Level 2).

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
	(In thousands)
June 30, 2012:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$86	$86	$-	$-
Securities available for sale
U.S. agency	38,143	-	38,143	-
U.S. agency residential mortgage-backed	157,164	-	157,164	-
Private label residential mortgage-backed	7,679	-	7,679	-
Obligations of states and political subdivisions	40,964	-	40,964	-
Trust preferred	3,097	-	3,097	-
Loans held for sale	43,386	-	43,386	-
Derivatives (1)	1,983	-	1,983	-
Liabilities
Derivatives (2)	1,921	-	1,568	353

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,354	-	-	9,354
Impaired loans (4)
Commercial
Income producing - real estate	5,867	-	-	5,867
Land, land development & construction-real estate	3,062	-	-	3,062
Commercial and industrial	7,779	-	-	7,779
Mortgage
1-4 Family	2,256	-	-	2,256
Resort Lending	306	-	-	306
Other real estate (5)
Commercial
Income producing - real estate	860	-	-	860
Land, land development & construction-real estate	6,376	-	-	6,376
Commercial and industrial	248	-	-	248
Mortgage
1-4 Family	1,086	-	-	1,086
Resort Lending	4,824	-	-	4,824
Installment
Home equity installment - 1st lien	100	-	-	100
Loans held for sale relating to branch sale	53,180	-	53,180	-
Fixed assets held for sale relating to branch sale	8,491	-	8,491	-

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
	(In thousands)
December 31, 2011:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$77	$77	$-	$-
Securities available for sale
U.S. agency	25,017	-	25,017	-
U.S. agency residential mortgage-backed	94,206	-	94,206	-
Private label residential mortgage-backed	8,268	-	8,268	-
Obligations of states and political subdivisions	27,317	-	27,317	-
Trust preferred	2,636	-	2,636	-
Loans held for sale	44,801	-	44,801	-
Derivatives (1)	857	-	857	-
Liabilities
Derivatives (2)	1,883	-	1,709	174

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	11,004	-	-	11,004
Impaired loans (4)
Commercial
Income producing - real estate	8,022	-	-	8,022
Land, land development & construction-real estate	5,702	-	-	5,702
Commercial and industrial	5,613	-	-	5,613
Mortgage
1-4 Family	3,263	-	-	3,263
Resort Lending	1,064	-	-	1,064
Other real estate (5)
Commercial
Income producing - real estate	1,388	-	-	1,388
Land, land development & construction-real estate	7,512	-	-	7,512
Commercial and industrial	497	-	-	497
Mortgage
1-4 Family	2,079	-	-	2,079
Resort Lending	5,297	-	-	5,297
Home equity line of credit - 1st lien	53	-	-	53
Installment
Home equity installment - 1st lien	100	-	-	100
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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012 and 2011.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Six-Month
Periods Ended June 30 for Items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2012			2011
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(In thousands)
Trading securities	$9	$-	$9	$124	$-	$124
Loans held for sale	-	241	241	-	717	717

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2012 and 2011 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $9.4 million which is net of a valuation allowance of $6.8 million at June 30, 2012 and had a carrying amount of $11.0 million which is net of a valuation allowance of $6.5 million at December 31, 2011.  A recovery (charge) of $(0.9) million and $(0.2) million was included in our results of operations for the three and six month periods ending June 30, 2012, respectively and $(0.6) million and $(0.1) million during the same periods in 2011.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $27.6 million, with a valuation allowance of $8.3 million at June 30, 2012 and had a carrying amount of $33.9 million, with a valuation allowance of $10.3 million at December 31, 2011.  An additional provision for loan losses relating to impaired loans of $0.6 million and $2.2 million was included in our results of operations for the three and six month periods ending June 30, 2012, respectively and $2.9 million and $5.7 million during the same periods in 2011.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $13.5 million which is net of a valuation allowance of $10.7 million at June 30, 2012 and a carrying amount of $16.9 million which is net of a valuation allowance of $14.7 million at December 31, 2011.  An additional charge relating to ORE measured at fair value of $0.5 million and $1.2 million was included in our results of operations during the three and six month periods ended June 30, 2012, respectively and $0.8 million and $2.1 million during the same periods in 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 follows:

	(Liability)
	Amended Warrant
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$(328)	$(957)	$(174)	$(1,311)
Total gains (losses) realized and unrealized:
Included in results of operations	(25)	642	(179)	996
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$(353)	$(315)	$(353)	$(315)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(25)	$642	$(179)	$996

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

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2012	$43,386	$1,644	$41,742
December 31, 2011	44,801	1,403	43,398

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

Deposits:  Deposits without a stated maturity, including demand deposits, savings, NOW and money market accounts, have a fair value equal to the amount payable on demand.  Each of these instruments is classified as Level 1.  Deposits with a stated maturity, such as certificates of deposit have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity resulting in a Level 2 classification.  Deposits include those held for sale relating to branch sale.

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

The estimated recorded book balances and fair values follows:
	June 30, 2012
			Fair Value Measurements Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded	Fair Value	Identical	Observable	observable
	Book	Measure-	Assets	Inputs	Inputs
	Balance	ments	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and due from banks	$60,800	$60,800	$60,800	$-	$-
Interest bearing deposits	358,900	358,900	358,900	-	-
Trading securities	100	100	100	-	-
Securities available for sale	247,000	247,000	-	247,000	-
Federal Home Loan Bank and Federal Reserve Bank Stock	20,500	NA	NA	NA	NA
Net loans and loans held for sale	1,502,600	1,441,800	-	96,600	1,345,200
Accrued interest receivable	6,100	6,100	50	900	5,150
Derivative financial instruments	2,000	2,000	-	2,000	-

Liabilities
Deposits with no stated maturity	$1,617,700	$1,617,700	$1,617,700	$-	$-
Deposits with stated maturity	565,100	567,600	-	567,600	-
Other borrowings	17,900	22,000	-	22,000	-
Subordinated debentures	50,200	34,600	6,500	28,100	-
Accrued interest payable	6,200	6,200	2,500	3,700	-
Derivative financial instruments	1,900	1,900	-	1,500	400

	December 31, 2011
	Recorded
	Book	Estimated
	Balance	Fair Value
	(In thousands)
Assets
Cash and due from banks	$62,800	$62,800
Interest bearing deposits	278,300	278,300
Trading securities	80	80
Securities available for sale	157,400	157,400
Federal Home Loan Bank and Federal Reserve Bank Stock	20,800	NA
Net loans and loans held for sale	1,562,500	1,475,700
Accrued interest receivable	6,200	6,200
Derivative financial instruments	900	900

Liabilities
Deposits with no stated maturity	$1,517,300	$1,517,300
Deposits with stated maturity	568,800	571,600
Other borrowings	33,400	37,900
Subordinated debentures	50,200	16,100
Accrued interest payable	5,100	5,100
Derivative financial instruments	1,900	1,900

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

14. Contingent Liabilities

Our Mepco segment conducts its payment plan business activities across the United States. Mepco acquires the payment plans from companies (which we refer to as Mepco’s “counterparties”) at a discount from the face amount of the payment plan. Each payment plan (which are classified as payment plan receivables in our Condensed Consolidated Statements of Financial Condition) permits a consumer to purchase a vehicle service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco thereafter collects the payments from consumers. In acquiring the payment plan, Mepco generally funds a portion of the cost to the seller of the service contract and a portion of the cost to the administrator of the service contract. The administrator, in turn, pays the necessary contractual liability insurance policy (“CLIP”) premium to the insurer or risk retention group.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At June 30, 2012, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $28.9 million. This compares to a balance of $29.3 million at December 31, 2011. Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral, claims against the bankruptcy estate of a counterparty that previously represented a significant portion of Mepco’s business, and litigation against counterparties.

In some cases, Mepco requires collateral or guaranties by the principals of the counterparties to secure these refund obligations; however, this is generally only the case when no rated insurance company is involved to guarantee the repayment obligation of the seller and administrator counterparties. In most cases, there is no collateral to secure the counterparties’ refund obligations to Mepco, but Mepco has the contractual right to offset unpaid refund obligations against amounts Mepco would otherwise be obligated to fund to the counterparties. In addition, even when collateral is involved, the refund obligations of these counterparties are not fully secured. Mepco incurs losses when it is unable to fully recover funds owing to it by counterparties upon cancellation of the underlying service contracts. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.

When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expenses were $0.3 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively and $0.8 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be significantly different than the levels that we recorded during the first six months of 2012 and 2011.

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

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Beginning in December of 2009, we suspended payment of quarterly dividends. The cash dividends payable to the UST amount to approximately $4.2 million per year until December of 2013, at which time they would increase to approximately $7.5 million per year.  Because we have deferred dividends on the Series B Preferred Stock for at least six quarterly dividend periods, the UST currently has the right to elect two directors to our board. At this time, in lieu of electing such directors, the UST requested us to allow (and we have allowed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011. The UST continues to retain the right to elect two directors as described above.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “conversion rate.” This conversion rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of June 30, 2012, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 11.0 million shares of our common stock.

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

At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $8.6 million (approximately $116 per share of Series B Preferred Stock) and $6.6 million (approximately $89 per share of Series B Preferred Stock) at June 30, 2012 and December 31, 2011, respectively.  These amounts are recorded in Convertible Preferred Stock on the Condensed Consolidated Statements of Financial Condition.

The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 1.50 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. Through June 30, 2012, 0.95 million shares of our common stock were sold to Dutchess pursuant to the Investment Agreement (0.17 million shares during the second quarter of 2012, 0.43 million shares during 2011 and 0.35 million shares during the fourth quarter of 2010) for an aggregate purchase price of $2.3 million. In order to comply with Nasdaq rules, we needed shareholder approval to sell more than approximately 0.7 million more shares to Dutchess pursuant to the Investment Agreement. In April 2011, our shareholders approved a resolution at our Annual Meeting to authorize us to sell up to 2.5 million additional shares under this equity line, so we now have additional flexibility to take advantage of this contingent source of liquidity. Remaining shares approved to sell pursuant to the Investment Agreement totaled 3.1 million shares at June 30, 2012. Based on our closing stock price on June 30, 2012, additional funds available under the Investment Agreement totaled approximately $7.6 million at June 30, 2012.

16.  Branch Sale

On May 23, 2012 we executed a definitive agreement to sell 21 branches to Chemical Bank, headquartered in Midland, Michigan (the “Branch Sale”).  The branches to be sold include 6 branch locations in the Battle Creek, Michigan market area and 15 branch locations in Northeast Michigan.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We expect that the Branch Sale will result in the transfer of approximately $417.5 million of deposits to Chemical Bank in exchange for the payment of a deposit premium of approximately $12.4 million.  This represents a deposit premium of approximately 3.1% on identified core deposits. Certain non-core deposits will be transferred at no premium. Chemical Bank will also have the right to purchase certain loans associated with the branches being sold, at a discount of 1.75%.  Currently, we estimate that approximately $53.2 million of loans will be sold to Chemical Bank.  These loans are classified as held for sale in the June 30, 2012 Condensed Consolidated Statement of Financial Condition and are carried at the lower of cost or fair value.  Certain fixed assets with a fair value at June 30, 2012 of approximately $8.5 million (cost, net of accumulated depreciation of approximately $11.1 million) are expected to be sold and are also classified as held for sale in the June 30, 2012 Condensed Consolidated Statement of Financial Condition.  In addition, approximately $2.7 million of remaining unamortized intangible assets at June 30, 2012 relate to customers and deposits associated with the pending Branch Sale.  The Branch Sale is expected to be completed by the end of the third quarter of 2012, subject to customary regulatory approvals and the satisfaction of other terms and conditions of sale.

The following summarizes estimated loans and deposits related to the Branch Sale:

June 30,
2012

Loans:
Commercial	$31,729
Mortgage	8,699
Installment	13,699
Total loans	54,127
Allowance for Loan Losses	(781)
Adjustment to lower of cost or fair value	(166)
Net loans	$53,180

Deposits
Non-interest bearing	$65,059
Savings and interest bearing-checking	231,470
Retail time	123,732
Total deposits	420,261
Net adjustments	(2,740)
Net depostis	$417,521

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

On May 23, 2012 we executed a definitive agreement to sell 21 branches to Chemical Bank, headquartered in Midland, Michigan (the “Branch Sale”).  The branches to be sold include 6 branch locations in the Battle Creek, Michigan market area and 15 branch locations in Northeast Michigan.

We expect that the Branch Sale will result in the transfer of approximately $417.5 million of deposits to Chemical Bank in exchange for the payment of a deposit premium of approximately $12.4 million.  This represents a deposit premium of approximately 3.1% on identified core deposits. Certain non-core deposits will be transferred at no premium. Chemical Bank will also have the right to purchase certain loans originated at the branches being sold, at a discount of 1.75%.  Currently, we estimate that approximately $53.2 million of loans will be sold to Chemical Bank.  These loans are classified as held for sale in the June 30, 2012 Condensed Consolidated Statement of Financial Condition and are carried at the lower of cost or fair value.  The Branch Sale is expected to be completed by the end of the third quarter of 2012, subject to customary regulatory approvals and the satisfaction of other terms and conditions of sale.

Index

At the present time, based on our current forecasts and expectations and considering the above referenced Branch Sale, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of our reduction in total assets and our return to profitability during 2012. Our forecast of a return to profitability during 2012 and beyond reflects an expectation for reduced credit costs (in particular the provision for loan losses, net losses on other real estate [“ORE”] and repossessed assets and loan and collection costs) that is anticipated to be partially offset by a decline in net interest income (due primarily to a change in asset mix as higher yielding loans are expected to continue to decline and lower yielding investment securities are expected to increase as well as due to the Branch Sale). This forecast is susceptible to significant variations, particularly if the Michigan economy were to deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco Finance Corporation (“Mepco”) related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to further regulatory enforcement actions (see “Regulatory development”), a potential loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, any significant deterioration in our ability to improve our capital position would make it very difficult for us to withstand future losses that we may incur and that may be increased or made more likely as a result of economic difficulties and other factors.

In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act includes the creation of the new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that broadened the base for Federal Deposit Insurance Corporation (“FDIC”) insurance assessments; a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. The Dodd-Frank Act has had (and we expect it will continue to have) a significant impact on the banking industry, including our organization.

On June 4, 2012, the Board of Governors of the Federal Reserve System issued Notices of Proposed Rulemaking (“NPR”) – Enhancements to the Regulatory Capital Requirements (the “Proposed New Capital Requirements”).  These Proposed New Capital Requirements, if adopted as outlined in the NPR, would have a material impact on the banking industry, including our organization.  In general the Proposed New Capital Requirements would significantly increase the need for Tier 1 common equity capital and substantially impact the calculation of risk-weighted assets.  See “Liquidity and Capital Resources.”

It is against this backdrop that we discuss our results of operations for the second quarter and first six months of 2012 as compared to 2011 and our financial condition as of June 30, 2012.

Index

Results of Operations

Summary.  We recorded net income of $4.3 million and net income applicable to common stock of $3.2 million during the three months ended June 30, 2012 compared to net income of $0.04 million and a net loss applicable to common stock of $1.0 million during the comparable period in 2011.  The improvement in 2012 results as compared to 2011 primarily reflects decreases in the provision for loan losses and non-interest expenses that were partially offset by a decrease in net interest income.

We recorded net income of $7.8 million and net income applicable to common stock of $5.7 million during the six months ended June 30, 2012 compared to a net loss of $7.4 million and a net loss applicable to common stock of $9.4 million during the comparable period in 2011.  The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.

Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) (annualized) to(1)
Average assets	0.54%	(0.17)%	0.48%	(0.78)%
Average common shareholders’ equity	47.96	(11.94)	45.34	(50.84)

Net income (loss) per common share(1)
Basic	$0.38	$(0.12)	$0.66	$(1.16)
Diluted	0.11	(0.12)	0.19	(1.16)

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

Our net interest income totaled $21.8 million during the second quarter of 2012, a decrease of $1.6 million, or 6.6% from the year-ago period.  Our net interest income as a percent of average interest-earning assets (the “net interest margin”) was 4.02% during the second quarter of 2012, compared to 4.36% in the year-ago period. The net interest margin decreased due primarily to a change in asset mix, as higher yielding loans declined and lower yielding short-term investments increased.  The year-over-year decrease in net interest income was partially offset by an increase in average interest-earning assets, which rose to $2.18 billion in the second quarter of 2012 compared to $2.15 billion in the year-ago quarter.  The increase in average interest-earning assets primarily reflects a rise in securities available for sale that was partially offset by a decline in loans.

Index

For the first six months of 2012, net interest income totaled $43.9 million, a decrease of $3.9 million, or 8.2% from 2011.  The Company’s net interest margin for the first six months of 2012 decreased to 4.08% compared to 4.35% in 2011.  The reasons for the decline in net interest income for the first six months of 2012 are generally consistent with those described above for the comparative quarterly periods.

Beginning in the last half of 2009 and continuing into the first half of 2012, we increased our level of lower-yielding interest bearing cash balances and investment securities to augment our liquidity in response to our stressed financial condition (see “Liquidity and capital resources”). In addition, due to the challenges facing Mepco (see “Noninterest expense”), we have been reducing the balance of payment plan receivables beginning in late 2009 and continuing into the first half of 2012. These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%. The combination of these two items (an increase in the level of lower-yielding interest bearing cash balances and investment securities and a decrease in the level of higher-yielding loans, including payment plan receivables) has had an adverse impact on our 2012 net interest income and net interest margin.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2012 non-accrual loans averaged $47.6 million and $51.9 million, respectively compared to $56.5 million and $60.1 million, respectively for the same periods in 2011.  In addition, in the second quarter and first six months of 2012 we had net recoveries of $0.085 million and $0.054 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to a net recovery of $0.025 million and a net reversal of $0.1 million, respectively during the same periods in 2011.

Index

Average Balances and Rates

	Three Months Ended
	June 30,
	2012			2011
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,556,478	$23,623	6.09%	$1,718,171	$28,017	6.54%
Tax-exempt loans (2)	7,085	73	4.14	8,080	85	4.22
Taxable securities	261,554	933	1.43	61,407	344	2.25
Tax-exempt securities (2)	26,431	244	3.71	30,064	298	3.98
Cash – interest bearing	306,329	196	0.26	306,864	194	0.25
Other investments	20,564	186	3.64	22,852	189	3.32
Interest Earning Assets	2,178,441	25,255	4.65	2,147,438	29,127	5.43
Cash and due from banks	51,470			50,250
Other assets, net	163,096			189,472
Total Assets	$2,393,007			$2,387,160

Liabilities
Savings and NOW	$1,080,130	486	0.18	$1,013,095	608	0.24
Time deposits	571,088	1,819	1.28	680,267	3,903	2.30
Other borrowings	69,826	1,120	6.45	94,609	1,232	5.22
Interest Bearing Liabilities	1,721,044	3,425	0.80	1,787,971	5,743	1.29
Demand deposits	523,647			443,163
Other liabilities	39,630			44,674
Shareholders’ equity	108,686			111,352
Total liabilities and shareholders’ equity	$2,393,007			$2,387,160

Net Interest Income		$21,830			$23,384

Net Interest Income as a Percent of Earning Assets			4.02%			4.36%

(1)
All domestic, except for none and $0.01 million for the three months ended June 30, 2012 and 2011, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Index

Average Balances and Rates

	Six Months Ended
	June 30,
	2012			2011
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,569,460	$47,893	6.13%	$1,757,979	$57,414	6.57%
Tax-exempt loans (2)	7,162	149	4.18	8,235	172	4.21
Taxable securities	223,176	1,591	1.43	51,568	811	3.17
Tax-exempt securities (2)	26,788	540	4.05	30,508	630	4.16
Cash – interest bearing	312,452	395	0.25	338,154	426	0.25
Other investments	20,696	383	3.72	23,239	392	3.40
Interest Earning Assets	2,159,734	50,951	4.73	2,209,683	59,845	5.45
Cash and due from banks	53,776			50,568
Other assets, net	163,608			190,672
Total Assets	$2,377,118			$2,450,923

Liabilities
Savings and NOW	$1,067,013	958	0.18	$1,003,864	1,197	0.24
Time deposits	574,028	3,771	1.32	742,609	8,259	2.24
Other borrowings	76,605	2,292	6.02	99,730	2,555	5.17
Interest Bearing Liabilities	1,717,646	7,021	0.82	1,846,203	12,011	1.31
Demand deposits	513,833			446,056
Other liabilities	39,442			44,515
Shareholders’ equity	106,197			114,149
Total liabilities and shareholders’ equity	$2,377,118			$2,450,923

Net Interest Income		$43,930			$47,834

Net Interest Income as a Percent of Earning Assets			4.08%			4.35%

(1)
All domestic, except for none and $0.02 million for the six months ended June 30, 2012 and 2011, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was $1.1 million and $4.2 million during the three months ended June 30, 2012 and 2011, respectively. During the six-month periods ended June 30, 2012 and 2011, the provision was $6.2 million and $14.9 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the second quarter and first half of 2012 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2012.

Index

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $13.0 million during the three months ended June 30, 2012, a $0.6 million increase from the comparable period in 2011.  For the first six months of 2012 non-interest income totaled $27.6 million, a $2.5 million increase from the comparable period in 2011.  The year-to-date changes are generally commensurate with the quarterly changes.

Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Service charges on deposit accounts	$4,552	$4,784	$8,753	$9,066
Interchange income	2,407	2,308	4,729	4,476
Net gains (losses) on assets:
Mortgage loans	3,579	1,793	7,439	3,728
Securities	169	115	853	328
Other than temporary loss on securities available for sale:
Total impairment loss	(85)	327	(262)	(142)
Recognized in other comprehensive loss	-	(327)	-	-
Net impairment loss in earnings	(85)	-	(262)	(142)
Mortgage loan servicing	(1,088)	(126)	(352)	770
Investment and insurance commissions	648	524	1,095	1,079
Bank owned life insurance	399	464	823	889
Title insurance fees	489	318	997	791
Change in U.S. Treasury Warrant fair value	(25)	642	(179)	996
Other	1,997	1,634	3,730	3,186
Total non-interest income	$13,042	$12,456	$27,626	$25,167

Service charges on deposit accounts declined during the three- and six-month periods ended June 30, 2012, respectively, from the comparable periods in 2011.  The decrease in such service charges in 2012 principally relates to a decline in non-sufficient funds (”NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2012 compared to 2011.  The growth in interchange income primarily reflects an increase in debit card transaction volumes and PIN-based interchange fees. As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011 the Federal Reserve issued final rules (that were effective October 1, 2011) on interchange fees for debit cards. Overall, these final rules established price caps for debit card interchange fees that were approximately 50% lower than previous averages. However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule. On a long-term basis, it is not clear how competitive market factors may impact debit card issuers who are exempt from the rule. As a result, at the present time, we cannot predict if our interchange income will be lower in the future because of such price caps.

Index

Net gains on the sale of mortgage loans increased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Mortgage loans originated	$136,835	$74,612	$249,633	$170,185
Mortgage loans sold	127,013	63,369	239,154	184,857
Mortgage loans sold with servicing rights released	22,555	18,428	37,895	35,000
Net gains on the sale of mortgage loans	3,579	1,793	7,439	3,728
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.82%	2.83%	3.11%	2.02%
Fair value adjustments included in the Loan Sales Margin	0.19	0.63	0.53	(0.26)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.63% and 2.20% in the second quarters of 2012 and 2011, respectively and 2.58% and 2.28% for the comparative 2012 and 2011 year-to-date periods, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2012 was generally due to somewhat more favorable competitive conditions including wider primary-to-secondary market pricing spreads.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net securities gains totaled $0.2 million and $0.9 million during the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.3 million for the respective comparable periods in 2011.  The 2012 net securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.  The 2011 securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities and a U.S. Treasury security.

Index

We recorded net other than temporary impairment charges on securities available for sale of $0.1 million and $0.3 million during the three and six months ended June 30, 2012, respectively, and none and $0.1 million for the respective comparable periods in 2011.  These impairment charges related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated a loss of $1.1 million and $0.4 million in the second quarter and first six months of 2012, respectively, compared to a loss of $0.1 million and income of $0.8 million in the corresponding periods of 2011, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  The impairment charges incurred in the second quarters of both 2012 and 2011 primarily reflect lower mortgage loan interest rates during those quarters resulting in higher estimated future prepayment rates being used in the quarter end valuation.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$11,795	$15,531	$11,229	$14,661
Originated servicing rights capitalized	1,028	431	1,952	1,495
Amortization	(1,237)	(574)	(2,299)	(1,323)
(Increase)/decrease in impairment reserve	(935)	(647)	(231)	(92)
Balance at end of period	$10,651	$14,741	$10,651	$14,741

Impairment reserve at end of period	$6,775	$3,302	$6,775	$3,302

At June 30, 2012 we were servicing approximately $1.76 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 5.02% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2012 totaled $10.7 million, representing approximately 61 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $11.0 million at June 30, 2012.

Nearly all of our mortgage loans serviced for others at June 30, 2012 are for either Fannie Mae or Freddie Mac. If our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.

Index

Investment and insurance commissions increased on a comparative quarterly basis and were relatively flat on a year-to-date basis in 2012 compared to 2011. The quarterly increase primarily reflects a higher volume of sales of these products.  These higher sales reflect our efforts to expand this business.

Income from bank owned life insurance decreased on both a comparative quarterly and year-to-date basis in 2012 compared to 2011 primarily reflecting a lower average crediting rate on our cash surrender value due to reduced total returns on the underlying separate account assets. Our separate account is primarily invested in U.S. agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $50.1 million and $49.3 million at June 30, 2012 and December 31, 2011, respectively.

Title insurance fees were higher on both a comparative quarterly and year-to-date basis in 2012 compared to 2011 primarily as a result of an increase in mortgage lending origination volume.

Changes in the fair value of the amended warrant issued to the U.S. Department of the Treasury (“UST”) in April 2010 are recorded as a component of non-interest income. The fair value of this amended warrant is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  (See “Liquidity and capital resources.”) Two significant inputs in our valuation model for the amended warrant are our common stock price and the probability percentage of triggering anti-dilution provisions in this instrument related to certain equity transactions. The second quarter and first six months of 2012, included $0.03 million and $0.2 million of expense, respectively, related to an increase in the fair value of the warrant due primarily to a rise in our common stock price. The second quarter and first six months of 2011, included $0.6 million and $1.0 million of income, respectively, related to a decline in the fair value of the warrant due primarily to the use of a lower probability of triggering the anti-dilution provisions.  (See “Liquidity and capital resources.”)

Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2012 compared to 2011.  The increases in 2012 are due in part to improvement (earnings in 2012 compared to losses in 2011) in the performance of our private mortgage reinsurance captive of $0.3 million and $0.2 million in the second quarter and first six months of 2012, respectively. The improved 2012 performance reflects a decline in mortgage loan defaults and lower private mortgage insurance claims.  In addition, rental income (which is generated primarily on ORE properties) increased by $0.1 million and $0.2 million for the second quarter and first six months of 2012, respectively, compared to 2011.

Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense decreased by $2.4 million to $29.5 million and by $8.2 million to $57.5 million during the three- and six-month periods ended June 30, 2012, respectively, compared to the like periods in 2011.  The comparative quarterly and year-to-date decreases are primarily due to declines in loan and collection costs, vehicle service contract counterparty contingencies, net losses on ORE and repossessed assets, and credit card and bank service fees.

Index

Non-Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Compensation	$9,551	$10,020	$19,496	$19,832
Performance-based compensation	1,735	334	1,820	491
Payroll taxes and employee benefits	2,220	2,675	4,672	5,055
Compensation and employee benefits	13,506	13,029	25,988	25,378
Loan and collection	2,407	3,580	5,297	7,447
Occupancy, net	2,490	2,663	5,206	5,764
Data processing	2,450	2,415	4,789	4,725
Furniture, fixtures and equipment	1,307	1,502	2,601	2,920
Legal and professional	1,268	801	2,165	1,579
Communications	826	889	1,701	1,837
FDIC deposit insurance	816	652	1,673	1,887
Net losses on ORE and repossessed assets	633	777	1,620	2,183
Credit card and bank service fees	624	1,013	1,275	2,060
Advertising	639	670	1,195	1,224
Vehicle service contract counterparty contingencies	326	1,311	797	3,657
Supplies	340	392	734	794
Provision for loss reimbursement on sold loans	126	363	558	769
Amortization of intangible assets	272	343	544	686
Costs (recoveries) related to unfunded lending commitments	(12)	89	(59)	184
Other	1,465	1,416	1,448	2,679
Total non-interest expense	$29,483	$31,905	$57,532	$65,773

Compensation and employee benefits expenses increased by $0.5 million to $13.5 million and by $0.6 million to $26.0 million during the three- and six-month periods ended June 30, 2012, respectively, compared to 2011.  Compensation expense declined due primarily to a reduction in our average number of full time equivalent employees in 2012 compared to year ago levels.  Also payroll taxes and employee benefits declined due primarily to a decrease in medical insurance costs due to both a reduction in the number of insured employees as well as somewhat reduced claims.  However, more than offsetting the aforementioned decreases was an increase in performance based compensation due primarily to accruals recorded in the second quarter of 2012 of $1.0 million for anticipated incentive based compensation and $0.4 million for an anticipated employee stock ownership plan contribution.  These accruals were recorded because of our improved overall performance in the second quarter of 2012, which is now expected to lead to the payout of incentive based compensation.

Loan and collection expenses decreased by $1.2 million to $2.4 million and by $2.2 million to $5.3 million during the three- and six-month periods ended June 30, 2012, respectively, compared to 2011.  Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses (although still at an elevated level compared to historic norms) have declined significantly in 2012, which primarily reflects the overall decrease in the volume of problem credits (non-performing loans and “watch” credits). (See “Portfolio Loans and asset quality.”)

Index

Occupancy, net decreased on both a comparative quarterly and year-to-date basis due primarily to lower snow removal and utilities costs in 2012 which reflect an unseasonably warm winter in Michigan in 2012 as well as a reduction in the number of branch offices due to the consolidation or closing of certain locations in late 2011 and early 2012.

The current year levels of data processing, furniture, fixtures and equipment, communications, advertising and supplies were generally comparable to or lower than the prior year.  Collectively, these expense categories declined by $0.3 million, or 5.2%, and by $0.5 million, or 4.2%, during the second quarter and first six months of 2012, respectively, compared to the year ago periods due primarily to our cost reduction efforts.

Legal and professional fees increased on both a comparative quarterly and year-to-date basis.  This increase is primarily due to expenses associated with certain consulting services, various regulatory matters, the Branch Sale, and legal costs at Mepco associated with litigation being pursued against certain business counterparties.

FDIC deposit insurance expense increased on a comparative quarterly basis but declined on a year-to-date basis principally reflecting a new rate structure implemented by the FDIC, which became effective at the beginning of the second quarter of 2011. The new rate structure has a lower assessment rate but is based on total assets as compared to the prior structure that was based primarily on total deposits but had a higher assessment rate.

Net losses on ORE and repossessed assets primarily represent the loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The reduced net losses in 2012, as compared to 2011, primarily reflects some stability in real estate prices during the last twelve months, with some markets even experiencing modest price increases. However, foreclosed properties generally continue to have distressed valuations.

Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2012 compared to 2011.

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

We recorded an expense of $0.3 million and $0.8 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2012, respectively, compared to $1.3 million and $3.7 million, respectively, for the comparable periods in 2011.  The lower expense in 2012 is attributed to a decline in the actual and expected level of cancellations giving rise to potential amounts due from counterparties.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements have increased and totaled $0.2 million in 2010, $0.5 million in 2011 and $0.2 million and $0.65 million in the second quarter and first six months of 2012, respectively.  Over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements have been relatively modest, the levels of such file reviews and loss reimbursement requests have increased, particularly over the past twelve months. As a result, we have established a reserve (which totaled $1.4 million and $1.5 million at June 30, 2012 and December 31, 2011, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $7.1 million and $7.6 million at June 30, 2012 and December 31, 2011, respectively. See Note #8 to the Interim Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.  At June 30, 2012, approximately $2.7 million of the remaining unamortized intangible assets relate to customers and deposits associated with the pending Branch Sale.

Index

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Other non-interest expenses were relatively unchanged between the second quarters of 2012 and 2011, but declined by $1.2 million in the first six months of 2012 compared to the like period in 2011. This decline principally reflects the first quarter 2012 reversal of a previously established accrual at Mepco that was determined to no longer be necessary.

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

The capital initiatives detailed below under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years. As of June 30, 2012, we had federal loss carryforwards of approximately $80.3 million (which includes $0.5 million of federal capital loss carryforwards). Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 3.06%) and the sum of the values of our common shares and of our outstanding convertible preferred stock, immediately before the ownership change. In addition to limits on the use of net operating loss carryforwards, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. We are presently seeking to limit the size of any future equity offering in order to avoid triggering any Section 382 limitations.

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

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Independent Bank	$5,059	$510	$8,601	$(5,933)
Mepco	222	(207)	1,249	(582)
Other(1)	(925)	(243)	(1,966)	(802)
Elimination	(23)	(23)	(47)	(47)
Net income (loss)	$4,333	$37	$7,837	$(7,364)

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

The change in Mepco’s results is due to a decline in non-interest expenses that was partially offset by a decrease in net interest income that is due principally to a decline in payment plan receivables (see “Net interest income” and “Non-interest expense”).  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The change in other in the table above (increased loss of $0.7 million and $1.2 million in the second quarter and first six months of 2012, respectively, as compared to 2011) is due primarily to the change in the fair value of the amended warrant issued to the UST in each respective period (see “Non-interest income”).

Financial Condition

Summary.  Our total assets increased by $96.1 million during the first six months of 2012 due primarily to increases in cash and cash equivalents and securities available for sale that were partially offset by a decline in loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.46 billion at June 30, 2012, down 7.6% from $1.58 billion at December 31, 2011.  (See "Portfolio Loans and asset quality").  At June 30, 2012 we classified $53.2 million of loans and $8.5 million of fixed assets as held for sale (and valued these at the lower of cost or fair value) related to the pending Branch Sale.

Index

Deposits totaled $1.77 billion at June 30, 2012, compared to $2.09 billion at December 31, 2011.  The $320.8 million decrease in total deposits during the period is entirely due to the classification of $417.5 million of deposits (related to the pending Branch Sale) as held for sale at June 30, 2012.  Including these deposits held for sale, total deposits increased by $96.7 million during the first six months of 2012, primarily due to growth in checking and savings account balances.  Other borrowings totaled $17.9 million at June 30, 2012, a decrease of $15.5 million from December 31, 2011.  This decrease primarily reflects reduced borrowings from the Federal Home Loan Bank of Indianapolis.

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

Securities
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
June 30, 2012	$249,240	$1,761	$3,954	$247,047
December 31, 2011	161,023	1,575	5,154	157,444

Securities available for sale increased during the first six months of 2012 due primarily to the purchase of U.S. government-sponsored agency residential mortgage-backed securities, U.S. government-sponsored agency structured notes and obligations of states and political subdivisions. The securities were purchased to utilize some of the funds generated from the continued decline in Portfolio Loans as well as from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)   However, in preparation for funding needed for the pending Branch Sale we generally ceased purchasing securities available for sale in May 2012.

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

Index

We recorded net other than temporary impairment charges on securities of $0.1 million and none in the second quarters of 2012 and 2011, respectively.  We recorded net other than temporary impairment charges on securities of $0.3 million and $0.1 million in the first six months of 2012 and 2011, respectively. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  These net other than temporary impairment charges are all related to private label residential mortgage-backed securities.  (See “Non-interest income” and “Asset/liability management.”)

Sales of securities were as follows (See “Non-interest income.”):

	Six months ended
	June 30,
	2012	2011
	(In thousands)
Proceeds	$18,999	$70,322

Gross gains	$843	$279
Gross losses	-	(75)
Net impairment charges	(262)	(142)
Fair value adjustments	10	124
Net gains	$591	$186

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

Index

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

Non-performing assets(1)
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans	$44,314	$59,309
Loans 90 days or more past due and still accruing interest	739	574
Total non-performing loans	45,053	59,883
Other real estate and repossessed assets	29,504	34,042
Total non-performing assets	$74,557	$93,925

As a percent of Portfolio Loans
Non-performing loans	3.09%	3.80%
Allowance for loan losses	3.52	3.73
Non-performing assets to total assets	3.10	4.07
Allowance for loan losses as a percent of non-performing loans	113.97	98.33

(1) Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)
	June 30, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$44,573	$87,294		$131,867
Non-performing TDR’s (1)	11,298	11,538	(2)	22,836
Total	$55,871	$98,832		$154,703

	December 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$29,799	$86,770		$116,569
Non-performing TDR’s (1)	14,567	14,081	(2)	28,648
Total	$44,366	$100,851		$145,217

(1)  Included in non-performing loans in the “Non-performing assets” table above.
(2) Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Index

Non-performing loans declined by $14.8 million, or 24.8%, during the first six months of 2012 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both somewhat still weak economic conditions and soft real estate values in many parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see Note #4 to the Interim Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $131.9 million, or 9.0% of total Portfolio Loans, and $116.6 million, or 7.4% of total Portfolio Loans, at June 30, 2012 and December 31, 2011, respectively. The increase in the amount of performing TDRs in the first six months of 2012 primarily reflects an increase in commercial loan TDR’s.

ORE and repossessed assets totaled $29.5 million at June 30, 2012, compared to $34.0 million at December 31, 2011. This decrease is primarily the result of sales and write-downs of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both somewhat weak economic conditions and declines in residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home).

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 1.69% on an annualized basis in the first six months of 2012 compared to 2.58% in the first six months of 2011.  The $9.3 million decline in loan net charge-offs primarily reflects a decrease of $7.0 million for commercial loans and $1.6 million for mortgage loans. The loan net charge-offs primarily reflect our levels of non-performing loans and collateral liquidation values, particularly on residential real estate or income-producing commercial properties.

Index

Allowance for loan losses
	Six months ended
	June 30,
	2012		2011
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$58,884	$1,286	$67,915	$1,322
Additions (deduction)
Provision for loan losses	6,187	-	14,858	-
Recoveries credited to allowance	3,231	-	2,182	-
Loans charged against the allowance	(16,175)	-	(24,436)	-
Reclassification to loans held for sale	(781)	-	-	-
Addition included in non-interest expense	-	(59)	-	184
Balance at end of period	$51,346	$1,227	$60,519	$1,506

Net loans charged against the allowance to average Portfolio Loans (annualized)	1.69%		2.58%

Allocation of the Allowance for Loan Losses
	June 30,	December 31,
	2012	2011
	(In thousands)
Specific allocations	$21,730	$22,299
Other adversely rated loans	2,785	4,430
Historical loss allocations	17,408	20,682
Additional allocations based on subjective factors	9,423	11,473
Total	$51,346	$58,884

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a provision of $0.02 million and $0.04 million in the first six months of 2012 and 2011, respectively, for its provision for loan losses.  These lower provision levels are due primarily to declines ($16.1 million and $45.9 million in the first six months of 2012 and 2011, respectively) in the balance of payment plan receivables. Mepco’s allowance for loan losses totaled $0.2 million at both June 30, 2012 and December 31, 2011, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Interim Condensed Consolidated Financial Statements included within this report.

Index

The allowance for loan losses decreased $7.5 million to $51.3 million at June 30, 2012 from $58.9 million at December 31, 2011 and was equal to 3.52% of total Portfolio Loans at June 30, 2012 compared to 3.73% at December 31, 2011. All of the four components of the allowance for loan losses outlined above declined during the first six months of 2012. The specific allocations for loan losses decreased due principally to a decline in specific reserves on commercial loans.  Such reserves declined due primarily to charge-offs.  The allowance for loan losses related to other adversely rated loans decreased from December 31, 2011 to June 30, 2012 due primarily to lower levels of such loans.  The allowance for loan losses related to historical losses decreased due primarily to lower adjustments for delinquent loans as well as a decline in loan balances.  Finally, the allowance for loan losses related to subjective factors decreased due to the improvement in certain economic indicators used in computing this portion of the allowance as well as an overall decline in Portfolio Loans.  In addition to the aforementioned changes, at June 30, 2012, approximately $0.8 million in AFLL (of which $0.6 million related to historical losses and $0.2 million related to subjective factors) was reclassified to loans held for sale associated with the pending Branch Sale.

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

To attract new core deposits, we have implemented a direct mail account acquisition program as well as branch staff sales training. Our new account acquisition initiatives have historically generated increases in customer relationships. Over the past three to four years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings.  During the first six months of 2012 total deposits (including those deposits classified as held for sale and related to the pending Branch Sale) increased by $96.7 million, or 4.6%.  This increase was primarily due to growth in checking and savings account balances. (See “Liquidity and capital resources.”)

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $11.0 million and $12.6 million at June 30, 2012 and December 31, 2011, respectively. The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual assessment base and rates used during each assessment period.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index

Alternative Sources of Funds

	June 30,			December 31,
	2012			2011
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs(1)	$48,860	0.8 years	1.21%	$42,279	1.0 years	1.59%
Fixed rate FHLB advances	17,917	5.1 years	6.38	30,384	3.3 years	3.99
Variable rate FHLB advances(1)	-			3,000	2.3 years	0.51
Total	$66,777	2.0 years	2.60%	$75,663	2.0 years	2.51%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.

Other borrowings, comprised of advances from the Federal Home Loan Bank (the “FHLB”), totaled $17.9 million at June 30, 2012, compared to $33.4 million at December 31, 2011. The decrease in other borrowed funds reflects reduced borrowings from the FHLB.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2012, our use of such wholesale funding sources amounted to approximately $66.8 million, or 3.0% of total funding (deposits, including deposits held for sale, and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Additionally, we may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

If we fail to remain “well-capitalized” (under federal regulatory standards) we will be prohibited from accepting or renewing Brokered CDs, without the prior consent of the FDIC. At June 30, 2012, we had Brokered CDs of approximately $48.9 million, or 2.2% of total deposits, including deposits held for sale. Of this amount $34.7 million mature during the next twelve months. We currently have ample liquidity in the form of interest-bearing deposits at the FRB or other short-term investments to retire maturing Brokered CDs. As a result, any potential future restrictions on our ability to access Brokered CDs are not expected to adversely impact our business or financial condition.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that are in non-interest bearing transaction accounts and have unlimited deposit insurance only through December 31, 2012 (in accordance with provisions in the Dodd-Frank Act), may be particularly susceptible to outflow. At June 30, 2012 we had an estimated $127.4 million of uninsured deposits and an additional $182.7 million of deposits that were in non-interest bearing transaction accounts and fully insured only through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

Index

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part, because we could no longer get unsecured credit from our derivatives counterparties. At June 30, 2012, we had remaining one interest-rate swap with an aggregate notional amount of $10.0 million.

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

At June 30, 2012 we had $404.2 million of time deposits (including deposits held for sale) that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally $1.324 billion of our deposits (excluding deposits held for sale) at June 30, 2012 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

Index

As a result of the liquidity risks described above and in “Deposits and borrowings” and now the pending Branch Sale, we have generally maintained elevated levels of overnight cash balances in interest-bearing deposits, which totaled $358.9 million and $278.3 million at June 30, 2012 and December 31, 2011, respectively.  We expect the pending Branch Sale will require the use of approximately $330 to $340 million of interest bearing deposits or short-term securities available for sale.  We believe that we will have adequate liquidity after the Branch Sale closes despite the reduction in our cash and cash equivalents because of our remaining securities available for sale, our access to secured advances from the FHLB, our ability to issue Brokered CDs and our improved financial metrics.

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

Effective management of capital resources is critical to our mission to create value for our shareholders. The cost of capital is an important factor in creating shareholder value and, accordingly, our capital structure includes cumulative trust preferred securities and cumulative convertible preferred stock.

Capitalization
	June 30,	December 31,
	2012	2011
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ Equity
Convertible preferred stock	82,004	79,857
Common stock	249,751	248,950
Accumulated deficit	(208,569)	(214,259)
Accumulated other comprehensive loss	(10,014)	(11,921)
Total shareholders’ equity	113,172	102,627
Total capitalization	$161,840	$151,295

Index

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at June 30, 2012 and December 31, 2011, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, $41.1 million of these securities qualified as Tier 1 capital at June 30, 2012. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits will not apply to our outstanding trust preferred securities.

The Proposed New Capital Requirements described above, if adopted, would have a significant impact on our capital requirements, and include provisions that would eventually eliminate trust preferred securities as Tier 1 capital.

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

Index

Shareholders’ equity applicable to common stock increased to $31.2 million at June 30, 2012 from $22.8 million at December 31, 2011 due primarily to our net income during the first six months of 2012. Our tangible common equity (“TCE”) totaled $24.1 million and $15.2 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 1.01% at June 30, 2012 compared to 0.66% at December 31, 2011. Although our Bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of the past losses that we have incurred, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Michigan, we have taken the following actions to maintain and improve our regulatory capital ratios and preserve liquidity at our parent company level:

•	Eliminated the cash dividend on our common stock: Beginning in November 2009, we eliminated the $0.10 per share quarterly cash dividend on our common stock.

•
Deferred dividends on our preferred stock:  Beginning in December 2009, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to approximately $4.2 million per year until December of 2013, at which time they would increase to approximately $7.5 million per year.  Accrued and unpaid dividends were $8.6 million at June 30, 2012.

•
Deferred dividends on our subordinated debentures:  Beginning in December 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of June 30, 2012, amount to approximately $2.3 million per year. Accrued and unpaid dividends on trust preferred securities at June 30, 2012 and December 31, 2011 were $5.5 million and $4.4 million, respectively.

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

•	Executed a definitive agreement to sell 21 branch offices.

Many of these actions have preserved cash at our parent company as we do not expect our Bank to be able to pay any cash dividends in the near term. Dividends from the Bank are restricted by federal and state law and are further restricted by the board resolutions adopted in December 2009 (as subsequently amended) and by the Memorandum of Understanding (“MOU”) described in Note #11 to the Interim Condensed Consolidated Financial Statements included within this report. In particular, those resolutions and the MOU prohibit the Bank from paying any dividends to the parent company without the prior written approval of the FRB and the Michigan Office of Financial and Insurance Regulation (“OFIR”). Also see “Regulatory development.”

Index

Our parent company is also currently prohibited from paying any dividends on our common stock or the convertible preferred stock held by the UST or any distributions on our trust preferred securities. Although there are no specific regulations restricting dividend payments by bank holding companies (other than state corporate laws) the FRB, our primary federal regulator, has issued a policy statement on cash dividend payments. The FRB’s view is that: “an organization experiencing earnings weaknesses or other financial pressures should not maintain a level of cash dividends that exceeds its net income, that is inconsistent with the organization’s capital position, or that can only be funded in ways that may weaken the organization’s financial health.” Moreover, the resolutions adopted by our Board in 2009 and the MOU referenced above specifically prohibit the parent company from paying any dividends on our common stock or the preferred stock held by the UST or any distributions on our trust preferred securities without, in each case, the prior written approval of the FRB and the OFIR.

Payment of dividends and distributions on the outstanding common stock, convertible preferred stock, and trust preferred securities is also restricted and governed by the terms of those instruments, as follows:

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

We do not have any current plans to resume interest payments on our outstanding trust preferred securities or dividend payments on the outstanding shares of any convertible preferred stock or common stock. We do not know if or when any such payments will resume. However, as described in Note #11 to the Interim Condensed Consolidated Financial Statements included within this report, our Board adopted a Joint Revised Capital Plan (the “Capital Plan”) in November 2011 (as subsequently amended in February 2012). The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the December 2009 board resolutions referenced above (as subsequently amended).

Index

As of June 30, 2012, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards. However, the minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of June 30, 2012, the minimum capital ratios imposed by the board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards. As of June 30, 2012, our Bank’s Total Capital to Risk-Weighted Assets ratio exceeded the target of 11%.

Regulatory Capital Ratios	Independent Bank Actual at June 30, 2012	Minimum Ratios Established by our Board	Required to be Well-Capitalized
Tier 1 capital to average total assets	6.98%	8.00%	5.00%
Total capital to risk-weighted assets	12.48	11.00	10.00

The Capital Plan includes projections that reflect forecasted financial data through 2014. At the present time, based on these forecasts and our expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes, even without additional capital, primarily because of the pending Branch Sale as well as some further projected decline in total assets (principally loans). Further, credit costs have abated sufficiently so that we have returned to profitability in the first half of 2012. These forecasts are susceptible to significant variations, particularly if the Michigan economy were to further deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand continued losses that we may incur and that may be increased or made more likely as a result of continued economic difficulties and other factors. Please see page 1 of this report for cautionary information about these forward-looking statements and factors that may cause actual results to differ from our current expectations.

Our Capital Plan also outlines various contingency plans in case we do not succeed in meeting the required minimum capital ratios. These contingency plans include a possible further reduction in our assets (such as through another sale of branches, loans, and/or operating divisions or subsidiaries), more significant expense reductions than those that have already been implemented, and a sale of the Bank. These contingency plans were considered and included within the Capital Plan in recognition of the possibility that market conditions for these transactions may improve and that such transactions may be necessary or required by our regulators if we are unable to attain the required minimum capital ratios described above through other means. At the present time, as a result of the pending Branch Sale, during the second half of 2012 we expect to meet all of the required minimum capital ratios described above.

Index

In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). To date, we have sold a total of 945,209 shares (167,235 shares in the second quarter of 2012, 345,177 shares in the fourth quarter of 2010, 253,759 shares in the first quarter of 2011 and 179,038 shares in the second quarter of 2011) of our common stock to Dutchess under this equity line for total net proceeds of approximately $2.3 million. At the present time, we have shareholder approval to sell approximately 3.1 million additional shares under this equity line.

Our bank holding company and our Bank both remain “well capitalized” (as defined by banking regulations) at June 30, 2012.

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

Index

Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
June 30, 2012
200 basis point rise	$265,300	29.92%	$89,900	8.05%
100 basis point rise	237,300	16.21	86,000	3.37
Base-rate scenario	204,200	-	83,200	-
100 basis point decline	170,000	(16.75)	82,500	(0.84)

December 31, 2011
200 basis point rise	$277,500	26.08%	$91,200	6.17%
100 basis point rise	252,200	14.58	88,200	2.68
Base-rate scenario	220,100	-	85,900	-
100 basis point decline	181,700	(17.45)	85,000	(1.05)

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

Index

We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Trading securities, securities available-for-sale, loans held for sale, and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment, capitalized mortgage loan servicing rights and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets. See Note #12 to the Interim Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

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

We believe that we are generally in compliance with the provisions of the MOU, however, we must still execute on certain strategies outlined in our Capital Plan.

Management plans and expectations. Elevated credit costs, including our provision for loan losses, loan and collection costs, net losses on ORE, and losses related to vehicle service contract counterparty contingencies, resulted in substantial losses over the period from 2008 through 2011 and reduced our capital. Management continues to focus on reducing non-performing assets and returning the organization to consistent profitability as soon as possible. Management believes meaningful progress was made on these objectives in 2011 and 2010. Further, as discussed above, we have adopted a Capital Plan, which includes a series of actions designed to increase our regulatory capital ratios, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of the pending Branch Sale, some projected further decline in total assets (principally loans) and a return to profitability in 2012 and beyond. As a result of these expectations with respect to the Bank’s regulatory capital ratios, and in light of our improvements in asset quality and other positive indicators, we continue to evaluate our alternatives in connection with the timing and size of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2012, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2012, pursuant to any share repurchase plans:

				Total Number of	Remaining
				Shares Purchased	Number of
				as Part of a	Shares Authorized
	Total Number of		Average Price	Publicly	for Purchase
Period	Shares Purchased		Paid Per Share	Announced Plan	Under the Plan
April 2012	3,024	(1)	$2.26	-	NA
May 2012	1,977	(1)	3.44	-	NA
June 2012	3,487	(1)	2.93	-	NA
Total	8,488		$2.81	-	NA

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

Item 3b.  Defaults Upon Senior Securities

As of June 30, 2012, the Company was in arrears in the aggregate amount of $8.1 million with respect to the Series B Preferred Stock it issued to the U.S. Department of the Treasury as a result of the Company’s decision to defer these dividends in the fourth quarter of 2009.

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

Date	August 9, 2012	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 9, 2012	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer