Form 10-Q
period 2012-09-30
INDEPENDENT BANK CORP /MI/
filed 2012-11-09
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

Commission file number  0-7818

INDEPENDENT BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2032782
State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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
YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	8,907,390
Class	Outstanding at November 9, 2012

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

Index

Part I - Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$56,911	$62,777
Interest bearing deposits	403,633	278,331
Cash and Cash Equivalents	460,544	341,108
Trading securities	38	77
Securities available for sale	230,186	157,444
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,494	20,828
Loans held for sale, carried at fair value	41,969	44,801
Loans held for sale, carried at lower of cost or fair value	52,280	-
Loans
Commercial	603,538	651,155
Mortgage	537,107	590,876
Installment	197,736	219,559
Payment plan receivables	93,608	115,018
Total Loans	1,431,989	1,576,608
Allowance for loan losses	(48,021)	(58,884)
Net Loans	1,383,968	1,517,724
Other real estate and repossessed assets	30,347	34,042
Property and equipment, net	47,062	62,548
Bank-owned life insurance	50,493	49,271
Other intangibles	6,793	7,609
Capitalized mortgage loan servicing rights	10,205	11,229
Prepaid FDIC deposit insurance assessment	10,229	12,609
Vehicle service contract counterparty receivables, net	18,773	29,298
Property and equipment held for sale	10,148	-
Accrued income and other assets	27,303	18,818
Total Assets	$2,400,832	$2,307,406
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$485,109	$497,718
Savings and interest-bearing checking	853,603	1,019,603
Retail time	377,085	526,525
Brokered time	48,859	42,279
Total Deposits	1,764,656	2,086,125
Deposits held for sale relating to branch sale	405,850	-
Other borrowings	17,720	33,387
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	8,414	6,633
Accrued expenses and other liabilities	32,489	28,459
Total Liabilities	2,279,304	2,204,779
Shareholders' Equity
Convertible preferred stock, no par value, 200,000 shares authorized; 74,426 shares issued and outstanding at September 30, 2012 and December 31, 2011; liquidation preference: $84,099 at September 30,2012 and $81,023 at December 31, 2011	83,097	79,857
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 8,804,415 shares at September 30, 2012 and 8,491,526 shares at December 31, 2011	250,080	248,950
Accumulated deficit	(203,217)	(214,259)
Accumulated other comprehensive loss	(8,432)	(11,921)
Total Shareholders' Equity	121,528	102,627
Total Liabilities and Shareholders' Equity	$2,400,832	$2,307,406

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)
Interest Income	(In thousands, except per share amounts)
Interest and fees on loans	$23,385	$27,222	$71,427	$84,808
Interest on securities
Taxable	655	297	2,246	1,108
Tax-exempt	261	301	801	931
Other investments	432	367	1,210	1,185
Total Interest Income	24,733	28,187	75,684	88,032
Interest Expense
Deposits	2,223	3,230	6,952	12,686
Other borrowings	1,059	1,183	3,351	3,738
Total Interest Expense	3,282	4,413	10,303	16,424
Net Interest Income	21,451	23,774	65,381	71,608
Provision for loan losses	251	6,171	6,438	21,029
Net Interest Income After Provision for Loan Losses	21,200	17,603	58,943	50,579
Non-interest Income
Service charges on deposit accounts	4,739	4,623	13,492	13,689
Interchange income	2,324	2,356	7,053	6,832
Net gains (losses) on assets
Mortgage loans	4,602	2,025	12,041	5,753
Securities	301	(57)	1,154	271
Other than temporary impairment loss on securities
Total impairment loss	(70)	(4)	(332)	(146)
Loss recognized in other comprehensive loss	-	-	-	-
Net impairment loss recognized in earnings	(70)	(4)	(332)	(146)
Mortgage loan servicing	(364)	(2,655)	(716)	(1,885)
Title insurance fees	482	299	1,479	1,090
(Increase) decrease in fair value of U.S. Treasury warrant	(32)	29	(211)	1,025
Other	2,560	2,639	8,208	7,793
Total Non-interest Income	14,542	9,255	42,168	34,422
Non-interest Expense
Compensation and employee benefits	13,610	12,654	39,598	38,032
Loan and collection	2,832	2,658	8,129	10,105
Occupancy, net	2,482	2,651	7,688	8,415
Data processing	2,492	2,502	7,281	7,227
Furniture, fixtures and equipment	1,194	1,308	3,795	4,228
Legal and professional	952	751	3,117	2,330
FDIC deposit insurance	816	885	2,489	2,772
Communications	785	863	2,486	2,700
Net losses on other real estate and repossessed assets	291	1,931	1,911	4,114
Advertising	647	740	1,842	1,964
Credit card and bank service fees	433	869	1,708	2,929
Vehicle service contract counterparty contingencies	281	1,345	1,078	5,002
Write-down of property and equipment held for sale	860	-	860	-
Provision for loss reimbursement on sold loans	193	251	751	1,020
Costs (recoveries) related to unfunded lending commitments	(538)	(172)	(597)	12
Other	1,966	2,226	4,692	6,385
Total Non-interest Expense	29,296	31,462	86,828	97,235
Income (Loss) Before Income Tax	6,446	(4,604)	14,283	(12,234)
Income tax benefit	-	(482)	-	(748)
Net Income (Loss)	$6,446	$(4,122)	$14,283	$(11,486)
Preferred stock dividends and discount accretion	1,093	1,043	3,241	3,102
Net Income (Loss) Applicable to Common Stock	$5,353	$(5,165)	$11,042	$(14,588)
Net Income (Loss) Per Common Share
Basic	$.61	$(.61)	$1.28	$(1.78)
Diluted	.16	(.61)	.36	(1.78)
Dividends Per Common Share
Declared	$.00	$.00	$.00	$.00
Paid	.00	.00	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$6,446	$(4,122)	$14,283	$(11,486)
Other comprehensive income (loss), before tax
Available for sale securities
Unrealized gain arising during period	909	357	2,543	930
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	770	(220)	1,103	191
Reclassification adjustment for other than temporary impairment included in earnings	70	4	332	146
Reclassification adjustments for (gains) included in earnings	(350)	-	(1,193)	(204)
Unrealized gains recognized in other comprehensive income on available for sale securities	1,399	141	2,785	1,063

Derivative instruments
Unrealized loss arising during period	(54)	(215)	(129)	(478)
Reclassification adjustment for expense recognized in earnings	92	200	397	603
Reclassification adjustment for accretion on settled derivatives	145	145	436	514
Unrealized gains recognized in other comprehensive income on derivative instruments	183	130	704	639
Other comprehensive income, before tax	1,582	271	3,489	1,702
Income tax expense related to components of other comprehensive income (loss)	-	95	-	596
Other comprehensive income	1,582	176	3,489	1,106
Comprehensive income (loss)	$8,028	$(3,946)	$17,772	$(10,380)

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2012	2011
	(unaudited - In thousands)
Net Income (Loss)	$14,283	$(11,486)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	378,804	270,796
Disbursements for loans held for sale	(363,931)	(243,654)
Net decrease in loans held for sale relating to branch sale	900	-
Net decrease in deposits held for sale relating to branch sale	(11,671)	-
Provision for loan losses	6,438	21,029
Deferred loan fees	(501)	(428)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(3,532)	(9,303)
Write-down of property and equipment held for sale	860	-
Net gains on mortgage loans	(12,041)	(5,753)
Net gains on securities	(1,154)	(271)
Securities impairment recognized in earnings	332	146
Net losses on other real estate and repossessed assets	1,911	4,114
Vehicle service contract counterparty contingencies	1,078	5,002
Share based compensation	572	762
Increase (decrease) in accrued income and other assets	(5,434)	6,714
Increase in accrued expenses and other liabilities	3,957	1,017
Total Adjustments	(3,412)	50,171
Net Cash from Operating Activities	10,871	38,685
Cash Flow from Investing Activities
Proceeds from the sale of securities available for sale	37,176	70,322
Proceeds from the maturity of securities available for sale	66,868	2,308
Principal payments received on securities available for sale	18,214	5,524
Purchases of securities available for sale	(192,382)	(104,052)
Redemption of Federal Home Loan Bank stock	-	2,397
Redemption of Federal Reserve Bank stock	334	228
Net decrease in portfolio loans (loans originated, net of principal payments)	75,148	150,436
Proceeds from the collection of vehicle service contract counterparty receivables	7,413	1,438
Proceeds from the sale of other real estate and repossessed assets	14,062	14,241
Capital expenditures	(3,775)	(2,124)
Net Cash from Investing Activities	23,058	140,718
Cash Flow from (used in) Financing Activities
Net increase (decrease) in total deposits	98,836	(173,197)
Net increase (decrease) in other borrowings	3	(3)
Proceeds from Federal Home Loan Bank advances	12,000	19,000
Payments of Federal Home Loan Bank advances	(27,670)	(54,303)
Net increase (decrease) in vehicle service contract counterparty payables	1,781	(1,805)
Proceeds from issuance of common stock	557	1,335
Net Cash from (used in) Financing Activities	85,507	(208,973)
Net Increase (Decrease) in Cash and Cash Equivalents	119,436	(29,570)
Cash and Cash Equivalents at Beginning of Period	341,108	385,374
Cash and Cash Equivalents at End of Period	$460,544	$355,804
Cash paid during the period for
Interest	$8,647	$15,475
Income taxes	198	26
Transfers to other real estate and repossessed assets	9,110	12,971
Transfer of payment plan receivables to vehicle service contract counterparty receivables	1,225	9,239
Transfers to loans held for sale	54,127	-
Transfers to deposits held for sale	420,261	-
Transfers to fixed assets held for sale	12,611	-

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Nine months ended
	September 30,
	2012	2011
	(unaudited)
	(In thousands)
Balance at beginning of period	$102,627	$119,085
Net income (loss)	14,283	(11,486)
Issuance of common stock	557	1,335
Share based compensation	572	762
Net change in accumulated other comprehensive loss, net of related tax effect	3,489	1,106
Balance at end of period	$121,528	$110,802

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2012 and December 31, 2011, and the results of operations for the three and nine-month periods ended September 30, 2012 and 2011.  The results of operations for the three and nine-month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2011 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

3.  Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2012
U.S. agency	$45,615	$77	$55	$45,637
U.S. agency residential mortgage-backed	131,427	1,204	11	132,620
Private label residential mortgage-backed	9,503	-	1,201	8,302
Obligations of states and political subdivisions	39,733	699	71	40,361
Trust preferred	4,702	-	1,436	3,266
Total	$230,980	$1,980	$2,774	$230,186

December 31, 2011
U.S. agency	$24,980	$58	$21	$25,017
U.S. agency residential mortgage-backed	93,415	1,007	216	94,206
Private label residential mortgage-backed	11,066	-	2,798	8,268
Obligations of states and political subdivisions	26,865	510	58	27,317
Trust preferred	4,697	-	2,061	2,636
Total	$161,023	$1,575	$5,154	$157,444

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

September 30, 2012
U.S. agency	$13,065	$55	$-	$-	$13,065	$55
U.S. agency residential mortgage-backed	2,653	1	10,264	10	12,917	11
Private label residential mortgage-backed			8,300	1,201	8,300	1,201
Obligations of states and political subdivisions	7,387	71			7,387	71
Trust preferred			3,266	1,436	3,266	1,436
Total	$23,105	$127	$21,830	$2,647	$44,935	$2,774

December 31, 2011
U.S. agency	$9,974	$21	$-	$-	$9,974	$21
U.S. agency residential mortgage-backed	42,500	216	-	-	42,500	216
Private label residential mortgage-backed	163	90	8,102	2,708	8,265	2,798
Obligations of states and political subdivisions	-	-	1,729	58	1,729	58
Trust preferred	591	1,218	2,045	843	2,636	2,061
Total	$53,228	$1,545	$11,876	$3,609	$65,104	$5,154

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

U.S. agency and U.S. agency residential mortgage-backed securities — at September 30, 2012 we had three U.S. agency and three U.S. agency residential mortgage-backed securities whose fair market value is less than amortized cost.  The U.S. Agency securities were purchased on September 28, 2012 and the impairment is primarily attributed to bid-offer spread.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at September 30, 2012 we had eight securities whose fair value is less than amortized cost.  Two of the issues are rated by a major rating agency as investment grade while four are below investment grade and two are split rated.  Four of these bonds have impairment in excess of 10% and all of these holdings have been impaired for more than 12 months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.  Prices for these bonds did improve notably during the third quarter of 2012, due in part to the Federal Reserve Bank’s recent announcement of a third round of quantitative easing and improving fundamentals in the housing market.  The underlying loans within these securities include Jumbo (74%) and Alt A (26%) at September 30, 2012.

	September 30, 2012		December 31, 2011
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$6,128	$(879)	$6,454	$(1,937)
Alt-A	2,174	(322)	1,814	(861)

Seven of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 22% to 58% of the collateral pool. Typical exposure levels to California (median exposure is 47%) are consistent with overall market collateral characteristics. Three transactions have modest exposure to Florida, ranging from 5% to 7% and one transaction has modest exposure to Nevada (5%). The underlying collateral pools do not have meaningful exposure to Arizona, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, six transactions have concentrations in loans that pay interest only for a specified period of time and will fully amortize thereafter ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (22%), senior (43%), senior support (25%) and mezzanine (10%). The mezzanine class is from a seasoned transaction (97 months) with a significant level of subordination (8.69%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In addition to the review discussed above, all private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans considers contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 12% to 18% CPR which is at the lower end of historically observed speeds for seasoned ARM collateral. For fixed rate collateral (one transaction), the prepayment speeds are projected to rise modestly.

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

At September 30, 2012 three below investment grade private label residential mortgage-backed securities with fair values of $3.6 million, $1.9 million and $0.1 million, respectively and unrealized losses of $0.4 million, $0.1 million and $0.03 million, respectively (amortized cost of $4.0 million, $2.0 million and $0.1 million, respectively) had losses that were considered other than temporary.

The underlying loans in the first transaction are 30 year fixed rate jumbos with an average FICO of 744 and an average loan-to-value ratio of 72%. The loans backing this transaction were originated in 2007 and this is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.715 million of cumulative credit related OTTI as of September 30, 2012 on this security.   $0.070 million and $0.004 million of this credit related OTTI was recognized in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2012 and 2011, respectively and $0.240 million and $0.056 million of this credit related OTTI was recognized during the nine months ended September 30, 2012 and 2011, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The underlying loans in the second transaction are 30 year hybrid ARM Alt-A with an average FICO of 717 and an average loan-to-value ratio of 78%. The loans backing this transaction were originated in 2005.  The bond is a super senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral.  The cash flow analysis described above calculated $0.457 million of cumulative credit related OTTI as of September 30, 2012 on this security.   There was no credit related OTTI recognized in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2012 and 2011 while $0.032 million and zero of this credit related OTTI was recognized during the nine months ended September 30, 2012 and 2011, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

The underlying loans in the third transaction are 30 year hybrid ARM jumbos with an average FICO of 738 and an average loan-to-value ratio of 57%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral.  The cash flow analysis described above calculated $0.380 million of cumulative credit related OTTI as of September 30, 2012 on this security.   There was no credit related OTTI recognized in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2012 and 2011, while $0.060 million and $0.090 million of this credit related OTTI was recognized during the nine months ended September 30, 2012 and 2011, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income (loss) during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2012 we had seven municipal securities whose fair value is less than amortized cost. The unrealized losses are largely attributed to widening of market spreads.  Six of the impaired securities are rated by a major rating agency as investment grade.  The non rated security has a periodic internal credit review according to established procedures. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at September 30, 2012 we had four securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and the absence of a liquid functioning secondary market.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

One of the four securities is rated by two major rating agencies as investment grade, while one is rated below investment grade by two major rating agencies and the other two are non-rated. The non-rated issues are relatively small banks and were never rated. The issuers of these non-rated trust preferred securities, which had a total amortized cost of $2.8 million and total fair value of $1.8 million as of September 30, 2012, continue to have satisfactory credit metrics and one continues to make interest payments.  One non-rated issue began deferring dividend payments in the third quarter of 2011 apparently due to an increase in non-performing assets.  Nevertheless, this issuer continues to have satisfactory capital measures and interim profitability.

The following table breaks out our trust preferred securities in further detail as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues	$1,474	$(421)	$1,405	$(484)
Unrated issues - no OTTI	1,792	(1,015)	1,231	(1,577)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded credit related OTTI charges in earnings on securities available for sale of $0.070 million and $0.004 during the three month periods ended September 30, 2012 and 2011, respectively and $0.332 million and $0.146 million during the nine month periods ended September 30, 2012 and 2011, respectively (see discussion above).

A roll forward of credit losses recognized in earnings on securities available for sale for the three and nine month periods ended September 30, follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$1,732	$852	$1,470	$710
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	70	4	332	146
Balance at end of period	$1,802	$856	$1,802	$856

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at September 30, 2012, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$1,620	$1,633
Maturing after one year but within five years	6,604	6,818
Maturing after five years but within ten years	25,922	26,106
Maturing after ten years	55,904	54,707
	90,050	89,264
U.S. agency residential mortgage-backed	131,427	132,620
Private label residential mortgage-backed	9,503	8,302
Total	$230,980	$230,186

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ended September 30, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2012	$37,176	$1,193	$-
2011	70,322	279	75

(1)	Losses in 2012 and 2011 exclude $0.332 million and $0.146 million, respectively of credit related OTTI recognized in earnings.

During 2012 and 2011 our trading securities consisted of various preferred stocks.  During the first nine months of 2012 and 2011 we recognized gains (losses) on trading securities of ($0.039) million and $0.067 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts, relate to gains (losses)  recognized on trading securities still held at each respective period end.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2012
Balance at beginning of period	$15,476	$21,271	$4,981	$195	$9,423	$51,346
Additions (deductions)
Provision for loan losses	18	1,839	(849)	(17)	(740)	251
Recoveries credited to allowance	782	303	287	-	-	1,372
Loans charged against the allowance	(2,619)	(1,720)	(793)	13	-	(5,119)
Reclassification to loans held for sale	16	136	133	-	(114)	171
Balance at end of period	$13,673	$21,829	$3,759	$191	$8,569	$48,021

2011
Balance at beginning of period	$17,697	$23,152	$6,289	$346	$13,035	$60,519
Additions (deductions)
Provision for loan losses	3,335	2,642	693	6	(505)	6,171
Recoveries credited to allowance	229	247	421	1	-	898
Loans charged against the allowance	(4,330)	(3,254)	(1,131)	(53)	-	(8,768)
Balance at end of period	$16,931	$22,787	$6,272	$300	$12,530	$58,820

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2012
Balance at beginning of period	$18,183	$22,885	$6,146	$197	$11,473	$58,884
Additions (deductions)
Provision for loan losses	2,708	6,644	(331)	6	(2,589)	6,438
Recoveries credited to allowance	2,178	1,423	1,002	-	-	4,603
Loans charged against the allowance	(9,242)	(9,067)	(2,973)	(12)	-	(21,294)
Reclassification to loans held for sale	(154)	(56)	(85)	-	(315)	(610)
Balance at end of period	$13,673	$21,829	$3,759	$191	$8,569	$48,021

2011
Balance at beginning of period	$23,836	$22,642	$6,769	$389	$14,279	$67,915
Additions (deductions)
Provision for loan losses	9,378	10,975	2,374	51	(1,749)	21,029
Recoveries credited to allowance	960	987	1,128	5	-	3,080
Loans charged against the allowance	(17,243)	(11,817)	(3,999)	(145)	-	(33,204)
Balance at end of period	$16,931	$22,787	$6,272	$300	$12,530	$58,820

During the third quarter of 2012 we implemented a refinement in the calculation methodology for the historical loss component of our allowance for loan losses relating to homogenous mortgage and installment loan groups.  This refinement now uses borrower credit scores and portfolio segment as well as a migration analysis to estimate a probability of default.  For homogenous mortgage and installment loans a probability of default for each homogenous pool is calculated by way of credit score migration.  Historical loss data for each homogenous pool coupled with the associated probability of default is utilized to calculate an expected loss allocation rate.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$8,368	$13,094	$1,597	$-	$-	$23,059
Collectively evaluated for impairment	5,305	8,735	2,162	191	8,569	24,962
Total ending allowance balance	$13,673	$21,829	$3,759	$191	$8,569	$48,021

Loans
Individually evaluated for impairment	$63,711	$90,580	$7,505	$-		$161,796
Collectively evaluated for impairment	541,588	449,084	191,011	93,608		1,275,291
Total loans recorded investment	605,299	539,664	198,516	93,608		1,437,087
Accrued interest included in recorded investment	1,761	2,557	780	-		5,098
Total loans	$603,538	$537,107	$197,736	$93,608		$1,431,989

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$10,252	$10,285	$1,762	$-	$-	$22,299
Collectively evaluated for impairment	7,931	12,600	4,384	197	11,473	36,585
Total ending allowance balance	$18,183	$22,885	$6,146	$197	$11,473	$58,884

Loans
Individually evaluated for impairment	$58,674	$93,702	$7,554	$-		$159,930
Collectively evaluated for impairment	594,665	499,919	212,907	115,018		1,422,509
Total loans recorded investment	653,339	593,621	220,461	115,018		1,582,439
Accrued interest included in recorded investment	2,184	2,745	902	-		5,831
Total loans	$651,155	$590,876	$219,559	$115,018		$1,576,608

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
September 30, 2012
Commercial
Income producing - real estate	$-	$7,742	$7,742
Land, land development and construction - real estate	-	4,598	4,598
Commercial and industrial	3	7,174	7,177
Mortgage
1-4 family	59	10,498	10,557
Resort lending	-	4,713	4,713
Home equity line of credit - 1st lien	-	607	607
Home equity line of credit - 2nd lien	-	709	709
Installment
Home equity installment - 1st lien	-	1,045	1,045
Home equity installment - 2nd lien	-	837	837
Loans not secured by real estate	-	648	648
Other	-	1	1
Payment plan receivables
Full refund	-	102	102
Partial refund	-	98	98
Other	-	13	13
Total recorded investment	$62	$38,785	$38,847
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2011
Commercial
Income producing - real estate	$490	$13,788	$14,278
Land, land development and construction - real estate	43	6,990	7,033
Commercial and industrial	-	7,984	7,984
Mortgage
1-4 family	54	15,929	15,983
Resort lending	-	8,819	8,819
Home equity line of credit - 1st lien	-	523	523
Home equity line of credit - 2nd lien	-	889	889
Installment
Home equity installment - 1st lien	-	1,542	1,542
Home equity installment - 2nd lien	-	1,023	1,023
Loans not secured by real estate	-	880	880
Other	-	4	4
Payment plan receivables
Full refund	-	491	491
Partial refund	-	424	424
Other	-	23	23
Total recorded investment	$587	$59,309	$59,896
Accrued interest included in recorded investment	$13	$-	$13

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2012
Commercial
Income producing - real estate	$3,543	$441	$4,606	$8,590	$205,666	$214,256
Land, land development and construction - real estate	301	1,871	1,090	3,262	40,310	43,572
Commercial and industrial	1,292	495	3,451	5,238	342,233	347,471
Mortgage
1-4 family	3,532	1,343	10,557	15,432	282,731	298,163
Resort lending	206	154	4,713	5,073	169,633	174,706
Home equity line of credit - 1st lien	271	-	607	878	18,811	19,689
Home equity line of credit - 2nd lien	602	90	709	1,401	45,705	47,106
Installment
Home equity installment - 1st lien	767	235	1,045	2,047	31,545	33,592
Home equity installment - 2nd lien	239	139	837	1,215	40,739	41,954
Loans not secured by real estate	862	204	648	1,714	118,514	120,228
Other	18	8	1	27	2,715	2,742
Payment plan receivables
Full refund	2,272	620	102	2,994	82,868	85,862
Partial refund	178	94	98	370	7,089	7,459
Other	12	7	13	32	255	287
Total recorded investment	$14,095	$5,701	$28,477	$48,273	$1,388,814	$1,437,087
Accrued interest included in recorded investment	$117	$48	$-	$165	$4,933	$5,098

December 31, 2011
Commercial
Income producing - real estate	$1,701	$937	$6,408	$9,046	$264,620	$273,666
Land, land development and construction - real estate	487	66	2,720	3,273	51,453	54,726
Commercial and industrial	1,861	1,132	3,516	6,509	318,438	324,947
Mortgage
1-4 family	3,507	1,418	15,983	20,908	294,771	315,679
Resort lending	2,129	932	8,819	11,880	184,943	196,823
Home equity line of credit - 1st lien	96	196	523	815	24,705	25,520
Home equity line of credit - 2nd lien	506	159	889	1,554	54,045	55,599
Installment
Home equity installment - 1st lien	757	264	1,542	2,563	41,239	43,802
Home equity installment - 2nd lien	676	365	1,023	2,064	51,224	53,288
Loans not secured by real estate	1,173	463	880	2,516	117,661	120,177
Other	36	10	4	50	3,144	3,194
Payment plan receivables
Full refund	2,943	951	491	4,385	99,284	103,669
Partial refund	380	200	424	1,004	9,918	10,922
Other	23	24	23	70	357	427
Total recorded investment	$16,275	$7,117	$43,245	$66,637	$1,515,802	$1,582,439
Accrued interest included in recorded investment	$160	$105	$13	$278	$5,553	$5,831

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	September 30,	December 31,
	2012	2011
Impaired loans with no allocated allowance	(In thousands)
TDR	$26,094	$26,945
Non - TDR	417	423
Impaired loans with an allocated allowance
TDR - allowance based on collateral	18,071	20,142
TDR - allowance based on present value cash flow	108,312	98,130
Non - TDR - allowance based on collateral	8,361	13,773
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$161,255	$159,413

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$5,370	$6,004
TDR - allowance based on present value cash flow	15,246	12,048
Non - TDR - allowance based on collateral	2,443	4,247
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$23,059	$22,299

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	September 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$1,806	$2,672	$-	$4,626	$6,386	$-
Land, land development & construction-real estate	3,468	3,456	-	219	243	-
Commercial and industrial	3,634	4,144	-	3,593	3,677	-
Mortgage
1-4 family	6,891	9,079	-	6,975	9,242	-
Resort lending	5,933	6,386	-	7,156	7,680	-
Home equity line of credit - 1st lien	15	32	-	-	-	-
Home equity line of credit - 2nd lien	44	118	-	134	211	-
Installment
Home equity installment - 1st lien	2,026	2,201	-	2,100	2,196	-
Home equity installment - 2nd lien	2,226	2,225	-	1,987	1,987	-
Loans not secured by real estate	550	622	-	637	688	-
Other	22	21	-	24	24	-
	26,615	30,956	-	27,451	32,334	-
With an allowance recorded:
Commercial
Income producing - real estate	25,530	28,980	2,813	22,781	29,400	3,642
Land, land development & construction-real estate	9,367	11,847	2,279	12,362	14,055	3,633
Commercial and industrial	19,906	23,882	3,276	15,093	18,357	2,977
Mortgage
1-4 family	59,389	61,071	8,868	61,214	63,464	7,716
Resort lending	18,261	18,500	4,195	18,159	19,351	2,534
Home equity line of credit - 1st lien	47	46	31	64	73	35
Home equity line of credit - 2nd lien	-	-	-	-	-	-
Installment
Home equity installment - 1st lien	1,298	1,348	639	1,232	1,293	660
Home equity installment - 2nd lien	1,108	1,119	877	1,421	1,458	1,062
Loans not secured by real estate	275	284	81	153	156	40
Other	-	-	-	-	-	-
	135,181	147,077	23,059	132,479	147,607	22,299
Total
Commercial
Income producing - real estate	27,336	31,652	2,813	27,407	35,786	3,642
Land, land development & construction-real estate	12,835	15,303	2,279	12,581	14,298	3,633
Commercial and industrial	23,540	28,026	3,276	18,686	22,034	2,977
Mortgage
1-4 family	66,280	70,150	8,868	68,189	72,706	7,716
Resort lending	24,194	24,886	4,195	25,315	27,031	2,534
Home equity line of credit - 1st lien	62	78	31	64	73	35
Home equity line of credit - 2nd lien	44	118	-	134	211	-
Installment
Home equity installment - 1st lien	3,324	3,549	639	3,332	3,489	660
Home equity installment - 2nd lien	3,334	3,344	877	3,408	3,445	1,062
Loans not secured by real estate	825	906	81	790	844	40
Other	22	21	-	24	24	-
Total	$161,796	$178,033	$23,059	$159,930	$179,941	$22,299

Accrued interest included in recorded investment	$541			$517

(1)	There were no impaired payment plan receivables at September 30, 2012 or December 31, 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ended September 30, follows:

	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$1,827	$15	$2,214	$65
Land, land development & construction-real estate	3,131	61	188	13
Commercial and industrial	3,483	58	1,711	83
Mortgage
1-4 family	7,271	80	9,042	82
Resort lending	5,923	52	8,877	99
Home equity line of credit - 1st lien	19	-	-	-
Home equity line of credit - 2nd lien	45	-	124	-
Installment
Home equity installment - 1st lien	2,063	20	2,053	24
Home equity installment - 2nd lien	2,233	29	2,133	24
Loans not secured by real estate	540	8	737	11
Other	22	1	26	-
	26,557	324	27,105	401
With an allowance recorded:
Commercial
Income producing - real estate	26,233	207	19,789	30
Land, land development & construction-real estate	9,785	31	7,356	(9)
Commercial and industrial	20,749	136	10,445	(49)
Mortgage
1-4 family	59,322	626	61,934	668
Resort lending	18,411	212	18,522	109
Home equity line of credit - 1st lien	47	1	47	-
Home equity line of credit - 2nd lien	-	-	10	-
Installment
Home equity installment - 1st lien	1,348	11	1,421	14
Home equity installment - 2nd lien	1,130	13	1,421	16
Loans not secured by real estate	277	2	131	2
Other	-	-	-	-
	137,302	1,239	121,076	781
Total
Commercial
Income producing - real estate	28,060	222	22,003	95
Land, land development & construction-real estate	12,916	92	7,544	4
Commercial and industrial	24,232	194	12,156	34
Mortgage
1-4 family	66,593	706	70,976	750
Resort lending	24,334	264	27,399	208
Home equity line of credit - 1st lien	66	1	47	-
Home equity line of credit - 2nd lien	45	-	134	-
Installment
Home equity installment - 1st lien	3,411	31	3,474	38
Home equity installment - 2nd lien	3,363	42	3,554	40
Loans not secured by real estate	817	10	868	13
Other	22	1	26	-
Total	$163,859	$1,563	$148,181	$1,182

(1)	There were no impaired payment plan receivables during the three month periods ended September 30, 2012 and 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ended September 30, follows:

	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$2,713	$45	$2,806	$95
Land, land development & construction-real estate	2,360	97	712	40
Commercial and industrial	3,755	104	2,694	100
Mortgage
1-4 family	7,274	229	8,964	296
Resort lending	6,339	178	7,900	322
Home equity line of credit - 1st lien	9	-	-	-
Home equity line of credit - 2nd lien	67	2	115	2
Installment
Home equity installment - 1st lien	1,945	72	1,919	72
Home equity installment - 2nd lien	2,047	80	2,021	73
Loans not secured by real estate	533	21	588	27
Other	23	2	13	1
	27,065	830	27,732	1,028
With an allowance recorded:
Commercial
Income producing - real estate	24,228	474	17,820	152
Land, land development & construction-real estate	10,680	136	9,195	60
Commercial and industrial	18,227	406	10,603	92
Mortgage
1-4 family	59,793	1,926	63,210	2,019
Resort lending	18,355	582	22,648	505
Home equity line of credit - 1st lien	57	2	24	1
Home equity line of credit - 2nd lien	24	-	11	-
Installment
Home equity installment - 1st lien	1,487	41	1,453	42
Home equity installment - 2nd lien	1,367	38	1,478	46
Loans not secured by real estate	227	7	172	3
Other	-	-	-	-
	134,445	3,612	126,614	2,920
Total
Commercial
Income producing - real estate	26,941	519	20,626	247
Land, land development & construction-real estate	13,040	233	9,907	100
Commercial and industrial	21,982	510	13,297	192
Mortgage
1-4 family	67,067	2,155	72,174	2,315
Resort lending	24,694	760	30,548	827
Home equity line of credit - 1st lien	66	2	24	1
Home equity line of credit - 2nd lien	91	2	126	2
Installment
Home equity installment - 1st lien	3,432	113	3,372	114
Home equity installment - 2nd lien	3,414	118	3,499	119
Loans not secured by real estate	760	28	760	30
Other	23	2	13	1
Total	$161,510	$4,442	$154,346	$3,948

(1)	There were no impaired payment plan receivables during the nine month periods ended September 30, 2012 and 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $163.9 million and $148.2 million for the three-month periods ended September 30, 2012 and 2011, respectively and $161.5 million and $154.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ended September 30, 2012 and 2011 was approximately $1.6 million and $1.2 million, respectively and was approximately $4.4 million and $3.9 million during the nine months ended September 30, 2012 and 2011, respectively .

Troubled debt restructurings follow:

	September 30, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$44,061	$88,441		$132,502
Non-performing TDR's(1)	10,738	9,237	(2)	19,975
Total	$54,799	$97,678		$152,477

	December 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$29,799	$86,770		$116,569
Non-performing TDR's(1)	14,567	14,081	(2)	28,648
Total	$44,366	$100,851		$145,217

(1)	Included in non-performing loans table shown previously.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

The Company has allocated $20.6 million and $18.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively.

During the three and nine months ended September 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
2012	(Dollars in thousands)
Commercial
Income producing - real estate	4	$626	$545
Land, land development & construction-real estate	2	460	523
Commercial and industrial	10	631	558
Mortgage
1-4 family	10	1,870	1,656
Resort lending	7	1,575	1,562
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	4	137	98
Home equity installment - 2nd lien	2	59	56
Loans not secured by real estate	2	22	21
Other	-	-	-
Total	41	$5,380	$5,019

2011
Commercial
Income producing - real estate	5	$6,579	$6,370
Land, land development & construction-real estate	1	1,900	1,804
Commercial and industrial	-	-	-
Mortgage
1-4 family	6	1,603	1,629
Resort lending	4	1,515	1,501
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	4	98	99
Home equity installment - 2nd lien	-	-	-
Loans not secured by real estate	5	67	68
Other	-	-	-
Total	25	$11,762	$11,471

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
2012	(Dollars in thousands)
Commercial
Income producing - real estate	18	$8,894	$8,736
Land, land development & construction-real estate	5	3,347	3,436
Commercial and industrial	43	8,827	8,453
Mortgage
1-4 family	58	7,738	7,330
Resort lending	29	7,529	7,356
Home equity line of credit - 1st lien	1	15	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	14	561	521
Home equity installment - 2nd lien	16	604	590
Loans not secured by real estate	12	299	278
Other	-	-	-
Total	196	$37,814	$36,700

2011
Commercial
Income producing - real estate	16	$14,793	$13,928
Land, land development & construction-real estate	3	5,111	1,893
Commercial and industrial	10	1,129	1,111
Mortgage
1-4 family	59	7,663	7,540
Resort lending	27	7,474	7,393
Home equity line of credit - 1st lien	1	45	47
Home equity line of credit - 2nd lien	1	23	19
Installment
Home equity installment - 1st lien	18	475	470
Home equity installment - 2nd lien	14	464	450
Loans not secured by real estate	23	411	404
Other	-	-	-
Total	172	$37,588	$33,255

The troubled debt restructurings described above for 2012 increased the allowance for loan losses by $0.4 million and resulted in zero charge offs during the three months ended September 30, 2012, respectively and increased the allowance by $1.5 million and resulted in $0.4 million charge offs during the nine months ended September 30, 2012, respectively.

The troubled debt restructurings described above for 2011 increased the allowance for loan losses by $0.1 million and resulted in charge offs of $0.3 million during the three months ended September 30, 2011, respectively and increased the allowance by $0.7 million and resulted in charge offs of $3.8 million during the nine months ended September 30, 2011, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended September 30 follow:

	Number of	Recorded
	Contracts	Balance
2012	(Dollars in thousands)
Commercial
Income producing - real estate	2	$827
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	2	468
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	4	$1,295

2011
Commercial
Income producing - real estate	1	$136
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	4	607
Resort lending	1	340
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	1	46
Loans not secured by real estate	-	-
Other	-	-
	7	$1,129

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the nine-month periods ended September 30 follows:

	Number of	Recorded
	Contracts	Balance
2012	(Dollars in thousands)
Commercial
Income producing - real estate	2	$827
Land, land development & construction-real estate	1	136
Commercial and industrial	7	520
Mortgage
1-4 family	2	148
Resort lending	3	584
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	1	26
Home equity installment - 2nd lien	1	20
Loans not secured by real estate	-	-
Other	-	-
	17	$2,261

2011
Commercial
Income producing - real estate	3	$1,042
Land, land development & construction-real estate	1	1,222
Commercial and industrial	-	-
Mortgage
1-4 family	8	1,024
Resort lending	5	1,128
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	1	19
Home equity installment - 2nd lien	4	264
Loans not secured by real estate	-	-
Other	-	-
	22	$4,699

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2012 increased the allowance for loan losses by $0.7 million and resulted in zero charge offs during the three months ended September 30, 2012, respectively  and increased the allowance for loan losses by $0.7 million and resulted in charge offs of $0.4 million during the nine months ended September 30, 2012, respectively.

The troubled debt restructurings that subsequently defaulted described above for 2011 increased the allowance for loan losses by $0.2 million and resulted in charge offs of $0.1 million during the three months ended September 30, 2011, respectively and decreased the allowance for loan losses by $0.4 million and resulted in charge offs of $1.5 million during the nine months ended September 30, 2011, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the three and nine months ended September 30, 2012 and 2011 that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
September 30, 2012
Income producing - real estate	$166,740	$37,261	$2,513	$7,742	$214,256
Land, land development and construction - real estate	31,129	5,172	2,673	4,598	43,572
Commercial and industrial	294,232	30,032	16,033	7,174	347,471
Total	$492,101	$72,465	$21,219	$19,514	$605,299
Accrued interest included in total	$1,430	$240	$91	$-	$1,761

December 31, 2011
Income producing - real estate	$201,655	$52,438	$5,785	$13,788	$273,666
Land, land development and construction - real estate	33,515	9,421	4,800	6,990	54,726
Commercial and industrial	275,245	27,783	13,935	7,984	324,947
Total	$510,415	$89,642	$24,520	$28,762	$653,339
Accrued interest included in total	$1,677	$381	$126	$-	$2,184

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For each of our mortgage and consumer segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
September 30, 2012
800 and above	$23,203	$19,052	$2,586	$5,282	$50,123
750-799	58,758	64,803	5,871	13,757	143,189
700-749	57,904	46,530	3,476	9,033	116,943
650-699	59,330	23,087	2,347	8,432	93,196
600-649	34,130	10,136	2,578	4,507	51,351
550-599	27,993	6,786	1,326	2,941	39,046
500-549	22,506	2,888	885	2,308	28,587
Under 500	8,961	847	468	668	10,944
Unknown	5,378	577	152	178	6,285
Total	$298,163	$174,706	$19,689	$47,106	$539,664
Accrued interest included in total	$1,392	$808	$101	$256	$2,557

December 31, 2011
800 and above	$26,509	$17,345	$4,062	$6,317	$54,233
750-799	63,746	76,381	8,058	16,892	165,077
700-749	55,047	53,210	4,280	12,131	124,668
650-699	54,579	21,579	2,854	7,909	86,921
600-649	40,977	12,750	2,485	5,066	61,278
550-599	29,732	10,698	1,547	3,466	45,443
500-549	28,573	3,716	1,615	2,758	36,662
Under 500	12,434	565	539	886	14,424
Unknown	4,082	579	80	174	4,915
Total	$315,679	$196,823	$25,520	$55,599	$593,621
Accrued interest included in total	$1,404	$928	$123	$290	$2,745

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
September 30, 2012
800 and above	$3,900	$3,741	$19,738	$46	$27,425
750-799	8,350	11,554	46,222	551	66,677
700-749	5,507	9,231	23,674	711	39,123
650-699	5,813	7,541	14,369	592	28,315
600-649	3,791	4,666	6,685	497	15,639
550-599	3,309	2,489	3,269	170	9,237
500-549	2,164	1,786	2,802	125	6,877
Under 500	710	939	793	24	2,466
Unknown	48	7	2,676	26	2,757
Total	$33,592	$41,954	$120,228	$2,742	$198,516
Accrued interest included in total	$144	$160	$453	$23	$780

December 31, 2011
800 and above	$5,466	$5,047	$18,245	$70	$28,828
750-799	11,651	16,475	41,501	572	70,199
700-749	6,899	10,693	23,174	883	41,649
650-699	7,144	8,407	15,646	673	31,870
600-649	4,943	5,412	7,599	434	18,388
550-599	3,435	3,221	4,573	270	11,499
500-549	3,021	3,145	3,011	183	9,360
Under 500	1,160	854	1,391	50	3,455
Unknown	83	34	5,037	59	5,213
Total	$43,802	$53,288	$120,177	$3,194	$220,461
Accrued interest included in total	$176	$208	$489	$29	$902

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of September 30, 2012, approximately 91.7% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 8.0% of Mepco’s outstanding payment plan receivables as of September 30, 2012, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
September 30, 2012
AM Best rating
A +	$-	$-	$149	$149
A	29,211	4,657	-	33,868
A-	18,001	2,802	-	20,803
B +	162	-	-	162
B	-	-	-	-
Not rated	38,488	-	138	38,626
Total	$85,862	$7,459	$287	$93,608

December 31, 2011
AM Best rating
A +	$-	$118	$7	$125
A	32,461	165	269	32,895
A-	27,056	10,639	-	37,695
B +	1,390	-	-	1,390
B	-	-	-	-
Not rated	42,762	-	151	42,913
Total	$103,669	$10,922	$427	$115,018

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments as of or for the three-month and nine-month periods ended September 30 follows:

As of or for the three months ended September 30,

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
2012
Total assets	$2,252,476	$145,690	$178,098	$(175,432)	$2,400,832
Interest income	21,057	3,676	-	-	24,733
Net interest income	19,380	2,806	(735)	-	21,451
Provision for loan losses	270	(19)	-	-	251
Income (loss) before income tax	6,988	405	(923)	(24)	6,446
Net income (loss)	7,125	268	(923)	(24)	6,446

2011
Total assets	$2,116,134	$202,034	$168,422	$(169,217)	$2,317,373
Interest income	22,913	5,274	-	-	28,187
Net interest income	20,474	3,982	(682)	-	23,774
Provision for loan losses	6,165	6	-	-	6,171
Loss before income tax	(3,594)	(150)	(836)	(24)	(4,604)
Net loss	(3,164)	(96)	(838)	(24)	(4,122)

(1)	Includes amounts relating to our parent company and certain insignificant operations.
(2)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

As of or for the nine months ended September 30,

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
2012
Total assets	$2,252,476	$145,690	$178,098	$(175,432)	$2,400,832
Interest income	64,452	11,232	-	-	75,684
Net interest income	59,085	8,487	(2,191)	-	65,381
Provision for loan losses	6,436	2	-	-	6,438
Income (loss) before income tax	14,945	2,298	(2,889)	(71)	14,283
Net income (loss)	15,726	1,517	(2,889)	(71)	14,283

2011
Total assets	$2,116,134	$202,034	$168,422	$(169,217)	$2,317,373
Interest income	71,226	16,806	-	-	88,032
Net interest income	61,078	12,556	(2,026	-	71,608
Provision for loan losses	20,986	43	-	-	21,029
Loss before income tax	(9,463)	(1,062)	(1,638)	(71)	(12,234)
Net loss	(9,097)	(678)	(1,640)	(71)	(11,486)

(1)Includes amounts relating to our parent company and certain insignificant operations.
(2)Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    Earnings Per Common Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income (loss) applicable to common stock	$5,353	$(5,165)	$11,042	$(14,588)
Convertible preferred stock dividends	1,093	-	3,241	-
Net income (loss) applicable to common stock for calculation of diluted earnings per share(1) (2)	$6,446	$(5,165)	$14,283	$(14,588)

Weighted average shares outstanding	8,779	8,401	8,637	8,209
Effect of convertible preferred stock	30,523	42,452	30,523	42,452
Restricted stock units	221	140	167	116
Stock units for deferred compensation plan for non-employee directors	81	7	54	7
Effect of stock options	9	-	-	-
Weighted average shares outstanding for calculation of diluted earnings per share(1)	39,613	51,000	39,381	50,784
Net income (loss) per common share
Basic	$.61	$(.61)	$1.28	$(1.78)
Diluted(2)	.16	(.61)	.36	(1.78)

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

Weighted average stock options outstanding that were not included in weighted average shares outstanding for calculation of diluted earnings per share because they were anti-dilutive totaled 0.1 million and 0.2 million for the three-month periods ended September 30, 2012 and 2011, respectively and totaled 0.2 million and 0.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The warrant to purchase 346,154 shares of our common stock (see Note #15) was not included in weighted average shares outstanding for calculation of diluted earnings per share in all periods in 2012 and 2011 as it was anti-dilutive.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2012
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
Cash Flow Hedges - Pay fixed interest-rate swap agreements	$10,000	2.3	$(835)

No hedge designation
Mandatory commitments to sell mortgage loans	$62,883	0.1	$2,787
Rate-lock mortgage loan commitments	101,482	0.1	(1,475)
Amended Warrant	2,504	6.2	(385)
Total	$166,869	0.2	$927

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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.4 million, of unrealized losses on Cash Flow Hedges at September 30, 2012 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized as interest expense.  The maximum term of any Cash Flow Hedge at September 30, 2012 is 2.3 years.

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2012		2011		2012		2011
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$835	Other liabilities	$1,103
Total						835		1,103

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$2,787	Other assets	$857
Mandatory commitments to sell mortgage loans	Other assets	-		-		1,475	Other liabilities	606

Amended Warrant		-		-	Other liabilities	385	Other liabilities	174
Total		2,787		857		1,860		780
Total derivatives		$2,787		$857		$2,695		$1,883

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated	Gain (Loss)
	Recognized in		Other	Reclassified from
	Other		Comprehensive	Accumulated Other
	Comprehensive		Income into	Comprehensive		Location of	Gain (Loss)
	Income (Loss)		Income	Loss into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income
	2012	2011	Portion)	2012	2011	in Income (1)	2012	2011
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(54)	$(215)	Interest expense	$(237)	$(345)		$-	$3
Interest-rate cap agreements	-	-	Interest expense	-	-		-	-
Total	$(54)	$(215)		$(237)	$(345)		$-	$3

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$804	$369
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(779)	(339)
Amended warrant						(Increase) decrease in fair value of U.S. Treasury warrant	(32)	29
Total							$(7)	$59

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
Location of
Gain (Loss)
Reclassified
from
Gain (Loss)	Accumulated	Gain (Loss)
Recognized in	Other	Reclassified from
Other	Comprehensive	Accumulated Other
Comprehensive	Income into	Comprehensive	Location of	Gain (Loss)
Income (Loss)	Income	Loss into Income	Gain (Loss)	Recognized
(Effective Portion)	(Effective	(Effective Portion)	Recognized	in Income
2012	2011	Portion)	2012	2011	in Income (1)	2012	2011
(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(129)	$(508)	Interest expense	$(833)	$(1,102)	$-	$-
Interest-rate cap agreements	-	30	Interest expense	-	(15)	-	-
Total	$(129)	$(478)	$(833)	$(1,117)	$-	$-

No hedge designation
Rate-lock mortgage loan commitments	Net mortgage loan gains	$1,930	$468
Mandatory commitments to sell mortgage loans	Net mortgage loan gains	(869)	(1,635)
Amended warrant	(Increase) decrease in fair value of U.S. Treasury warrant	(211)	1,025
Total	$850	$(142)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

8.  Intangible Assets

Other intangible assets, net of amortization, were comprised of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Amortized other intangible assets - core deposits	$31,326	$24,533	$31,326	$23,717

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2017 and thereafter in the following table.

(In thousands)

Three months ended December 31, 2012	$272
Year ending December 31:
2013	1,078
2014	801
2015	613
2016	613
2017 and thereafter	3,416
Total	$6,793

9.  Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of September 30, 2012.  The non-employee director stock purchase plan permits the grant of additional share based payments for up to 0.3 million shares of common stock as of September 30, 2012.  Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period.  Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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

During the third quarter of 2012, we issued 0.22 million restricted stock units to six of our executive officers.  These restricted stock units do not vest for a minimum of three years and until we repay in full our obligations related to the Troubled Asset Relief Program (“TARP”).  During the first quarter of 2011, we issued 0.14 million restricted stock units to five of our executive officers.  These restricted stock units do not vest for a minimum of two years and until we repay in full our obligations related to the TARP.

During the third quarter of 2012, pursuant to our performance-based compensation plans we granted 0.1 million stock options to certain officers, none of whom is a named executive officer.  The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant.  We use the Black Scholes option pricing model to measure compensation cost for stock options.  We also estimate expected forfeitures over the vesting period.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Beginning in the second quarter of 2011 our directors elected to receive their quarterly cash retainer fees in the form of common stock currently (or on a deferred basis pursuant to a deferred compensation and stock purchase plan).  Shares equal in value to each director’s quarterly cash retainer are issued each quarter and vest immediately.  We have issued 0.17 million shares and 0.08 million shares to directors during the first nine months of 2012 and 2011, respectively and expensed their value during those same periods.

Total compensation expense recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $0.2 million and $0.3 million during the three and nine month periods ended September 30, 2012, and was $0.3 million and $0.7 million during the same periods in 2011.  The corresponding tax benefit relating to this expense was zero for the three and nine month periods ended September 30, 2012 and 2011, respectively.  Total expense recognized for non-employee director share based payments was $0.1 million in both three month periods ended September 30, 2012 and 2011 and $0.3 million and $0.2 million in the nine month periods ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $1.4 million.  The weighted-average period over which this amount will be recognized is 2.8 years.

A summary of outstanding stock option grants and transactions follows:

	Nine-months ended September 30, 2012
			Weighted- Average Remaining	Aggregated
	Number of Shares	Average Exercise Price	Contractual Term (years)	Intrinsic Value (in thousands)

Outstanding at January 1, 2012	180,862	$7.98
Granted	113,400	2.70
Exercised	(1,401)	1.92
Forfeited	(11,666)	1.92
Expired	(5,495)	90.66
Outstanding at September 30, 2012	275,700	$4.45	8.67	$100
Vested and expected to vest at September 30, 2012	253,972	$4.62	8.60	$94
Exercisable at September 30, 2012	77,881	$9.73	7.04	$32

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of non-vested restricted stock and stock units and transactions follows:

	2012
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2012	165,045	$17.90
Granted	221,147	2.78
Vested	(4,496)	166.90
Forfeited	(522)	93.14
Outstanding at September 30, 2012	381,174	$7.27

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2012 follows:

Expected dividend yield	0.74%
Risk-free interest rate	0.88
Expected life (in years)	6.00
Expected volatility	100.00%
Per share weighted-average fair value	$2.02

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

The following summarizes certain information regarding options exercised during the three- and nine-month periods ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Intrinsic value	$1	$-	$1	$-
Cash proceeds received	$3	$-	$3	$-
Tax benefit realized	$-	$-	$-	$-

10.  Income Tax

At both September 30, 2012 and December 31, 2011, we had approximately $2.1 million of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2012.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance of $69.2 million and $75.2 million as of September 30, 2012 and December 31, 2011, respectively against all of our net deferred tax assets.  Accordingly, we are not recognizing much income tax expense (benefit) related to any income or loss before income tax.  The income tax expense (benefit) was zero for the three and nine month periods ended September 30, 2012.  Income tax (benefit) was $(0.48) million and $(0.75) million for the three and nine month periods ended September 30, 2011, respectively.  The benefit recognized during these periods was primarily the result of current period adjustments to other comprehensive income (“OCI”), net of state income tax expense and adjustments to the deferred tax asset valuation allowance.  In addition, the three- and nine-month periods in 2011 included the benefit of a favorable tax adjustment ($0.09 million) relating to an Internal Revenue Service review and interest ($0.13 million) relating to a refund.

Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income (loss). However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. For the three and nine month periods ended September 30, 2011 this resulted in an income tax (benefit) of $(0.23) million and $(0.49) million, respectively.

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

The substance of all of the resolutions described above was developed in conjunction with discussions held with the FRB and the OFIR. Based on those discussions, we acted proactively to adopt the resolutions described above to address those areas of the Bank’s financial condition and operations that we believed most required our focus at that time.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2012 and December 31, 2011 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”)  categorization.

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2012
Total capital to risk-weighted assets
Consolidated	$189,627	12.98%	$116,898	8.00%	NA	NA
Independent Bank	192,779	13.22	116,682	8.00	$145,853	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$165,638	11.34%	$58,449	4.00%	NA	NA
Independent Bank	174,171	11.94	58,341	4.00	$87,512	6.00%

Tier 1 capital to average assets
Consolidated	$165,638	6.92%	$95,732	4.00%	NA	NA
Independent Bank	174,171	7.29	95,626	4.00	$119,533	5.00%

December 31, 2011
Total capital to risk-weighted assets
Consolidated	$174,547	11.31%	$123,470	8.00%	NA	NA
Independent Bank	175,868	11.41	123,254	8.00	$154,068	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$144,265	9.35%	$61,735	4.00%	NA	NA
Independent Bank	156,104	10.13	61,627	4.00	$92,441	6.00%

Tier 1 capital to average assets
Consolidated	$144,265	6.25%	$92,338	4.00%	NA	NA
Independent Bank	156,104	6.77	92,268	4.00	$115,335	5.00%

NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
	(In thousands)
Total shareholders' equity	$121,528	$102,627	$173,283	$152,987
Add (deduct)
Qualifying trust preferred securities	43,320	38,183	-	-
Accumulated other comprehensive loss	8,432	11,921	8,530	11,583
Intangible assets	(6,793)	(7,609)	(6,793)	(7,609)
Disallowed capitalized mortgage loan servicing rights	(849)	(857)	(849)	(857)
Tier 1 capital	165,638	144,265	174,171	156,104
Qualifying trust preferred securities	5,348	10,485	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,641	19,797	18,608	19,764
Total risk-based capital	$189,627	$174,547	$192,779	$175,868

In November, 2011, our Board adopted the Capital Plan and submitted such Capital Plan to the FRB and the OFIR. The Capital Plan was updated in February, 2012.  The FRB and OFIR have accepted such Capital Plan, assuming the execution of certain strategies and the attainment of the required Tier 1 Capital to Average Total Assets Ratio of 8%.

The primary objective of our Capital Plan is to achieve and thereafter maintain the minimum capital ratios required by the Board resolutions adopted in December 2009 (as subsequently amended). The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential continuing losses based on our prevailing elevated level of non-performing assets and given certain other risks and uncertainties we face. As of September 30, 2012, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met one of the minimum capital ratio goals established by our Board.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Set forth below are the actual capital ratios of our Bank as of September 30, 2012, the minimum capital ratios imposed by the Board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent		Minimum
	Bank	Minimum	Ratio
	Actual as of	Ratios	Required to
	September 30,	Established	be Well-
	2012	by our Board	Capitalized
Total Capital to Risk-Weighted Assets	13.22%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	7.29	8.00	5.00

If we are unable to achieve both minimum capital ratios set forth in our Capital Plan it may adversely affect our business and financial condition. An inability to improve our capital position could make it difficult for us to withstand future losses. In addition, we believe that if our financial condition and performance deteriorate, we may not be able to remain well-capitalized under federal regulatory standards. In that case, our primary bank regulators may impose additional regulatory restrictions and requirements on us. If we fail to remain well-capitalized under federal regulatory standards, we will be prohibited from accepting or renewing brokered certificates of deposit without the prior consent of the FDIC, which would likely have an adverse impact on our business and financial condition. If our regulators take more formal enforcement action against us, it would likely increase our expenses and could limit our business operations. There could be other expenses associated with a deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, due to our projected further decline in total assets (principally loans), our improved performance in 2012 and the impact of a pending branch sale (see Note #16).

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Capitalized mortgage loan servicing rights:  The fair value of capitalized mortgage loan servicing rights is based on a valuation model used by an independent third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Since the secondary servicing market has not been active since the later part of 2009, model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as nonrecurring Level 3.  At September 30, 2012 these assumptions included a weighted average (“WA”) discount rate of 11.0%, WA cost to service of $84, WA ancillary income of $44 and WA float rate of 0.76%.  Management evaluates the third party valuation for reasonableness each quarter as part of our financial reporting control processes.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivatives:  The fair value of interest rate swap agreements, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant at September 30, 2012 was estimated based on an internal update of an independent third party analysis that was performed at March 31, 2012 (the December 31, 2011 fair value was also based on an independent valuation performed at that date).  Nearly all key variables remained consistent between March 31, 2012 (the last date a third party valuation was performed) and September 30, 2012.  The internal update primarily focused on the change in our stock price during the second and third quarters of 2012, which was not significant.  The third party valuation uses a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock.  The simulation analysis relies on a binomial lattice model, a standard technique usually applied to the valuation of stock options. The binomial lattice maps out possible price paths of our common stock, the underlying asset of the Amended Warrant. The simulation is based on a 500-step lattice covering the term of the Amended Warrant. The binomial lattice requires specification of 14 variables, of which several are unobservable in the market including probability of a non-permitted capital raise (1.0% at September 30, 2012 and December 31, 2011), expected discount to stock price in an equity raise (10%), dollar amount of expected capital raise ($100 million) and expected time of equity raise (April, 2013 at September 30, 2012 and December 31, 2011).  As a result of these unobservable inputs, the resulting fair value of the Amended Warrant is classified as Level 3 pricing.  Changes in these variables would have an impact on the fair value of the Amended Warrant.  If the probability of a non-permitted capital raise increased to 2.5%, 5.0% or 10.0%, the value of the Amended Warrant is estimated to increase to $0.43 million, $0.48 million and $0.61 million, respectively.

Property and equipment held for sale:  The fair value of property and equipment held for sale relating to the branch sale was determined based upon a value agreed upon in the branch sale agreement (non-recurring Level 2) and property and equipment held for sale relating to our branch consolidation was based on recent offers (non-recurring Level 2) and appraisals (non-recurring Level 3).

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
	(In thousands)
September 30, 2012:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$38	$38	$-	$-
Securities available for sale
U.S. agency	45,637	-	45,637	-
U.S. agency residential mortgage-backed	132,620	-	132,620	-
Private label residential mortgage-backed	8,302	-	8,302	-
Obligations of states and political subdivisions	40,361	-	40,361	-
Trust preferred	3,266	-	3,266	-
Loans held for sale	41,969	-	41,969	-
Derivatives (1)	2,787	-	2,787	-
Liabilities
Derivatives (2)	2,695	-	2,310	385

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,855	-	-	8,855
Impaired loans (4)
Commercial
Income producing - real estate	4,862	-	-	4,862
Land, land development &construction-real estate	3,074	-	-	3,074
Commercial and industrial	7,622	-	-	7,622
Mortgage
1-4 Family	2,822	-	-	2,822
Resort Lending	239	-	-	239
Other real estate (5)
Commercial
Income producing - real estate	2,157	-	-	2,157
Land, land development &construction-real estate	5,193	-	-	5,193
Mortgage
1-4 Family	591	-	-	591
Resort Lending	4,636	-	-	4,636
Installment
Home equity installment - 1st lien	104	-	-	104
Loans held for sale relating to branch sale	52,280	-	52,280	-
Property and equipment held for sale	10,148	-	9,825	323
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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 and 2011.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Nine-Month
Periods Ended September 30 for Items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2012			2011
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(In thousands)
Trading securities	$(39)	$-	$(39)	$67	$-	$67
Loans held for sale	-	587	587	-	807	807

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2012 and 2011 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.9 million which is net of a valuation allowance of $7.2 million at September 30, 2012 and had a carrying amount of $11.0 million which is net of a valuation allowance of $6.5 million at December 31, 2011.  A recovery (charge) of $(0.4) million and $(0.6) million was included in our results of operations for the three and nine month periods ended September 30, 2012, respectively and $(3.1) million and $(3.2) million during the same periods in 2011.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $26.4 million, with a valuation allowance of $7.8 million at September 30, 2012 and had a carrying amount of $33.9 million, with a valuation allowance of $10.3 million at December 31, 2011.  An additional provision for loan losses relating to impaired loans of $0.3 million and $1.9 million was included in our results of operations for the three and nine month periods ended September 30, 2012, respectively and $2.7 million and $6.6 million during the same periods in 2011.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $12.7 million which is net of a valuation allowance of $10.0 million at September 30, 2012 and a carrying amount of $16.9 million which is net of a valuation allowance of $14.7 million at December 31, 2011.  An additional charge relating to ORE measured at fair value of $1.1 million and $1.5 million was included in our results of operations during the three and nine month periods ended September 30, 2012, respectively and $2.1 million and $4.1 million during the same periods in 2011.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•
Property and equipment held for sale, which is measured using the fair value of the assets, had a carrying amount of $10.1 million, which is net of a valuation allowance of $3.3 million at September 30, 2012.  A charge relating to property and equipment measured at fair value of $0.9 million was included in our results of operations during the three and nine month periods ended September 30, 2012.  There were no such balances at December 31, 2011 or charges during the three and nine month periods ended September 30, 2011.

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30 follows:

	(Liability)
	Amended Warrant
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Beginning balance	$(353)	$(315)	$(174)	$(1,311)
Total gains (losses) realized and unrealized:
Included in results of operations	(32)	29	(211)	1,025
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$(385)	$(286)	$(385)	$(286)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(32)	$29	$(211)	$1,025

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

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2012	$41,969	$1,990	$39,979
December 31, 2011	44,801	1,403	43,398

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

The estimated recorded book balances and fair values follows:

	September 30, 2012
			Fair Value Measurements Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded	Fair Value	Identical	Observable	observable
	Book	Measure-	Assets	Inputs	Inputs
	Balance	ments	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and due from banks	$56,911	$56,911	$56,911	$-	$-
Interest bearing deposits	403,633	403,633	403,633	-	-
Trading securities	38	38	38	-	-
Securities available for sale	230,186	230,186	-	230,186	-
Federal Home Loan Bank and Federal Reserve Bank Stock	20,494	NA	NA	NA	NA
Net loans and loans held for sale	1,478,217	1,437,327	-	94,249	1,343,078
Accrued interest receivable	6,557	6,557	151	954	5,452
Derivative financial instruments	2,787	2,787	-	2,787	-

Liabilities
Deposits with no stated maturity	$1,630,166	$1,630,166	$1,630,166	$-	$-
Deposits with stated maturity	543,124	545,395	-	545,395	-
Other borrowings	17,720	21,805	-	21,805	-
Subordinated debentures	50,175	39,078	7,362	31,716	-
Accrued interest payable	6,761	6,761	2,735	4,026	-
Derivative financial instruments	2,695	2,695	-	2,310	385

	December 31, 2011
	Recorded
	Book	Estimated
	Balance	Fair Value
	(In thousands)
Assets
Cash and due from banks	$62,777	$62,777
Interest bearing deposits	278,331	278,331
Trading securities	77	77
Securities available for sale	157,444	157,444
Federal Home Loan Bank and Federal Reserve Bank Stock	20,828	NA
Net loans and loans held for sale	1,562,525	1,475,738
Accrued interest receivable	6,243	6,243
Derivative financial instruments	857	857

Liabilities
Deposits with no stated maturity	$1,517,321	$1,517,321
Deposits with stated maturity	568,804	571,552
Other borrowings	33,387	37,907
Subordinated debentures	50,175	16,138
Accrued interest payable	5,106	5,106
Derivative financial instruments	1,883	1,883

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At September 30, 2012, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $18.8 million. This compares to a balance of $29.3 million at December 31, 2011. Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral and litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expenses were $0.3 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively and $1.1 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We apply a rigorous process, based upon observable contract activity and past experience, to estimate probable incurred losses and quantify the necessary reserves for our vehicle service contract counterparty contingencies, but there can be no assurance that our modeling process will successfully identify all such losses. As a result, we could record future losses associated with vehicle service contract counterparty contingencies that may be significantly different than the levels that we recorded during the first nine months of 2012 and 2011.

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

We are also involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our Condensed Consolidated Financial Statements.  The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.4 million.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit, this maximum amount may change in the future.

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

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Beginning in December of 2009, we suspended payment of quarterly dividends. The cash dividends payable to the UST amount to approximately $4.2 million per year until December of 2013, at which time they would increase to approximately $7.6 million per year.  Because we have deferred dividends on the Series B Preferred Stock for at least six quarterly dividend periods, the UST currently has the right to elect two directors to our board. At this time, in lieu of electing such directors, the UST requested us to allow (and we have allowed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011. The UST continues to retain the right to elect two directors as described above.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “conversion rate.” This conversion rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of September 30, 2012, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 11.2 million shares of our common stock.

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

At the time any Series B Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $9.7 million (approximately $130 per share of Series B Preferred Stock) and $6.6 million (approximately $89 per share of Series B Preferred Stock) at September 30, 2012 and December 31, 2011, respectively.  These amounts are recorded in Convertible Preferred Stock on the Condensed Consolidated Statements of Financial Condition.

The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date).  If the Series B Preferred Stock is redeemed the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable Conversion Rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Preferred Stock shares originally issued to the UST, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).  In addition to the terms of the Series B Preferred Stock discussed above, the UST updated its Frequently Asked Questions regarding the Capital Purchase Program (“CPP”) as of March 1, 2012 to permit any CPP participant to repay its investment, in part, subject to a minimum repayment of the greater of (i) 5% of the aggregate liquidation amount of the preferred stock issued to the UST or (ii) $100,000.  Under this updated guidance, we could repay a minimum of approximately $3.7 million, subject to the approval of the Board of Governors of the Federal Reserve System, in a partial redemption of the Series B Preferred Stock.

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of up to 1.50 million shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price would be at a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. Through September 30, 2012, 0.97 million shares of our common stock were sold to Dutchess pursuant to the Investment Agreement (0.02 million shares during the third quarter of 2012, 0.17 million shares during the second quarter of 2012, 0.43 million shares during 2011 and 0.35 million shares during the fourth quarter of 2010) for an aggregate purchase price of $2.4 million. In order to comply with Nasdaq rules, we needed shareholder approval to sell more than approximately 0.7 million more shares to Dutchess pursuant to the Investment Agreement. In April 2011, our shareholders approved a resolution at our Annual Meeting to authorize us to sell up to 2.5 million additional shares under this equity line, so we now have additional flexibility to take advantage of this contingent source of liquidity. Remaining shares approved to sell pursuant to the Investment Agreement totaled 3.0 million shares at September 30, 2012. Based on our closing stock price on September 30, 2012, additional funds available under the Investment Agreement totaled approximately $8.2 million at September 30, 2012.

16.  Branch Sale

On May 23, 2012 we executed a definitive agreement to sell 21 branches to Chemical Bank, headquartered in Midland, Michigan (the “Branch Sale”).  The branches to be sold include 6 branch locations in the Battle Creek, Michigan market area and 15 branch locations in Northeast Michigan.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We expect that the Branch Sale will result in the transfer of approximately $408.6 million of deposits to Chemical Bank in exchange for the payment of a deposit premium of approximately $11.8 million.  This represents a deposit premium of approximately 3.0% on identified core deposits. Certain non-core deposits will be transferred at no premium. Chemical Bank will also have the right to purchase certain loans associated with the branches being sold, at a discount of 1.75%.  Currently, we estimate that approximately $53.2 million of loans will be sold to Chemical Bank.  These loans are classified as held for sale in the September 30, 2012 Condensed Consolidated Statement of Financial Condition and are carried at the lower of cost or fair value.  Certain fixed assets with a fair value at September 30, 2012 of approximately $8.4 million (cost, net of accumulated depreciation of approximately $10.9 million) are expected to be sold and are also classified as held for sale in the September 30, 2012 Condensed Consolidated Statement of Financial Condition.  In addition, approximately $2.6 million of remaining unamortized intangible assets at September 30, 2012 relate to customers and deposits associated with the pending Branch Sale.  The Branch Sale is expected to be completed by the end of the fourth quarter of 2012, subject to the satisfaction of terms and conditions of sale.  Based on the deposit premium outlined above, we expect to record a net gain on the Branch Sale of approximately $5.8 million.  This estimated gain is net of an allocation of $2.6 million of existing core deposit intangibles, a $2.5 million loss on the sale of fixed assets, a $0.3 million loss on the sale of loans and  $0.6 million in transaction related costs.

The following summarizes estimated loans and deposits related to the Branch Sale:

September 30,
2012
(In thousands)
Loans:
Commercial	$31,060
Mortgage	8,569
Installment	13,582
Total loans	53,211
Allowance for loan losses	(610)
Adjustment to lower of cost or fair value	(321)
Net loans	$52,280

Deposits
Non-interest bearing	$66,392
Savings and interest bearing-checking	225,062
Retail time	117,180
Total deposits	408,634
Net adjustments	(2,784)
Net deposits	$405,850

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

Introduction. Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a difficult economy in Michigan since 2001, although economic conditions in the state began to show signs of improvement during 2010 and generally these improvements have continued into 2012, albeit at a slower pace.

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

We expect that the Branch Sale will result in the transfer of approximately $408.6 million of deposits to Chemical Bank in exchange for the payment of a deposit premium of approximately $11.8 million.  This represents a deposit premium of approximately 3.0% on identified core deposits. Certain non-core deposits will be transferred at no premium. Chemical Bank also has the right to purchase certain loans originated at the branches being sold, at a discount of 1.75%.  Currently, we estimate that approximately $53.2 million of loans will be sold to Chemical Bank.  These loans are classified as held for sale in the September 30, 2012 Condensed Consolidated Statement of Financial Condition and are carried at the lower of cost or fair value.  The Branch Sale is expected to be completed by the end of 2012.  Based on the deposit premium outlined above, we expect to record a net gain on the Branch Sale of approximately $5.8 million.  This estimated gain is net of an allocation of $2.6 million of existing core deposit intangibles, a $2.5 million loss on the sale of fixed assets, a $0.3 million loss on the sale of loans and  $0.6 million in transaction related costs.

Index

At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of our reduction in total assets and our return to profitability during 2012. Our forecast for future profitability reflects an expectation for reduced credit costs (in particular the provision for loan losses, net losses on other real estate [“ORE”] and repossessed assets and loan and collection costs) that is anticipated to be partially offset by a decline in net interest income (due primarily to a change in asset mix as higher yielding loans are expected to continue to decline and lower yielding investment securities are expected to increase as well as due to the impact of the Branch Sale). This forecast is susceptible to significant variations, particularly if the Michigan economy were to deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco Finance Corporation (“Mepco”) related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. As described in more detail under “Liquidity and capital resources” below, we believe failing to remain well-capitalized would have a material adverse effect on our business and financial condition as it would, among other consequences, likely lead to further regulatory enforcement actions (see “Regulatory development”), a potential loss of our mortgage servicing rights with Fannie Mae and/or Freddie Mac, and limits on our access to certain wholesale funding sources. In addition, any significant deterioration in our ability to improve our capital position would make it very difficult for us to withstand future losses that we may incur and that may be increased or made more likely as a result of economic difficulties and other factors.

In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act includes the creation of the new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that broadened the base for Federal Deposit Insurance Corporation (“FDIC”) insurance assessments; a provision under which interchange fees for debit cards are set by the Federal Reserve Bank (“FRB”) under a restrictive “reasonable and proportional cost” per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. The Dodd-Frank Act has had (and we expect it will continue to have) a significant impact on the banking industry, including our organization.

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

Index

It is against this backdrop that we discuss our results of operations for the third quarter and first nine months of 2012 as compared to 2011 and our financial condition as of September 30, 2012.

Results of Operations

Summary.  We recorded net income of $6.4 million and net income applicable to common stock of $5.4 million during the three months ended September 30, 2012 compared to a net loss of $4.1 million and a net loss applicable to common stock of $5.2 million during the comparable period in 2011.  The improvement in 2012 results as compared to 2011 primarily reflects decreases in the provision for loan losses and non-interest expenses and an increase in non-interest income that were partially offset by a decrease in net interest income.

We recorded net income of $14.3 million and net income applicable to common stock of $11.0 million during the nine months ended September 30, 2012 compared to a net loss of $11.5 million and a net loss applicable to common stock of $14.6 million during the comparable period in 2011.  The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.

Key performance ratios
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) (annualized) to(1)
Average assets	0.89%	(0.89)%	0.62%	(0.81)%
Average common shareholders’ equity	62.71	(56.07)	52.38	(52.57)

Net income (loss) per common share(1)
Basic	$0.61	$(0.61)	$1.28	$(1.78)
Diluted	0.16	(0.61)	0.36	(1.78)

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

Our net interest income totaled $21.5 million during the third quarter of 2012, a decrease of $2.3 million, or 9.8% from the year-ago period.  Our net interest income as a percent of average interest-earning assets (the “net interest margin”) was 3.92% during the third quarter of 2012, compared to 4.59% in the year-ago period. The net interest margin decreased due primarily to a change in asset mix, as higher yielding loans declined and lower yielding short-term investments increased.  The quarterly year-over-year decrease in net interest income was partially offset by an increase in average interest-earning assets, which rose to $2.18 billion in the third quarter of 2012 compared to $2.06 billion in the year-ago quarter.  The increase in average interest-earning assets primarily reflects a rise in securities available for sale and overnight interest bearing balances at the Federal Reserve Bank that were partially offset by a decline in loans.

Index

For the first nine months of 2012, net interest income totaled $65.4 million, a decrease of $6.2 million, or 8.7% from 2011.  The Company’s net interest margin for the first nine months of 2012 decreased to 4.03% compared to 4.43% in 2011.  The reasons for the decline in net interest income for the first nine months of 2012 are generally consistent with those described above for the comparative quarterly periods.

Beginning in the last half of 2009 and continuing into the first nine months of 2012, we increased our level of lower-yielding interest bearing cash balances and investment securities to augment our liquidity in response to our stressed financial condition (see “Liquidity and capital resources”) and to provide the future funding needed for the pending Branch Sale. In addition, due to the challenges facing Mepco (see “Noninterest expense”), we have been reducing the balance of payment plan receivables beginning in late 2009 and continuing into the first nine months of 2012. These payment plan receivables are the highest yielding segment of our loan portfolio, with an average yield of approximately 13% to 14%. The combination of these items (an increase in the level of lower-yielding interest bearing cash balances and investment securities and a decrease in the level of higher-yielding loans, including payment plan receivables) has had an adverse impact on our 2012 net interest income and net interest margin.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2012 non-accrual loans averaged $41.7 million and $48.5 million, respectively compared to $53.4 million and $57.8 million, respectively for the same periods in 2011.  In addition, in the third quarter and first nine months of 2012 we had net recoveries of $0.2 million and $0.2 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net reversals of $0.1 million and $0.2 million, respectively during the same periods in 2011.

Index

Average Balances and Rates
	Three Months Ended
	September 30,
	2012			2011
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,532,773	$23,312	6.05%	$1,668,940	$27,140	6.47%
Tax-exempt loans (2)	6,709	73	4.33	7,728	82	4.21
Taxable securities	217,427	655	1.20	49,911	297	2.36
Tax-exempt securities (2)	26,116	261	3.98	29,259	301	4.08
Cash – interest bearing	377,899	243	0.26	282,170	179	0.25
Other investments	20,494	189	3.67	21,005	188	3.55
Interest Earning Assets	2,181,418	24,733	4.52	2,059,013	28,187	5.44
Cash and due from banks	56,289			56,233
Other assets, net	161,971			192,282
Total Assets	$2,399,678			$2,307,528

Liabilities
Savings and NOW	$1,079,389	494	0.18	$1,008,525	608	0.24
Time deposits	549,319	1,729	1.25	577,723	2,622	1.80
Other borrowings	67,994	1,059	6.20	86,696	1,183	5.41
Interest Bearing Liabilities	1,696,702	3,282	0.77	1,672,944	4,413	1.05
Demand deposits	545,945			477,093
Other liabilities	40,477			42,614
Shareholders’ equity	116,554			114,877
Total liabilities and shareholders’ equity	$2,399,678			$2,307,528

Net Interest Income		$21,451			$23,774

Net Interest Income as a Percent of Earning Assets			3.92%			4.59%

(1)
All domestic, except for none and $0.01 million for the three months ended September 30, 2012 and 2011, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Index

Average Balances and Rates
	Nine Months Ended
	September 30,
	2012			2011
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,557,164	$71,209	6.11%	$1,728,076	$84,554	6.54%
Tax-exempt loans (2)	7,010	218	4.15	8,064	254	4.21
Taxable securities	221,245	2,246	1.36	51,010	1,108	2.90
Tax-exempt securities (2)	26,563	801	4.03	30,087	931	4.14
Cash – interest bearing	334,426	638	0.25	319,288	605	0.25
Other investments	20,628	572	3.70	22,486	580	3.45
Interest Earning Assets	2,167,036	75,684	4.67	2,159,011	88,032	5.45
Cash and due from banks	54,619			52,475
Other assets, net	163,058			191,215
Total Assets	$2,384,713			$2,402,701

Liabilities
Savings and NOW	$1,071,169	1,452	0.18	$1,005,436	1,805	0.24
Time deposits	565,731	5,500	1.30	687,043	10,881	2.12
Other borrowings	73,714	3,351	6.07	95,337	3,738	5.24
Interest Bearing Liabilities	1,710,614	10,303	0.80	1,787,816	16,424	1.23
Demand deposits	524,615			456,514
Other liabilities	39,810			43,977
Shareholders’ equity	109,674			114,394
Total liabilities and shareholders’ equity	$2,384,713			$2,402,701

Net Interest Income		$65,381			$71,608

Net Interest Income as a Percent of Earning Assets			4.03%			4.43%

(1)
All domestic, except for none and $0.02 million for the nine months ended September 30, 2012 and 2011, respectively, of average payment plan receivables included in taxable loans for customers domiciled in Canada.

(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was $0.3 million and $6.2 million during the three months ended September 30, 2012 and 2011, respectively. During the nine-month periods ended September 30, 2012 and 2011, the provision was $6.4 million and $21.0 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the third quarter and first nine months of 2012 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2012.

Index

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $14.5 million during the three months ended September 30, 2012, a $5.3 million increase from the comparable period in 2011.  For the first nine months of 2012 non-interest income totaled $42.2 million, a $7.7 million increase from the comparable period in 2011.  The increase in non-interest income is primarily due to a significant rise in net gains on mortgage loans and a reduced loss from mortgage loan servicing.

Non-Interest Income
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Service charges on deposit accounts	$4,739	$4,623	$13,492	$13,689
Interchange income	2,324	2,356	7,053	6,832
Net gains (losses) on assets:
Mortgage loans	4,602	2,025	12,041	5,753
Securities	301	(57)	1,154	271
Other than temporary loss on securities available for sale:
Total impairment loss	(70)	(4)	(332)	(146)
Recognized in other comprehensive loss	-	-	-	-
Net impairment loss in earnings	(70)	(4)	(332)	(146)
Mortgage loan servicing	(364)	(2,655)	(716)	(1,885)
Investment and insurance commissions	491	534	1,586	1,613
Bank owned life insurance	398	496	1,221	1,385
Title insurance fees	482	299	1,479	1,090
Change in U.S. Treasury Warrant fair value	(32)	29	(211)	1,025
Other	1,671	1,609	5,401	4,795
Total non-interest income	$14,542	$9,255	$42,168	$34,422

Service charges on deposit accounts increased slightly during the three-month period and declined slightly during the nine-month period ended September 30, 2012, respectively, from the comparable periods in 2011.  The quarterly growth in such service charges primarily reflects increases in certain account level fees (primarily on treasury management products) that were implemented in the third quarter of 2012.  The decrease in such service charges on a year-to-date comparative basis primarily relates to a decline in non-sufficient funds (”NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Index

Interchange income was relatively unchanged on a comparative quarterly basis and increased by 3.2% on a year-to-date basis in 2012 compared to 2011.  The year-to-date growth in interchange income primarily reflects an increase in debit card transaction volumes, although such transaction volumes did level off in the third quarter of 2012. As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011 the Federal Reserve issued final rules (that were effective October 1, 2011) on interchange fees for debit cards. Overall, these final rules established price caps for debit card interchange fees that were approximately 50% lower than previous averages. However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule. On a long-term basis, it is not clear how competitive market factors may impact debit card issuers who are exempt from the rule. As a result, at the present time, we cannot predict if our interchange income will be lower in the future because of such price caps.

Net gains on mortgage loans increased significantly on both a quarterly and a year-to-date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Mortgage loans originated	$135,263	$89,526	$384,896	$259,711
Mortgage loans sold	128,196	80,993	367,350	265,850
Mortgage loans sold with servicing rights released	21,942	25,179	59,837	60,179
Net gains on mortgage loans	4,602	2,025	12,041	5,753
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.59%	2.50%	3.28%	2.16%
Fair value adjustments included in the Loan Sales Margin	0.29	0.15	0.45	(0.14)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 3.30% and 2.35% in the third quarters of 2012 and 2011, respectively and 2.83% and 2.30% for the comparative 2012 and 2011 year-to-date periods, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2012 was generally due to more favorable competitive conditions including wider primary-to-secondary market pricing spreads.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Index

Net gains on securities were $0.3 million and $1.2 million during the three and nine months ended September 30, 2012, respectively, and $0.3 million for the nine months ended September 30, 2011.  We recorded a net loss on securities of $0.1 million in the third quarter of 2011.  The 2012 net gains on securities were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.  The third quarter 2011 net loss on securities was due primarily to a decline in the fair value of trading securities.  The year to date 2011 net gain on securities was due primarily to the sale of U.S. agency residential mortgage-backed investment securities and a U.S. Treasury security.

We recorded net other than temporary impairment charges on securities available for sale of $0.1 million and $0.3 million during the three and nine months ended September 30, 2012, respectively, and $0.004 million and $0.1 million for the respective comparable periods in 2011.  These impairment charges related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated a loss of $0.4 million and $0.7 million in the third quarter and first nine months of 2012, respectively, compared to a loss of $2.7 million and $1.9 million in the corresponding periods of 2011, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  The impairment charges incurred in the third quarters of both 2012 and 2011 primarily reflect lower mortgage loan interest rates during those quarters resulting in higher estimated future prepayment rates being used in the quarter end valuation.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$10,651	$14,741	$11,229	$14,661
Originated servicing rights capitalized	996	573	2,948	2,068
Amortization	(1,052)	(688)	(3,351)	(2,011)
(Increase)/decrease in impairment reserve	(390)	(3,077)	(621)	(3,169)
Balance at end of period	$10,205	$11,549	$10,205	$11,549
Impairment reserve at end of period	$7,165	$6,379	$7,165	$6,379

At September 30, 2012 we were servicing approximately $1.76 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.93% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2012 totaled $10.2 million, representing approximately 58 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $10.4 million at September 30, 2012.
Nearly all of our mortgage loans serviced for others at September 30, 2012 are for either Fannie Mae or Freddie Mac. If our Bank were to fall below “well capitalized” (as defined by banking regulations) it is possible that Fannie Mae and Freddie Mac could require us to very quickly sell or transfer such servicing rights to a third party or unilaterally strip us of such servicing rights if we cannot complete an approved transfer. Depending on the terms of any such transaction, this forced sale or transfer of such mortgage loan servicing rights could have a material adverse impact on our financial condition and results of operations.

Index

Investment and insurance commissions were down slightly on a comparative quarterly and year-to-date basis in 2012 compared to 2011. Although we have made efforts to expand this business, this decline in 2012 is due primarily to the loss of an experienced investment representative in one of our markets.

Income from bank owned life insurance decreased on both a comparative quarterly and year-to-date basis in 2012 compared to 2011 primarily reflecting a lower average crediting rate on our cash surrender value due to reduced total returns on the underlying separate account assets. Our separate account is primarily invested in U.S. agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $50.5 million and $49.3 million at September 30, 2012 and December 31, 2011, respectively.

Title insurance fees were higher on both a comparative quarterly and year-to-date basis in 2012 compared to 2011 primarily as a result of an increase in mortgage lending origination volume.

Changes in the fair value of the amended warrant issued to the U.S. Department of the Treasury (“UST”) in April 2010 are recorded as a component of non-interest income. The fair value of this amended warrant is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  (See “Liquidity and capital resources.”) Two significant inputs in our valuation model for the amended warrant are our common stock price and the probability percentage of triggering anti-dilution provisions in this instrument related to certain equity transactions. The third quarter and first nine months of 2012, included $0.03 million and $0.2 million of expense, respectively, related to an increase in the fair value of the warrant due primarily to a rise in our common stock price. The third quarter and first nine months of 2011, included $0.03 million and $1.0 million of income, respectively, related to a decline in the fair value of the warrant due primarily to the use of a lower probability of triggering the anti-dilution provisions.  (See “Liquidity and capital resources.”)

Other non-interest income increased slightly on a comparative quarterly basis and by $0.6 million on a year-to-date basis in 2012 compared to 2011.  The year-to-date increase in 2012 is due to improvement ($0.15 million of earnings in 2012 compared to a $0.04 million loss in 2011) in the performance of our private mortgage reinsurance captive, a $0.25 million increase in rental income (which is generated primarily on ORE properties) and a $0.17 million increase in ATM fees. The improved 2012 performance of our private mortgage reinsurance captive reflects a decline in mortgage loan defaults and lower private mortgage insurance claims.

Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Index

Non-interest expense decreased by $2.2 million to $29.3 million and by $10.4 million to $86.8 million during the three- and nine-month periods ended September 30, 2012, respectively, compared to the like periods in 2011.  These decreases are primarily due to declines in loan and collection costs (year-to-date only), occupancy and furniture, fixtures and equipment expenses, net losses on ORE and repossessed assets, credit card and bank service fees, vehicle service contract counterparty contingencies, and other non-interest expenses.

Non-Interest Expense
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Compensation	$9,702	$10,158	$29,198	$29,990
Performance-based compensation	1,712	281	3,532	772
Payroll taxes and employee benefits	2,196	2,215	6,868	7,270
Compensation and employee benefits	13,610	12,654	39,598	38,032
Loan and collection	2,832	2,658	8,129	10,105
Occupancy, net	2,482	2,651	7,688	8,415
Data processing	2,492	2,502	7,281	7,227
Furniture, fixtures and equipment	1,194	1,308	3,795	4,228
Legal and professional	952	751	3,117	2,330
Communications	785	863	2,486	2,700
FDIC deposit insurance	816	885	2,489	2,772
Net losses on ORE and repossessed assets	291	1,931	1,911	4,114
Credit card and bank service fees	433	869	1,708	2,929
Advertising	647	740	1,842	1,964
Vehicle service contract counterparty contingencies	281	1,345	1,078	5,002
Supplies	299	376	1,033	1,170
Provision for loss reimbursement on sold loans	193	251	751	1,020
Write-down of property and equipment held for sale	860	-	860	-
Amortization of intangible assets	272	343	816	1,029
Costs (recoveries) related to unfunded lending commitments	(538)	(172)	(597)	12
Other	1,395	1,507	2,843	4,186
Total non-interest expense	$29,296	$31,462	$86,828	$97,235

Compensation and employee benefits expenses increased by $1.0 million to $13.6 million and by $1.6 million to $39.6 million during the three- and nine-month periods ended September 30, 2012, respectively, compared to 2011.  Compensation expense declined due primarily to a reduction in our average number of full time equivalent employees in 2012 compared to year ago levels.  Also payroll taxes and employee benefits declined due primarily to a decrease in medical insurance costs due to both a reduction in the number of insured employees as well as somewhat reduced claims.  However, more than offsetting the aforementioned decreases was an increase in performance based compensation due primarily to accruals recorded in the third quarter and first nine months of 2012 of $0.9 million and $1.8 million, respectively, for anticipated incentive based compensation and $0.4 million and $0.8 million, respectively, for an anticipated employee stock ownership plan contribution.  These accruals were recorded because of our improved overall performance in 2012, which is now expected to lead to the payout of incentive based compensation.

Index

Loan and collection expenses increased by $0.2 million to $2.8 million and decreased by $2.0 million to $8.1 million during the three- and nine-month periods ended September 30, 2012, respectively, compared to 2011.  Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses (although still at an elevated level compared to historic norms) have declined on a year-to-date basis in 2012, which primarily reflects the overall decrease in the volume of problem credits (non-performing loans and “watch” credits). (See “Portfolio Loans and asset quality.”)

Occupancy, net decreased on both a comparative quarterly and year-to-date basis due primarily to lower snow removal and utilities costs in 2012 which reflect an unseasonably warm winter in Michigan in 2012 as well as a reduction in the number of branch offices due to the consolidation or closing of certain locations in late 2011 and early 2012.

The current year levels of data processing, furniture, fixtures and equipment, communications, advertising and supplies were generally comparable to or lower than the prior year.  Collectively, these expense categories declined by $0.4 million, or 6.4%, and by $0.9 million, or 4.9%, during the third quarter and first nine months of 2012, respectively, compared to the year ago periods due primarily to our cost reduction efforts.

Legal and professional fees increased on both a comparative quarterly and year-to-date basis.  This increase is primarily due to expenses associated with certain consulting services, various regulatory matters, the Branch Sale, and legal costs at Mepco associated with litigation being pursued against certain business counterparties.

FDIC deposit insurance expense decreased on both a comparative quarterly and year-to-date basis principally reflecting a new rate structure implemented by the FDIC, which became effective at the beginning of the second quarter of 2011. The new rate structure has a lower assessment rate but is based on total assets as compared to the prior structure that was based primarily on total deposits but had a higher assessment rate.  In addition, the third quarter of 2011 included $0.1 million of additional expense related to the final actual second quarter 2011 assessment compared to what had been accrued for at June 30, 2011.

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

Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2012 compared to 2011.  In addition, in the third quarter of 2012, Mepco entered into a new contract with a different vendor for credit card processing services that has a significantly lower fee structure.

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

We recorded an expense of $0.3 million and $1.1 million for vehicle service contract payment plan counterparty contingencies in the third quarter and first nine months of 2012, respectively, compared to $1.3 million and $5.0 million, respectively, for the comparable periods in 2011.  The lower expense in 2012 is attributed to a decline in the actual and expected level of cancellations giving rise to potential amounts due from counterparties.

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

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, Mepco has had to initiate litigation against certain counterparties, including one of the respective third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Vehicle service contract counterparty receivables totaled $18.8 million at September 30, 2012 compared to $29.3 million at December 31, 2011.  The decline in such receivables is due primarily to the receipt (in September 2012) of assets (cash and real estate) from the bankruptcy estate of a former counterparty.  In addition, see Note #14 to the Interim Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

During the third quarter of 2012 we adopted a plan to close or consolidate several branch offices.  We expect that these branch offices will be closed prior to year end 2012.  We recorded a $0.9 million write-down of property and equipment in the third quarter of 2012 based on the expected disposal price of these branch offices.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $6.8 million and $7.6 million at September 30, 2012 and December 31, 2011, respectively. See Note #8 to the Interim Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements have increased since 2009.  Over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements have been relatively modest, the levels of such file reviews and loss reimbursement requests have increased. As a result, we have established a reserve (which totaled $1.1 million and $1.5 million at September 30, 2012 and December 31, 2011, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity.  The decline in the reserve during 2012 is primarily due to a reduction in specific reserves (due to fewer pending loss reimbursements). While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.  In addition, in the third quarter of 2012, we enhanced our methodology for computing the allowance for loan losses on retail loans (residential mortgage loans and consumer loans).  This enhanced methodology uses borrower credit scores and a migration analysis to estimate a probability of default.  The entire recovery of $0.5 million related to unfunded lending commitments recorded in the third quarter of 2012 is due to the implementation of this enhanced methodology.

Other non-interest expenses were relatively unchanged between the third quarters of 2012 and 2011, but declined by $1.3 million in the first nine months of 2012 compared to the like period in 2011. This year to date decline principally reflects the first quarter 2012 reversal of a previously established accrual at Mepco that was determined to no longer be necessary.

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

Index

Certain of the capital initiatives detailed below under “Liquidity and capital resources” may trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years. As of September 30, 2012, we had federal loss carryforwards of approximately $76.1 million (which includes $0.3 million of federal capital loss carryforwards). Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 2.80%) and the sum of the values of our common shares and of our outstanding convertible preferred stock, immediately before the ownership change. In addition to limits on the use of net operating loss carryforwards, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. We are presently seeking to limit the size of any future equity offering in order to avoid triggering any Section 382 limitations.

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

The following table presents net income (loss) by business segment.

Business Segments
	Three months ended September 30,		Nine months ended September 30
	2012	2011	2012	2011
	(in thousands)
Independent Bank	$7,125	$(3,164)	$15,726	$(9,097)
Mepco	268	(96)	1,517	(678)
Other(1)	(923)	(838)	(2,889)	(1,640)
Elimination	(24)	(24)	(71)	(71)
Net income (loss)	$6,446	$(4,122)	$14,283	$(11,486)

(1) Includes amounts relating to our parent company and certain insignificant operations.

Index

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

The change in other in the table above (increased loss of $0.1 million and $1.2 million in the third quarter and first nine months of 2012, respectively, as compared to 2011) is due primarily to the change in the fair value of the amended warrant issued to the UST in each respective period (see “Non-interest income”).

Financial Condition

Summary.  Our total assets increased by $93.4 million during the first nine months of 2012 due primarily to increases in cash and cash equivalents and in securities available for sale.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.43 billion at September 30, 2012, down 9.2% from $1.58 billion at December 31, 2011.  (See "Portfolio Loans and asset quality").

Deposits (including deposits held for sale related to the pending Branch Sale) totaled $2.17 billion at September 30, 2012, compared to $2.09 billion at December 31, 2011.  This increase is primarily due to growth in checking and savings account balances.  Other borrowings totaled $17.7 million at September 30, 2012, a decrease of $15.7 million from December 31, 2011.  This decrease primarily reflects reduced borrowings from the Federal Home Loan Bank of Indianapolis.

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

Securities
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
September 30, 2012	$230,980	$1,980	$2,774	$230,186
December 31, 2011	161,023	1,575	5,154	157,444

Index

Securities available for sale increased during the first nine months of 2012 due primarily to the purchase of U.S. government-sponsored agency residential mortgage-backed securities, U.S. government-sponsored agency structured notes and obligations of states and political subdivisions. The securities were purchased to utilize some of the funds generated from the continued decline in Portfolio Loans. (See “Deposits” and “Liquidity and capital resources.”)

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

We recorded net other than temporary impairment charges on securities of $0.1 million and $0.004 million in the third quarters of 2012 and 2011, respectively.  We recorded net other than temporary impairment charges on securities of $0.3 million and $0.1 million in the first nine months of 2012 and 2011, respectively. In these instances we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  These net other than temporary impairment charges are all related to private label residential mortgage-backed securities.  (See “Non-interest income” and “Asset/liability management.”)

Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended
	September 30,
	2012	2011
	(In thousands)
Proceeds	$37,176	$70,322

Gross gains	$1,193	$279
Gross losses	-	(75)
Net impairment charges	(332)	(146)
Fair value adjustments	(39)	67
Net gains	$822	$125

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

Index

The senior management and board of directors of our Bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. There can be no assurance that the aforementioned lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities and, in fact, we recorded a significant provision for loan losses over the past five years as compared to prior historical levels, although provision levels have been declining since 2009.

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

Non-performing assets(1)
	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans	$38,785	$59,309
Loans 90 days or more past due and still accruing interest	62	574
Total non-performing loans	38,847	59,883
Other real estate and repossessed assets	30,347	34,042
Total non-performing assets	$69,194	$93,925
As a percent of Portfolio Loans
Non-performing loans	2.71%	3.80%
Allowance for loan losses	3.35	3.73
Non-performing assets to total assets	2.88	4.07
Allowance for loan losses as a percent of non-performing loans	123.62	98.33
(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Index

Troubled debt restructurings (“TDR”)
	September 30, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$44,061	$88,441		$132,502
Non-performing TDR’s (1)	10,738	9,237	(2)	19,975
Total	$54,799	$97,678		$152,477

	December 31, 2011
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$29,799	$86,770		$116,569
Non-performing TDR’s (1)	14,567	14,081	(2)	28,648
Total	$44,366	$100,851		$145,217

(1)  Included in non-performing loans in the “Non-performing assets” table above.
(2) Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans declined by $21.0 million, or 35.1%, during the first nine months of 2012 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both somewhat still weak economic conditions and soft real estate values in many parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see Note #4 to the Interim Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $132.5 million, or 9.3% of total Portfolio Loans, and $116.6 million, or 7.4% of total Portfolio Loans, at September 30, 2012 and December 31, 2011, respectively. The increase in the amount of performing TDRs in the first nine months of 2012 primarily reflects an increase in commercial loan TDR’s.

ORE and repossessed assets totaled $30.3 million at September 30, 2012, compared to $34.0 million at December 31, 2011. This decrease is primarily the result of sales and write-downs of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. High foreclosure rates are evident nationwide, but Michigan has consistently had one of the higher foreclosure rates in the U.S. during the past few years. We believe that this high foreclosure rate is due to both somewhat weak economic conditions and declines in residential real estate values (which has eroded or eliminated the equity that many mortgagors had in their home).

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

Index

The ratio of loan net charge-offs to average loans was 1.46% on an annualized basis in the first nine months of 2012 compared to 2.35% in the first nine months of 2011.  The $13.4 million decline in loan net charge-offs primarily reflects a decrease of $9.2 million for commercial loans and $3.2 million for mortgage loans. The loan net charge-offs primarily reflect our levels of non-performing loans and collateral liquidation values, particularly on residential real estate or income-producing commercial properties.

Allowance for loan losses	Nine months ended
	September 30,
	2012		2011
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$58,884	$1,286	$67,915	$1,322
Additions (deduction)
Provision for loan losses	6,438	-	21,029	-
Recoveries credited to allowance	4,603	-	3,080	-
Loans charged against the allowance	(21,294)	-	(33,204)	-
Reclassification to loans held for sale	(610)	-	-	-
Additions (deductions) included in non-interest expense	-	(597)	-	12
Balance at end of period	$48,021	$689	$58,820	$1,334

Net loans charged against the allowance to average Portfolio Loans (annualized)	1.46%		2.35%

Allocation of the Allowance for Loan Losses
	September 30,	December 31,
	2012	2011
	(In thousands)
Specific allocations	$23,059	$22,299
Other adversely rated commercial loans	2,750	4,430
Historical loss allocations	13,643	20,682
Additional allocations based on subjective factors	8,569	11,473
Total	$48,021	$58,884

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

Index

The first AFLL element (specific allocations) reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, discounted collateral exposure and discounted cash flow analysis. Impaired commercial, mortgage and installment loans are allocated allowance amounts using this first element. The second AFLL element (other adversely rated commercial loans) reflects the application of our loan rating system. This rating system is similar to those employed by state and federal banking regulators. Commercial loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of both the probability of default and the expected loss rate (“loss given default”). The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied. The third AFLL element (historical loss allocations) is determined by assigning allocations to higher rated (“non-watch credit”) commercial loans using a probability of default and loss given default similar to the second AFLL element and to homogenous mortgage and installment loan groups based upon borrower credit score and portfolio segment.  For homogenous mortgage and installment loans a probability of default for each homogenous pool is calculated by way of credit score migration.  Historical loss data for each homogenous pool coupled with the associated probability of default is utilized to calculate an expected loss allocation rate.  The fourth AFLL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining this fourth element, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the overall loan portfolio.

Increases in the AFLL are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the AFLL to specific loans and loan portfolios, the entire AFLL is available for incurred losses. We generally charge-off commercial, homogenous residential mortgage, and installment loans and payment plan receivables when they are deemed uncollectible or reach a predetermined number of days past due based on product, industry practice and other factors. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a provision of $0.002 million and $0.04 million in the first nine months of 2012 and 2011, respectively, for its provision for loan losses.  These lower provision levels are due primarily to declines ($21.4 million and $66.2 million in the first nine months of 2012 and 2011, respectively) in the balance of payment plan receivables. Mepco’s allowance for loan losses totaled $0.2 million at both September 30, 2012 and December 31, 2011, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Interim Condensed Consolidated Financial Statements included within this report.

Index

The allowance for loan losses decreased $10.9 million to $48.0 million at September 30, 2012 from $58.9 million at December 31, 2011 and was equal to 3.35% of total Portfolio Loans at September 30, 2012 compared to 3.73% at December 31, 2011. Three of the four components of the allowance for loan losses outlined above declined during the first nine months of 2012. The specific allocations for loan losses increased due principally to an increase in specific reserves on mortgage loans.  The allowance for loan losses related to other adversely rated loans decreased from December 31, 2011 to September 30, 2012 due primarily to a 29.8% decrease in the level of such loans.  The allowance for loan losses related to historical losses decreased due to lower adjustments for delinquent loans, declines in loan balances and net charge-offs, as well as a refinement in the calculation methodology for this component of the AFLL that was implemented in the third quarter of 2012.  This refinement now uses borrower credit scores and a migration analysis to estimate a probability of default as described above.  Finally, the allowance for loan losses related to subjective factors decreased due to the improvement in certain economic indicators used in computing this portion of the allowance as well as an overall decline in Portfolio Loans.  In addition to the aforementioned changes, the AFLL was reduced by approximately $0.6 million (of which $0.3 million related to historical losses and $0.3 million related to subjective factors) due to loans that were transferred to held for sale as a part of the pending Branch Sale.

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

To attract new core deposits, we have implemented a direct mail account acquisition program as well as branch staff sales training. Our new account acquisition initiatives have historically generated increases in customer relationships. Over the past three to four years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as borrowings.  During the first nine months of 2012, total deposits (including deposits classified as held for sale related to the pending Branch Sale) increased by $84.4 million, or 4.0% due primarily to growth in checking and savings account balances. (See “Liquidity and capital resources.”)

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The remaining prepaid deposit insurance premium assessments totaled $10.2 million and $12.6 million at September 30, 2012 and December 31, 2011, respectively. The actual expense over the assessment periods may be different from this prepaid amount due to various factors including variances in the estimated compared to the actual assessment base and rates used during each assessment period.

Index

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest earning assets. The use of such alternate sources of funds supplements our core deposits and is a part of our asset/liability management efforts.

Alternative Sources of Funds
	September 30,			December 31,
	2012			2011
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs(1)	$48,859	0.8 years	1.10%	$42,279	1.0 years	1.59%
Fixed rate FHLB advances	17,714	4.8 years	6.38	30,384	3.3 years	3.99
Variable rate FHLB advances(1)	-			3,000	2.3 years	0.51
Total	$66,573	1.9 years	2.51%	$75,663	2.0 years	2.51%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, including pay-fixed interest rate swaps.

Other borrowings, comprised of advances from the Federal Home Loan Bank (the “FHLB”), totaled $17.7 million at September 30, 2012, compared to $33.4 million at December 31, 2011. The decrease in other borrowed funds reflects reduced borrowings from the FHLB.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2012, our use of such wholesale funding sources amounted to approximately $66.6 million, or 3.0% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is uncertain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Additionally, we may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

If we fail to remain “well-capitalized” (under federal regulatory standards) we will be prohibited from accepting or renewing Brokered CDs, without the prior consent of the FDIC. At September 30, 2012, we had Brokered CDs of approximately $48.9 million, or 2.3% of total deposits. Of this amount $32.1 million mature during the next twelve months. We currently have ample liquidity in the form of interest-bearing deposits at the FRB or other short-term investments to retire maturing Brokered CDs. As a result, any potential future restrictions on our ability to access Brokered CDs are not expected to adversely impact our business or financial condition.

Index

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that are in non-interest bearing transaction accounts and have unlimited deposit insurance only through December 31, 2012 (in accordance with provisions in the Dodd-Frank Act), may be particularly susceptible to outflow. At September 30, 2012 we had an estimated $138.2 million of uninsured deposits and an additional $208.7 million of deposits that were in non-interest bearing transaction accounts and fully insured only through December 31, 2012 under the Dodd-Frank Act. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part, because we could no longer get unsecured credit from our derivatives counterparties. At September 30, 2012, we had remaining one interest-rate swap with an aggregate notional amount of $10.0 million.

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

At September 30, 2012 we had $371.7 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally $1.63 billion (including $291.5 million of deposits held for sale related to the pending Branch Sale) of our deposits at September 30, 2012 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

In particular, media reports about bank failures have created concerns among depositors at banks throughout the country, including certain of our customers, particularly those with deposit balances in excess of deposit insurance limits. In response, the deposit insurance limit was permanently increased from $100,000 to $250,000 and unlimited deposit insurance is currently provided (only through December 31, 2012) for balances in non-interest bearing demand deposit accounts under provisions in the Dodd-Frank Act. We have proactively sought to provide appropriate information to our deposit customers about our organization in order to retain our business and deposit relationships. Despite the increases in deposit insurance limits and our proactive communications efforts, the potential outflow of deposits remains as a significant liquidity risk, particularly since our past losses and our elevated level of non-performing assets have reduced some of the financial ratings of our Bank that are followed by our larger deposit customers, such as municipalities. The potential outflow of significant amounts of deposits could have an adverse impact on our liquidity and results of operations.

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

As a result of the liquidity risks described above and in “Deposits and borrowings” and now the pending Branch Sale, we have generally maintained elevated levels of overnight cash balances in interest-bearing deposits, which totaled $403.6 million and $278.3 million at September 30, 2012 and December 31, 2011, respectively.  We expect the pending Branch Sale will require the use of approximately $330 to $340 million of interest bearing deposits or short-term securities available for sale.  We believe that we will continue to have adequate liquidity after the Branch Sale despite the reduction in our cash and cash equivalents because of our remaining securities available for sale, our access to secured advances from the FHLB, our ability to issue Brokered CDs and our improved financial metrics.

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

Index

Capitalization
	September 30,	December 31,
	2012	2011
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ Equity
Convertible preferred stock	83,097	79,857
Common stock	250,080	248,950
Accumulated deficit	(203,217)	(214,259)
Accumulated other comprehensive loss	(8,432)	(11,921)
Total shareholders’ equity	121,528	102,627
Total capitalization	$170,196	$151,295

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at September 30, 2012 and December 31, 2011, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, $43.3 million of these securities qualified as Tier 1 capital at September 30, 2012. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits will not apply to our outstanding trust preferred securities.

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

Index

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

Shareholders’ equity applicable to common stock increased to $38.4 million at September 30, 2012 from $22.8 million at December 31, 2011 due primarily to our net income during the first nine months of 2012. Our tangible common equity (“TCE”) totaled $31.6 million and $15.2 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 1.32% at September 30, 2012 compared to 0.66% at December 31, 2011. Although our Bank’s regulatory capital ratios remain at levels above “well capitalized” standards, because of the past losses that we have incurred, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Michigan, we have taken the following actions to maintain and improve our regulatory capital ratios and preserve liquidity at our parent company level:

•	Eliminated the cash dividend on our common stock: Beginning in November 2009, we eliminated the $0.10 per share quarterly cash dividend on our common stock.

•
Deferred dividends on our preferred stock:  Beginning in December 2009, we suspended payment of quarterly dividends on the preferred stock held by the UST. The cash dividends payable to the UST on the Series B Preferred Stock amount to approximately $4.2 million per year until December of 2013, at which time they would increase to approximately $7.6 million per year.  Accrued and unpaid dividends were $9.7 million at September 30, 2012.

•
Deferred dividends on our subordinated debentures:  Beginning in December 2009, we exercised our right to defer all quarterly interest payments on the subordinated debentures we issued to our trust subsidiaries. As a result, all quarterly dividends on the related trust preferred securities were also deferred. Based on current dividend rates, the cash dividends on all outstanding trust preferred securities as of September 30, 2012, amount to approximately $2.3 million per year. Accrued and unpaid dividends on trust preferred securities at September 30, 2012 and December 31, 2011 were $6.0 million and $4.4 million, respectively.

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

Index

•
Branch Sale:  As described above, on May 23, 2012 we executed a definitive agreement to sell 21 branches.  This transaction is expected to close prior to year-end 2012 and will significantly increase our regulatory capital ratios.

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

As of September 30, 2012, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and has also achieved one of the two minimum capital ratios established by our Board (that are higher than the ratios required in order to be considered “well-capitalized” under federal standards). The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential future losses based on our elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of September 30, 2012, the minimum capital ratios imposed by the board resolutions, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards.

Regulatory Capital Ratios	Independent Bank Actual at September 30, 2012	Minimum Ratios Established by our Board	Required to be Well-Capitalized
Tier 1 capital to average total assets	7.29%	8.00%	5.00%
Total capital to risk-weighted assets	13.22	11.00	10.00

The Capital Plan includes projections that reflect forecasted financial data through 2014. At the present time, based on these forecasts and our expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes and meet the minimum capital ratios established by our Board, even without additional capital, primarily because of the impact of the pending Branch Sale as well as some further projected decline in total assets (principally loans). Further, credit costs have abated sufficiently so that we have returned to profitability in the first nine months of 2012. These forecasts are susceptible to significant variations, particularly if the Michigan economy were to further deteriorate and credit costs were to be higher than anticipated or if we incur any significant future losses at Mepco related to the collection of vehicle service contract counterparty receivables (see “Non-interest expense”). Because of such uncertainties, it is possible that our Bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability. Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand future losses that we could incur and that may be increased or made more likely as a result of continued economic difficulties and other factors. Please see page 1 of this report for cautionary information about these forward-looking statements and factors that may cause actual results to differ from our current expectations.

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

In addition to the measures outlined in the Capital Plan, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). To date, we have sold a total of 967,549 shares (including 22,340 shares in the third quarter of 2012) of our common stock to Dutchess under this equity line for total net proceeds of approximately $2.4 million. At the present time, we have shareholder approval to sell approximately 3.0 million additional shares under this equity line.

Our bank holding company and our Bank both remain “well capitalized” (as defined by banking regulations) at September 30, 2012.

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

Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
September 30, 2012
200 basis point rise	$272,600	33.76%	$87,500	9.51%
100 basis point rise	242,100	18.79	83,300	4.26
Base-rate scenario	203,800	-	79,900	-
100 basis point decline	168,800	(17.17)	78,900	(1.25)

December 31, 2011
200 basis point rise	$277,500	26.08%	$91,200	6.17%
100 basis point rise	252,200	14.58	88,200	2.68
Base-rate scenario	220,100	-	85,900	-
100 basis point decline	181,700	(17.45)	85,000	(1.05)

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

We believe that we are generally in compliance with the provisions of the MOU, however we must still close the Branch Sale, which is one of the strategies outlined in the Capital Plan.

Management plans and expectations. Elevated credit costs, including our provision for loan losses, loan and collection costs, net losses on ORE, and losses related to vehicle service contract counterparty contingencies, resulted in substantial losses over the period from 2008 through 2011 and reduced our capital. Management continues to focus on reducing non-performing assets and continuing the profitability that has been achieved in 2012. Further, as discussed above, we have adopted a Capital Plan, which includes a series of actions designed to increase our regulatory capital ratios, decrease our expenses and enable us to withstand and better respond to current market conditions and the potential for worsening market conditions. At the present time, based on our current forecasts and expectations, we believe that our Bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, primarily because of the impact of the pending Branch Sale, some projected further decline in total assets (principally loans) and a return to profitability in 2012 and beyond. As a result of these expectations with respect to the Bank’s regulatory capital ratios, and in light of our improvements in asset quality and other positive indicators, we continue to evaluate our alternatives in connection with the timing and size of any common stock offering. This evaluation will take into account our ongoing operating results, as well as input from our financial advisors and the UST.

Index

 Litigation Matters

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.4 million.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit, this maximum amount may change in the future.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2012, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, the Company sold 22,340 shares of its common stock in a sale not registered under the Securities Act of 1933.  These shares were sold on August 27, 2012, to Dutchess Opportunity Fund, II, LP ("Dutchess") pursuant to the Investment Agreement described in Note #15.  The shares were sold at a price of $2.70 per share, which represents a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. The Company issued the shares of Common Stock to Dutchess under the Investment Agreement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the offering of the shares was made on a private basis to a single purchaser and in accordance with written guidance of the SEC's Division of Corporation Finance pertaining to equity line facility transactions.

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2012, the Company issued 20,970 shares of common stock to non-employee directors on a current basis and 21,578 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on July 1, 2012, at a price of $2.47 per share, representing aggregate consideration to the Company of $0.1 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

Index

The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2012, pursuant to any share repurchase plans:

				Total Number of	Remaining
				Shares Purchased	Number of
				as Part of a	Shares Authorized
	Total Number of		Average Price	Publicly	for Purchase
Period	Shares Purchased		Paid Per Share	Announced Plan	Under the Plan
July 2012	2,402	(1)	$2.83	-	NA
August 2012	2,520	(1)	2.70	-	NA
September 2012	2,401	(1)	2.83	-	NA
Total	7,323		$2.79	-	NA

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

As of September 30, 2012, the Company was in arrears in the aggregate amount of $9.1 million with respect to the Series B Preferred Stock it issued to the U.S. Department of the Treasury as a result of the Company’s decision to defer these dividends in the fourth quarter of 2009.

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
101. INS Instance Document
101. SCH XBRL Taxonomy Extension Schema Document
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF XBRL Taxonomy Extension Definition Linkbase Document
101. LAB XBRL Taxonomy Extension Label Linkbase Document
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 9, 2012	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date	November 9, 2012	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer