Form 10-K
period 2012-12-31
INDEPENDENT BANK CORP /MI/
filed 2013-03-13
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number	0-7818

INDEPENDENT BANK CORPORATION

(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan	48846
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(616) 527-5820

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ
(Title of class)	(Name of Exchange)

8.25% Cumulative Trust Preferred Securities	NASDAQ
(Title of class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).  Yes ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2012, was $20,699,847.

The number of shares outstanding of the Registrant's common stock as of March 12, 2013 was 9,424,996.

Documents incorporated by reference

Portions of our definitive proxy statement, and annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 42-44

FORWARD-LOOKING STATEMENTS

Discussions and statements in this Annual Report on Form 10-K that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2013; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•
our ability to effect a conversion of our outstanding preferred stock held by the U.S. Treasury into our common stock, exit the Troubled Asset Relief Program (“TARP”) and otherwise implement our capital plan;

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

•	further adverse developments in the vehicle service contract industry;
•	potential limitations on our ability to access and rely on wholesale funding sources;
•	the risk that sales of our common stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes;
•	the continued services of our management team; and
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

Our bank's main office location is Ionia, Michigan and it had total loans (excluding loans held for sale) and total deposits of $1.419 billion and $1.780 billion, respectively, at December 31, 2012.

Our bank transacts business in the single industry of commercial banking.  Most of our bank's offices provide full-service lobby and drive-thru services in the communities they serve.  Automatic teller machines are also provided at most locations.

Our bank's activities cover all phases of banking, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending and safe deposit box services.  Mepco Finance Corporation, a subsidiary of our bank, acquires and services payment plans used by consumers to purchase vehicle service contracts provided and administered by third parties.  In addition, our bank offers title insurance services through a separate subsidiary and provides investment and insurance services through a third party agreement with Cetera Investment Services LLC.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan that are served by our bank's branch network.  Our bank serves its markets through its main office and a total of 72 branches, 2 drive-thru facilities and 3 loan production offices.

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

The principal sources of revenue, on a consolidated basis, are interest and fees on loans, other interest income and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2012	2011	2010
Interest and fees on loans	57.5%	68.4%	64.5%
Other interest income	3.5	2.6	3.0
Non-interest income	39.0	29.0	32.5
	100.0%	100.0%	100.0%

As of December 31, 2012, we had 755 full-time employees and 179 part-time employees.

ITEM 1.	BUSINESS (Continued)

Recent Developments

Since 2009, we have been focused on strengthening our capital base in the face of generally weak economic conditions.  Our bank began to experience rising levels of non-performing loans and higher provisions for loan losses in 2006 as the Michigan economy experienced economic stress ahead of national trends. In response to these difficult market conditions and the significant losses that we incurred from 2008 through 2011 that reduced our capital, we have taken steps or initiated actions designed to increase our capital ratios, improve our operations and augment our liquidity.

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

	Independent Bank - Actual as of December 31, 2012	Minimum Ratios Established by Our Board	Required to be Well-Capitalized
Total Capital to Risk-Weighted Assets	14.95%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	8.26%	8.00%	5.00%

In January 2010, our Board of Directors adopted a capital restoration plan (the “Capital Plan”) that documented our objectives and plans for meeting these ratios. The three primary initiatives of our Capital Plan were:

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

We have taken steps toward the advancement of the final phase of our Capital Plan, an offering of our common stock for cash, but have not commenced such offering.  The offering has currently been delayed while we reevaluate our strategic alternatives in consultation with our financial advisors and the U.S. Treasury.  In particular, we are evaluating the merits of a smaller capital raise with a goal of preserving the potential future use of our net deferred tax asset, which totaled approximately $65.1 million as of December 31, 2012, and on which we had established a full valuation allowance.  As of December 31, 2012, we met both of the target capital ratios set forth in our Capital Plan.

In addition to the forgoing, on July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). Through December 31, 2012, we have sold a total of 1.230 million shares (0.453 million shares, 0.433 million shares and 0.345 million shares during 2012, 2011 and 2010, respectively) of our common stock to Dutchess under this equity line for total net proceeds of approximately $3.2 million. As of December 31, 2012 we have shareholder approval to sell approximately 2.8 million additional shares under this equity line.  Based on our closing stock price on December 31, 2012, additional funds available under the Investment Agreement totaled approximately $9.7 million at December 31, 2012.

ITEM 1.	BUSINESS (Continued)

On December 7, 2012 we sold 21 branches to another financial institution (the “Branch Sale”).  The branches sold included six branch locations in the Battle Creek, Michigan market area and 15 branch locations in Northeast Michigan.

The Branch Sale resulted in the transfer of approximately $403.1 million of deposits in exchange for our receipt of a deposit premium of approximately $11.5 million.  We also sold approximately $48.0 million of loans at a discount of 1.75% and premises and equipment totaling approximately $8.1 million.  The Branch Sale also resulted in our transfer of $336.1 million of cash to the purchaser.  We recorded a net gain on the Branch Sale of approximately $5.4 million.  This gain is net of an allocation of $2.6 million of existing core deposit intangibles, a $2.5 million loss on the sale of premises and equipment, a $0.2 million loss on the sale of loans and $0.8 million in transaction and other related net costs.

During the third quarter of 2012 we adopted a plan to close or consolidate nine branch offices.  Seven of the nine branch offices were closed in November 2012.  The remaining two branch offices will be closed during the first half of 2013.  As of year end 2012, six of the nine branches had been sold (or otherwise disposed).

On October 25, 2011, the respective Boards of Directors of the holding company and our bank entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve and the Michigan Office of Financial and Insurance Regulation (the "OFIR").  The MOU largely duplicates certain of the provisions in the Board resolutions described above, but also has the following specific requirements:

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

ITEM 1.	BUSINESS (Continued)

The Treasury (and any subsequent holder of the shares) has the right to convert the Series B Convertible Preferred Stock into our common stock at any time, subject to the receipt of any applicable approvals.  We have the right to compel a conversion of the Series B Convertible Preferred Stock into our common stock if the following conditions are met:

●	we receive appropriate approvals from the Federal Reserve;
●	at least $40 million aggregate liquidation amount of trust preferred securities have been exchanged for our common stock;
●	we complete a new cash equity raise of not less than $100 million on terms acceptable to the Treasury in its sole discretion (other than with respect to the price offered per share); and
●	we make any required anti-dilution adjustments to the rate at which the Series B Convertible Preferred Stock is converted into our common stock.

If converted by the Treasury (or any subsequent holder) or by us pursuant to either of the above-described conversion rights, each share of Series B Convertible Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, referred to as the "conversion rate," provided that such conversion rate will be subject to certain anti-dilution adjustments.  If converted by the holder or by us pursuant to either of the above-described conversion rights, as of December 31, 2012, the Series B Convertible Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 10.7 million shares of our common stock.  This conversion rate will be subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Convertible Preferred Stock.

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

At the time any shares of Series B Convertible Preferred Stock are converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Convertible Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market price of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Convertible Preferred Stock).  Accrued and unpaid dividends on the Series B Convertible Preferred Stock totaled approximately $10.7 million at December 31, 2012.

The maximum number of shares of our common stock that may be issued upon conversion of all Series B Convertible Preferred Stock (including any accrued dividends) is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

ITEM 1.	BUSINESS (Continued)

The Series B Convertible Preferred Stock may be redeemed by us, subject to the approval of the Federal Reserve, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date). If we exercise this right to redeem the Series B Convertible Preferred Stock, the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable conversion rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Convertible Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Convertible Preferred Stock shares originally issued to the Treasury, unless fewer of such shares are then outstanding (in which case all of the Series B Convertible Preferred Stock must be redeemed).  In addition to the terms of the Series B Preferred Stock discussed above, the UST updated its Frequently Asked Questions regarding the Capital Purchase Program (“CPP”) as of March 1, 2012 to permit any CPP participant to repay its investment, in part, subject to a minimum repayment of the greater of (i) 5% of the aggregate liquidation amount of the preferred stock issued to the UST or (ii) $100,000.  Under this updated guidance, we could repay a minimum of approximately $3.7 million, subject to the approval of the Board of Governors of the Federal Reserve System, in a partial redemption of the Series B Preferred Stock.

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

Financial Stability Plan. On February 10, 2009, the Treasury announced the Financial Stability Plan ("FSP"), which is a comprehensive set of measures intended to shore up the U.S. financial system and earmarks the balance of the unused funds originally authorized under the EESA. The major elements of the FSP include: (i) a capital assistance program to invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

ITEM 1.	BUSINESS (Continued)

Under the ARRA, a financial institution (including our bank) is subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

•	Limits on compensation incentives for risk-taking by senior executive officers;
•	Requirement of recovery of any compensation paid based on inaccurate financial information;
•	Prohibition on "golden parachute payments" (as defined in the ARRA);
•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;
•	Establishment of board compensation committees by publicly-registered TARP recipients comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;
•	Prohibition on bonuses, retention awards, and incentive compensation, except for payments of long-term restricted stock; and
•	Limitation on luxury expenditures.

In addition, TARP recipients are required to permit a separate, non-binding  shareholder vote to approve the compensation of executives. The chief executive officer and chief financial officer of each TARP recipient are required to provide a written certification of compliance with these standards to the SEC.

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

Dodd-Frank Act.  On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in law.  This federal law includes the following:

•	the creation of the Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;
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

•	new restrictions on how mortgage brokers and loan originators may be compensated.

The Dodd-Frank Act has had (and we expect it will continue to have) a significant impact on the banking industry, including our organization.

ITEM 1.	BUSINESS (Continued)

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

Included in our Tier 1 capital as of December 31, 2012, is $47.7 million of trust preferred securities (classified on our balance sheet as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

ITEM 1.	BUSINESS (Continued)

Historically, assessment rates for deposit insurance premiums have been largely based on the risk category of the institution and the amount of its deposits.  However, the Dodd-Frank Act passed in 2010 required the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of  deposits. On February 7, 2011, the FDIC adopted a final rule under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, the initial base assessment rate for institutions in Risk Category I (generally, well-capitalized institutions with a CAMELS composite rating of 1 or 2) is set at an annual rate of between 5 and 9 basis points.  The initial base assessment rate for institutions in Risk Categories II, III, and IV is set at annual rates of 14, 23, and 35 basis points, respectively, and the initial base assessment rate for institutions with at least $10 billion in assets and certain "highly complex institutions" is set at an annual rate of between 5 and 35 basis points.  These initial base assessment rates are adjusted to determine an institution's final assessment rate based on its brokered deposits and unsecured debt.  In addition, the rates are subject to a depository institution debt adjustment, which is meant to offset the benefit received by institutions that issue long-term, unsecured liabilities when those liabilities are held by other insured depository institutions. However, institutions may exclude from the unsecured debt amount used in calculating the depository institution debt adjustment an amount equal to no more than 3% of their Tier 1 capital. Total base assessment rates after adjustments, other than the depository institution debt adjustment, range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, 30 to 45 basis points for Risk Category IV, and 2.5 to 45 basis points for institutions with at least $10 billion in assets and certain "highly complex institutions."

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

During the fourth quarter of 2009, we prepaid estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012.  These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods.  The prepaid deposit insurance premium assessments totaled $9.4 million at December 31, 2012 and have been expensed over the assessment period (through the fourth quarter of 2012).  The actual expense over the assessment periods was significantly lower than this prepaid amount due to various factors, including variances in actual deposit balances and the assessment base and rates used during each assessment period.  We would expect to receive a return of the overpayment of our prepaid assessment from the FDIC during the second quarter of 2013.

In addition, in 2008, the bank elected to participate in the FDIC's Transaction Account Guarantee Program (TAGP), which required us to pay an additional assessment to the FDIC.  Under the TAGP, funds in non-interest bearing transaction accounts, in interest-bearing transaction accounts with an interest rate of 0.25% or less (after June 30, 2010), and in Interest on Lawyers Trust Accounts (IOLTA) had a temporary unlimited guarantee from the FDIC.  This temporary coverage expired on December 31, 2010.  The Dodd-Frank Act extended protection similar to that provided under the TAGP through December 31, 2012 for only non-interest bearing transaction accounts.  This coverage applied to all insured depository institutions, and there was no separate FDIC assessment for the insurance.

FICO Assessments.  Our bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis.  It is estimated that FICO assessments during this period will be approximately 0.006% of average tangible assets.

OFIR Assessments.  Michigan banks are required to pay supervisory fees to the OFIR to fund their operations.  The amount of supervisory fees paid by a bank is based upon the bank's total assets.

ITEM 1.	BUSINESS (Continued)

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

At December 31, 2012, our bank's ratios exceeded minimum requirements for the well-capitalized category.  In December 2009, the Board of Directors of our bank adopted resolutions requiring our bank to achieve minimum capital ratios that are higher than the minimum requirements described in the Federal Reserve's capital guidelines.  As of December 31, 2012 our bank has met all of the higher minimum capital ratios established by our Board of Directors.  See "Recent Developments" above for more information.

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

ITEM 1.	BUSINESS (Continued)

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

ITEM 1.	BUSINESS (Continued)

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

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the book value of securities at December 31:

	2012	2011	2010
	(in thousands)

Trading - Preferred stock	$110	$77	$32

Available for sale
U.S agency residential mortgage-backed	$127,412	$94,206	$13,331
States and political subdivisions	39,051	27,317	31,259
U.S agency	30,667	25,017	--
Private label residential mortgage-backed	8,194	8,268	14,184
Trust preferred	3,089	2,636	9,090
Total	$208,413	$157,444	$67,864

(B)  The following table sets forth contractual maturities of securities at December 31, 2012 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Trading – Preferred stock							$110	0.00%

Tax equivalent adjustment for calculations of yield							$--

Available for sale
U.S agency residential mortgage-backed	$314	3.92%	$94,892	1.08%	$28,155	1.85%	$4,051	2.17%
States and political subdivisions	1,055	4.56	6,560	3.95	12,727	3.68	18,709	4.21
U.S. agency	--		--		8,097	1.00	22,570	2.44
Private label residential mortgage-backed	--		74	5.96	3,523	4.22	4,597	5.37
Trust preferred	--		--		--		3,089	1.07
Total	$1,369	4.41%	$101,526	1.27%	$52,502	2.32%	$53,016	3.22%

Tax equivalent adjustment for calculations of yield	$--		$--		$--		$--

The rates set forth in the tables above for obligations of state and political subdivisions have not been restated on a tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
III.	LOAN PORTFOLIO

(A)  The following table sets forth total loans outstanding at December 31:

	2012	2011	2010	2009	2008
	(in thousands)
Loans held for sale	$50,779	$44,801	$50,098	$34,234	$27,603
Mortgage	527,340	590,876	658,679	749,298	839,496
Commercial	617,258	651,155	707,530	840,367	976,391
Installment	189,849	219,559	245,644	303,366	356,806
Payment plan receivables	84,692	115,018	201,263	406,341	286,836
Total Loans	$1,469,918	$1,621,409	$1,863,214	$2,333,606	$2,487,132

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2012:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Mortgage	$2	$140	$47,725	$47,867
Commercial	214,266	356,201	50,083	620,550
Payment plan receivables	31,714	52,978	--	84,692
Total	$245,982	$409,319	$97,808	$753,109

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2012:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$298,575	$110,744	$409,319
Due after five years	42,623	55,185	97,808
Total	$341,198	$165,929	$507,127

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
LOAN PORTFOLIO (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2012	2011	2010	2009	2008
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$32,929	$59,309	$66,652	$105,965	$122,639

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	7	574	928	3,940	2,626

(c) Loans not included above which are "troubled debt restructurings"as defined by accounting guidance	126,730	116,569	113,812	71,961	9,160

Total	$159,666	$176,452	$181,392	$181,866	$134,425

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $9,437,000 would have been earned in 2012 had loans in categories (a) and (c) remained at their original terms; however, only $6,264,000 was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2012.

At December 31, 2012, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2012, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2012 and 2011.  Total loans in 2010 and 2009 include $0.1 million and $1.7 million, respectively of payment plan receivables from customers domiciled in Canada.  There were no other foreign loans outstanding prior to that time.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A)  The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2012		2011		2010
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,469,918		$1,621,409		$1,863,214

Average total loans outstanding for the year (net of unearned fees)	$1,550,456		$1,711,948		$2,082,117

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$58,884	$1,286	$67,915	$1,322	$81,717	$1,858
Loans charged-off
Mortgage	10,741		15,608		20,263
Commercial	12,588		20,491		36,108
Installment	4,009		5,439		7,726
Payment plan receivables	70		186		82
Total loans charged-off	27,408		41,724		64,179
Recoveries of loans previously charged-off
Mortgage	1,581		1,441		1,155
Commercial	3,610		1,850		969
Installment	1,311		1,451		1,475
Payment plan receivables	20		5		13
Total recoveries	6,522		4,747		3,612
Net loans charged-off	20,886		36,977		60,567
Reclassification to loans held for sale	610
Additions (deductions) included in operations	6,887	(688)	27,946	(36)	46,765	(536)
Balance at end of year	$44,275	$598	$58,884	$1,286	$67,915	$1,322

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	1.35%		2.16%		2.91%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.01		3.63		3.65

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

	2009		2008
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,333,606		$2,487,132

Average total loans outstanding for the year (net of unearned fees)	$2,470,568		$2,569,368

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$57,900	$2,144	$45,294	$1,936
Loans charged-off
Mortgage	22,869		11,942
Commercial	51,840		43,641
Installment	7,562		6,364
Payment plan receivables	25		49
Total loans charged-off	82,296		61,996
Recoveries of loans previously charged-off
Mortgage	791		318
Commercial	731		1,800
Installment	1,271		1,340
Payment plan receivables	2		31
Total recoveries	2,795		3,489
Net loans charged-off	79,501		58,507
Additions (deductions) included in operations	103,318	(286)	71,113	208
Balance at end of year	$81,717	$1,858	$57,900	$2,144

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	3.22%		2.28%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.50		2.33

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2012		2011		2010
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$11,402	42.2%	$18,183	40.2%	$23,836	38.0%
Mortgage	21,447	39.1	22,885	39.2	22,642	38.0
Installment	3,378	12.9	6,146	13.5	6,769	13.2
Payment plan receivables	144	5.8	197	7.1	389	10.8
Unallocated	7,904		11,473		14,279
Total	$44,275	100.0%	$58,884	100.0%	$67,915	100.0%

	2009		2008
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$41,259	36.1%	$33,090	39.3%
Mortgage	18,434	33.5	8,729	34.9
Installment	6,404	13.0	4,264	14.3
Payment plan receivables	754	17.4	486	11.5
Unallocated	14,866		11,331
Total	$81,717	100.0%	$57,900	100.0%

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)
V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2012		2011		2010
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$523,926		$467,305		$349,376
Savings and NOW	1,060,882	0.17%	1,006,305	0.22%	1,089,992	0.26%
Time deposits	552,903	1.28	656,944	1.98	978,098	2.59
Total	$2,137,711	0.42%	$2,130,554	0.72%	$2,417,466	1.17%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2012:

(in thousands)
Three months or less	$36,586
Over three through six months	30,734
Over six months through one year	29,376
Over one year	49,672
Total	$146,368

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income (loss) to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2012	2011	2010	2009	2008
Net income (loss) as a percent of(1)
Average common equity	68.29%	(68.44)%	(54.38)%	(90.72)%	(39.01)%
Average total assets	0.92	(1.02)	(0.75)	(3.17)	(2.88)

Dividends declared per share as a percent of diluted net income per share	0.00	0.00	0.00	NM	NM

Average shareholders' equity as a percent of average total assets	4.82	4.76	3.92	5.80	7.50

(1)	These amounts are calculated using net income (loss) applicable to common stock.
NM – Not meaningful.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS

Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Item 8, Part II of this report.

ITEM 1A.	RISK FACTORS

Our results of operations, financial condition, and business may be materially and adversely affected if we are unable to successfully implement our Capital Plan.

Our Capital Plan, which is described in more detail under “Business – Recent Developments” above, has a primary objective of achieving and thereafter maintaining certain minimum capital ratios required by resolutions adopted by our bank's Board of Directors in December 2009 (as subsequently amended).  Since those resolutions were adopted, we have engaged in various transactions to help us achieve the minimum capital ratios set forth in the Capital Plan, which are also described under "Business – Recent Developments" above.  As of December 31, 2012, our bank met both of the minimum capital ratios set forth in the resolutions.  However, we have not fully implemented our Capital Plan.

The final initiative of our Capital Plan is a public offering of our common stock for cash.  As discussed under "Business – Recent Developments" above, we initially anticipated conducting a new cash equity raise of not less than $100 million, which would allow us to exercise our right to compel a conversion of the Series B Convertible Preferred Stock held by the Treasury into shares of our common stock (subject to the satisfaction of certain other conditions, as described in "Business – Recent Developments" above). We are currently evaluating the merits of a smaller capital raise with a goal of preserving the potential future use of our net deferred tax asset, which totaled approximately $65.1 million as of December 31, 2012, and on which we have established a full valuation allowance.  This evaluation will also take into account our ongoing operating results, as well as input from our financial advisors and the Treasury.

Whatever strategy we pursue to reach the objectives of the Capital Plan will involve risks and uncertainties.  The successful implementation of our Capital Plan is, in many respects, largely out of our control as it primarily depends on factors such as our ability to raise new capital, which depends on factors such as the stability of the financial markets, other macro economic conditions, and investors’ perception of the ability of the Michigan economy to continue to recover from the recession.  In addition, other risks, including each of those described in these "Risk Factors," could negatively affect our operating performance in significant ways, which would in turn have a negative impact on our ability to reach the goals set forth in our Capital Plan.

If we are unable to maintain the minimum capital ratios set forth in our Capital Plan, it would likely materially and adversely affect our business, financial condition, and the value of our securities. An inability to improve and maintain our capital position would make it very difficult for us to withstand losses as a result of economic difficulties in Michigan and other factors, as described elsewhere in this “Risk Factors” section.  It is possible that our bank’s capital could fall below the levels necessary to remain well-capitalized under federal regulatory standards.  In that case, our primary bank regulators may impose regulatory restrictions and requirements on us through a regulatory enforcement action. If our bank fails to remain well-capitalized under federal regulatory standards, it will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC, which would likely have a material adverse impact on our business and financial condition. If our regulators take enforcement action against us, it would likely increase our expenses (due to additional costs associated with complying with such enforcement action) and could limit our business operations (due to restrictions imposed by the enforcement action). There could be other expenses associated with a deterioration of our capital, such as increased deposit insurance premiums payable to the FDIC.

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

Additional restrictions would make it increasingly difficult for us to withstand any future deterioration in economic conditions, any deterioration in our loan portfolio, or any additional charges related to estimated potential incurred losses for Mepco from vehicle service contract counterparty contingencies. We could then be required to engage in a sale or other transaction with a third party or our bank could be placed into receivership by bank regulators. Any such event could be expected to result in a loss of the entire value of our outstanding shares of common stock and it could also result in a loss of the entire value of our outstanding trust preferred securities and preferred stock.

We may not achieve results similar to our current financial projections.

In our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), we disclose certain information regarding our potential future financial performance, including  our belief that our bank can remain above “well-capitalized” for regulatory purposes for the foreseeable future, even without additional capital, and maintain the bank regulatory capital ratios required by the Capital Plan.  These projections and assumptions were based on information about circumstances and conditions existing as of the date of this Annual Report on Form 10-K. The projections are based on estimates and assumptions that are inherently uncertain and, though considered reasonable by us, are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that actual results will not be significantly different than the information disclosed.  It is possible that our bank may not be able to remain well-capitalized as we work through asset quality issues and seek to return to consistent profitability.  Any significant deterioration in or inability to improve our capital position would make it very difficult for us to withstand losses that we may incur and that may be increased or made more likely as a result of economic difficulties and other factors.  We do not intend to update any such forward-looking information. Neither we nor any other person or entity assumes any responsibility for the accuracy or validity of these projections, as the projections are not, and should not be taken as, a guarantee of our future financial performance or condition.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We have experienced and may continue to experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $32.9 million and $59.9 million at December 31, 2012 and December 31, 2011, respectively. Our allowance coverage ratio of non-performing loans was 134.4% and 98.3% at December 31, 2012 and December 31, 2011, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results.

Although we perform periodic internal testing of our loan portfolio to help ensure the adequacy of our allowance for loan losses, if the assumptions or judgments used in these analyses prove to be incorrect, our current allowance for loan losses may not be sufficient to cover loan losses inherent in our loan portfolio.  Material additions to our allowance would adversely impact our operating results. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs, notwithstanding any internal analysis that has been performed.  Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally, and particularly by economic conditions in Michigan.

Our success depends to a great extent upon the general economic conditions in Michigan’s Lower Peninsula. We have in general experienced a slowing economy in Michigan since 2001, although economic conditions in the state began to show signs of improvement during 2010 and generally these improvements have continued, albeit at a slower pace. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in Michigan’s lower peninsula. Our loan portfolio, the ability of the borrowers to repay these loans, and the value of the collateral securing these loans will be impacted by local economic conditions. The economic difficulties faced in Michigan have had and may continue to have many adverse consequences, including the following:

●	Loan delinquencies may increase;

●	Problem assets and foreclosures may increase;

●	Demand for our products and services may decline; and

●	Collateral for our loans may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans.

Current market developments, particularly in real estate markets, may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market in recent years, with lower home prices and increased foreclosures and unemployment, resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Although we believe the Michigan economy started to show signs of stabilization beginning in 2010, it is possible conditions will not stabilize or recover at or even close to the pace expected.

Negative market developments in the future could negatively affect consumer confidence levels and may contribute to increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses.

The assumptions we make in calculating estimated potential losses  on vehicle service contract counterparty receivables for Mepco may be inaccurate, which could lead to vehicle service contract counterparty contingencies expense that is materially greater than the charges we have taken to date.

One of our subsidiaries, Mepco, is engaged in the business of acquiring and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers (which we refer to as Mepco's "counterparties") become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco.  These obligations of Mepco's counterparties are shown as "vehicle service contract counterparty receivables" in our Consolidated Statements of Financial Condition.  At December 31, 2012, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of "vehicle service contract counterparty contingencies expense," totaled $18.4 million.  This compares to a balance of $29.3 million and $37.3 million at December 31, 2011, and December 31, 2010, respectively.

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

Historically, Mepco's counterparties generally fulfilled their obligations to Mepco to refund Mepco the amounts owed upon cancellation of the service contracts.  However, events in the vehicle service contract industry starting in approximately 2009 significantly increased the size of these counterparty obligations.  These events, which included allegations that several service contract providers violated telemarketing and other consumer protection laws, contributed to significantly higher cancellation rates for outstanding service contracts and significantly lower sales of new service contract products which, in turn, contributed to several of Mepco's counterparties either going out of business or defaulting on their obligations to Mepco.  Although Mepco generally has recourse against more than one counterparty upon the cancellation of a service contract, Mepco has not historically had to enforce its rights against one counterparty (e.g., the administrator of a particular service contract that cancelled) based upon the default of a second counterparty (e.g., the seller of the service contract).  As Mepco has begun to enforce these rights in recent years, certain of its counterparties are challenging their payment obligations to Mepco.  Mepco is currently involved in litigation with several counterparties to enforce Mepco's rights to collect refunds owing from those counterparties.  We expect we will need to initiate additional lawsuits against other counterparties that do not pay their obligations to Mepco.

In evaluating the collectability of these receivables, Mepco estimates probable incurred losses that Mepco expects to incur as a result of being unable to fully collect all amounts owing to Mepco.  The aggregate amount of these probable incurred losses (shown as vehicle service contract counterparty contingencies expense in our Consolidated Statements of Operations) recorded in past years has grown from $0 in 2007, to $1.0 million in 2008, to $31.2 million in 2009, and declined to $18.6 million in 2010, $11.0 million in 2011, and $1.6 million in 2012.

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

For 2008 and 2007, Mepco had net income of $10.7 million and $5.5 million, respectively. With the counterparty losses experienced by Mepco since late 2009 (as referenced in the previous risk factor), Mepco reported net losses of $11.7 million in 2009 (which included a $16.7 million goodwill impairment charge), $1.4 million in 2010, and $4.8 million in 2011.  While Mepco reported net income of $1.7 million in 2012, this is significantly less than its contribution to profit prior to 2009.

As a result of adverse events described above and unique risks within the vehicle service contract industry, we have made a concerted effort to significantly reduce the size and scope of Mepco's business.  Net payment plan receivables have been reduced from $406.3 million (or approximately 13.7% of total assets) at December 31, 2009, to $201.3 million (or approximately 7.9% of total assets) at December 31, 2010, to $115.0 million (or approximately 5.0% of total assets) at December 31, 2011, to $84.7 million (or approximately 4.2% of total assets) at December 31, 2012.  This represents a decline of almost 80% since 2009. We expect the amount of total payment plan receivables will decline only modestly during 2013.

This decline in payment plan receivables has had an adverse impact on our net interest income and net interest margin.

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

We utilize wholesale funding, including Federal Home Loan Bank borrowings and reciprocal and brokered deposits, to augment our core deposits to fund our business. As of December 31, 2012, our use of such wholesale funding sources amounted to approximately $65.5 million or 3.6% of total funding. Because wholesale funding sources are affected by general market conditions, the availability of funding from wholesale sources may be dependent on the confidence these parties have in our banking operations. The continued availability to us of these funding sources is uncertain and may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly, in order to repay obligations as they mature.

The constraint on our liquidity would be exacerbated if we were to experience a reduction in our core deposits, and we cannot be sure we will be able to maintain our current level of core deposits. In particular, those deposits that are currently uninsured or those deposits that were in non-interest bearing transaction accounts and had unlimited deposit insurance under the FDIC Transaction Account Guarantee Program ("TAGP") only through December 31, 2012 (in accordance with provisions in the Dodd-Frank Act), may be particularly susceptible to outflow. At December 31, 2012, we had $107.8 million of uninsured deposits and an additional $175.8 million of deposits that were in non-interest bearing transaction accounts and fully insured through December 31, 2012 under the TAGP. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

In addition, if we fail to remain "well-capitalized" under federal regulatory standards, we will be prohibited from accepting or renewing brokered deposits without the prior consent of the FDIC. As of December 31, 2012, we had brokered deposits of approximately $14.6 million. Approximately $11.4 million of these brokered deposits mature during the next 12 months. As a result, any such restrictions on our ability to access brokered deposits are likely to have a material adverse impact on our business and financial condition.

Moreover, we cannot be sure we will be able to maintain our current level of core deposits. Our deposit customers could move their deposits in reaction to media reports about bank failures in general or, particularly, if our financial condition were to deteriorate. A reduction in core deposits would increase our need to rely on wholesale funding sources, at a time when our ability to do so may be more restricted, as described above.

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

In addition, additional legislation or regulations may be adopted in the future that could adversely impact us. For example, on July 21, 2010, the President signed the Dodd-Frank Act into law, which included the creation of the Consumer Financial Protection Bureau with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the Securities and Exchange Commission; a provision that broadens the base for FDIC insurance assessments and permanently increases FDIC deposit insurance to $250,000; a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets are set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated.  Although a number of the regulations required by the Dodd-Frank Act have been issued, many of the new requirements have not yet been implemented and will likely be subject to implementing regulations over the course of several years.  As these provisions continue to be implemented, we expect they may impact our business operations and may negatively affect our earnings and financial condition by affecting our ability to offer certain products or earn certain fees and by exposing us to increased compliance and other costs.  At this time, it is difficult to assess the full impact of the Dodd-Frank Act on our business.  This legislation as well as other similar federal initiatives could have a material adverse impact on our business.

In addition, on June 4, 2012, the Federal Reserve proposed new regulatory capital requirements for financial institutions.  These new capital requirements, if adopted as outlined in the proposals issued by the Federal Reserve, would have a material impact on the banking industry, including our organization.  In general, the proposed new rules would significantly increase the need for Tier 1 common equity capital and substantially impact the calculation of risk-weighted assets.

We have credit risk inherent in our securities portfolio.

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, and asset-backed securities. We also invest in capital securities, which include preferred stocks and trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated "AA" or higher by a major debt rating agency) or by conducting significant due diligence on the issuer for unrated securities. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $2.6 million as of December 31, 2012 (compared to approximately $5.2 million as of December 31, 2011). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations dependent largely upon factors that we do not control, such as market interest rates.

A portion of our revenues are derived from gains on mortgage loans. We realized net gains of $17.3 million on mortgage loans during 2012 compared to $9.3 million during 2011.  These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.

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

We are unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in the following:

●	inflation or deflation rates;
●	levels of business activity;
●	recession;
●	unemployment levels;
●	money supply;
●	domestic or foreign events; and
●	instability in domestic and foreign financial markets.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations and the ability to implement our Capital Plan and business strategies.

The continuity of our operations is influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our Capital Plan and our strategies. We do not have employment or non-compete agreements with any of our executives or other key employees. In addition, we face restrictions on our ability to compensate our executives as a result of our participation in the CPP under TARP. Many of our competitors do not face these same restrictions. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

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

Our current capital position has prevented us from pursuing any meaningful growth initiatives, and we have taken actions to shrink our balance sheet, including closing a total of 7 branches in 2012 and the sale of an additional 21 branches. Our current focus, as discussed elsewhere in this Annual Report on Form 10-K and in our annual report to shareholders included as Exhibit 13 to this Annual Report on Form 10-K, is to strengthen our capital base, as opposed to pursuing growth.

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

Since April 1, 2011, banks have been charged FDIC insurance premiums based on net assets (defined as the quarter to date average daily total assets less the quarter to date average daily Tier 1 capital) rather than based on average domestic deposits.  Initial base assessment rates vary from 0.05% to 0.35% of net assets and may be adjusted between negative 0.025% and positive 0.10% for an unsecured debt adjustment and a brokered deposit adjustment.  This new FDIC assessment system has resulted in a decline in our deposit insurance premiums from $6.8 million in 2010 to $3.5 million in 2011 to $3.3 million in 2012.  However, if our financial condition worsens and our Tier 1 capital deteriorates, our deposit insurance expense may increase. The amount of deposit insurance that we are required to pay is also subject to factors outside of our control, including bank failures and regulatory initiatives. Such increases may adversely affect our results of operations.

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

As of December 31, 2012, we had federal net operating loss carryforwards of approximately $111.9 million. Under federal tax law, our ability to utilize this carryforward and other deferred tax assets is limited if we are deemed to experience a change of ownership pursuant to Section 382 of the Internal Revenue Code. This would result in our loss of the benefit of these deferred tax assets. Please see the more detailed discussion of these tax rules under "Results of Operations - Income Taxes" in our annual report to shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

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

Stock markets in general and our common stock in particular, have experienced significant volatility since October 2007 and continue to experience significant price and volume volatility. As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We and our bank operate a total of 89 facilities in Michigan and 1 facility in Chicago, Illinois.  The individual properties are not materially significant to us or our bank's business or to the consolidated financial statements.

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

ITEM 4.	MINE SAFETY DISCLOSURES

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

The following sets forth certain information with respect to our executive officers at February 25, 2013.

		First elected
		as an executive
Name (Age)	Position	officer
William B. Kessel (48)	President, Chief Executive Officer and Director (1)	2004

Michael M. Magee, Jr. (57)	Executive Chairman of the Board of Directors and Director (2)	1993

Robert N. Shuster (55)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (53)	Executive Vice President and Chief Risk Officer	2007

David C. Reglin (53)	Executive Vice President, Retail Banking	1998

Mark L. Collins (55)	Executive Vice President, General Counsel (3)	2009

Dennis J. Mack (51)	Executive Vice President and Chief Lending Officer (4)	2012

Richard E. Butler (61)	Senior Vice President, Operations	1998

Peter R. Graves (55)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (47)	Senior Vice President, Controller	2002

(1)
Mr. Kessel assumed the role of President as of April 1, 2011, and assumed the roles of CEO and director starting January 1, 2013.  Prior to being appointed President, Mr. Kessel was Executive Vice President and COO.

(2)	As part of a senior management succession plan, Mr. Magee retired from the role of President as of April 1, 2011, and from the role of CEO as of January 1, 2013.

(3)	Prior to being named Executive Vice President, General Counsel in 2009, Mr. Collins was a Partner with Varnum LLP, a Grand Rapids, Michigan based law firm, where he specialized in commercial law.

(4)
Prior to being named Executive Vice President and Chief Lending Officer in 2012, Mr. Mack was a Senior Vice President and commercial credit officer since 2009 and a Senior Vice President at Comerica Incorporated since 2001.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

PART II.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

PART II.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2012 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/William B. Kessel.	/s/Robert N. Shuster
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

March 13, 2013

PART II.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our Directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to certain functions and the composition of our board committees, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

PART III.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2012.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	275,933	$4.46	142,178

Equity compensation plan not approved by security holders	None		306,740

The equity compensation plan not approved by security holders referenced above is our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.  This plan allows our non-employee directors to defer payment of all or a part of their director fees and to receive shares of common stock in lieu of cash for these fees. Under the plan, each non-employee director may elect to participate in a Current Stock Purchase Account, a Deferred Cash Investment Account, or a Deferred Stock Account.  A Current Stock Purchase Account is credited with shares of our common stock having a fair market value equal to the fees otherwise payable. A Deferred Cash Investment Account is credited with an amount equal to the fees deferred and on each quarterly credit date with an appreciation factor that may not exceed the prime rate of interest charged by our Bank. A Deferred Stock Account is credited with the amount of fees deferred and converted into stock units based on the fair market value of our common stock at the time of the deferral. Amounts in the Deferred Stock Account are credited with cash dividends and other distributions on our common stock. Fees credited to a Deferred Cash Investment Account or a Deferred Stock Account are deferred for income tax purposes. This plan does not provide for distributions of amounts deferred prior to a participant’s termination as a non-employee director. Participants may generally elect either a lump sum or installment distributions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 23, 2013 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final three pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 13, 2013.

INDEPENDENT BANK CORPORATION

/s/Robert N. Shuster	Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each director whose signature appears below hereby appoints William B. Kessel and Robert N. Shuster and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Commission any and all amendments to this Report on Form 10-K.

William B. Kessel, President and Chief Executive Officer (Principal Executive Officer)	/s/William B. Kessel	March 13, 2013

Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/Robert N. Shuster	March 13, 2013

James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	/s/James J. Twarozynski	March 13, 2013

Michael M. Magee, Jr., Executive Chairman and Director	/s/Michael M. Magee Jr.	March 13, 2013

William J. Boer, Director	/s/William J. Boer	March 12, 2013

Donna J. Banks, Director	/s/Donna J. Banks	March 13, 2013

Jeffrey A. Bratsburg, Director	/s/Jeffrey A. Bratsburg	March 7, 2013

Stephen L. Gulis, Jr., Director	/s/Stephen L. Gulis, Jr.	March 13, 2013

Terry L. Haske, Director	/s/Terry L. Haske	March 7, 2013

Robert L. Hetzler, Director	/s/Robert L. Hetzler	March 6, 2013

William B. Kessel, Director	/s/William B. Kessel	March 13, 2013

James E. McCarty, Director	/s/James E. McCarty	March 13, 2013

Charles A. Palmer, Director	/s/Charles A. Palmer	March 4, 2013

Charles C. Van Loan, Director	/s/Charles C. Van Loan	March 13, 2013

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH

13
Annual report, relating to the April 23, 2013 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP).
24	Power of Attorney (included on page 41).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101.INS Instance Document
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

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

EXHIBIT INDEX (Continued)

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

10.13*	Long-Term Incentive Plan, as amended through April 26, 2011 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 17, 2011).
10.14*
Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 8, 2011 (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed March 10, 2011).

10.15*
First Amendment to Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 1, 2012 (incorporated herein by reference to Exhibit 10.1 to our annual report on Form 10-K filed March 13, 2012).

10.16
Purchase and Assumption Agreement, dated May 23, 2012, between Independent Bank and Chemical Bank (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed May 30, 2012).

10.17*	Form of Restricted Stock Unit Grant Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed May 9, 2011).

* Represents a compensation plan.