Form 10-Q
period 2013-03-31
INDEPENDENT BANK CORP /MI/
filed 2013-05-08
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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
YES☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	9,479,853
Class	Outstanding at May 8, 2013

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2013; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

●
our ability to successfully raise new equity capital, effect a conversion of our outstanding convertible preferred stock held by the U.S. Treasury into our common stock, exit the Troubled Asset Relief Program (“TARP”), bring quarterly payments on our trust preferred securities current, and otherwise implement our capital plan;

●	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;
●	the timing and pace of an economic recovery in Michigan and the United States in general, including regional and local real estate markets;
●	the ability of our Bank to remain well-capitalized;
●
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

Index

●	further adverse developments in the vehicle service contract industry;
●	potential limitations on our ability to access and rely on wholesale funding sources;
●	the risk that sales of our common stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes;
●	the continued services of our management team; and
●
implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act or other new legislation, which may have significant effects on us and the financial services industry, the exact nature and extent of which cannot be determined at this time.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks that our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks may not be the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$51,489	$55,487
Interest bearing deposits	170,141	124,295
Cash and Cash Equivalents	221,630	179,782
Interest bearing deposits - time	6,973	-
Trading securities	201	110
Securities available for sale	283,934	208,413
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,838	20,838
Loans held for sale, carried at fair value	37,554	47,487
Loans held for sale, carried at lower of cost or fair value	-	3,292
Loans
Commercial	612,331	617,258
Mortgage	515,796	527,340
Installment	184,424	189,849
Payment plan receivables	78,311	84,692
Total Loans	1,390,862	1,419,139
Allowance for loan losses	(40,765)	(44,275)
Net Loans	1,350,097	1,374,864
Other real estate and repossessed assets	23,639	26,133
Property and equipment, net	47,440	47,016
Bank-owned life insurance	51,228	50,890
Other intangibles	3,772	3,975
Capitalized mortgage loan servicing rights	11,590	11,013
Prepaid FDIC deposit insurance assessment	8,851	9,448
Vehicle service contract counterparty receivables, net	18,270	18,449
Accrued income and other assets	19,330	22,157
Total Assets	$2,105,347	$2,023,867
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$504,614	$488,126
Savings and interest-bearing checking	919,098	871,238
Reciprocal	45,852	33,242
Retail time	366,635	372,340
Brokered time	14,594	14,591
Total Deposits	1,850,793	1,779,537
Other borrowings	17,630	17,625
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	6,443	7,725
Accrued expenses and other liabilities	36,221	33,830
Total Liabilities	1,961,262	1,888,892
Shareholders' Equity
Convertible preferred stock, no par value, 200,000 shares authorized; 74,426 shares issued and outstanding at March 31, 2013 and December 31, 2012; liquidation preference: $86,191 at March 31,2013 and $85,150 at December 31, 2012	85,299	84,204
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 9,473,462 shares at March 31, 2013 and 9,093,732 shares at December 31, 2012	253,437	251,237
Accumulated deficit	(187,698)	(192,408)
Accumulated other comprehensive loss	(6,953)	(8,058)
Total Shareholders' Equity	144,085	134,975
Total Liabilities and Shareholders' Equity	$2,105,347	$2,023,867

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)
Interest Income	(In thousands)
Interest and fees on loans	$20,710	$24,346
Interest on securities
Taxable	670	658
Tax-exempt	238	296
Other investments	332	396
Total Interest Income	21,950	25,696
Interest Expense
Deposits	1,529	2,424
Other borrowings	865	1,172
Total Interest Expense	2,394	3,596
Net Interest Income	19,556	22,100
Provision for loan losses	(691)	5,131
Net Interest Income After Provision for Loan Losses	20,247	16,969
Non-interest Income
Service charges on deposit accounts	3,406	4,201
Interchange income	1,757	2,322
Net gains (losses) on assets
Mortgage loans	3,637	3,860
Securities	84	684
Other than temporary impairment loss on securities
Total impairment loss	-	(177)
Loss recognized in other comprehensive loss	-	-
Net impairment loss recognized in earnings	-	(177)
Mortgage loan servicing	622	736
Title insurance fees	484	508
Increase in fair value of U.S. Treasury warrant	(1,045)	(154)
Other	2,123	2,604
Total Non-interest Income	11,068	14,584
Non-interest Expense
Compensation and employee benefits	11,307	12,482
Occupancy, net	2,424	2,716
Loan and collection	2,226	2,890
Data processing	1,916	1,933
Furniture, fixtures and equipment	1,032	1,196
Communications	780	973
Legal and professional	692	897
Provision for loss reimbursement on sold loans	663	432
Net losses on other real estate and repossessed assets	652	987
FDIC deposit insurance	630	857
Advertising	570	556
Interchange expense	410	406
Credit card and bank service fees	334	651
Vehicle service contract counterparty contingencies	127	471
Recoveries related to unfunded lending commitments	(19)	(47)
Other	1,729	649
Total Non-interest Expense	25,473	28,049
Income Before Income Tax	5,842	3,504
Income tax expense	35	-
Net Income	$5,807	$3,504
Preferred stock dividends and discount accretion	1,095	1,056
Net Income Applicable to Common Stock	$4,712	$2,448
Net Income Per Common Share
Basic	$0.51	$0.29
Diluted	0.27	0.07
Dividends Per Common Share
Declared	$.00	$.00
Paid	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2013	2012
	(unaudited)
	(In thousands)
Net income	$5,807	$3,504
Other comprehensive income (loss), before tax
Available for sale securities
Unrealized gain (loss) arising during period	974	(1,037)
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	33	129
Reclassification adjustment for other than temporary impairment included in earnings	-	177
Reclassification adjustments for (gains) losses included in earnings	7	(692)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities	1,014	(1,423)
Income tax expense	-	-
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities, net of tax	1,014	(1,423)
Derivative instruments
Unrealized loss arising during period	(3)	(51)
Reclassification adjustment for expense recognized in earnings	94	185
Reclassfication adjustment for accretion on settled derivatives	-	145
Unrealized gains recognized in other comprehensive income on derivative instruments	91	279
Income tax expense	-	-
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	91	279
Other comprehensive income (loss)	1,105	(1,144)
Comprehensive income	$6,912	$2,360

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2013	2012
	(unaudited - In thousands)
Net Income	$5,807	$3,504
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	131,495	116,422
Disbursements for loans held for sale	(117,925)	(108,082)
Provision for loan losses	(691)	5,131
Deferred loan fees	133	(97)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(1,040)	(1,313)
Net gain on sale of property and equipment	(1)	-
Net gains on mortgage loans	(3,637)	(3,860)
Net gains on securities	(84)	(684)
Securities impairment recognized in earnings	-	177
Net losses on other real estate and repossessed assets	652	987
Vehicle service contract counterparty contingencies	127	471
Share based compensation	236	45
Increase (decrease) in accrued income and other assets	2,573	(934)
Increase in accrued expenses and other liabilities	823	1,576
Total Adjustments	12,661	9,839
Net Cash from Operating Activities	18,468	13,343
Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	1,800	9,206
Proceeds from the maturity of securities available for sale	22,820	545
Principal payments received on securities available for sale	6,487	4,261
Purchases of securities available for sale	(103,259)	(150,607)
Purchases of interest bearing deposits	(6,986)	-
Net cash from branch sale	3,292	-
Net decrease in portfolio loans (loans originated, net of principal payments)	26,729	34,293
Proceeds from the collection of vehicle service contract counterparty receivables	169	210
Proceeds from the sale of other real estate and repossessed assets	3,511	5,298
Proceeds from the sale of property and equipment, net	3	-
Capital expenditures	(2,119)	(2,827)
Net Cash used in Investing Activities	(47,553)	(99,621)
Cash Flow from Financing Activities
Net increase in total deposits	71,256	98,187
Net increase in other borrowings	5	6
Proceeds from Federal Home Loan Bank advances	-	12,000
Payments of Federal Home Loan Bank advances	-	(12,354)
Net increase (decrease) in vehicle service contract counterparty payables	(1,282)	180
Proceeds from issuance of common stock	954	-
Net Cash from Financing Activities	70,933	98,019
Net Increase in Cash and Cash Equivalents	41,848	11,741
Cash and Cash Equivalents at Beginning of Period	179,782	341,108
Cash and Cash Equivalents at End of Period	$221,630	$352,849
Cash paid during the period for
Interest	$1,810	$3,034
Income taxes	6	131
Transfers to other real estate and repossessed assets	1,669	3,161
Transfer of payment plan receivables to vehicle service contract counterparty receivables	79	368
Purchase of securities available for sale not yet settled	2,565	10,817

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended
	March 31,
	2013	2012
	(unaudited)
	(In thousands)
Balance at beginning of period	$134,975	$102,627
Net income	5,807	3,504
Issuance of common stock	1,962	-
Share based compensation	236	45
Net change in accumulated other comprehensive loss, net of related tax effect	1,105	(1,144)
Balance at end of period	$144,085	$105,032

See notes to interim condensed consolidated financial statements (unaudited)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2013 and December 31, 2012, and the results of operations for the three-month periods ended March 31, 2013 and 2012.  The results of operations for the three-month period ended March 31, 2013, is not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2012 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In February, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU amended guidance on the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This amended guidance became effective for us at January 1, 2013 and was applied prospectively.  The effect of adopting this standard did not have a material impact on our consolidated operating results or financial condition, but the additional disclosures are included in note #16.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2013
U.S. agency	$8,120	$-	$14	$8,106
U.S. agency residential mortgage-backed	192,538	1,536	67	194,007
Private label residential mortgage-backed	8,573	1	1,009	7,565
Obligations of states and political subdivisions	70,318	828	243	70,903
Trust preferred	2,898	-	533	2,365
Corporate	989	-	1	988
Total	$283,436	$2,365	$1,867	$283,934

December 31, 2012
U.S. agency	$30,620	$70	$23	$30,667
U.S. agency residential mortgage-backed	126,151	1,264	3	127,412
Private label residential mortgage-backed	9,070	-	876	8,194
Obligations of states and political subdivisions	38,384	736	69	39,051
Trust preferred	4,704	-	1,615	3,089
Total	$208,929	$2,070	$2,586	$208,413

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

March 31, 2013
U.S. agency	$8,106	$14	$-	$-	$8,106	$14
U.S. agency residential mortgage-backed	60,230	66	236	1	60,466	67
Private label residential mortgage-backed	-	-	7,323	1,009	7,323	1,009
Obligations of states and political subdivisions	23,506	213	1,228	30	24,734	243
Trust preferred	-	-	2,365	533	2,365	533
Corporate	988	1	-	-	988	1
Total	$92,830	$294	$11,152	$1,573	$103,982	$1,867

December 31, 2012
U.S. agency	$8,097	$23	$-	$-	$8,097	$23
U.S. agency residential mortgage-backed	-	-	457	3	457	3
Private label residential mortgage-backed	-	-	8,192	876	8,192	876
Obligations of states and political subdivisions	7,384	69	-	-	7,384	69
Trust preferred	-	-	3,089	1,615	3,089	1,615
Total	$15,481	$92	$11,738	$2,494	$27,219	$2,586

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

U.S. agency and U.S. agency residential mortgage-backed securities — at March 31, 2013 we had two U.S. Agency and seven U.S. Agency residential mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to bid offer spreads on bonds purchased during the first quarter of 2013. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at March 31, 2013 we had seven of these type of securities whose fair value is less than amortized cost. Two of the issues are rated by a major rating agency as investment grade while four are below investment grade and one is split rated. Three of these bonds have impairment in excess of 10% and all of these holdings have been impaired for more than 12 months.

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.  The increase in unrealized losses during the quarter was primarily attributed to one issue while the other six issues remained relatively stable during the quarter.  The underlying loans within these securities include Jumbo (72%) and Alt A (28%) at March 31, 2013.

	March 31, 2013		December 31, 2012
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$5,274	$(683)	$6,041	$(594)
Alt-A	2,049	(326)	2,153	(282)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six of the private label residential mortgage-backed transactions have geographic concentrations in California, ranging from 28% to 58% of the collateral pool. Typical exposure levels to California (median exposure is 50%) are consistent with overall market collateral characteristics. Three transactions have modest exposure to Florida, ranging from 5% to 7% and one transaction has modest exposure to Nevada (5%). The underlying collateral pools do not have meaningful exposure to Arizona, Michigan or Ohio. None of the issues involve subprime mortgage collateral. Thus the impact of this market segment is only indirect, in that it has impacted liquidity and pricing in general for private label residential mortgage-backed securities. The majority of transactions are backed by fully amortizing loans. However, six transactions have concentrations in loans that pay interest only for a specified period of time and will fully amortize thereafter ranging from 31% to 94% (at origination date). The structure of the residential mortgage securities portfolio provides protection to credit losses. The portfolio primarily consists of senior securities as demonstrated by the following: super senior (24%), senior (42%), senior support (23%) and mezzanine (11%). The mezzanine class is from a seasoned transaction (105 months) with a significant level of subordination (8.25%). Except for the additional discussion below relating to other than temporary impairment, each private label residential mortgage-backed security has sufficient credit enhancement via subordination to reasonably assure full realization of book value. This assertion is based on a transaction level review of the portfolio.

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

In addition to the review discussed above, all private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans consider contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to the absence of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 12% to 24% CPR. For fixed rate collateral (one transaction), the prepayment speeds are projected to remain stable.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Default assumptions are largely based on the volume of existing real estate owned, pending foreclosures and severe delinquencies. Other considerations include the quality of loan underwriting, recent default experience, realized loss performance and the volume of less severe delinquencies. Default levels generally are projected to remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline, generally beginning in year three. Current loss severity assumptions are based on recent observations when meaningful data is available. Loss severity is expected to remain elevated for the next 18 months. Severity is expected to decline beginning in year two due to improving overall economic conditions, improving real estate prices and a reduced inventory of foreclosed properties on the market. Except for three securities discussed in further detail below (all three are currently below investment grade), our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.

At March 31, 2013 three below investment grade private label residential mortgage-backed securities with fair values of $3.1 million, $1.7 million and $0.1 million, respectively and unrealized losses of $0.4 million, $0.1 million and $0.01 million, respectively (amortized cost of $3.5 million, $1.8 million and $0.1 million, respectively) had losses that were considered other than temporary.

The underlying loans in the first transaction are 30 year fixed rate jumbos with an average FICO of 744 and an average loan-to-value ratio of 72%. The loans backing this transaction were originated in 2007 and this is our only security backed by 2007 vintage loans. We believe that this vintage is a key differentiating factor between this security and the others in our portfolio that do not have unrealized losses that are considered OTTI. The bond is a senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral. The cash flow analysis described above calculated $0.722 million of cumulative credit related OTTI as of March 31, 2013 on this security.   Zero and $0.085 million of this credit related OTTI was recognized in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012, respectively with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income during those same periods.

The underlying loans in the second transaction are 30 year hybrid ARM Alt-A with an average FICO of 717 and an average loan-to-value ratio of 78%. The loans backing this transaction were originated in 2005.  The bond is a super senior security that is receiving principal and interest payments similar to principal reductions in the underlying collateral.  The cash flow analysis described above calculated $0.457 million of cumulative credit related OTTI as of March 31, 2013 on this security.   Zero and $0.032 million of this credit related OTTI was recognized in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income during those same periods.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The underlying loans in the third transaction are 30 year hybrid ARM jumbos with an average FICO of 738 and an average loan-to-value ratio of 57%. The loans backing this transaction were originated in 2005. The bond is a senior support security that is receiving principal and interest payments similar to principal reductions in the underlying collateral.  The cash flow analysis described above calculated $0.380 million of cumulative credit related OTTI as of March 31, 2013 on this security.   Zero and $0.060 million of this credit related OTTI was recognized in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012, respectively, with the balance being recognized in previous periods.  The remaining non-credit related unrealized loss was attributed to other factors and is reflected in other comprehensive income during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2013 we had 32 municipal securities whose fair value is less than amortized cost. The increase in unrealized losses during the first quarter of 2013 is primarily due to modest increases in longer-term interest rates during the quarter.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at March 31, 2013 we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and repricing risk related to these hybrid capital securities.

One of the three securities is rated by two major rating agencies as investment grade, while one is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.7 million as of March 31, 2013, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Trust preferred securities
Rated issues	$1,618	$(280)	$1,581	$(316)
Unrated issues - no OTTI	747	(253)	1,508	(1,299)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three month periods ended March 31, 2013 and 2012 we recorded in earnings OTTI charges on securities available for sale of zero and $0.177 million, respectively (see discussion above).

A roll forward of credit losses recognized in earnings on securities available for sale for the three month periods ended March 31, follows:

	2013	2012
	(In thousands)
Balance at beginning of year	$1,809	$1,470
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was
previously recognized	-	177
Total	$1,809	$1,647

The amortized cost and fair value of securities available for sale at March 31, 2013, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$1,976	$1,975
Maturing after one year but within five years	19,358	19,514
Maturing after five years but within ten years	20,595	20,890
Maturing after ten years	40,396	39,983
	82,325	82,362
U.S. agency residential mortgage-backed	192,538	194,007
Private label residential mortgage-backed	8,573	7,565
Total	$283,436	$283,934

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ended March 31, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2013	$1,800	$-	$7
2012	9,206	692	-

(1)	Losses in 2013 and 2012 exclude zero and $0.177 million, respectively of credit related OTTI recognizedin earnings.

During 2013 and 2012 our trading securities consisted of various preferred stocks. During the first three months of 2013 and 2012 we recognized gains (losses) on trading securities of $0.091 million and $(0.008) million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts, relate to gains (losses) recognized on trading securities still held at each respective period end.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2013
Balance at beginning of period	$11,402	$21,447	$3,378	$144	$7,904	$44,275
Additions (deductions)
Provision for loan losses	(272)	(139)	375	(4)	(651)	(691)
Recoveries credited to allowance	536	622	286	7	-	1,451
Loans charged against the allowance	(1,608)	(1,767)	(877)	(18)	-	(4,270)
Balance at end of period	$10,058	$20,163	$3,162	$129	$7,253	$40,765

2012
Balance at beginning of period	$18,183	$22,885	$6,146	$197	$11,473	$58,884
Additions (deductions)
Provision for loan losses	1,496	4,235	289	30	(919)	5,131
Recoveries credited to allowance	1,006	548	326	-	-	1,880
Loans charged against the allowance	(4,244)	(4,397)	(1,227)	(21)	-	(9,889)
Balance at end of period	$16,441	$23,271	$5,534	$206	$10,554	$56,006

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$5,936	$12,370	$1,494	$-	$-	$19,800
Collectively evaluated for impairment	4,122	7,793	1,668	129	7,253	20,965
Total ending allowance balance	$10,058	$20,163	$3,162	$129	$7,253	$40,765

Loans
Individually evaluated for impairment	$56,309	$85,489	$7,349	$-		$149,147
Collectively evaluated for impairment	557,711	432,744	177,819	78,311		1,246,585
Total loans recorded investment	614,020	518,233	185,168	78,311		1,395,732
Accrued interest included in recorded investment	1,689	2,437	744	-		4,870
Total loans	$612,331	$515,796	$184,424	$78,311		$1,390,862

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$6,558	$12,869	$1,582	$-	$-	$21,009
Collectively evaluated for impairment	4,844	8,578	1,796	144	7,904	23,266
Total ending allowance balance	$11,402	$21,447	$3,378	$144	$7,904	$44,275

Loans
Individually evaluated for impairment	$55,634	$88,028	$7,505	$-		$151,167
Collectively evaluated for impairment	563,316	441,703	183,090	84,692		1,272,801
Total loans recorded investment	618,950	529,731	190,595	84,692		1,423,968
Accrued interest included in recorded investment	1,692	2,391	746	-		4,829
Total loans	$617,258	$527,340	$189,849	$84,692		$1,419,139

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
March 31, 2013
Commercial
Income producing - real estate	$-	$4,099	$4,099
Land, land development and construction - real estate	-	2,991	2,991
Commercial and industrial	56	4,449	4,505
Mortgage
1-4 family	3	9,153	9,156
Resort lending	-	3,878	3,878
Home equity line of credit - 1st lien	-	382	382
Home equity line of credit - 2nd lien	-	665	665
Installment
Home equity installment - 1st lien	-	1,167	1,167
Home equity installment - 2nd lien	-	606	606
Loans not secured by real estate	-	396	396
Other	-	-	-
Payment plan receivables
Full refund	-	18	18
Partial refund	-	17	17
Other	-	-	-
Total recorded investment	$59	$27,821	$27,880
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2012
Commercial
Income producing - real estate	$-	$5,611	$5,611
Land, land development and construction - real estate	-	4,062	4,062
Commercial and industrial	-	5,080	5,080
Mortgage
1-4 family	7	9,654	9,661
Resort lending	-	4,861	4,861
Home equity line of credit - 1st lien	-	529	529
Home equity line of credit - 2nd lien	-	685	685
Installment
Home equity installment - 1st lien	-	1,278	1,278
Home equity installment - 2nd lien	-	675	675
Loans not secured by real estate	-	390	390
Other	-	-	-
Payment plan receivables
Full refund	-	57	57
Partial refund	-	38	38
Other	-	9	9
Total recorded investment	$7	$32,929	$32,936
Accrued interest included in recorded investment	$-	$-	$-

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2013
Commercial
Income producing - real estate	$585	$188	$1,972	$2,745	$222,460	$225,205
Land, land development and construction - real estate	58	-	1,055	1,113	39,883	40,996
Commercial and industrial	2,080	1,412	2,447	5,939	341,880	347,819
Mortgage
1-4 family	3,074	2,393	9,156	14,623	276,381	291,004
Resort lending	515	565	3,878	4,958	158,917	163,875
Home equity line of credit - 1st lien	402	80	382	864	17,871	18,735
Home equity line of credit - 2nd lien	664	110	665	1,439	43,180	44,619
Installment
Home equity installment - 1st lien	469	399	1,167	2,035	29,065	31,100
Home equity installment - 2nd lien	381	35	606	1,022	37,484	38,506
Loans not secured by real estate	1,112	197	396	1,705	111,309	113,014
Other	13	5	-	18	2,530	2,548
Payment plan receivables
Full refund	1,937	385	18	2,340	71,992	74,332
Partial refund	94	6	17	117	3,716	3,833
Other	3	3	-	6	140	146
Total recorded investment	$11,387	$5,778	$21,759	$38,924	$1,356,808	$1,395,732
Accrued interest included in recorded investment	$99	$80	$-	$179	$4,691	$4,870

December 31, 2012
Commercial
Income producing - real estate	$3,734	$609	$2,826	$7,169	$215,623	$222,792
Land, land development and
construction - real estate	336	-	1,176	1,512	41,750	43,262
Commercial and industrial	2,522	654	1,913	5,089	347,807	352,896
Mortgage
1-4 family	4,429	1,115	9,661	15,205	279,132	294,337
Resort lending	748	370	4,861	5,979	164,414	170,393
Home equity line of credit - 1st lien	453	51	529	1,033	18,003	19,036
Home equity line of credit - 2nd lien	442	32	685	1,159	44,806	45,965
Installment
Home equity installment - 1st lien	599	140	1,278	2,017	30,368	32,385
Home equity installment - 2nd lien	430	125	675	1,230	38,956	40,186
Loans not secured by real estate	899	259	390	1,548	113,751	115,299
Other	24	12	-	36	2,689	2,725
Payment plan receivables
Full refund	2,249	552	57	2,858	77,335	80,193
Partial refund	112	46	38	196	4,119	4,315
Other	3	6	9	18	166	184
Total recorded investment	$16,980	$3,971	$24,098	$45,049	$1,378,919	$1,423,968

Accrued interest included in recorded investment	$146	$43	$-	$189	$4,640	$4,829

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	March 31,	December 31,
	2013	2012
Impaired loans with no allocated allowance
TDR	$15,688	$14,435
Non - TDR	1,848	418
Impaired loans with an allocated allowance
TDR - allowance based on collateral	14,269	16,231
TDR - allowance based on present value cash flow	113,502	112,997
Non - TDR - allowance based on collateral	3,342	6,580
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$148,649	$150,661

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$4,403	$5,060
TDR - allowance based on present value cash flow	14,393	14,462
Non - TDR - allowance based on collateral	1,004	1,487
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$19,800	$21,009

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,899	$5,552	$-	$4,050	$4,672	$-
Land, land development & construction-real estate	2,949	2,942	-	3,304	3,294	-
Commercial and industrial	4,670	5,033	-	2,611	2,592	-
Mortgage
1-4 family	-	-	-	-	-	-
Resort lending	35	163	-	-	-	-
Home equity line of credit - 1st lien	-	-	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-	-	-
Installment
Home equity installment - 1st lien	2,089	2,317	-	2,027	2,219	-
Home equity installment - 2nd lien	2,315	2,314	-	2,278	2,278	-
Loans not secured by real estate	606	709	-	610	681	-
Other	19	19	-	20	20	-
	17,582	19,049	-	14,900	15,756	-
With an allowance recorded:
Commercial
Income producing - real estate	22,079	25,586	2,006	20,628	24,250	1,822
Land, land development & construction-real estate	7,873	10,954	1,431	8,808	11,971	1,986
Commercial and industrial	13,839	15,485	2,499	16,233	18,564	2,750
Mortgage
1-4 family	63,073	67,094	8,352	64,160	68,418	8,518
Resort lending	22,182	22,756	3,930	23,763	24,160	4,321
Home equity line of credit - 1st lien	157	167	84	62	77	30
Home equity line of credit - 2nd lien	42	118	4	43	118	-
Installment
Home equity installment - 1st lien	969	996	563	1,215	1,240	610
Home equity installment - 2nd lien	1,138	1,142	892	1,161	1,174	930
Loans not secured by real estate	213	213	39	194	194	42
Other	-	-	-	-	-	-
	131,565	144,511	19,800	136,267	150,166	21,009
Total
Commercial
Income producing - real estate	26,978	31,138	2,006	24,678	28,922	1,822
Land, land development & construction-real estate	10,822	13,896	1,431	12,112	15,265	1,986
Commercial and industrial	18,509	20,518	2,499	18,844	21,156	2,750
Mortgage
1-4 family	63,073	67,094	8,352	64,160	68,418	8,518
Resort lending	22,217	22,919	3,930	23,763	24,160	4,321
Home equity line of credit - 1st lien	157	167	84	62	77	30
Home equity line of credit - 2nd lien	42	118	4	43	118	-
Installment
Home equity installment - 1st lien	3,058	3,313	563	3,242	3,459	610
Home equity installment - 2nd lien	3,453	3,456	892	3,439	3,452	930
Loans not secured by real estate	819	922	39	804	875	42
Other	19	19	-	20	20	-
Total	$149,147	$163,560	$19,800	$151,167	$165,922	$21,009

Accrued interest included in recorded investment	$498			$506

(1)	There were no impaired payment plan receivables at March 31, 2013 or December 31, 2012.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows (1):

	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,475	$63	$3,600	$17
Land, land development & construction-real estate	3,127	42	1,590	-
Commercial and industrial	3,641	38	4,027	2
Mortgage
1-4 family	-	-	-	-
Resort lending	18	-	579	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	2,058	24	1,827	20
Home equity installment - 2nd lien	2,297	29	1,861	21
Loans not secured by real estate	608	8	527	6
Other	20	1	24	1
	16,244	205	14,035	67
With an allowance recorded:
Commercial
Income producing - real estate	21,354	137	22,223	147
Land, land development & construction-real estate	8,341	56	11,575	53
Commercial and industrial	15,036	140	15,705	114
Mortgage
1-4 family	63,617	706	67,542	724
Resort lending	22,973	219	24,474	244
Home equity line of credit - 1st lien	110	1	67	1
Home equity line of credit - 2nd lien	43	1	137	1
Installment
Home equity installment - 1st lien	1,092	12	1,626	21
Home equity installment - 2nd lien	1,150	13	1,604	19
Loans not secured by real estate	204	2	178	2
Other	-	-	-	-
	133,920	1,287	145,131	1,326
Total
Commercial
Income producing - real estate	25,829	200	25,823	164
Land, land development & construction-real estate	11,468	98	13,165	53
Commercial and industrial	18,677	178	19,732	116
Mortgage
1-4 family	63,617	706	67,542	724
Resort lending	22,991	219	25,053	244
Home equity line of credit - 1st lien	110	1	67	1
Home equity line of credit - 2nd lien	43	1	137	1
Installment
Home equity installment - 1st lien	3,150	36	3,453	41
Home equity installment - 2nd lien	3,447	42	3,465	40
Loans not secured by real estate	812	10	705	8
Other	20	1	24	1
Total	$150,164	$1,492	$159,166	$1,393

(1)	There were no impaired payment plan receivables during the three month periods ended March 31, 2013 and 2012.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $150.2 million and $159.2 million for the three-month periods ended March 31, 2013 and 2012, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the first three months of 2013 and 2012 was approximately $1.5 million and $1.4 million, respectively.

Troubled debt restructurings follow:

	March 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$44,626	$83,985		$128,611
Non-performing TDR's(1)	6,349	8,499	(2)	14,848
Total	$50,975	$92,484		$143,459

	December 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$40,753	$85,977		$126,730
Non-performing TDR's(1)	7,756	9,177	(2)	16,933
Total	$48,509	$95,154		$143,663

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

The Company has allocated $18.8 million and $19.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan have generally been for periods ranging from 9 months to 60 months but have extended to as much as 480 months in certain circumstances. Modifications involving an extension of the maturity date have generally been for periods ranging from 1 month to 60 months but have extended to as much as 193 months in certain circumstances.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	3	$4,083	$3,822
Land, land development & construction-real estate	1	16	15
Commercial and industrial	13	840	834
Mortgage
1-4 family	7	791	786
Resort lending	3	799	795
Home equity line of credit - 1st lien	1	95	96
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	7	173	176
Home equity installment - 2nd lien	6	148	148
Loans not secured by real estate	2	57	28
Other	-	-	-
Total	43	$7,002	$6,700

2012
Commercial
Income producing - real estate	2	$223	$217
Land, land development & construction-real estate	2	2,838	2,836
Commercial and industrial	14	3,910	3,894
Mortgage
1-4 family	15	1,298	1,267
Resort lending	7	2,175	2,155
Home equity line of credit - 1st lien	1	15	6
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	4	308	311
Home equity installment - 2nd lien	7	194	194
Loans not secured by real estate	1	25	25
Other	-	-	-
Total	53	$10,986	$10,905

The troubled debt restructurings described above for 2013 increased the allowance for loan losses by $0.1 million and resulted in $0.3 million of charge offs while the troubled debt restructurings described above for 2012 increased the allowance for loan losses by $0.3 million and resulted in zero charge offs.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended March 31 follow:

	Number of	Recorded
	Contracts	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	1	334
Commercial and industrial	1	81
Mortgage
1-4 family	1	106
Resort lending	1	156
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	4	$677

2012
Commercial
Income producing - real estate	4	$597
Land, land development & construction-real estate	3	2,303
Commercial and industrial	8	790
Mortgage
1-4 family	-	-
Resort lending	1	117
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	1	26
Home equity installment - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	17	$3,833

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2013 increased the allowance for loan losses by $0.2 million and resulted in zero charge offs while the troubled debt restructurings that subsequently defaulted described above for 2012 decreased the allowance for loan losses by $0.2 million and resulted in charge offs of $0.4 million.

The terms of certain other loans were modified during the three months ended March 31, 2013 and 2012 in a manner that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
March 31, 2013
Income producing - real estate	$187,106	$27,441	$6,559	$4,099	$225,205
Land, land development and construction - real estate	31,607	5,346	1,052	2,991	40,996
Commercial and industrial	304,931	25,852	12,588	4,448	347,819
Total	$523,644	$58,639	$20,199	$11,538	$614,020
Accrued interest included in total	$1,426	$172	$91	$-	$1,689

December 31, 2012
Income producing - real estate	$183,530	$27,096	$6,555	$5,611	$222,792
Land, land development and construction - real estate	32,784	3,457	2,959	4,062	43,262
Commercial and industrial	307,566	26,954	13,296	5,080	352,896
Total	$523,880	$57,507	$22,810	$14,753	$618,950
Accrued interest included in total	$1,417	$163	$112	$-	$1,692

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
March 31, 2013
800 and above	$21,176	$15,112	$2,975	$5,193	$44,456
750-799	56,977	63,881	4,525	12,283	137,666
700-749	60,733	41,138	3,401	8,991	114,263
650-699	54,234	17,310	2,275	7,892	81,711
600-649	34,065	11,597	3,361	4,757	53,780
550-599	27,200	7,278	858	2,699	38,035
500-549	19,641	1,004	658	1,912	23,215
Under 500	9,133	1,626	417	787	11,963
Unknown	7,845	4,929	265	105	13,144
Total	$291,004	$163,875	$18,735	$44,619	$518,233
Accrued interest included in total	$1,354	$776	$88	$219	$2,437

December 31, 2012
800 and above	$19,638	$15,430	$3,031	$5,515	$43,614
750-799	62,419	67,094	4,758	12,783	147,054
700-749	59,594	41,860	3,293	9,177	113,924
650-699	57,584	17,685	2,309	7,987	85,565
600-649	31,465	12,317	3,311	4,775	51,868
550-599	27,739	7,887	964	2,754	39,344
500-549	20,243	1,212	656	1,997	24,108
Under 500	9,470	1,637	456	789	12,352
Unknown	6,185	5,271	258	188	11,902
Total	$294,337	$170,393	$19,036	$45,965	$529,731
Accrued interest included in total	$1,319	$750	$91	$231	$2,391

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
March 31, 2013
800 and above	$3,733	$3,055	$18,533	$41	$25,362
750-799	7,211	10,822	43,262	443	61,738
700-749	4,766	8,600	23,975	712	38,053
650-699	5,636	6,925	13,238	629	26,428
600-649	4,155	4,075	5,982	358	14,570
550-599	3,104	2,564	3,087	183	8,938
500-549	1,624	1,315	2,044	107	5,090
Under 500	668	1,070	784	32	2,554
Unknown	203	80	2,109	43	2,435
Total	$31,100	$38,506	$113,014	$2,548	$185,168
Accrued interest included in total	$133	$149	$441	$21	$744

December 31, 2012
800 and above	$3,909	$3,265	$19,293	$38	$26,505
750-799	7,394	11,300	43,740	462	62,896
700-749	4,884	8,826	24,267	786	38,763
650-699	5,925	7,164	13,758	710	27,557
600-649	4,360	4,214	6,442	367	15,383
550-599	3,226	2,716	3,428	188	9,558
500-549	1,722	1,403	2,154	114	5,393
Under 500	760	1,195	895	42	2,892
Unknown	205	103	1,322	18	1,648
Total	$32,385	$40,186	$115,299	$2,725	$190,595
Accrued interest included in total	$137	$157	$429	$23	$746

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of March 31, 2013, approximately 94.9% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 4.9% of Mepco’s outstanding payment plan receivables as of March 31, 2013, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
March 31, 2013
AM Best rating
A+	$-	$-	$90	$90
A	23,372	3,376	-	26,748
A-	16,317	457	-	16,774
B+	15	-	-	15
B	-	-	-	-
Not rated	34,628	-	56	34,684
Total	$74,332	$3,833	$146	$78,311

December 31, 2012
AM Best rating
A+	$-	$-	$110	$110
A	24,825	3,916	-	28,741
A-	19,310	399	-	19,709
B+	56	-	-	56
B	-	-	-	-
Not rated	36,002	-	74	36,076
Total	$80,193	$4,315	$184	$84,692

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

In the normal course of business, our IB segment provides funding to our Mepco segment through an intercompany line of credit priced at the prime rate of interest as published in the Wall Street Journal. Our IB segment also provides certain administrative services to our Mepco segment which are reimbursed at an agreed upon rate. These intercompany transactions are eliminated upon consolidation. The only other material intersegment balances and transactions are investments in subsidiaries at the parent entities and cash balances on deposit at our IB segment.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
As of March 31, 2013
Total assets	$1,978,620	$124,104	$202,914	$(200,291)	$2,105,347
For the three months ended March 31, 2013
Interest income	18,780	3,170	-	-	21,950
Net interest income	17,616	2,521	(581)	-	19,556
Provision for loan losses	(687)	(4)	-	-	(691)
Income (loss) before income tax	6,819	823	(1,776)	(24)	5,842
Net income (loss)	7,064	543	(1,776)	(24)	5,807
As of December 31, 2012
Total assets	$1,885,807	$135,447	$192,343	$(189,730)	$2,023,867
For the three months ended March 31, 2012
Interest income	21,845	3,851	-	-	25,696
Net interest income	19,939	2,882	(721)	-	22,100
Provision for loan losses	5,103	28	-	-	5,131
Income (loss) before income tax	3,013	1,556	(1,041	(24)	3,504
Net income (loss)	3,542	1,027	(1,041	(24)	3,504

(1) Includes amounts relating to our parent company and certain insignificant operations.
(2) Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6	Earnings Per Common Share

	2013	2012
	(in thousands, except
	per share amounts)

Net income applicable to common stock	$4,712	$2,448
Convertible preferred stock dividends	1,095	1,056
Net income applicable to common stock for calculation of diluted earnings per share	$5,807	$3,504

Weighted average shares outstanding (1)	9,266	8,534
Effect of convertible preferred stock	12,026	38,618
Restricted stock units	361	140
Stock units for deferred compensation plan for non-employee directors	117	26
Effect of stock options	61	-
Weighted average shares outstanding for calculation of diluted earnings per share	21,831	47,318

Net income per common share
Basic (1)	$0.51	$0.29
Diluted	$0.27	$0.07

(1) Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not included in weighted average shares outstanding for calculation of diluted earnings per share because they were anti-dilutive totaled 0.04 million and 0.2 million for the three-month periods ended March 31, 2013 and 2012, respectively. The warrant to purchase 346,154 shares of our common stock (see Note #15) was not included in weighted average shares outstanding for calculation of diluted earnings per share in all periods in 2013 and 2012 as it was anti-dilutive.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2013
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
Cash Flow Hedges - Pay fixed interest-rate swap agreements	$10,000	1.8	$(648)

No hedge designation
Mandatory commitments to sell mortgage loans	$76,941	0.1	$(186)
Rate-lock mortgage loan commitments	39,392	0.1	1,159
Amended Warrant	2,504	5.7	(1,504)
Total	$118,837	0.2	$(531)

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

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.4 million, of unrealized losses on Cash Flow Hedges at March 31, 2013 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized as interest expense.  The maximum term of any Cash Flow Hedge at March 31, 2013 is 1.8 years.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate Lock Commitments”).  These commitments expose us to interest rate risk.  We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate Lock Commitments.  Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate Lock Commitments and Mandatory Commitments are recognized currently as part of net gains on mortgage loans.  We obtain market prices on Mandatory Commitments and Rate Lock Commitments.  Net gains on mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.

During 2010, we entered into an amended and restated warrant with the U.S. Department of the Treasury (“UST”) that would allow them to purchase our common stock at a fixed price (see Note #15). Because of certain anti-dilution features included in the Amended Warrant (as defined in Note #15), it has not been considered to be indexed to our common stock and was therefore accounted for as a derivative instrument and recorded as a liability. Any change in value of the Amended Warrant was recorded in other income in our Condensed Consolidated Statements of Operations.  However, the anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value (which was approximately equal to the fair value at March 31, 2013).

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2013		2012		2013		2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$648	Other liabilities	$739
Total						648		739

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$1,159	Other assets	1,368
Mandatory commitments to sell mortgage loans		-		-	Other liabilities	186	Other liabilities	122

Amended Warrant		-		-	Other liabilities	1,504	Other liabilities	459
Total		1,159		1,368		1,690		581
Total derivatives		$1,159		$1,368		$2,338		$1,320

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
	2013	2012	Portion)	2013	2012	(1)	2013	2012
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(3)	$(51)	Interest expense	$(94)	$(330)		$-	$-
Total	$(3)	$(51)		$(94)	$(330)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(209)	$843
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(64)	614

Amended warrant						Increase in fair value of U.S. Treasury warrant	(1,045)	(154)
Total							$(1,318)	$1,303

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	March 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)

Amortized intangible assets - core deposits	$23,703	$19,931	$23,703	$19,728

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2018 and thereafter in the following table.

(In thousands)

2013	$610
2014	536
2015	347
2016	347
2017	346
2018 and thereafter	1,586
Total	$3,772

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of March 31, 2013.  At our annual shareholder meeting held April 23, 2013, our shareholders approved an amendment to this plan authorizing the issuance of an additional 0.5 million shares.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.3 million shares of common stock as of March 31, 2013. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the first quarters of 2013 and 2012 our president’s annual salary was increased and a portion of those increases was to be paid in the form of common stock.  The amounts to be paid in common stock (also referred to as “salary stock”) were $0.020 million and $0.015 million during 2013 and 2012, respectively.  During the first quarter of 2011, pursuant to a management transition plan, our  former chief executive officer’s annual salary was increased by $0.2 million effective January 1, 2011 through December 31, 2012. This increase was paid entirely in the form of salary stock. These shares were issued each pay period and vested immediately.

Our directors have elected to receive at least a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s quarterly cash retainer are issued each quarter and vest immediately. We issued 0.02 million shares and 0.08 million shares to directors during the first quarter of 2013 and 2012, respectively and expensed their value during those same periods.

Total compensation expense (recovery) recognized for stock option grants, non-vested common stock grants, restricted stock unit grants and salary stock was $0.1 million and $(0.1) million during the three months ended March 31, 2013 and 2012 respectively.  The recovery during the three month period ended March 31, 2012 related to a decrease in our estimate of the amount of restricted stock grants that would actually vest.  The corresponding tax benefit relating to this expense was zero for each period. Total expense recognized for non-employee director share based payments was $0.1 million in each three month period ended March 31, 2013 and 2012, respectively. The corresponding tax benefit relating to this expense was zero for each period.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At March 31, 2013, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $1.1 million.  The weighted-average period over which this amount will be recognized is 2.5 years.

A summary of outstanding stock option grants and related transactions follows:

			Weighted-
			Average
		Average	Remaining	Aggregated
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2013	275,933	$4.46
Granted	-
Exercised	(5,834)	1.92
Forfeited	(1,166)	2.39
Expired	(1,940)	11.53
Outstanding at March 31, 2013	266,993	$4.48	8.34	$1,434

Vested and expected to vest at March 31, 2013	251,892	$4.60	8.29	$1,344
Exercisable at March 31, 2013	75,703	$9.71	6.77	$277

A summary of outstanding non-vested restricted stock and stock units and transactions follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2013	375,416	$6.21
Granted	-
Vested	(14,636)	76.30
Forfeited	-
Outstanding at March 31, 2013	360,780	$3.37

Certain information regarding options exercised during the periods follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Intrinsic value	$15	$-
Cash proceeds received	$11	$-
Tax benefit realized	$-	$-

10.	Income Tax

At both March 31, 2013 and December 31, 2012, we had approximately $1.9 million of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2013.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance of $62.5 million and $65.1 million as of March 31, 2013 and December 31, 2012, respectively against all of our net deferred tax assets.  Accordingly, other than $0.04 million of alternative minimum tax expense in 2013, we are not recognizing income tax expense related to any income before income tax.  Income tax expense was $0.04 million and zero for the three month periods ended March 31, 2013 and 2012.

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2013 the Bank had negative undivided profits of $114.9 million. It is not our intent to have dividends paid in amounts which would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

On October 25, 2011, the respective Boards of Directors of the Company and the Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank (“FRB”) and the Michigan Department of Insurance and Financial Services (“DIFS”). The MOU largely duplicated certain provisions of board resolutions that were already in place, but also had the following specific requirements:

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

Effective March 26, 2013, the FRB and DIFS terminated the MOU.  Also on that date, the respective Boards of Directors of the Company and the Bank passed resolutions that require the following:

●
Submission of quarterly progress reports to the FRB and DIFS regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our “watch list,” or are adversely classified;

●	Prior approval of the FRB and DIFS for the Bank to pay any dividend to the Company; and
●
Prior approval of the FRB and DIFS for the Company to pay any dividend to its shareholders, to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, to increase borrowings or guarantee any debt, and/or to purchase or redeem any of its stock.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2013 and December 31, 2012 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”)  categorization.

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2013
Total capital to risk-weighted assets
Consolidated	$212,720	15.57%	$109,270	8.00%	NA	NA
Independent Bank	215,128	15.78	109,051	8.00	136,313	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$195,247	14.29%	$54,635	4.00%	NA	NA
Independent Bank	197,688	14.50	54,525	4.00	81,788	6.00%

Tier 1 capital to average assets
Consolidated	$195,247	9.50%	$82,248	4.00%	NA	NA
Independent Bank	197,688	9.62	82,166	4.00	$102,707	5.00%

December 31, 2012
Total capital to risk-weighted assets
Consolidated	$204,663	14.71%	$111,268	8.00%	NA	NA
Independent Bank	207,553	14.95	111,063	8.00	$138,829	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$185,948	13.37%	$55,634	4.00%	NA	NA
Independent Bank	189,777	13.67	55,531	4.00	$83,297	6.00%

Tier 1 capital to average assets
Consolidated	$185,948	8.08%	$92,026	4.00%	NA	NA
Independent Bank	189,777	8.26	91,919	4.00	$114,899	5.00%

NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
	(In thousands)
Total shareholders' equity	$144,085	$134,975	$195,095	$186,384
Add (deduct)
Qualifying trust preferred securities	48,668	47,678	-	-
Accumulated other comprehensive loss	6,953	8,058	7,052	8,156
Intangible assets	(3,772)	(3,975)	(3,772)	(3,975)
Disallowed capitalized mortgage loan servicing rights	(687)	(788)	(687)	(788)
Tier 1 capital	195,247	185,948	197,688	189,777
Qualifying trust preferred securities	-	990	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	17,473	17,725	17,440	17,776
Total risk-based capital	$212,720	$204,663	$215,128	$207,553

In November 2011, our Board adopted a capital plan as required by the MOU and submitted it to the FRB and the DIFS. The capital plan was updated in February 2012.  The FRB and DIFS have accepted such capital plan and as of March 31, 2013 we have met the requirements of the capital plan.

The primary objective of our capital plan is to achieve and thereafter maintain the minimum capital ratios required by our Board. The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential future losses based on our still somewhat elevated level of non-performing assets and given certain other risks and uncertainties we face. As of March 31, 2013, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met both of the minimum capital ratio goals established by our Board.

Set forth below are the actual capital ratios of our Bank as of March 31, 2013, the minimum capital ratios imposed by our Board, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent		Minimum
	Bank	Minimum	Ratio
	Actual as of	Ratios	Required to
	March 31,	Established	be Well-
	2013	by our Board	Capitalized
Total Capital to Risk-Weighted Assets	15.78%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	9.62	8.00	5.00

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Fair Value Disclosures

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

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency and private label residential mortgage-backed securities, municipal securities, trust preferred securities and corporate securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of loans held for sale relating to branch sale was based on a discount provided for in the branch sale agreement (non-recurring Level 2).

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Derivatives:  The fair value of interest rate swap agreements, in general, is determined using a discounted cash flow model whose significant fair value inputs can generally be verified and do not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant is determined using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock and uses several unobservable variables (recurring Level 3).

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
	(In thousands)
March 31, 2013:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$201	$201	$-	$-
Securities available for sale
U.S. agency	8,106	-	8,106	-
U.S. agency residential mortgage-backed	194,007	-	194,007	-
Private label residential mortgage-backed	7,565	-	7,565	-
Obligations of states and political subdivisions	70,903	-	70,903	-
Trust preferred	2,365	-	2,365	-
Corporate	988	-	988	-
Loans held for sale	37,554	-	37,554	-
Derivatives (1)	1,159	-	1,159	-
Liabilities
Derivatives (2)	2,338	-	834	1,504

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,485	-	-	8,485
Impaired loans (4)
Commercial
Income producing - real estate	3,185	-	-	3,185
Land, land development & construction-real estate	2,726	-	-	2,726
Commercial and industrial	3,375	-	-	3,375
Mortgage
1-4 Family	2,480	-	-	2,480
Resort Lending	438	-	-	438
Other real estate (5)
Commercial
Income producing - real estate	86	-	-	86
Land, land development & construction-real estate	2,247	-	-	2,247
Mortgage
1-4 Family	631	-	-	631
Resort Lending	2,229	-	-	2,229
Installment
Home equity installment - 1st lien	55	-	-	55

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
	(In thousands)
December 31, 2012:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$110	$110	$-	$-
Securities available for sale
U.S. agency	30,667	-	30,667	-
U.S. agency residential mortgage-backed	127,412	-	127,412	-
Private label residential mortgage-backed	8,194	-	8,194	-
Obligations of states and political subdivisions	39,051	-	39,051	-
Trust preferred	3,089	-	3,089	-
Loans held for sale	47,487	-	47,487	-
Derivatives (1)	1,368	-	1,368	-
Liabilities
Derivatives (2)	1,320	-	861	459

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,814	-	-	8,814
Impaired loans (4)
Commercial
Income producing - real estate	3,727	-	-	3,727
Land, land development & construction-real estate	2,882	-	-	2,882
Commercial and industrial	6,581	-	-	6,581
Mortgage
1-4 Family	2,694	-	-	2,694
Resort Lending	380	-	-	380
Other real estate (5)
Commercial
Income producing - real estate	86	-	-	86
Land, land development & construction-real estate	3,190	-	-	3,190
Mortgage
1-4 Family	405	-	-	405
Resort Lending	3,535	-	-	3,535
Installment
Home equity installment - 1st lien	59	-	-	59
Loans held for sale relating to branch sale	3,292	-	3,292	-

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Three-Month
Periods Ended March 31 for Items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2013			2012
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(In thousands)
Trading securities	$91	$-	$91	$(8)	$-	$(8)
Loans held for sale	-	(694)	(694)	-	(421)	(421)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three month periods ended March 31, 2013 and 2012 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.5 million which is net of a valuation allowance of $5.3 million at March 31, 2013 and had a carrying amount of $8.8 million which is net of a valuation allowance of $6.1 million at December 31, 2012.  A recovery of $0.8 million and $0.7 million was included in our results of operations for the three month periods ending March 31, 2013 and 2012, respectively.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $17.6 million, with a valuation allowance of $5.4 million at March 31, 2013 and had a carrying amount of $22.8 million, with a valuation allowance of $6.5 million at December 31, 2012.  The provision for loan losses included in our results of operations relating to impaired loans was a credit of $0.3 million and an expense of $2.3 million for the three month periods ending March 31, 2013 and 2012, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $5.2 million which is net of a valuation allowance of $4.8 million at March 31, 2013 and a carrying amount of $7.3 million which is net of a valuation allowance of $6.0 million at December 31, 2012.  An additional charge relating to ORE measured at fair value of $0.7 million and $1.0 million was included in our results of operations during the three month periods ended March 31, 2013 and 2012, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 follows:

	(Liability)
	Amended Warrant
	2013	2012

Beginning balance	$(459)	$(174)
Total gains (losses) realized and unrealized:
Included in results of operations	(1,045)	(154)
Included in other comprehensive income	-	-
Purchases, issuances, settlements, maturities and calls	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$(1,504)	$(328)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(1,045)	$(154)

During 2010, we entered into an amended and restated warrant with the UST that would allow it to purchase our common stock at a fixed price (see Note #15). Because of certain anti-dilution features included in the Amended Warrant, it has not been considered to be indexed to our common stock and was therefore accounted for as a derivative instrument (see Note #7). Any change in value of this warrant was recorded in other income in our Condensed Consolidated Statements of Operations.  The anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value (which was approximately equal to the fair value at March 31, 2013).

The fair value of the Amended Warrant has been determined using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock. The simulation analysis relies on a binomial lattice model, a standard technique usually applied to the valuation of stock options. The binomial lattice maps out possible price paths of our common stock, the underlying asset of the Amended Warrant. The simulation is based on a 500-step lattice covering the term of the Amended Warrant. The binomial lattice requires specification of 14 variables, of which several are unobservable in the market.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about the Amended Warrant follows:

	(Liability)			Unobservable Input Values
	Fair	Valuation	Unobservable	March 31,	December 31,
	Value	Technique	Inputs	2013	2012
	(In thousands)

Amended Warrant	$(1,504)	Binomial Lattice Model	Probability of non- permitted equity raise	0.5%	0.5%
			Expected discount to stock price in an equity raise	10.0%	10.0%
			Dollar amount of expected capital raise	$100 Million	$100 Million
			Expected time of non-permitted equity raise	April, 2013	April, 2013

The significant unobservable inputs used in the fair value measurement of Amended Warrant are probability of a non-permitted capital raise, expected discount to stock price in an equity raise, dollar amount of expected capital raise and expected time of equity raise. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of a non-permitted capital raise and dollar amount of equity raise is accompanied by a directionally consistent change in fair value and a directionally opposite change in the assumption used for expected discount to stock price in an equity raise and expected time of equity raise.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset
	(Liability)
	Fair	Valuation	Unobservable	Weighted
	Value	Technique	Inputs	Average
	(In thousands)
March 31, 2013

Capitalized mortgage loan servicing rights	$8,485	Present value of net servicing revenue	Discount rate	11.02%
			Cost to service	$81
			Ancillary income	43
			Float rate	0.96%
Impaired loans
Commercial	9,286	Sales comparison approach	Adjustment for differences between comparable sales	3.1%
		Income approach	Capitalization rate	10.3
Mortgage	2,918	Sales comparison approach	Adjustment for differences between comparable sales	9.7

Other real estate
Commercial	2,333	Sales comparison approach	Adjustment for differences between comparable sales	(11.5)
		Income approach	Capitalization rate	11.0

Mortgage and installment	2,915	Sales comparison approach	Adjustment for differences between comparable sales	31.6

December 31, 2012
	$8,814	Present value of net servicing revenue	Discount rate	11.00%
Capitalized mortgage loan servicing rights			Cost to service	$83
			Ancillary income	43
			Float rate	0.84%

Impaired loans
Commercial	13,190	Sales comparison approach	Adjustment for differences between comparable sales	16.7%
		Income approach	Capitalization rate	10.8
Mortgage	3,074	Sales comparison approach	Adjustment for differences between comparable sales	9.5

Other real estate
Commercial	3,276	Sales comparison approach	Adjustment for differences between comparable sales	(12.4)
		Income approach	Capitalization rate	12.3

Mortgage and installment	3,999	Sales comparison approach	Adjustment for differences between comparable sales	(6.3)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2013	$37,554	$1,149	$36,405
December 31, 2012	47,487	1,843	45,644

13.	Fair Values of Financial Instruments

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

Interest bearing deposits - time:  Interest bearing deposits - time have been valued based on a model using a benchmark yield curve plus a base spread and are classified as Level 2.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative financial instruments:  Interest rate swaps have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates and are classified as Level 2 as described in Note #12  and the Amended Warrant has been valued based on a simulation analysis which considers potential outcomes for a large number of independent scenarios and is classified as Level 3 as described in Note #12.

Deposits:  Deposits without a stated maturity, including demand deposits, savings, NOW and money market accounts, have a fair value equal to the amount payable on demand.  Each of these instruments is classified as Level 1.  Deposits with a stated maturity, such as certificates of deposit have generally been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity resulting in a Level 2 classification.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Measurements Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded	Fair Value	Identical	Observable	observable
	Book	Measure-	Assets	Inputs	Inputs
	Balance	ments	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2013
Assets
Cash and due from banks	$51,489	$51,489	$51,489	$-	$-
Interest bearing deposits	170,141	170,141	170,141	-	-
Interest bearing deposits - time	6,973	6,973	-	6,973	-
Trading securities	201	201	201	-	-
Securities available for sale	283,934	283,934	-	283,934	-
Federal Home Loan Bank and Federal Reserve Bank Stock	20,838	NA	NA	NA	NA
Net loans and loans held for sale	1,387,651	1,338,104	-	37,554	1,300,550
Accrued interest receivable	6,154	6,154	129	1,130	4,895
Derivative financial instruments	1,159	1,159	-	1,159	-

Liabilities
Deposits with no stated maturity (1)	$1,427,613	$1,427,613	$1,427,613	$-	$-
Deposits with stated maturity (1)	423,180	425,026	-	425,026	-
Other borrowings	17,630	21,230	-	21,230	-
Subordinated debentures	50,175	46,719	8,801	37,918	-
Accrued interest payable	7,782	7,782	3,199	4,583	-
Derivative financial instruments	2,338	2,338	-	834	1,504

December 31, 2012
Assets
Cash and due from banks	$55,487	$55,487	$55,487	$-	$-
Interest bearing deposits	124,295	124,295	124,295	-	-
Trading securities	110	110	110	-	-
Securities available for sale	208,413	208,413	-	208,413	-
Federal Home Loan Bank and Federal Reserve Bank Stock	20,838	NA	NA	NA	NA
Net loans and loans held for sale	1,425,643	1,400,385	-	50,779	1,349,606
Accrued interest receivable	5,814	5,814	102	934	4,778
Derivative financial instruments	1,368	1,368	-	1,368	-

Liabilities
Deposits with no stated maturity (1)	$1,360,609	$1,360,609	$1,360,609	$-	$-
Deposits with stated maturity (1)	418,928	420,374	-	420,374	-
Other borrowings	17,625	21,463	-	21,463	-
Subordinated debentures	50,175	42,235	7,956	34,279	-
Accrued interest payable	7,197	7,197	2,942	4,255	-
Derivative financial instruments	1,320	1,320	-	861	459

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $3.9 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $42.0 million and $32.0 million at March 31, 2013 and December 31, 2012, respectively.

The fair values for commitments to extend credit and standby letters of credit are estimated to approximate their aggregate book balance, which is nominal and therefore are not disclosed.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

14. Contingent Liabilities

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our Condensed Consolidated Financial Statements.  The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.4 million.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At March 31, 2013, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $18.3 million. This compares to a balance of $18.4 million at December 31, 2012.  Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral and litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including one of the third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  For the three months ended March 31, 2013 and 2012 non-interest expenses include $0.1 million and $0.5 million, respectively, of charges related to estimated losses for vehicle service contract counterparty contingencies.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

We have established a reserve (which totaled $2.0 million and $1.4 million at March 31, 2013 and December 31, 2012, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses during the period related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased to $0.2 million, $0.5 million and $1.2 million in 2010, 2011 and 2012, respectively, as over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans. Such loss reimbursements for the first three months of 2013 were $0.1 million compared to $0.4 million during the same period in 2012.  Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements remain relatively modest, the levels of such file reviews and loss reimbursement requests have increased.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Beginning in December of 2009, we suspended payment of quarterly dividends. The cash dividends payable to the UST amount to approximately $4.3 million per year until December of 2013, at which time they would increase to approximately $7.8 million per year.  Because we have deferred dividends on the Series B Preferred Stock for at least six quarterly dividend periods, the UST currently has the right to elect two directors to our board. At this time, in lieu of electing such directors, the UST requested us to allow (and we have allowed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011. The UST continues to retain the right to elect two directors as described above.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the exchange agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “conversion rate.” This conversion rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock. If converted by the holder or by us pursuant to either of the above-described conversion rights, as of March 31, 2013, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 9.4 million shares of our common stock.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued
(unaudited)

At the time any Series B Preferred Stock is converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $11.8 million (approximately $158 per share of Series B Preferred Stock) and $10.7 million (approximately $144 per share of Series B Preferred Stock) at March 31, 2013 and December 31, 2012, respectively.  These amounts are recorded in Convertible Preferred Stock on the Condensed Consolidated Statements of Financial Condition.

The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date).  If we exercise this right to redeem the Series B Preferred Stock the redemption price will be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable Conversion Rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Preferred Stock shares originally issued to the UST, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).  In addition to the terms of the Series B Preferred Stock discussed above, the UST updated its Frequently Asked Questions regarding the Capital Purchase Program (“CPP”) as of March 1, 2012 to permit any CPP participant to repay its investment, in part, subject to a minimum repayment of the greater of (i) 5% of the aggregate liquidation amount of the preferred stock issued to the UST or (ii) $100,000.  Under this updated guidance, we could repay a minimum of approximately $3.7 million, subject to the approval of the Board of Governors of the Federal Reserve System, in a partial redemption of the Series B Preferred Stock.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). Through March 31, 2013, we have sold a total of 1.40 million shares (0.17 million shares during the first quarter of 2013, 0.45 million shares during 2012, 0.43 million shares during 2011 and 0.35 million shares during 2010) of our common stock to Dutchess under this equity line for total net proceeds of approximately $4.2 million. At the present time, we have shareholder approval to sell approximately 2.6 million additional shares under this equity line. Based on our closing stock price on March 31, 2013, additional funds available under the Investment Agreement totaled approximately $10.8 million at March 31, 2013.

On November 15, 2011, we entered into a Tax Benefits Preservation Plan (the "Preservation Plan") with our stock transfer agent, American Stock Transfer & Trust Company. Our Board of Directors adopted the Preservation Plan in an effort to protect the value to our shareholders of our ability to use deferred tax assets such as net operating loss carry forwards to reduce potential future federal income tax obligations. Under federal tax rules, this value could be lost in the event we experienced an "ownership change," as defined in Section 382 of the federal Internal Revenue Code. The Preservation Plan attempts to protect this value by reducing the likelihood that we will experience such an ownership change by discouraging any person who is not already a 5% shareholder from becoming a 5% shareholder (with certain limited exceptions).

On November 15, 2011, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock under the terms of the Preservation Plan. The dividend is payable to the holders of common stock outstanding as of the close of business on November 15, 2011 or outstanding at any time thereafter but before the earlier of a "Distribution Date" and the date the Preservation Plan terminates. Each Right entitles the registered holder to purchase from us 1/1000 of a share of our Series C Junior Participating Preferred Stock, no par value per share ("Series C Preferred Stock"). Each 1/1000 of a share of Series C Preferred Stock has economic and voting terms similar to those of one whole share of common stock. The Rights are not exercisable and generally do not become exercisable until a person or group has acquired, subject to certain exceptions and conditions, beneficial ownership of 4.99% or more of the outstanding shares of common stock. At that time, each Right will generally entitle its holder to purchase securities of the Company at a discount of 50% to the current market price of the common stock. However, the Rights owned by the person acquiring beneficial ownership of 4.99% or more of the outstanding shares of common stock would automatically be void. The significant dilution that would result is expected to deter any person from acquiring beneficial ownership of 4.99% or more and thereby triggering the Rights.

To date, none of the Rights have been exercised or have become exercisable because no unpermitted 4.99% or more change in the beneficial ownership of the outstanding common stock has occurred. The Rights will generally expire on the earlier to occur of the close of business on November 15, 2016 and certain other events described in the Preservation Plan, including such date as our Board of Directors determines that the Preservation Plan is no longer necessary for its intended purposes.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.  Accumulated Other Comprehensive Loss

A summary of changes in accumulated other comprehensive loss ("AOCL"), net of tax for the three months ended March 31 follows:

		Dispropor-
		tionate			Dispropor-
	Unrealized	Tax Effects			tionate
	Losses on	from	Unrealized	Unrealized	Tax Effects
	Available	Securities	Losses on	Losses on	from Cash
	for Sale	Available	Cash Flow	Settled	Flow
	Securities	for Sale	Hedges	Derivatives	Hedges	Total
	(In thousands)
2013
Balances at beginning of period	$(516)	$(5,617)	$(739)	$-	$(1,186)	$(8,058)
Other comprehensive income (loss) before reclassifications	1,007	-	(3)	-	-	1,004
Amounts reclassified from
AOCL	7	-	94	-	-	101
Net current period other comprehensive income (loss)	1,014	-	91	-	-	1,105
Balances at end of period	$498	$(5,617)	$(648)	$-	$(1,186)	$(6,953)

2012
Balances at beginning of period	$(3,579)	$(5,617)	$(1,103)	$(436)	$(1,186)	$(11,921)
Other comprehensive income (loss) before reclassifications	(908)	-	(51)	-	-	(959)
Amounts reclassified from
AOCL	(515)	-	185	145	-	(185)
Net current period other comprehensive income (loss)	(1,423)	-	134	145	-	(1,144)
Balances at end of period	$(5,002)	$(5,617)	$(969)	$(291)	$(1,186)	$(13,065)

The disproportionate tax effects from securities available for sale and cash flow hedges arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Statements of Operations
(In thousands)
2013
Unrealized losses on available for sale securities
	$(7)	Net gains on securities
	-	Net impairment loss recognized in earnings
	(7)	Total reclassifications before tax
	-	Tax expense
	$(7)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(94)	Interest expense
	-	Tax expense
	$(94)	Reclassification, net of tax

	$(101)	Total reclassifications for the period, net of tax

2012

Unrealized losses on available for sale securities
	$692	Net gains on securities
	(177)	Net impairment loss recognized in earnings
	515	Total reclassifications before tax
	-	Tax expense
	$515	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(185)	Interest expense
	-	Tax expense
	(185)	Reclassification, net of tax

Unrealized losses on settled derivatives
	$(145)	Interest expense
	-	Tax expense
	(145)	Reclassification, net of tax

	$185	Total reclassifications for the period, net of tax

Index

ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

The following section presents additional information that may be necessary to assess our financial condition and results of operations.  This section should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report as well as our 2012 Annual Report on Form 10-K.  The Form 10-K includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Introduction. Our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a difficult economy in Michigan since 2001, although economic conditions in the state began to show signs of improvement during 2010 and generally these improvements have continued into 2013, albeit at a slower pace, as evidenced, in part, by an overall decline in the unemployment rate. However, Michigan’s unemployment rate has been consistently above the national average.

We provide banking services to customers located primarily in Michigan’s Lower Peninsula. Our loan portfolio, the ability of the borrowers to repay these loans and the value of the collateral securing these loans has been and will be impacted by local economic conditions. The weaker economic conditions faced in Michigan have had and may continue to have adverse consequences as described below in “Portfolio Loans and asset quality.” However, since early- to mid-2009, we have generally seen an improvement in asset quality metrics.  In particular, since early 2012, we have experienced a decline in non-performing assets, reduced levels of new loan defaults and reduced levels of net loan charge-offs.  These factors have resulted in a more significant decline in the provision for loan losses over the past few quarters.  Additionally, housing prices and other related statistics (such as home sales and new building permits) have generally been improving.

On May 23, 2012 we executed a definitive agreement to sell 21 branches to another financial institution (the “Branch Sale”).  The branches sold included 6 branch locations in the Battle Creek, Michigan market area and 15 branch locations in Northeast Michigan.  The Branch Sale closed on December 7, 2012 and resulted in the transfer of approximately $403.1 million of deposits in exchange for our receipt of a deposit premium of approximately $11.5 million.  We also sold approximately $48.0 million of loans at a discount of 1.75% and premises and equipment totaling approximately $8.1 million.  The Branch Sale also resulted in our transfer of $336.1 million of cash to the purchaser.  We recorded a net gain on the Branch Sale of approximately $5.4 million in the fourth quarter of 2012.

In July 2010, Congress passed and the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). The Dodd-Frank Act included the creation of the Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that broadened the base for Federal Deposit Insurance Corporation (“FDIC”) insurance assessments; a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. The Dodd-Frank Act has had (and we expect it will continue to have) a significant impact on the banking industry, including our organization.

Index

On June 4, 2012, the Board of Governors of the Federal Reserve System issued Notices of Proposed Rulemaking (“NPR”) – Enhancements to the Regulatory Capital Requirements (the “Proposed New Capital Requirements”).  These Proposed New Capital Requirements, if adopted as outlined in the NPR, would have a material impact on the banking industry, including our organization.  In general, the Proposed New Capital Requirements would significantly increase the need for Tier 1 common equity capital and substantially impact the calculation of risk-weighted assets.  See “Liquidity and Capital Resources.”

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2013 as compared to 2012.

Results of Operations

Summary.  We recorded net income of $5.8 million and net income applicable to common stock of $4.7 million during the three months ended March 31, 2013, compared to net income of $3.5 million and net income applicable to common stock of $2.4 million during the three months ended March 31, 2012. The improvement in our results of operations is primarily due to decreases in the provision for loan losses and non-interest expenses that were partially offset by declines in net interest income and non-interest income.

Key performance ratios(a)
	Three months ended March 31,
	2013	2012
Net income (annualized) to
Average assets	0.93%	0.42%
Average common shareholders’ equity	34.76	42.29

Net income per common share
Basic	$0.51	$0.29
Diluted	0.27	0.07

(a)	These amounts are calculated using net income applicable to common stock.

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

Index

Net interest income totaled $19.6 million during the first quarter of 2013, which represents a $2.5 million or 11.5% decrease from the comparable quarter one year earlier.  The decrease in net interest income in 2013 compared to 2012 primarily reflects a $267.6 million decrease in average interest-earning assets that was partially offset by a seven basis point increase in our net interest income as a percent of average interest-earning assets (the “net interest margin”).  The decline in average interest-earning assets is a result of the Branch Sale.  The increase in the net interest margin is due primarily to a reduction in our cost of funds.

Interest rates have been at extremely low levels over the past three years due primarily to the Federal Reserve’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had (and is expected to continue to have) an adverse impact on our interest income and net interest income.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2013 non-accrual loans averaged $31.0 million compared to $56.2 million in the first quarter of 2012.  In addition, we had net recoveries of $0.11 million of accrued and unpaid interest on loans placed on or taken off non-accrual during the first quarter of 2013 compared to net reversals of $0.03 million during the first quarter of 2012.

Index

Average Balances and Rates
	Three Months Ended
	March 31,
	2013			2012
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,436,527	$20,649	5.81%	$1,582,444	$24,270	6.16%
Tax-exempt loans (2)	5,884	61	4.20	7,239	76	4.22
Taxable securities	199,876	670	1.36	184,798	658	1.43
Tax-exempt securities (2)	24,200	238	3.99	27,145	296	4.39
Cash – interest bearing	186,065	120	0.26	318,573	199	0.25
Other investments	20,838	212	4.13	20,828	197	3.80
Interest Earning Assets	1,873,390	21,950	4.73	2,141,027	25,696	4.82
Cash and due from banks	45,583			56,080
Other assets, net	142,300			164,120
Total Assets	$2,061,273			$2,361,227

Liabilities
Savings and interest-bearing checking	$894,348	282	0.13	$1,053,896	472	0.18
Time deposits	423,713	1,247	1.19	576,967	1,952	1.36
Other borrowings	67,802	865	5.17	83,384	1,172	5.65
Interest Bearing Liabilities	1,385,863	2,394	0.70	1,714,247	3,596	0.84
Non-interest bearing deposits	493,952			504,019
Other liabilities	41,683			39,252
Shareholders’ equity	139,775			103,709
Total liabilities and shareholders’ equity	$2,061,273			$2,361,227

Net Interest Income		$19,556			$22,100

Net Interest Income as a Percent of Average Interest Earning Assets			4.21%			4.14%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is not presented on a fully tax equivalent basis due to the current net operating loss carryforward position and the deferred tax asset valuation allowance.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was a credit of $0.7 million and an expense of $5.1 million in the first quarters of 2013 and 2012, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The significant decrease in the provision for loan losses in the first quarter of 2013 primarily reflects reduced levels of non-performing loans and new loan defaults, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2013.

Index

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $11.1 million during the first three months of 2013 compared to $14.6 million in 2012.

Non-Interest Income

	Three months ended
	March 31,
	2013	2012
	(In thousands)
Service charges on deposit accounts	$3,406	$4,201
Interchange income	1,757	2,322
Net gains (losses) on assets
Mortgage loans	3,637	3,860
Securities	84	684
Other than temporary loss on securities available for sale
Total impairment loss	-	(177)
Loss recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	-	(177)
Mortgage loan servicing	622	736
Investment and insurance commissions	450	447
Bank owned life insurance	338	424
Title insurance fees	484	508
Increase in fair value of U.S. Treasury warrant	(1,045)	(154)
Other	1,335	1,733
Total non-interest income	$11,068	$14,584

Service charges on deposit accounts totaled $3.4 million in the first quarter of 2013, a $0.8 million, or 18.9%, decrease from the comparable period in 2012.  The decrease in such service charges in 2013 principally results from the Branch Sale.  In addition, even after considering the Branch Sale, we have experienced a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income decreased by $0.6 million, or 24.3%, in the first quarter of 2013 compared to the year ago period.  The decline in interchange income primarily results from the Branch Sale.  As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the FRB under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011 the FRB issued final rules (that were effective October 1, 2011) on interchange fees for debit cards. Overall, these final rules established price caps for debit card interchange fees that were approximately 50% lower than previous averages. However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule. On a long-term basis, it is not clear how competitive market factors may impact debit card issuers who are exempt from the rule.  However, we have been experiencing some reduction in interchange income due to certain transaction routing changes, particularly at large merchants.

Index

Net gains on mortgage loans were $3.6 million and $3.9 million in the first quarters of 2013 and 2012, respectively.   Mortgage loan sales totaled $130.5 million in the first quarter of 2013 compared to $112.1 million in the first quarter of 2012.  Mortgage loans originated totaled $128.7 million in the first quarter of 2013 compared to $112.8 million in the comparable quarter of 2012.

Mortgage Loan Activity

	Three months ended
	March 31,
	2013	2012
	(Dollars in thousands)
Mortgage loans originated	$128,732	$112,798
Mortgage loans sold	130,456	112,141
Mortgage loans sold with servicing rights released	14,537	15,340
Net gains on the sale of mortgage loans	3,637	3,860
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	2.79%	3.44%
Fair value adjustments included in the Loan
Sales Margin	(0.74)	0.92

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 3.53% and 2.52% in the first quarters of 2013 and 2012, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2013 was generally due to wider primary-to-secondary market pricing spreads.  The negative fair value accounting adjustments in the first quarter of 2013 are due to an expected lower Loan Sales Margin on future mortgage loan sales due to increased competition as well as a decline in the amount of commitments to originate mortgage loans for sale.

We recorded net securities gains of approximately $0.1 million and $0.7 million in the first quarters of 2013 and 2012, respectively.  The first quarter 2013 net securities gains are due to an increase in the fair value of our trading securities.  The first quarter 2012 net securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.

Index

We also recorded net impairment losses of zero and $0.2 million in the first quarters of 2013 and 2012, respectively, for other than temporary impairment of securities available for sale. The 2012 net impairment losses related to private label residential mortgage-backed securities.  (See “Securities.”)

Mortgage loan servicing generated income of $0.6 million and $0.7 million in the first quarters of 2013 and 2012, respectively.  This quarterly comparative variance is primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$11,013	$11,229
Originated servicing rights capitalized	1,029	924
Amortization	(1,210)	(1,062)
Decrease in valuation allowance	758	704
Balance at end of period	$11,590	$11,795

Valuation allowance at end of period	$5,329	$5,840

At March 31, 2013 we were servicing approximately $1.75 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.69% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2013 totaled $11.6 million, representing approximately 66 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $12.1 million at March 31, 2013.

Investment and insurance commissions were relatively unchanged during the first quarter of 2013 as compared to the year ago period.

We earned $0.3 million and $0.4 million in the first quarters of 2013 and 2012, respectively, on our separate account bank owned life insurance principally as a result of increases in cash surrender value. Our separate account is primarily invested in U.S. government sponsored agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $51.2 million and $50.9 million at March 31, 2013 and December 31, 2012, respectively.

Title insurance fees totaled $0.5 million in both the first quarters of 2013 and 2012. The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

Index

Changes in the fair value of the amended warrant issued to the U.S. Department of the Treasury (“UST”) in April 2010 have been recorded as a component of non-interest income. The fair value of this amended warrant is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  (See “Liquidity and capital resources.”) Two significant inputs in our valuation model for the amended warrant are our common stock price and the probability percentage of triggering anti-dilution provisions in this instrument related to certain equity transactions. The fair value of the amended warrant increased by $1.0 million and by $0.2 million in the first quarters of 2013 and 2012, respectively, due primarily to a rise in our common stock price.  The fair value of the warrant was $1.5 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively.

The provision in the amended warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the amended warrant was reclassified into shareholders’ equity on that date at its then fair value (which was approximately equal to the fair value at March 31, 2013).

Other non-interest income totaled $1.3 million and $1.7 million during the first quarters of 2013 and 2012, respectively.  This decrease is primarily due to declines in certain revenue categories (ATM fees, check charges, money order fees, and safe deposit box rental) as a result of the Branch Sale.

Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense totaled $25.5 million in the first quarter of 2013 compared to $28.0 million in the year ago period.  This decrease was primarily due to the Branch Sale.  The decrease was also due to declines in credit related costs (loan and collection expenses, net losses on ORE and repossessed assets and vehicle service contract counterparty contingencies).

Index

Non-Interest Expense
	Three months ended
	March 31,
	2013	2012
	(In thousands)
Compensation	$8,205	$9,945
Performance-based compensation	1,062	85
Payroll taxes and employee benefits	2,040	2,452
Compensation and employee benefits	11,307	12,482
Occupancy, net	2,424	2,716
Loan and collection	2,226	2,890
Data processing	1,916	1,933
Furniture, fixtures and equipment	1,032	1,196
Communications	780	973
Legal and professional fees	692	897
Provision for loss reimbursement on sold loans	663	432
Net losses on other real estate and repossessed assets	652	987
FDIC deposit insurance	630	857
Advertising	570	556
Interchange expense	410	406
Credit card and bank service fees	334	651
Supplies	250	394
Amortization of intangible assets	203	272
Vehicle service contract counterparty contingencies	127	471
Recoveries related to unfunded lending commitments	(19)	(47)
Other	1,276	(17)
Total non-interest expense	$25,473	$28,049

Compensation and employee benefits expenses, in total, decreased by $1.2 million, or 9.4%, in the first quarter of 2013, primarily because of the Branch Sale and various branch closings/consolidations we completed in 2012.  Compensation expense decreased by $1.7 million, or 17.5%.  This decline is due primarily to a reduction of 226 average full-time equivalent employees (“FTE’s”), or 20.9%, during the first quarter of 2013 compared to the year ago quarter.  Approximately 50% of the FTE reduction was due to the Branch Sale, 40% was due to branch closings or consolidations during 2012 and 10% was due to other FTE reductions.  The impact of the FTE reductions was partially offset by merit raises in 2013.

Performance-based compensation increased by $1.0 million in 2013 due primarily to accruals for incentive compensation under our Management Incentive Compensation Plan and an anticipated contribution (based on 3% of qualified compensation) to our employee stock ownership plan.  Because we did not expect to make such payments in 2012, similar accruals were not made in the year ago period.

Payroll taxes and employee benefits decreased by $0.4 million, or 16.8%, in 2013 due primarily to declines in payroll taxes and medical and dental insurance costs principally resulting from the FTE reductions enumerated above.

Index

Occupancy, net, furniture, fixtures and equipment, communications, FDIC deposit insurance and supplies expenses collectively declined by $1.0 million, or 16.6%, in 2013 due primarily to the Branch Sale and branch closings and consolidations that occurred in the fourth quarter of 2012.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses (although still at an elevated level compared to historic norms) have further declined in 2013, which primarily reflects the overall decrease in the volume of problem credits (non-performing loans and “watch” credits). (See “Portfolio Loans and asset quality.”)

Data processing, advertising and interchange expenses were all relatively unchanged in the first quarter of 2013 as compared to the year ago quarter.  Reductions in data processing and interchange expenses related to the Branch Sale were offset by increased costs due to other factors [such as increased software amortization and system maintenance costs at Mepco Finance Corporation (“Mepco”)].

Legal and professional fees decreased $0.2 million, or 22.9%, in the first quarter of 2013 compared to the year earlier period due primarily to a decline in legal fees at Mepco related to counterparty litigation associated with collection matters as further described below.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased to $0.2 million in 2010 and to $0.5 million and $1.2 million in 2011 and 2012, respectively, as over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  Actual loss reimbursements in the first quarter of 2013 totaled $0.1 million. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements remain relatively modest, the levels of such file reviews and loss reimbursement requests have increased. As a result, we have established a reserve (which totaled $2.0 million and $1.4 million at March 31, 2013 and December 31, 2012, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

Net losses on ORE and repossessed assets primarily represent the loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The reduced net loss in 2013 primarily reflects some stability in real estate prices during the last twelve months, with some markets even experiencing modest price increases. However, foreclosed properties generally continue to have somewhat distressed valuations.

Index

Credit card and bank service fees decreased primarily due to a decline in the number of payment plans being serviced by Mepco in the first quarter of 2013 compared to the first quarter of 2012.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.8 million and $4.0 million at March 31, 2013 and December 31, 2012, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.  The decline in the amortization of intangible assets in the first quarter of 2013 as compared to the year-ago period is due to a reduction in the total amount of intangible assets, which were reduced by $2.6 million in the fourth quarter of 2012 due to the Branch Sale.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.1 million and $0.5 million in the first quarters of 2013 and 2012, respectively.  The lower expense is attributed to a decline in the actual and expected level of cancellations giving rise to potential amounts due from counterparties.

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

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, Mepco has had to initiate litigation against certain counterparties, including one of the respective third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In addition, see Note #14 to the Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

The changes in recoveries related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Index

Other non-interest expenses increased by $1.3 million in the first quarter of 2013 compared to 2012. The first quarter of 2012 included the reversal of a $1.4 million previously established accrual at Mepco that was determined to no longer be necessary.

Income tax expense.  As a result of being in a net operating loss carryforward position, we have established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, the income tax expense related to any income before income tax is largely being offset by changes in the deferred tax valuation allowance.  The small amount of income tax expense in the first quarter of 2013 is for alternative minimum tax.  See Note #10 to the Condensed Consolidated Financial Statements.

Certain capital initiatives (such as a large issuance of common equity) could trigger an ownership change that would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years. As of March 31, 2013, we had federal loss carryforwards of approximately $110.8 million (which includes $0.3 million of federal capital loss carryforwards). Companies are subject to a change of ownership test under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that, if met, would limit the annual utilization of tax losses and credits carrying forward from pre-change of ownership periods, as well as the ability to use certain unrealized built-in losses. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate (presently 2.66%) and the sum of the values of our common shares and of our outstanding preferred stock, immediately before the ownership change. In addition to limits on the use of net operating loss carryforwards, our ability to utilize deductions related to bad debts and other losses for up to a five-year period following such an ownership change would also be limited under Section 382, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change. We intend to limit the size of any future equity offering in order to avoid triggering these Section 382 limitations.

We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the existing valuation allowance, which totaled $62.5 million at March 31, 2013, requires us to conclude that the realization of the deferred tax assets is  “more likely than not.”  The ultimate realization of this asset is primarily based on our generating future income.  As we continue to assess whether the valuation allowance on our deferred tax assets is necessary in the future, we will focus on demonstrating a return to sustainable profitability through the following primary criteria:

•	Achieving at least six consecutive quarters of profitability (we have already achieved five consecutive quarters);
•	A forecast of future profitability that supports that the realization of the deferred tax assets is more likely than not; and
•	A forecast that future asset quality continues to be stable to improving and that other factors do not exist that could cause a significant adverse impact on future profitability.

Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income primarily due to tax-exempt interest income, tax-exempt income from the increase in the cash surrender value on life insurance and the increase in the fair value of the amended warrant issued to the UST, as well as the impact of the change in the deferred tax asset valuation allowance.

Index

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

The following table presents net income (loss) by business segment.

Business Segments
	Three months ended March 31,
	2013	2012
(In thousands)
Independent Bank	$7,064	$3,542
Mepco	543	1,027
Other(1)	(1,776)	(1,041)
Elimination	(24)	(24)
Net income	$5,807	$3,504

(1)	Includes amounts relating to our parent company and certain insignificant operations.

The improvement in the results of operations of Independent Bank in 2013 compared to 2012 is primarily due to a lower provision for loan losses and a decrease in non-interest expenses that were partially offset by a decline in net interest income and non-interest income.  (See “Provision for loan losses,” “Portfolio Loans and asset quality,” “Net interest income,” “Non-interest income,” and “Non-interest expense.”)

The change in Mepco’s results (net income of $0.5 million and $1.0 million in the first quarter of 2013 and 2012, respectively) is primarily due to an increase in non-interest expenses as well as a decrease in net interest income that is due principally to a decline in payment plan receivables (see “Net interest income” and “Non-interest expense”).  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The change in other in the table above (increased loss of $0.7 million in 2013 as compared to 2012) is due primarily to the change in the fair value of the amended warrant issued to the UST in each respective quarterly period (see “Non-interest income”).

Index

Financial Condition

Summary.  Our total assets increased by $81.5 million during the first three months of 2013 due primarily to increases in cash and cash equivalents and securities available for sale that were partially offset by a decline in loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.391 billion at March 31, 2013, down 2.0% from $1.419 billion at December 31, 2012.  (See "Portfolio Loans and asset quality.")

Deposits totaled $1.851 billion at March 31, 2013, compared to $1.780 billion at December 31, 2012.  The $71.3 million increase in total deposits during the period is primarily due to growth in checking and savings account balances.  Other borrowings totaled $17.6 million at March 31, 2013, essentially unchanged from December 31, 2012.

Accrued expenses and other liabilities totaled $36.2 million at March 31, 2013, compared to $33.8 million at December 31, 2012.  The increase is primarily attributed to certain securities available for sale that were purchased during the first quarter but not settled until the second quarter.  The security purchases were recorded in securities available for sale as of the first quarter trade date with the corresponding liability recorded in accrued expenses and other liabilities.  In addition, the fair value of the amended warrant increased by $1.0 million during the first quarter of 2013. (See “Non-interest income.”)

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

Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
March 31, 2013	$283,436	$2,365	$1,867	$283,934
December 31, 2012	208,929	2,070	2,586	208,413

Securities available for sale increased during the first quarter of 2013 due primarily to the purchase of U.S. government-sponsored agency residential mortgage-backed securities and municipal securities. The securities were purchased to utilize some of the funds generated from the decline in Portfolio Loans as well as from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

Index

We recorded net other than temporary impairment charges on securities of zero and $0.2 million in the first quarters of 2013 and 2012, respectively. In the first quarter of 2012, we believed that the decline in value was directly due to matters other than changes in interest rates, was not expected to be recovered within a reasonable timeframe based upon available information and was therefore other than temporary in nature.  The net other than temporary impairment charge in the first quarter of 2012 was all related to private label residential mortgage-backed securities.  (See “Non-interest income” and “Asset/liability management.”)

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2013	2012
	(In thousands)

Proceeds	$1,800	$9,206
Gross gains	$-	$692
Gross losses	(7)	-
Net impairment charges	-	(177)
Fair value adjustments	91	(8)
Net gains	$84	$507

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also historically participated in commercial lending transactions with certain non-affiliated banks and also purchased mortgage loans from third-party originators. We have not engaged in any new commercial loan participations with non-affiliated banks or purchased any mortgage loans from third party originators over the past several years, although we may consider new commercial loan participations in 2013.

The senior management and board of directors of our Bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. However, there can be no assurance that our lending procedures and the use of uniform underwriting standards will prevent us from the possibility of incurring significant credit losses in our lending activities.

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)

Index

Non-performing assets(1)
	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Non-accrual loans	$27,821	$32,929

Loans 90 days or more past due and still accruing interest	59	7
Total non-performing loans	27,880	32,936
Other real estate and repossessed assets	23,639	26,133
Total non-performing assets	$51,519	$59,069
As a percent of Portfolio Loans
Non-performing loans	2.00%	2.32%
Allowance for loan losses	2.93	3.12
Non-performing assets to total assets	2.45	2.92
Allowance for loan losses as a percent of non-performing loans	146.22	134.43

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)
	March 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$44,626	$83,985		$128,611
Non-performing TDR’s (1)	6,349	8,499	(2)	14,848
Total	$50,975	$92,484		$143,459

	December 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$40,753	$85,977		$126,730
Non-performing TDR’s (1)	7,756	9,177	(2)	16,933
Total	$48,509	$95,154		$143,663

(1)	Included in the “Non-performing assets” table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans declined by $5.1 million, or 15.4%, during the first quarter of 2013 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect reduced levels of new defaults on loans as well as loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both still challenging economic conditions and somewhat soft real estate values in parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see Note #4 to the Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $128.6 million, or 9.2% of total Portfolio Loans, and $126.7 million, or 8.9% of total Portfolio Loans, at March 31, 2013 and December 31, 2012, respectively. The increase in the amount of performing TDRs in the first quarter of 2013 primarily reflects an increase in commercial loan TDR’s.

Index

ORE and repossessed assets totaled $23.6 million at March 31, 2013, compared to $26.1 million at December 31, 2012. This decrease is primarily the result of sales and write-downs of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.82% on an annualized basis in the first quarter of 2013 compared to 2.07% in the first quarter of 2012.  The $5.2 million decline in loan net charge-offs primarily reflects a decrease of $2.2 million for commercial loans and $2.7 million for mortgage loans. These decreases in loan net charge-offs primarily reflect reduced levels of non-performing loans and some stabilization in collateral liquidation values.

Allowance for loan losses	Three months ended
	March 31,
	2013		2012
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$44,275	$598	$58,884	$1,286
Additions (deduction)
Provision for loan losses	(691)	-	5,131	-
Recoveries credited to allowance	1,451	-	1,880	-
Loans charged against the allowance	(4,270)	-	(9,889)	-

Additions (deductions) included in non-interest expense	-	(19)	-	(47)
Balance at end of period	$40,765	$579	$56,006	$1,239

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.82%		2.07%

Index

Allocation of the Allowance for Loan Losses
	March 31,	December 31,
	2013	2012
	(In thousands)
Specific allocations	$19,800	$21,009
Other adversely rated commercial loans	1,969	2,419
Historical loss allocations	11,743	12,943
Additional allocations based on subjective factors	7,253	7,904
Total	$40,765	$44,275

Some loans will not be repaid in full. Therefore, an allowance for loan losses (“AFLL”) is maintained at a level which represents our best estimate of losses incurred. In determining the AFLL and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated commercial loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios.

The first AFLL element (specific allocations) reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, discounted collateral exposure and discounted cash flow analysis. Impaired commercial, mortgage and installment loans are allocated allowance amounts using this first element. The second AFLL element (other adversely rated commercial loans) reflects the application of our commercial loan rating system. This rating system is similar to those employed by state and federal banking regulators. Commercial loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of both the probability of default and the expected loss rate (“loss given default”). The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied. The third AFLL element (historical loss allocations) is determined by assigning allocations to higher rated (“non-watch credit”) commercial loans using a probability of default and loss given default similar to the second AFLL element and to homogenous mortgage and installment loan groups based upon borrower credit score and portfolio segment.  For homogenous mortgage and installment loans a probability of default for each homogenous pool is calculated by way of credit score migration.  Historical loss data for each homogenous pool coupled with the associated probability of default is utilized to calculate an expected loss allocation rate.  The fourth AFLL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining this fourth element, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the overall loan portfolio.

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

Index

While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.004 million credit and a $0.03 million expense in the first quarters of 2013 and 2012, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $3.5 million to $40.8 million at March 31, 2013 from $44.3 million at December 31, 2012 and was equal to 2.93% of total Portfolio Loans at March 31, 2013 compared to 3.12% at December 31, 2012. All four components of the allowance for loan losses outlined above declined in the first quarter of 2013. The allowance for loan losses related to specific loans decreased $1.2 million in 2013 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.5 million in 2013 primarily due to a decrease in the balance of such loans included in this component to $47.5 million at March 31, 2013 from $52.8 million at December 31, 2012. The allowance for loan losses related to historical losses decreased $1.2 million during 2013 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans) as well as due to a decline in the loan balances included in this component of the allowance calculation. The allowance for loan losses related to subjective factors decreased $0.7 million during 2013 primarily due to the improvement of various economic indicators used in computing this portion of the allowance as well as the overall reduction in total Portfolio Loans.

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

Index

To attract new core deposits, we have implemented a direct mail account acquisition program as well as branch staff sales training. Our new account acquisition initiatives have historically generated increases in customer relationships. Over the past three to four years we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. (See “Liquidity and capital resources.”)

Deposits totaled $1.85 billion and $1.78 billion at March 31, 2013 and December 31, 2012, respectively.  The $71.3 million increase in deposits in 2013 is primarily due to growth in checking and savings account balances.  Some of this growth is seasonal in nature, particularly with respect to deposit balances held by municipalities.  Reciprocal deposits totaled $45.9 million and $33.2 million at March 31, 2013 and December 31, 2012, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  With the expiration of the Transaction Account Guarantee Program (“TAGP”) on December 31, 2012, we have experienced an increase in reciprocal deposits during 2013.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be particularly susceptible to outflow. At March 31, 2013 we had approximately $302.4 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled $8.9 million and $9.4 million at March 31, 2013 and December 31, 2012, respectively. The actual expense over the assessment periods was significantly lower than this prepaid amount due to various factors including variances in the estimated compared to the actual assessment base and rates used during each assessment period.  We expect to receive a return of the overpayment of our prepaid assessment from the FDIC during the second quarter of 2013.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index

Alternative Sources of Funds

		March 31,		December 31,
	2013			2012
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs(1)	$14,594	0.5 years	1.73%	$14,591	0.6 years	1.70%
Fixed-rate FHLB advances	17,622	4.3 years	6.38	17,622	4.5 years	6.38
Total	$32,216	2.6 years	4.28%	$32,213	2.7 years	4.26%

(1)	Certain of these items have had their average maturity and rate altered through the use of derivative instruments, such as pay-fixed interest-rate swaps.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $17.6 million at both March 31, 2013 and December 31, 2012.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2013, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $78.1 million, or 4.2% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.

Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part because we could no longer get unsecured credit from our derivatives counterparties. At March 31, 2013, we had remaining interest-rate swaps with an aggregate notional amount of $10.0 million.

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

At March 31, 2013 we had $277.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.43 billion of our deposits at March 31, 2013 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown (excluding the Branch Sale) or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

We have developed contingency funding plans that stress test our liquidity needs that may arise from certain events such as an adverse change in our financial metrics (for example, credit quality or regulatory capital ratios). Our liquidity management also includes periodic monitoring that measures quick assets (defined generally as short-term assets with maturities less than 30 days and loans held for sale) to total assets, short-term liability dependence and basic surplus (defined as quick assets compared to short-term liabilities). Policy limits have been established for our various liquidity measurements and are monitored on a monthly basis. In addition, we also prepare cash flow forecasts that include a variety of different scenarios.

We believe that we currently have adequate liquidity because of our cash and cash equivalents, our portfolio of securities available for sale, our access to secured advances from the FHLB, our ability to issue Brokered CDs and our improved financial metrics.

As described in greater detail below, we are deferring interest on our subordinated debentures and are not currently paying any dividends on our preferred or common stock. Interest on the subordinated debentures can continue to be deferred until the fourth quarter of 2014. Thus, the only use of cash at the parent company at the present time is for operating expenses. Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $114.9 million at March 31, 2013, under Michigan banking regulations the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company.  However, such regulatory approval is uncertain. As a result, the only substantial near term source of cash to our parent company is under an equity line facility that is described below. We believe that the available cash on hand of approximately $5.6 million at the parent company as of March 31, 2013, as well as access to the equity line facility provide sufficient liquidity at the parent company to meet its operating expenses until the fourth quarter of 2014 (at which point the parent company can no longer defer interest on its subordinated debentures).  Either through a return of capital from the Bank or through raising additional capital at the parent company (or a combination of both) we intend to have sufficient cash at the parent company to bring the interest current on the subordinated debentures by the fourth quarter of 2014.  However, there can be no assurance that we will be successful in these efforts.

Effective management of capital resources is critical to our mission to create value for our shareholders. Our capital structure currently includes cumulative trust preferred securities and cumulative convertible preferred stock.

Index

Capitalization
	March 31,	December 31,
	2013	2012
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ equity
Preferred stock	85,299	84,204
Common stock	253,437	251,237
Accumulated deficit	(187,698)	(192,408)
Accumulated other comprehensive loss	(6,953)	(8,058)
Total shareholders’ equity	144,085	134,975
Total capitalization	$192,753	$183,643

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at March 31, 2013 and December 31, 2012, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2013. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.

The Proposed New Capital Requirements described above, if adopted, would have a significant impact on our capital requirements, and include provisions that would eventually eliminate trust preferred securities as Tier 1 capital.

In December 2008, we issued 72,000 shares of Series A, Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), and a warrant to purchase 346,154 shares (at $31.20 per share) of our common stock (“Original Warrant”) to the UST in return for $72.0 million under the TARP Capital Purchase Program. Of the total proceeds, $68.4 million was originally allocated to the Series A Preferred Stock and $3.6 million was allocated to the Original Warrant (included in capital surplus) based on the relative fair value of each. The $3.6 million discount on the Series A Preferred Stock was being accreted using an effective yield method over five years. The accretion had been recorded as part of the Series A Preferred Stock dividend.

Index

On April 16, 2010, we exchanged the Series A Preferred Stock (including accumulated but unpaid dividends) for 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”). As part of the terms of the exchange agreement, we also agreed to amend and restate the terms of the Original Warrant and issued an Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”). The Series B Preferred Stock and the Amended Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We did not receive any cash proceeds from the issuance of the Series B Preferred Stock or the Amended Warrant. In general, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was held by the UST, except that the Series B Preferred Stock is convertible into our common stock. See Note #15 to the Condensed Consolidated Financial Statements included within this report for additional information about the terms of the Series B Preferred Stock and the Amended and Restated Warrant.

Shareholders’ equity applicable to common stock increased to $58.8 million at March 31, 2013 from $50.8 million at December 31, 2012 due primarily to our net income during the first quarter of 2013 as well as the issuance of common stock and a reduction in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $55.0 million and $46.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 2.62% at March 31, 2013 compared to 2.32% at December 31, 2012.

Dividends from the Bank are restricted as described above and are also restricted by board resolutions adopted in March 2013 in connection with the termination of the Memorandum of Understanding (“MOU”) as described in Note #11 to the Condensed Consolidated Financial Statements included within this report. In particular, those resolutions prohibit the Bank from paying any dividends to the parent company without the prior written approval of the FRB and the Michigan Department of Insurance and Financial Services (“DIFS”). Also see “Regulatory development.”

Our parent company is also prohibited from paying any dividends on our common stock or on the preferred stock held by the UST while distributions on our trust preferred securities are being deferred.  Moreover, the resolutions adopted by our boards in March 2013 in connection with the termination of the MOU referenced above specifically prohibit the parent company from paying any dividends on our common stock or the preferred stock held by the UST or any distributions on our trust preferred securities without, in each case, the prior written approval of the FRB and the DIFS.

Payment of dividends and distributions on our outstanding common stock, preferred stock, and trust preferred securities is also restricted and governed by the terms of those instruments, as follows:

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

We do not have any current plans to resume interest payments on our outstanding trust preferred securities or dividend payments on the outstanding shares of any convertible preferred stock or common stock. We do not know if or when any such payments will resume. However, either through a return of capital from the Bank or through raising additional capital at the parent company (or a combination of both) we intend to have sufficient cash at the parent company to bring the interest current on the subordinated debentures by the fourth quarter of 2014.  There can be no assurance that we will be successful in these efforts.

As of March 31, 2013, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and also continued to meet the two minimum capital ratios established by our board (that are higher than the ratios required in order to be considered “well-capitalized” under federal standards). The board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential future losses based on our still somewhat elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of March 31, 2013, the minimum capital ratios imposed by our board, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards.

Regulatory Capital Ratios	Independent Bank Actual at March 31, 2013	Minimum Ratios Established by our Board	Required to be Well- Capitalized
Tier 1 capital to average total assets	9.62%	8.00%	5.00%
Total capital to risk-weighted assets	15.84	11.00	10.00

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). Through March 31, 2013, we sold a total of 1,399,422 shares (including 168,941 shares during the first quarter of 2013) of our common stock to Dutchess under this equity line for total net proceeds of approximately $4.2 million. At the present time, we have shareholder approval to sell approximately 2.6 million additional shares under this equity line.

Index

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

Index

Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
March 31, 2013
200 basis point rise	$273,400	23.93%	$80,700	7.60%
100 basis point rise	249,200	12.96	77,500	3.33
Base-rate scenario	220,600	-	75,000	-
100 basis point decline	191,200	(13.33)	73,800	(1.60)

December 31, 2012
200 basis point rise	$262,100	24.81%	$81,200	6.01%
100 basis point rise	240,000	14.29	78,600	2.61
Base-rate scenario	210,000	-	76,600	-
100 basis point decline	180,400	(14.10)	75,500	(1.44)

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

Accounting standards update. See Note #2  to  the Condensed Consolidated Financial Statements included elsewhere in this report for details on recently issued accounting pronouncements and their impact on our financial statements.

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

We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Trading securities, securities available-for-sale, loans held for sale, and derivatives are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment, capitalized mortgage loan servicing rights and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See Note #12 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

Index

Regulatory developments.  On October 25, 2011, the respective Boards of Directors of the Company and the Bank entered into an MOU with the FRB and DIFS. The MOU largely duplicated certain provisions of board resolutions that were already in place, but also had the following specific requirements:

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

Effective March 26, 2013, the FRB and DIFS terminated the MOU.  Also on that date, the respective Boards of Directors of the Company and the Bank passed resolutions that require the following:

●
Submission of quarterly progress reports to the FRB and DIFS regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our “watch list,” or are adversely classified;

●	Prior approval of the FRB and DIFS for the Bank to pay any dividend to the Company; and
●
Prior approval of the FRB and DIFS for the Company to pay any dividend to its shareholders, to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, to increase borrowings or guarantee any debt, and/or to purchase or redeem any of its stock.

 Litigation Matters

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.4 million.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

Index

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2013, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, the Company sold 168,941 shares of its common stock in sales not registered under the Securities Act of 1933 to Dutchess Opportunity Fund, II, LP ("Dutchess") pursuant to the Investment Agreement described in Note #15.  The shares were sold at a weighted average price of $5.58 per share, which represents a 5% discount to the market price of our common stock at the time of the draw; as such market price is determined pursuant to the terms of the Investment Agreement. The Company issued the shares of Common Stock to Dutchess under the Investment Agreement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the offering of the shares was made on a private basis to a single purchaser and in accordance with written guidance of the SEC's Division of Corporation Finance pertaining to equity line facility transactions.

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2013, the Company issued 14,727 shares of common stock to non-employee directors on a current basis and 9,625 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on January 1, 2013, at a price of $3.50 per share, representing aggregate fees of $0.1 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

Index

The following table shows certain information relating to purchases of common stock for the three-months ended March 31, 2013, pursuant to any share repurchase plans:

				Total Number of	Remaining
				Shares Purchased	Number of
				as Part of a	Shares Authorized
	Total Number of		Average Price	Publicly	for Purchase
Period	Shares Purchased		Paid Per Share	Announced Plan	Under the Plan
January 2013	2,433	(1)	$3.84	-	NA
February 2013	-		-	-	NA
March 2013	-		-	-	NA
Total	2,433		$3.84	-	NA

(1)
A portion of the salary payable to our President and Chief Executive Officer, William B. Kessel, is payable in salary stock, which is issued on a bi-weekly basis in connection with our regular pay periods.  The shares disclosed in this table include shares withheld from the shares that would otherwise have been issued to Mr. Kessel in order to satisfy tax withholding obligations.  Subsequent to January, 2013 shares were no longer being withheld relating to Mr. Kessel’s salary stock.  In addition, restricted stock granted in 2008 vested during January, 2013.  The shares disclosed in this table also include shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from such vesting.

Item 3b.	Defaults Upon Senior Securities

As of March 31, 2013, the Company was in arrears in the aggregate amount of $11.2 million with respect to the Series B Preferred Stock it issued to the U.S. Department of the Treasury as a result of the Company’s decision to defer these dividends in the fourth quarter of 2009.

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

Date	May 8, 2013	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date	May 8, 2013	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer