Form 10-Q
period 2013-06-30
INDEPENDENT BANK CORP /MI/
filed 2013-08-08
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	9,493,399
Class	Outstanding at August 7, 2013

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; predictions as to our Bank’s ability to maintain certain regulatory capital standards; our expectation that we will have sufficient cash on hand to meet expected obligations during 2013; and descriptions of steps we may take to improve our capital position. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

•
our ability to successfully raise new equity capital, effect a redemption of our outstanding convertible preferred stock held by the U.S. Treasury, exit the Troubled Asset Relief Program (“TARP”), bring quarterly payments on our trust preferred securities current, and otherwise implement our capital plan;

•
our receipt of regulatory approvals necessary for us to take certain actions pursuant to our capital plan, including a reclassification of the equity of our subsidiary bank, the return of capital by our subsidiary bank to our holding company, our payment of accrued but unpaid dividends on our trust preferred securities, and our redemption of the preferred stock and warrant held by the U.S. Treasury;

•	the failure of assumptions underlying the establishment of and provisions made to our allowance for loan losses;

Index

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$47,512	$55,487
Interest bearing deposits	92,863	124,295
Cash and Cash Equivalents	140,375	179,782
Interest bearing deposits - time	8,698	-
Trading securities	293	110
Securities available for sale	353,775	208,413
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,496	20,838
Loans held for sale, carried at fair value	35,529	47,487
Loans held for sale, carried at lower of cost or fair value	-	3,292
Loans
Commercial	617,050	617,258
Mortgage	503,042	527,340
Installment	190,041	189,849
Payment plan receivables	75,949	84,692
Total Loans	1,386,082	1,419,139
Allowance for loan losses	(36,786)	(44,275)
Net Loans	1,349,296	1,374,864
Other real estate and repossessed assets	17,790	26,133
Property and equipment, net	47,450	47,016
Bank-owned life insurance	51,564	50,890
Deferred tax assets, net	58,066	-
Capitalized mortgage loan servicing rights	13,037	11,013
Vehicle service contract counterparty receivables, net	15,091	18,449
Other intangibles	3,569	3,975
Prepaid FDIC deposit insurance assessment	-	9,448
Accrued income and other assets	18,645	22,157
Total Assets	$2,134,674	$2,023,867
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$498,511	$488,126
Savings and interest-bearing checking	898,782	871,238
Reciprocal	46,722	33,242
Retail time	358,849	372,340
Brokered time	13,225	14,591
Total Deposits	1,816,089	1,779,537
Other borrowings	17,503	17,625
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	6,292	7,725
Accrued expenses and other liabilities	35,780	33,830
Total Liabilities	1,925,839	1,888,892
Shareholders' Equity
Convertible preferred stock, no par value, 200,000 shares authorized; 74,426 shares issued and outstanding at June 30, 2013 and December 31, 2012; liquidation preference: $87,292 at June 30, 2013 and $85,150 at December 31, 2012	86,455	84,204
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 9,481,505 shares at June 30, 2013 and 9,093,732 shares at December 31, 2012	255,114	251,237
Accumulated deficit	(125,464)	(192,408)
Accumulated other comprehensive loss	(7,270)	(8,058)
Total Shareholders' Equity	208,835	134,975
Total Liabilities and Shareholders' Equity	$2,134,674	$2,023,867

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	(In thousands)
Interest Income
Interest and fees on loans	$20,303	$23,696	$41,013	$48,042
Interest on securities
Taxable	993	933	1,663	1,591
Tax-exempt	242	244	480	540
Other investments	324	382	656	778
Total Interest Income	21,862	25,255	43,812	50,951
Interest Expense
Deposits	1,463	2,305	2,992	4,729
Other borrowings	876	1,120	1,741	2,292
Total Interest Expense	2,339	3,425	4,733	7,021
Net Interest Income	19,523	21,830	39,079	43,930
Provision for loan losses	(2,107)	1,056	(2,798)	6,187
Net Interest Income After Provision for Loan Losses	21,630	20,774	41,877	37,743
Non-interest Income
Service charges on deposit accounts	3,583	4,552	6,989	8,753
Interchange income	1,933	2,407	3,690	4,729
Net gains (losses) on assets
Mortgage loans	3,208	3,579	6,845	7,439
Securities	107	169	191	853
Other than temporary impairment loss on securities
Total impairment loss	(26)	(85)	(26)	(262)
Loss recognized in other comprehensive loss	-	-	-	-
Net impairment loss recognized in earnings	(26)	(85)	(26)	(262)
Mortgage loan servicing	1,654	(1,088)	2,276	(352)
Title insurance fees	368	489	852	997
(Increase) decrease in fair value of U.S. Treasury warrant	20	(25)	(1,025)	(179)
Other	2,164	3,044	4,287	5,648
Total Non-interest Income	13,011	13,042	24,079	27,626
Non-interest Expense
Compensation and employee benefits	11,715	13,506	23,022	25,988
Occupancy, net	2,147	2,490	4,571	5,206
Data processing	2,042	2,003	3,958	3,936
Loan and collection	1,702	2,407	3,928	5,297
Vehicle service contract counterparty contingencies	3,127	326	3,254	797
Furniture, fixtures and equipment	1,088	1,211	2,120	2,407
Communications	730	922	1,510	1,895
Legal and professional	664	1,268	1,356	2,165
FDIC deposit insurance	711	816	1,341	1,673
Advertising	659	639	1,229	1,195
Provision for loss reimbursement on sold loans	356	126	1,019	558
Net losses on other real estate and repossessed assets	320	633	972	1,620
Interchange expense	418	447	828	853
Credit card and bank service fees	331	624	665	1,275
Cost (recoveries) related to unfunded lending commitments	48	(12)	29	(59)
Other	1,684	2,077	3,413	2,726
Total Non-interest Expense	27,742	29,483	53,215	57,532
Income Before Income Tax	6,899	4,333	12,741	7,837
Income tax benefit	(56,489)	-	(56,454)	-
Net Income	$63,388	$4,333	$69,195	$7,837
Preferred stock dividends and discount accretion	1,157	1,092	2,252	2,148
Net Income Applicable to Common Stock	$62,231	$3,241	$66,943	$5,689
Net Income Per Common Share
Basic	$6.56	$0.38	$7.14	$0.66
Diluted	2.64	0.11	2.90	0.19
Dividends Per Common Share
Declared	$.00	$.00	$.00	$.00
Paid	.00	.00	.00	.00

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)
Net income	$63,388	$4,333	$69,195	$7,837
Other comprehensive income (loss), before tax
Available for sale securities
Unrealized gain (loss) arising during period	(2,463)	2,671	(1,489)	1,634
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	258	204	291	333
Reclassification adjustment for other than temporary impairment included in earnings	26	85	26	262
Reclassification adjustments for (gains) losses included in earnings	(15)	(151)	(8)	(843)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities	(2,194)	2,809	(1,180)	1,386
Income tax benefit	(413)	-	(413)	-
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities, net of tax	(1,781)	2,809	(767)	1,386
Derivative instruments
Unrealized loss arising during period	(35)	(24)	(38)	(75)
Reclassification adjustment for expense recognized in earnings	114	120	208	305
Reclassification adjustment for accretion on settled derivatives	-	146	-	291
Unrealized gains recognized in other comprehensive income on derivative instruments	79	242	170	521
Income tax benefit	(1,385)	-	(1,385)	-
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	1,464	242	1,555	521
Other comprehensive income (loss)	(317)	3,051	788	1,907
Comprehensive income	$63,071	$7,384	$69,983	$9,744

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2013	2012
	(unaudited - In thousands)
Net Income	$69,195	$7,837
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	249,123	246,587
Disbursements for loans held for sale	(230,320)	(237,733)
Provision for loan losses	(2,798)	6,187
Deferred federal income tax benefit	(58,066)	-
Deferred loan fees	(86)	(404)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(1,735)	(2,351)
Net gains on mortgage loans	(6,845)	(7,439)
Net gains on securities	(191)	(853)
Securities impairment recognized in earnings	26	262
Net losses on other real estate and repossessed assets	972	1,620
Vehicle service contract counterparty contingencies	3,254	797
Share based compensation	427	304
Increase in accrued income and other assets	12,210	3,288
Increase in accrued expenses and other liabilities	1,228	4,262
Total Adjustments	(32,801)	14,527
Net Cash from Operating Activities	36,394	22,364
Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	2,940	18,999
Proceeds from the maturity of securities available for sale	23,750	60,728
Principal payments received on securities available for sale	14,697	11,220
Purchases of securities available for sale	(185,450)	(179,262)
Purchases of interest bearing deposits	(8,488)	-
Purchase of Federal Reserve Bank stock	(658)	-
Redemption of Federal Reserve Bank stock	-	334
Net cash from branch sale	3,292	-
Net decrease in portfolio loans (loans originated, net of principal payments)	24,938	53,220
Net proceeds from the sale of watch, substandard and non-performing loans	6,721	-
Proceeds from the collection of vehicle service contract counterparty receivables	560	396
Proceeds from the sale of other real estate and repossessed assets	9,821	8,912
Proceeds from the sale of property and equipment, net	3	352
Capital expenditures	(3,881)	(3,609)
Net Cash used in Investing Activities	(111,755)	(28,710)
Cash Flow from Financing Activities
Net increase in total deposits	36,552	99,472
Net increase in other borrowings	-	9
Proceeds from Federal Home Loan Bank advances	100	12,000
Payments of Federal Home Loan Bank advances	(222)	(27,467)
Net increase (decrease) in vehicle service contract counterparty payables	(1,433)	485
Proceeds from issuance of common stock	957	497
Net Cash from Financing Activities	35,954	84,996
Net Increase (Decrease) in Cash and Cash Equivalents	(39,407)	78,650
Cash and Cash Equivalents at Beginning of Period	179,782	341,108
Cash and Cash Equivalents at End of Period	$140,375	$419,758
Cash paid during the period for
Interest	$3,617	$5,914
Income taxes	76	186
Transfers to other real estate and repossessed assets	2,450	5,994
Transfer of payment plan receivables to vehicle service contract counterparty receivables	418	849
Purchase of securities available for sale and interest bearing deposits - time not yet settled	3,211	-
Transfers to loans held for sale	-	54,127
Transfers to fixed assets held for sale	-	11,065
Transfers to deposits held for sale	-	420,261

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Six months ended
	June 30,
	2013	2012
	(unaudited)
	(In thousands)

Balance at beginning of period	$134,975	$102,627
Net income	69,195	7,837
Issuance of common stock	1,966	497
Common stock warrant	1,484	-
Share based compensation	427	304
Net change in accumulated other comprehensive loss, net of related tax effect	788	1,907
Balance at end of period	$208,835	$113,172

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2013 and December 31, 2012, and the results of operations for the three and six-month periods ended June 30, 2013 and 2012.  The results of operations for the three and six-month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2012 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2013
U.S. agency	$13,565	$-	$151	$13,414
U.S. agency residential mortgage-backed	184,074	1,492	306	185,260
Private label residential mortgage-backed	8,105	94	717	7,482
Other asset backed	10,979	-	-	10,979
Obligations of states and political subdivisions	125,963	481	2,011	124,433
Corporate	9,886	1	75	9,812
Trust preferred	2,899	-	504	2,395
Total	$355,471	$2,068	$3,764	$353,775

December 31, 2012
U.S. agency	$30,620	$70	$23	$30,667
U.S. agency residential mortgage-backed	126,151	1,264	3	127,412
Private label residential mortgage-backed	9,070	-	876	8,194
Obligations of states and political subdivisions	38,384	736	69	39,051
Trust preferred	4,704	-	1,615	3,089
Total	$208,929	$2,070	$2,586	$208,413

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

June 30, 2013
U.S. agency	$13,414	$151	$-	$-	$13,414	$151
U.S. agency residential mortgage-backed	60,581	306	-	-	60,581	306
Private label residential mortgage-backed	483	7	5,103	710	5,586	717
Obligations of states and political subdivisions	89,833	1,964	1,209	47	91,042	2,011
Corporate	7,812	75	-	-	7,812	75
Trust preferred	-	-	2,395	504	2,395	504
Total	$172,123	$2,503	$8,707	$1,261	$180,830	$3,764

December 31, 2012
U.S. agency	$8,097	$23	$-	$-	$8,097	$23
U.S. agency residential mortgage-backed	-	-	457	3	457	3
Private label residential mortgage-backed	-	-	8,192	876	8,192	876
Obligations of states and political subdivisions	7,384	69	-	-	7,384	69
Trust preferred	-	-	3,089	1,615	3,089	1,615
Total	$15,481	$92	$11,738	$2,494	$27,219	$2,586

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

U.S. agency and U.S. agency residential mortgage-backed securities — at June 30, 2013 we had four U.S. Agency and nine U.S. Agency residential mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at June 30, 2013 we had six of these type of securities whose fair value is less than amortized cost. Two of the issues are rated by a major rating agency as investment grade while two are below investment grade and two are split rated. Three of these bonds have impairment in excess of 10% and four of these holdings have been impaired for more than 12 months.

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.  The underlying loans within these securities include Jumbo (71%) and Alt A (29%) at June 30, 2013.

	June 30, 2013		December 31, 2012
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$5,299	$(483)	$6,041	$(594)
Alt-A	2,183	(140)	2,153	(282)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

All private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans consider contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to a minimal amount of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 12% to 24% CPR. For fixed rate collateral (one transaction), the prepayment speeds are projected to remain stable.

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

At June 30, 2013 three below investment grade private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

		Super	Senior
	Senior	Senior	Support
	Security	Security	Security	Total
	(In thousands)

As of June 30, 2013
Fair value	$2,903	$1,838	$57	$4,798
Amortized cost	3,231	1,801	-	5,032
Non-credit unrealized loss	328	-	-	328
Unrealized gain	-	37	57	94
Cumulative credit related OTTI	748	457	380	1,585

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended June 30,
2013	$26	$-	$-	$26
2012	85	-	-	85
For the six months ended June 30,
2013	26	-	-	26
2012	170	32	60	262

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities are receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have an unrealized gain and one has an unrealized loss at June 30, 2013.  Prior to June 30, 2013 all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  During the second quarter of 2013, the unrealized losses (based on original amortized cost) for two of these securities are now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2013 we had 97 municipal securities whose fair value is less than amortized cost. The increase in unrealized losses during the first half of 2013 is primarily due to increases in interest rates.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2013 we had six corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at June 30, 2013 we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and repricing of risk related to these hybrid capital securities.

One of the three securities is rated by two major rating agencies as investment grade, while one is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of June 30, 2013, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,615	$(284)	$1,581	$(316)
Unrated issues	780	(220)	1,508	(1,299)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded credit related OTTI charges in earnings on securities available for sale of $0.026 million and $0.085 million during the three month periods ended June 30, 2013 and 2012, respectively and $0.026 million and $0.262 million during the six month periods ended June 30, 2013 and 2012, respectively (see discussion above).

A roll forward of credit losses recognized in earnings on securities available for sale for the three and six month periods ending June 30, follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$1,809	$1,647	$1,809	$1,470
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	26	85	26	262
Balance at end of period	$1,835	$1,732	$1,835	$1,732

The amortized cost and fair value of securities available for sale at June 30, 2013, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$5,428	$5,435
Maturing after one year but within five years	42,273	42,308
Maturing after five years but within ten years	26,061	26,062
Maturing after ten years	78,551	76,249
	152,313	150,054
U.S. agency residential mortgage-backed	184,074	185,260
Private label residential mortgage-backed	8,105	7,482
Other asset backed	10,979	10,979
Total	$355,471	$353,775

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2013	$2,940	$15	$7
2012	18,999	843	-

(1)	Losses in 2013 and 2012 exclude $0.026 million and $0.262 million, respectively of credit related OTTI recognized in earnings.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2013 and 2012 our trading securities consisted of various preferred stocks.  During the first six months of 2013 and 2012 we recognized gains on trading securities of $0.183 million and $0.010 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts, relate to gains  recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2013
Balance at beginning of period	$10,058	$20,163	$3,162	$129	$7,253	$40,765
Additions (deductions)
Provision for loan losses	(1,404)	(349)	141	(12)	(483)	(2,107)
Recoveries credited to allowance	3,181	450	306	21	-	3,958
Loans charged against the allowance	(3,599)	(1,605)	(613)	(13)	-	(5,830)
Balance at end of period	$8,236	$18,659	$2,996	$125	$6,770	$36,786

2012
Balance at beginning of period	$16,441	$23,271	$5,534	$206	$10,554	$56,006
Additions (deductions)
Provision for loan losses	1,194	570	229	(7)	(930)	1,056
Recoveries credited to allowance	390	572	389	-	-	1,351
Loans charged against the allowance	(2,379)	(2,950)	(953)	(4)	-	(6,286)
Reclassification to loans held for sale	(170)	(192)	(218)	-	(201)	(781)
Balance at end of period	$15,476	$21,271	$4,981	$195	$9,423	$51,346

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2013
Balance at beginning of period	$11,402	$21,447	$3,378	$144	$7,904	$44,275
Additions (deductions)
Provision for loan losses	(1,676)	(488)	516	(16)	(1,134)	(2,798)
Recoveries credited to allowance	3,717	1,072	592	28	-	5,409
Loans charged against the allowance	(5,207)	(3,372)	(1,490)	(31)	-	(10,100)
Balance at end of period	$8,236	$18,659	$2,996	$125	$6,770	$36,786

2012
Balance at beginning of period	$18,183	$22,885	$6,146	$197	$11,473	$58,884
Additions (deductions)
Provision for loan losses	2,690	4,805	518	23	(1,849)	6,187
Recoveries credited to allowance	1,396	1,120	715	-	-	3,231
Loans charged against the allowance	(6,623)	(7,347)	(2,180)	(25)	-	(16,175)
Reclassification to loans held for sale	(170)	(192)	(218)	-	(201)	(781)
Balance at end of period	$15,476	$21,271	$4,981	$195	$9,423	$51,346

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$4,446	$11,637	$1,398	$-	$-	$17,481
Collectively evaluated for impairment	3,790	7,022	1,598	125	6,770	19,305
Total ending allowance balance	$8,236	$18,659	$2,996	$125	$6,770	$36,786

Loans
Individually evaluated for impairment	$47,559	$82,838	$7,184	$-		$137,581
Collectively evaluated for impairment	571,150	422,710	183,612	75,949		1,253,421
Total loans recorded investment	618,709	505,548	190,796	75,949		1,391,002
Accrued interest included in recorded investment	1,659	2,506	755	-		4,920
Total loans	$617,050	$503,042	$190,041	$75,949		$1,386,082

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$6,558	$12,869	$1,582	$-	$-	$21,009
Collectively evaluated for impairment	4,844	8,578	1,796	144	7,904	23,266
Total ending allowance balance	$11,402	$21,447	$3,378	$144	$7,904	$44,275

Loans
Individually evaluated for impairment	$55,634	$88,028	$7,505	$-		$151,167
Collectively evaluated for impairment	563,316	441,703	183,090	84,692		1,272,801
Total loans recorded investment	618,950	529,731	190,595	84,692		1,423,968
Accrued interest included in recorded investment	1,692	2,391	746	-		4,829
Total loans	$617,258	$527,340	$189,849	$84,692		$1,419,139

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
June 30, 2013
Commercial
Income producing - real estate	$120	$1,580	$1,700
Land, land development and construction - real estate	-	1,775	1,775
Commercial and industrial	9	1,503	1,512
Mortgage
1-4 family	3	7,901	7,904
Resort lending	-	3,780	3,780
Home equity line of credit - 1st lien	-	429	429
Home equity line of credit - 2nd lien	-	729	729
Installment
Home equity installment - 1st lien	-	1,284	1,284
Home equity installment - 2nd lien	-	494	494
Loans not secured by real estate	-	431	431
Other	-	-	-
Payment plan receivables
Full refund	-	57	57
Partial refund	-	10	10
Other	-	-	-
Total recorded investment	$132	$19,973	$20,105
Accrued interest included in recorded investment	$1	$-	$1
December 31, 2012
Commercial
Income producing - real estate	$-	$5,611	$5,611
Land, land development and construction - real estate	-	4,062	4,062
Commercial and industrial	-	5,080	5,080
Mortgage
1-4 family	7	9,654	9,661
Resort lending	-	4,861	4,861
Home equity line of credit - 1st lien	-	529	529
Home equity line of credit - 2nd lien	-	685	685
Installment
Home equity installment - 1st lien	-	1,278	1,278
Home equity installment - 2nd lien	-	675	675
Loans not secured by real estate	-	390	390
Other	-	-	-
Payment plan receivables
Full refund	-	57	57
Partial refund	-	38	38
Other	-	9	9
Total recorded investment	$7	$32,929	$32,936
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2013
Commercial
Income producing - real estate	$185	$315	$1,229	$1,729	$233,654	$235,383

Land, land development and construction - real estate	-	-	427	427	39,071	39,498
Commercial and industrial	1,190	995	495	2,680	341,148	343,828
Mortgage
1-4 family	4,292	805	7,904	13,001	271,706	284,707
Resort lending	124	-	3,780	3,904	154,302	158,206
Home equity line of credit - 1st lien	369	-	429	798	17,779	18,577
Home equity line of credit - 2nd lien	470	194	729	1,393	42,665	44,058
Installment
Home equity installment - 1st lien	624	170	1,284	2,078	27,441	29,519
Home equity installment - 2nd lien	429	110	494	1,033	37,150	38,183
Loans not secured by real estate	797	213	431	1,441	119,039	120,480
Other	38	10	-	48	2,566	2,614
Payment plan receivables
Full refund	1,817	753	57	2,627	68,853	71,480
Partial refund	98	29	10	137	4,297	4,434
Other	2	-	-	2	33	35
Total recorded investment	$10,435	$3,594	$17,269	$31,298	$1,359,704	$1,391,002

Accrued interest included in recorded investment	$97	$34	$1	$132	$4,788	$4,920

December 31, 2012
Commercial
Income producing - real estate	$3,734	$609	$2,826	$7,169	$215,623	$222,792

Land, land development and construction - real estate	336	-	1,176	1,512	41,750	43,262
Commercial and industrial	2,522	654	1,913	5,089	347,807	352,896
Mortgage
1-4 family	4,429	1,115	9,661	15,205	279,132	294,337
Resort lending	748	370	4,861	5,979	164,414	170,393
Home equity line of credit - 1st lien	453	51	529	1,033	18,003	19,036
Home equity line of credit - 2nd lien	442	32	685	1,159	44,806	45,965
Installment
Home equity installment - 1st lien	599	140	1,278	2,017	30,368	32,385
Home equity installment - 2nd lien	430	125	675	1,230	38,956	40,186
Loans not secured by real estate	899	259	390	1,548	113,751	115,299
Other	24	12	-	36	2,689	2,725
Payment plan receivables
Full refund	2,249	552	57	2,858	77,335	80,193
Partial refund	112	46	38	196	4,119	4,315
Other	3	6	9	18	166	184
Total recorded investment	$16,980	$3,971	$24,098	$45,049	$1,378,919	$1,423,968

Accrued interest included in recorded investment	$146	$43	$-	$189	$4,640	$4,829

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three month period ending June 30, 2013 we sold certain commercial watch, substandard and non-performing loans as follows:

(In thousands)
Income producing - real estate	$4,570
Land, land development and construction - real estate	401
Commercial and industrial	3,630
Total	$8,601

Impaired loans are as follows :

	June 30,	December 31,
	2013	2012
Impaired loans with no allocated allowance	(In thousands)
TDR	$16,741	$14,435
Non - TDR	538	418
Impaired loans with an allocated allowance
TDR - allowance based on collateral	8,868	16,231
TDR - allowance based on present value cash flow	109,889	112,997
Non - TDR - allowance based on collateral	1,023	6,580
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$137,059	$150,661

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,952	$5,060
TDR - allowance based on present value cash flow	14,276	14,462
Non - TDR - allowance based on collateral	253	1,487
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$17,481	$21,009

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,813	$4,808	$-	$4,050	$4,672	$-
Land, land development & construction-real estate	3,475	4,459	-	3,304	3,294	-
Commercial and industrial	4,129	4,417	-	2,611	2,592	-
Mortgage
1-4 family	8	8	-	-	-	-
Resort lending	35	163	-	-	-	-
Home equity line of credit - 1st lien	-	-	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-	-	-
Installment
Home equity installment - 1st lien	1,950	2,070	-	2,027	2,219	-
Home equity installment - 2nd lien	2,311	2,302	-	2,278	2,278	-
Loans not secured by real estate	591	697	-	610	681	-
Other	18	18	-	20	20	-
	17,330	18,942	-	14,900	15,756	-
With an allowance recorded:
Commercial
Income producing - real estate	19,410	22,139	1,910	20,628	24,250	1,822
Land, land development & construction-real estate	5,800	6,535	943	8,808	11,971	1,986
Commercial and industrial	9,932	10,194	1,593	16,233	18,564	2,750
Mortgage
1-4 family	60,948	64,384	7,957	64,160	68,418	8,518
Resort lending	21,650	22,547	3,593	23,763	24,160	4,321
Home equity line of credit - 1st lien	155	166	83	62	77	30
Home equity line of credit - 2nd lien	42	118	4	43	118	-
Installment
Home equity installment - 1st lien	1,076	1,185	520	1,215	1,240	610
Home equity installment - 2nd lien	1,010	1,019	816	1,161	1,174	930
Loans not secured by real estate	228	228	62	194	194	42
Other	-	-	-	-	-	-
	120,251	128,515	17,481	136,267	150,166	21,009
Total
Commercial
Income producing - real estate	24,223	26,947	1,910	24,678	28,922	1,822
Land, land development & construction-real estate	9,275	10,994	943	12,112	15,265	1,986
Commercial and industrial	14,061	14,611	1,593	18,844	21,156	2,750
Mortgage
1-4 family	60,956	64,392	7,957	64,160	68,418	8,518
Resort lending	21,685	22,710	3,593	23,763	24,160	4,321
Home equity line of credit - 1st lien	155	166	83	62	77	30
Home equity line of credit - 2nd lien	42	118	4	43	118	-
Installment
Home equity installment - 1st lien	3,026	3,255	520	3,242	3,459	610
Home equity installment - 2nd lien	3,321	3,321	816	3,439	3,452	930
Loans not secured by real estate	819	925	62	804	875	42
Other	18	18	-	20	20	-
Total	$137,581	$147,457	$17,481	$151,167	$165,922	$21,009

Accrued interest included in recorded investment	$522			$506

(1)	There were no impaired payment plan receivables at June 30, 2013 or December 31, 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows (1):

	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,856	$42	$2,211	$13
Land, land development & construction-real estate	3,212	42	2,877	36
Commercial and industrial	4,400	76	3,896	44
Mortgage
1-4 family	4	-	-	-
Resort lending	35	-	936	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	2,020	28	1,827	32
Home equity installment - 2nd lien	2,313	33	1,987	30
Loans not secured by real estate	599	7	473	7
Other	19	-	23	-
	17,458	228	14,230	162
With an allowance recorded:
Commercial
Income producing - real estate	20,745	176	24,300	120
Land, land development & construction-real estate	6,837	55	10,495	52
Commercial and industrial	11,886	88	18,954	156
Mortgage
1-4 family	62,011	682	66,900	725
Resort lending	21,916	222	23,697	252
Home equity line of credit - 1st lien	156	-	70	-
Home equity line of credit - 2nd lien	42	-	93	1
Installment
Home equity installment - 1st lien	1,023	8	1,709	9
Home equity installment - 2nd lien	1,074	12	1,469	6
Loans not secured by real estate	221	4	241	3
Other	-	-	-	-
	125,911	1,247	147,928	1,324
Total
Commercial
Income producing - real estate	25,601	218	26,511	133
Land, land development & construction-real estate	10,049	97	13,372	88
Commercial and industrial	16,286	164	22,850	200
Mortgage
1-4 family	62,015	682	66,900	725
Resort lending	21,951	222	24,633	252
Home equity line of credit - 1st lien	156	-	70	-
Home equity line of credit - 2nd lien	42	-	93	1
Installment
Home equity installment - 1st lien	3,043	36	3,536	41
Home equity installment - 2nd lien	3,387	45	3,456	36
Loans not secured by real estate	820	11	714	10
Other	19	-	23	-
Total	$143,369	$1,475	$162,158	$1,486

(1)	There were no impaired payment plan receivables during the three month periods ended June 30, 2013 and 2012, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows (1):

	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,587	$105	$3,016	$30
Land, land development & construction-real estate	3,243	84	1,991	36
Commercial and industrial	3,803	114	3,795	46
Mortgage
1-4 family	3	-	-	-
Resort lending	23	-	805	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	2,022	52	1,918	52
Home equity installment - 2nd lien	2,301	62	1,987	51
Loans not secured by real estate	602	15	528	13
Other	19	1	23	1
	16,603	433	14,063	229
With an allowance recorded:
Commercial
Income producing - real estate	20,706	313	23,793	267
Land, land development & construction-real estate	7,494	111	11,117	105
Commercial and industrial	13,335	228	17,667	270
Mortgage
1-4 family	62,727	1,388	67,329	1,449
Resort lending	22,532	441	24,055	496
Home equity line of credit - 1st lien	125	1	67	1
Home equity line of credit - 2nd lien	42	1	106	2
Installment
Home equity installment - 1st lien	1,087	20	1,550	30
Home equity installment - 2nd lien	1,103	25	1,453	25
Loans not secured by real estate	212	6	211	5
Other	-	-	-	-
	129,363	2,534	147,348	2,650
Total
Commercial
Income producing - real estate	25,293	418	26,809	297
Land, land development & construction-real estate	10,737	195	13,108	141
Commercial and industrial	17,138	342	21,462	316
Mortgage
1-4 family	62,730	1,388	67,329	1,449
Resort lending	22,555	441	24,860	496
Home equity line of credit - 1st lien	125	1	67	1
Home equity line of credit - 2nd lien	42	1	106	2
Installment
Home equity installment - 1st lien	3,109	72	3,468	82
Home equity installment - 2nd lien	3,404	87	3,440	76
Loans not secured by real estate	814	21	739	18
Other	19	1	23	1
Total	$145,966	$2,967	$161,411	$2,879

(1)	There were no impaired payment plan receivables during the six month periods ended June 30, 2013 and 2012, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $143.4 million and $162.2 million for the three-month periods ended June 30, 2013 and 2012, respectively and $146.0 million and $161.4 million for the six-month periods ended June 30, 2013 and 2012, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending June 30, 2013 and 2012 was approximately $1.5 million and $1.5 million, respectively and was approximately $3.0 million and $2.9 million during the six months ending June 30, 2013 and 2012, respectively.

Troubled debt restructurings follow:

	June 30, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$42,543	$83,187		$125,730
Non-performing TDR's(1)	3,298	6,470	(2)	9,768
Total	$45,841	$89,657		$135,498

	December 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$40,753	$85,977		$126,730
Non-performing TDR's(1)	7,756	9,177	(2)	16,933
Total	$48,509	$95,154		$143,663

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $17.2 million and $19.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively.

During the three and six months ended June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	2	$395	$287
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	72	70
Mortgage
1-4 family	6	482	451
Resort lending	1	234	231
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	6	153	144
Home equity installment - 2nd lien	4	64	66
Loans not secured by real estate	1	27	27
Other	-	-	-
Total	22	$1,427	$1,276

2012
Commercial
Income producing - real estate	12	$8,045	$7,974
Land, land development & construction-real estate	1	49	77
Commercial and industrial	19	4,286	4,001
Mortgage
1-4 family	28	3,504	3,372
Resort lending	11	3,031	2,917
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	6	118	115
Home equity installment - 2nd lien	6	317	313
Loans not secured by real estate	9	252	233
Other	-	-	-
Total	92	$19,602	$19,002

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	5	$4,478	$3,877
Land, land development & construction-real estate	1	16	-
Commercial and industrial	15	912	810
Mortgage
1-4 family	13	1,273	1,235
Resort lending	4	1,033	1,022
Home equity line of credit - 1st lien	1	95	96
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	13	326	317
Home equity installment - 2nd lien	10	212	212
Loans not secured by real estate	3	84	54
Other	-	-	-
Total	65	$8,429	$7,623

2012
Commercial
Income producing - real estate	14	$8,268	$8,191
Land, land development & construction-real estate	3	2,887	2,913
Commercial and industrial	33	8,196	7,895
Mortgage
1-4 family	43	4,802	4,639
Resort lending	18	5,206	5,072
Home equity line of credit - 1st lien	1	15	6
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	10	426	426
Home equity installment - 2nd lien	13	511	507
Loans not secured by real estate	10	277	258
Other	-	-	-
Total	145	$30,588	$29,907

The troubled debt restructurings described above for 2013 increased the allowance for loan losses by $0.1 million and resulted in zero charge offs during the three months ended June 30, 2013 and increased the allowance by $0.2 million and resulted in $0.3 million of charge offs during the six months ended June 30, 2013.

The troubled debt restructurings described above for 2012 increased the allowance for loan losses by $0.4 million and resulted in $0.3 million of charge offs during the three months ending June 30, 2012 and increased the allowance by $0.6 million and resulted in $0.3 million of charge offs during the six months ending June 30, 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended June 30 follow:

	Number of	Recorded
	Contracts	Balance
(Dollars in thousands)
2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	1	22
Loans not secured by real estate	-	-
Other	-	-
	1	$22

2012
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	41
Mortgage
1-4 family	2	148
Resort lending	-	-
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	1	20
Loans not secured by real estate	-	-
Other	-	-
	4	$209

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the six-month periods ended June 30 follow:

	Number of	Recorded
	Contracts	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	1	334
Commercial and industrial	2	143
Mortgage
1-4 family	1	106
Resort lending	1	156
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	1	22
Loans not secured by real estate	-	-
Other	-	-
	6	$761

2012
Commercial
Income producing - real estate	2	$434
Land, land development & construction-real estate	1	136
Commercial and industrial	8	914
Mortgage
1-4 family	2	148
Resort lending	1	117
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	1	26
Home equity installment - 2nd lien	1	20
Loans not secured by real estate	-	-
Other	-	-
	16	$1,795

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2013 decreased the allowance for loan losses by $0.01 million and resulted in $0.02 million of charge offs during the three months ended June 30, 2013 and increased the allowance for loan losses by $0.05 million and resulted in charge offs of $0.12 million during the six months ended June 30, 2013.

The troubled debt restructurings that subsequently defaulted described above for 2012 decreased the allowance for loan losses by $0.1 million and resulted in $0.2 million of charge offs during the three months ending June 30, 2012 and decreased the allowance for loan losses by $0.3 million and resulted in $0.6 million of charge offs during the six months ending June 30, 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the three and six months ended June 30, 2013 and 2012 that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
June 30, 2013
Income producing - real estate	$198,087	$28,157	$7,559	$1,580	$235,383
Land, land development and construction - real estate	31,938	5,129	656	1,775	39,498
Commercial and industrial	302,006	30,820	9,499	1,503	343,828
Total	$532,031	$64,106	$17,714	$4,858	$618,709
Accrued interest included in total	$1,383	$200	$76	$-	$1,659

December 31, 2012
Income producing - real estate	$183,530	$27,096	$6,555	$5,611	$222,792
Land, land development and construction - real estate	32,784	3,457	2,959	4,062	43,262
Commercial and industrial	307,566	26,954	13,296	5,080	352,896
Total	$523,880	$57,507	$22,810	$14,753	$618,950
Accrued interest included in total	$1,417	$163	$112	$-	$1,692

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
June 30, 2013
800 and above	$21,681	$15,087	$3,327	$5,751	$45,846
750-799	60,588	58,783	4,977	12,065	136,413
700-749	58,990	41,689	3,015	8,552	112,246
650-699	53,520	20,453	2,879	7,349	84,201
600-649	33,396	9,578	2,296	4,839	50,109
550-599	25,039	4,514	982	3,076	33,611
500-549	17,986	1,963	452	1,786	22,187
Under 500	8,443	1,359	416	589	10,807
Unknown	5,064	4,780	233	51	10,128
Total	$284,707	$158,206	$18,577	$44,058	$505,548
Accrued interest included in total	$1,410	$775	$91	$230	$2,506

December 31, 2012
800 and above	$19,638	$15,430	$3,031	$5,515	$43,614
750-799	62,419	67,094	4,758	12,783	147,054
700-749	59,594	41,860	3,293	9,177	113,924
650-699	57,584	17,685	2,309	7,987	85,565
600-649	31,465	12,317	3,311	4,775	51,868
550-599	27,739	7,887	964	2,754	39,344
500-549	20,243	1,212	656	1,997	24,108
Under 500	9,470	1,637	456	789	12,352
Unknown	6,185	5,271	258	188	11,902
Total	$294,337	$170,393	$19,036	$45,965	$529,731
Accrued interest included in total	$1,319	$750	$91	$231	$2,391

(1) Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
June 30, 2013
800 and above	$3,071	$3,287	$20,962	$37	$27,357
750-799	7,251	10,799	46,424	529	65,003
700-749	5,014	8,625	24,751	707	39,097
650-699	5,063	7,734	15,266	634	28,697
600-649	3,801	3,337	5,893	266	13,297
550-599	2,372	1,914	2,557	235	7,078
500-549	2,259	1,600	1,931	130	5,920
Under 500	525	799	724	35	2,083
Unknown	163	88	1,972	41	2,264
Total	$29,519	$38,183	$120,480	$2,614	$190,796
Accrued interest included in total	$132	$158	$443	$22	$755

December 31, 2012
800 and above	$3,909	$3,265	$19,293	$38	$26,505
750-799	7,394	11,300	43,740	462	62,896
700-749	4,884	8,826	24,267	786	38,763
650-699	5,925	7,164	13,758	710	27,557
600-649	4,360	4,214	6,442	367	15,383
550-599	3,226	2,716	3,428	188	9,558
500-549	1,722	1,403	2,154	114	5,393
Under 500	760	1,195	895	42	2,892
Unknown	205	103	1,322	18	1,648
Total	$32,385	$40,186	$115,299	$2,725	$190,595
Accrued interest included in total	$137	$157	$429	$23	$746

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of June 30, 2013, approximately 94.1% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 5.8% of Mepco’s outstanding payment plan receivables as of June 30, 2013, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
June 30, 2013
AM Best rating
A+	$-	$-	$-	$-
A	28,000	3,698	-	31,698
A-	9,041	736	-	9,777
B+	-	-	-	-
B	-	-	-	-
Not rated	34,439	-	35	34,474
Total	$71,480	$4,434	$35	$75,949

December 31, 2012
AM Best rating
A+	$-	$-	$110	$110
A	24,825	3,916	-	28,741
A-	19,310	399	-	19,709
B+	56	-	-	56
B	-	-	-	-
Not rated	36,002	-	74	36,076
Total	$80,193	$4,315	$184	$84,692

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB(1)	Mepco	Other(1)(2)	Elimination(3)	Total
	(In thousands)
Total assets
June 30, 2013	$2,005,794	$117,772	$266,712	$(255,604)	$2,134,674
December 31, 2012	1,885,807	135,447	192,343	(189,730)	2,023,867

For the three months ended June 30,
2013
Interest income	$18,935	$2,927	$-	$-	$21,862
Net interest income	17,807	2,306	(590)	-	19,523
Provision for loan losses	(2,093)	(14)	-	-	(2,107)
Income (loss) before income tax	10,637	(2,973)	(742)	(23)	6,899
Net income (loss)	57,442	(1,839)	7,808	(23)	63,388

2012
Interest income	$21,550	$3,705	$-	$-	$25,255
Net interest income	19,766	2,799	(735)	-	21,830
Provision for loan losses	1,063	(7)	-	-	1,056
Income (loss) before income tax	4,944	337	(925)	(23)	4,333
Net income (loss)	5,059	222	(925)	(23)	4,333

For the six months ended June 30,
2013
Interest income	$37,715	$6,097	$-	$-	$43,812
Net interest income	35,423	4,827	(1,171)	-	39,079
Provision for loan losses	(2,780)	(18)	-	-	(2,798)
Income (loss) before income tax	17,456	(2,150)	(2,518)	(47)	12,741
Net income (loss)	64,506	(1,296)	6,032	(47)	69,195

2012
Interest income	$43,395	$7,556	$-	$-	$50,951
Net interest income	39,705	5,681	(1,456)	-	43,930
Provision for loan losses	6,166	21	-	-	6,187
Income (loss) before income tax	7,957	1,893	(1,966)	(47)	7,837
Net income (loss)	8,601	1,249	(1,966)	(47)	7,837

(1) IB and Other (parent company) include $49.1 million and $8.5 million, respectively of income tax benefit related to the reversal of the valuation allowance on our net deferred tax assets in both the three and six month periods ending June 30, 2013 (see note #10).
(2) Includes amounts relating to our parent company and certain insignificant operations.
(3) Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income applicable to common stock	$62,231	$3,241	$66,943	$5,689
Convertible preferred stock dividends	1,157	1,092	2,252	2,148
Net income applicable to common stock for calculation of diluted earnings per share	$63,388	$4,333	$69,195	$7,837

Weighted average shares outstanding (1)	9,480	8,607	9,374	8,570
Effect of convertible preferred stock	13,953	31,987	13,953	31,987
Restricted stock units	391	140	376	140
Stock units for deferred compensation plan for non-employee directors	123	58	119	41
Effect of stock options	84	7	75	-
Weighted average shares outstanding for calculation of diluted earnings per share	24,031	40,799	23,897	40,738

Net income per common share
Basic (1)	$6.56	$0.38	$7.14	$0.66
Diluted	$2.64	$0.11	$2.90	$0.19

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.06 million and 0.04 million for the three-month periods ended June 30, 2013 and 2012, respectively and totaled 0.05 million and 0.2 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The warrant to purchase 346,154 shares of our common stock (see note #15) was not considered in computing diluted net income per share in all periods in 2013 and 2012 as it was anti-dilutive.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2013
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
No hedge designation
Mandatory commitments to sell mortgage loans	$73,369	0.1	$1,999
Rate-lock mortgage loan commitments	36,192	0.1	376
Total	$109,561	0.1	$2,375

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges during 2013 and 2012 included certain pay-fixed interest-rate swaps which converted the variable-rate cash flows on debt obligations to fixed-rates.  During the second quarter of 2013 we terminated our last pay-fixed interest rate swap and paid a termination fee of $0.6 million.

We recorded the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  The related gains or losses were reported in other comprehensive income or loss and were subsequently reclassified into earnings as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affected earnings.  To the extent that the Cash Flow Hedges were not effective, the ineffective portion of the Cash Flow Hedges were immediately recognized as interest expense.  The remaining unrealized loss on the terminated pay-fixed interest-rate swap which was equal to the termination fee discussed above is included in accumulated other comprehensive income and is being amortized into earnings over the remaining original life of the pay-fixed interest-rate swap.

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

During 2010, we entered into an amended and restated warrant with the U.S. Department of the Treasury (“UST”) that would allow them to purchase our common stock at a fixed price (see Note #15). Because of certain anti-dilution features included in the Amended Warrant (as defined in Note #15), it was not considered to have been indexed to our common stock and was therefore accounted for as a derivative instrument and recorded as a liability. Any change in value of the Amended Warrant while it was accounted for as a derivative was recorded in other income in our Condensed Consolidated Statements of Operations.  However, the anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value which totaled $1.5 million.

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2013		2012		2013		2012
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements					Other liabilities	$-	Other liabilities	$739
Total						-		739

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$376	Other assets	1,368
Mandatory commitments to sell mortgage loans	Other assets	1,999	Other assets	-	Other liabilities	-	Other liabilities	122

Amended Warrant	Other assets	-	Other assets	-	Other liabilities	-	Other liabilities	459
Total		2,375		1,368		-		581
Total derivatives		$2,375		$1,368		$-		$1,320

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2013	2012	Portion)	2013	2012	in Income (1)	2013	2012
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(35)	$(24)	Interest expense	$(114)	$(266)		$-	$-
Total	$(35)	$(24)		$(114)	$(266)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(783)	$283

Mandatory commitments to sell mortgage loans						Net mortgage loan gains	2,185	(704)
Amended warrant						Increase in fair value of U.S. Treasury warrant	20	(25)
Total							$1,422	$(446)

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2013	2012	Portion)	2013	2012	in Income (1)	2013	2012
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(38)	$(75)	Interest expense	$(208)	$(596)		$-	$-
Total	$(38)	$(75)		$(208)	$(596)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(992)	$1,126
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	2,121	(90)

Amended warrant						Increase in fair value of U.S. Treasury warrant	(1,025)	(179)
Total							$104	$857

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	June 30, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)

Amortized intangible assets - core deposits	$23,703	$20,134	$23,703	$19,728

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2018 and thereafter in the following table.

(In thousands)

Six months ending December 31, 2013	$407
2014	536
2015	347
2016	347
2017	346
2018 and thereafter	1,586
Total	$3,569

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of June 30, 2013.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.3 million shares of common stock as of June 30, 2013. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A portion of our president’s annual salary is paid in the form of common stock.  The annual amounts paid in common stock (also referred to as “salary stock”) are $0.020 million and $0.015 million for 2013 and 2012, respectively.  During the first quarter of 2011, pursuant to a management transition plan, our  former chief executive officer’s annual salary was increased by $0.2 million effective January 1, 2011 through December 31, 2012. This increase was paid entirely in the form of salary stock. These shares were issued each pay period and vested immediately.

During the second quarter of 2013, we issued 0.1 million restricted stock units to six of our executive officers.  These restricted stock units do not vest for a minimum of three years and until we repay in full our obligations related to the Troubled Asset Relief Program.  Also, during the second quarter of 2013, pursuant to our performance-based compensation plans we granted 0.1 million stock options to certain officers, none of whom is a named executive officer.  The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant.  We use the Black Scholes option pricing model to measure compensation cost for stock options.  We also estimate expected forfeitures over the vesting period.

Our directors have elected to receive at least a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s quarterly cash retainer are issued each quarter and vest immediately. We issued 0.03 million shares and 0.13 million shares to directors during the first six months of 2013 and 2012, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $0.1 million and $0.3 million during the three and six month periods ended June 30, 2013, respectively, and was $0.2 million and $0.1 million during the same periods in 2012, respectively.  The corresponding tax benefit relating to this expense was zero for the three and six month periods ended June 30, 2013 and 2012, respectively.  Total expense recognized for non-employee director share based payments was $0.1 million in both three month periods ended June 30, 2013 and 2012 and $0.2 million in both six month periods ended June 30, 2013 and 2012.

At June 30, 2013, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $1.8 million.  The weighted-average period over which this amount will be recognized is 2.6 years.

A summary of outstanding stock option grants and related transactions follows:

			Weighted-
			Average
		Average	Remaining	Aggregated
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2013	275,933	$4.46
Granted	77,500	6.42
Exercised	(7,001)	1.92
Forfeited	(6,999)	2.39
Expired	(3,926)	52.11
Outstanding at June 30, 2013	335,507	$4.46	8.54	$893

Vested and expected to vest at June 30, 2013	314,062	$4.46	8.48	$850
Exercisable at June 30, 2013	108,938	$5.69	7.08	$333

A summary of outstanding non-vested restricted stock and stock units and transactions follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2013	375,416	$6.21
Granted	82,833	6.42
Vested	(14,636)	76.30
Forfeited	-
Outstanding at June 30, 2013	443,613	$3.94

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2013 follows:

Expected dividend yield	0.31%
Risk-free interest rate	1.12
Expected life (in years)	6.00
Expected volatility	101.30%
Per share weighted-average fair value	$4.98

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Intrinsic value	$6	$-	$21	$-
Cash proceeds received	$2	$-	$13	$-
Tax benefit realized	$-	$-	$-	$-

10.	Income Tax

We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the valuation allowance requires us to conclude that the realization of the deferred tax assets is “more likely than not.”  The ultimate realization of this asset is primarily based on generating future income.  As of June 30, 2013, we have concluded that the realization of substantially all of our deferred tax assets is now more likely than not.  This conclusion is primarily based upon the following factors:

•	Achieving a sixth consecutive quarter of profitability;
•	A forecast of future profitability that supports that the realization of the deferred tax assets is more likely than not; and
•	A forecast that future asset quality continues to be stable to improving and that other factors do not exist that could cause a significant adverse impact on future profitability.

Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, in these prior periods, the income tax expense related to any income before income tax was largely being offset by changes in the deferred tax valuation allowance.

Income tax expense (benefit) was $(56.5) million in both the three and six month periods ending June 30, 2013 and zero during the same periods in the prior year.  The reversal during the second quarter of 2013 of substantially all of the valuation allowance on our deferred tax assets resulted in our recording an income tax benefit of $57.6 million.  In addition, during the second quarter of 2013, we recorded $1.4 million of income tax expense to clear from accumulated other comprehensive loss (“AOCL”) the disproportionate tax effects from cash flow hedges.  These disproportionate tax effects had been charged to other comprehensive income and credited to income tax expense due to our valuation allowance on deferred tax assets (see Note #16).  Because we terminated our last remaining cash flow hedge in the second quarter of 2013, it was appropriate to clear these disproportionate tax effects from AOCL.

We did not reverse approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  We determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

At June 30, 2013 and December 31, 2012, we had approximately $1.6 million and $1.9 million, respectively of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2013 the Bank had negative undivided profits of $59.3 million. It is not our intent to have dividends paid in amounts which would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

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

•
Submission of quarterly progress reports to the FRB and DIFS regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our “watch list,” or are adversely classified;

•	Prior approval of the FRB and DIFS for the Bank to pay any dividend to the Company; and
•
Prior approval of the FRB and DIFS for the Company to pay any dividend to its shareholders, to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, to increase borrowings or guarantee any debt, and/or to purchase or redeem any of its stock.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2013 and December 31, 2012 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”)  categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2013
Total capital to risk-weighted assets
Consolidated	$225,727	16.17%	$111,681	8.00%	NA	NA
Independent Bank	227,860	16.35	111,519	8.00	139,399	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$207,938	14.90%	$55,840	4.00%	NA	NA
Independent Bank	210,096	15.07	55,759	4.00	83,639	6.00%

Tier 1 capital to average assets
Consolidated	$207,938	10.28%	$80,938	4.00%	NA	NA
Independent Bank	210,096	10.35	81,188	4.00	101,485	5.00%

December 31, 2012
Total capital to risk-weighted assets
Consolidated	$204,663	14.71%	$111,268	8.00%	NA	NA
Independent Bank	207,553	14.95	111,063	8.00	$138,829	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$185,948	13.37%	$55,634	4.00%	NA	NA
Independent Bank	189,777	13.67	55,531	4.00	$83,297	6.00%

Tier 1 capital to average assets
Consolidated	$185,948	8.08%	$92,026	4.00%	NA	NA
Independent Bank	189,777	8.26	91,919	4.00	$114,899	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
	(In thousands)
Total shareholders' equity	$208,835	$134,975	$250,480	$186,384
Add (deduct)
Qualifying trust preferred securities	48,668	47,678	-	-
Accumulated other comprehensive loss	7,270	8,058	7,270	8,156
Intangible assets	(3,569)	(3,975)	(3,569)	(3,975)
Disallowed deferred tax assets	(52,769)	-	(43,588)	-
Disallowed capitalized mortgage loan servicing rights	(497)	(788)	(497)	(788)
Tier 1 capital	207,938	185,948	210,096	189,777
Qualifying trust preferred securities	-	990	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	17,789	17,725	17,764	17,776
Total risk-based capital	$225,727	$204,663	$227,860	$207,553

In November 2011, our Board adopted a capital plan as required by the MOU and submitted it to the FRB and the DIFS. The capital plan was updated in February 2012.  The FRB and DIFS have accepted such capital plan and as of June 30, 2013 and December 31, 2012 we have met the requirements of the capital plan.

The primary objective of our capital plan is to achieve and thereafter maintain the minimum capital ratios required by our Board. The minimum capital ratios established by our Board are higher than the ratios required in order to be considered “well-capitalized” under federal standards. The Board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential future losses based on our still somewhat elevated level of non-performing assets and given certain other risks and uncertainties we face. As of June 30, 2013, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and met both of the minimum capital ratio goals established by our Board.

Set forth below are the actual capital ratios of our Bank as of June 30, 2013, the minimum capital ratios imposed by our Board, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards:

	Independent		Minimum
	Bank	Minimum	Ratio
	Actual as of	Ratios	Required to
	June 30,	Established	be Well-
	2013	by our Board	Capitalized
Total Capital to Risk-Weighted Assets	16.35%	11.00%	10.00%
Tier 1 Capital to Average Total Assets	10.35	8.00	5.00

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”) and will implement the Basel III regulatory capital reforms in the United States.

In general, under the New Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.

We are subject to the New Capital Rules beginning on January 1, 2015.  The 2.50% capital conservation buffer is being phased in over a four-year period beginning in 2016.  Also, under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.

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

Index
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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in loss on other real estate and repossessed assets in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Derivatives:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans  is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of interest rate swap agreements, in general, were determined using a discounted cash flow model whose significant fair value inputs could generally be verified and did not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant was determined using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock and uses several unobservable variables (recurring Level 3).

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
	(In thousands)
June 30, 2013:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$293	$293	$-	$-
Securities available for sale
U.S. agency	13,414	-	13,414	-
U.S. agency residential mortgage-backed	185,260	-	185,260	-
Private label residential mortgage-backed	7,482	-	7,482	-
Other asset backed	10,979		10,979
Obligations of states and political subdivisions	124,433	-	124,433	-
Trust preferred	9,812	-	9,812	-
Corporate	2,395	-	2,395	-
Loans held for sale	35,529	-	35,529	-
Derivatives (1)	2,375	-	2,375	-
Liabilities
Derivatives (2)	-	-	-	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,506	-	-	7,506
Impaired loans (4)
Commercial
Income producing - real estate	1,771	-	-	1,771
Land, land development & construction-real estate	1,205	-	-	1,205
Commercial and industrial	1,894	-	-	1,894
Mortgage
1-4 Family	1,243	-	-	1,243
Resort Lending	573	-	-	573
Other real estate (5)
Commercial
Land, land development & construction-real estate	1,507	-	-	1,507
Mortgage
1-4 Family	657	-	-	657
Resort Lending	1,735	-	-	1,735
Installment
Home equity installment - 1st lien	82	-	-	82
Payment plan receivables Full refund/partial refund	2,668	-	-	2,668

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
	(In thousands)
December 31, 2012:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$110	$110	$-	$-
Securities available for sale
U.S. agency	30,667	-	30,667	-
U.S. agency residential mortgage-backed	127,412	-	127,412	-
Private label residential mortgage-backed	8,194	-	8,194	-
Obligations of states and political subdivisions	39,051	-	39,051	-
Trust preferred	3,089	-	3,089	-
Loans held for sale	47,487	-	47,487	-
Derivatives (1)	1,368	-	1,368	-
Liabilities
Derivatives (2)	1,320	-	861	459

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,814	-	-	8,814
Impaired loans (4)
Commercial
Income producing - real estate	3,727	-	-	3,727
Land, land development &construction-real estate	2,882	-	-	2,882
Commercial and industrial	6,581	-	-	6,581
Mortgage
1-4 Family	2,694	-	-	2,694
Resort Lending	380	-	-	380
Other real estate (5)
Commercial
Income producing - real estate	86	-	-	86
Land, land development &construction-real estate	3,190	-	-	3,190
Mortgage
1-4 Family	405	-	-	405
Resort Lending	3,535	-	-	3,535
Installment
Home equity installment - 1st lien	59	-	-	59
Loans held for sale relating to branch sale	3,292	-	3,292	-

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013 and 2012.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2013			2012
	Net Gains (Losses)		Total Change in Fair Values Included in Current	Net Gains (Losses)		Total Change in Fair Values Included in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$183	$-	$183	$9	$-	$9
Loans held for sale	-	(2,241)	(2,241)	-	241	241

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2013 and 2012 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $7.5 million which is net of a valuation allowance of $3.6 million at June 30, 2013 and had a carrying amount of $8.8 million which is net of a valuation allowance of $6.1 million at December 31, 2012.  A recovery (charge) of $1.7 million and $2.5 million was included in our results of operations for the three and six month periods ending June 30, 2013, respectively and $(0.9) million and $(0.2) million during the same periods in 2012.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $9.9 million, with a valuation allowance of $3.2 million at June 30, 2013 and had a carrying amount of $22.8 million, with a valuation allowance of $6.5 million at December 31, 2012.  The provision for loan losses included in our results of operations relating to impaired loans was a credit of $0.7 million and an expense of $0.6 million for the three month periods ending June 30, 2013 and 2012, respectively and a credit of $0.3 million and an expense of $2.2 million for the six month periods ending June 30, 2013 and 2012, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $6.6 million which is net of a valuation allowance of $4.6 million at June 30, 2013 and a carrying amount of $7.3 million which is net of a valuation allowance of $6.0 million at December 31, 2012.  An additional charge relating to ORE measured at fair value of $1.0 million and $1.6 million was included in our results of operations during the three and six month periods ended June 30, 2013, respectively and $0.5 million and $1.2 million during the same periods in 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 follows:

	(Liability)
	Amended Warrant
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$(1,504)	$(328)	$(459)	$(174)
Total gains (losses) realized and unrealized:
Included in results of operations	20	(25)	(1,025)	(179)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	-	-	-	-
Reclassification to shareholders' equity	1,484	-	1,484	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$-	$(353)	$-	$(353)

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$20	$(25)	$(1,025)	$(179)

During 2010, we entered into an amended and restated warrant with the UST that would allow it to purchase our common stock at a fixed price (see Note #15). Because of certain anti-dilution features included in the Amended Warrant, it has not been considered to be indexed to our common stock and was therefore accounted for as a derivative instrument (see Note #7). Any change in value of this warrant was recorded in other income in our Condensed Consolidated Statements of Operations.  However, the anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value which totaled $1.5 million.

The fair value of the Amended Warrant was determined using a simulation analysis which considered potential outcomes for a large number of independent scenarios regarding the future prices of our common stock. The simulation analysis relied on a binomial lattice model, a standard technique usually applied to the valuation of stock options. The binomial lattice maps out possible price paths of our common stock, the underlying asset of the Amended Warrant. The simulation was based on a 500-step lattice covering the term of the Amended Warrant. The binomial lattice required specification of 14 variables, of which several were unobservable in the market.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about the Amended Warrant at December 31, 2012 follows:

(Liability)
Fair	Valuation	Unobservable	Unobservable
Value	Technique	Inputs	Input Values
(In thousands)

$(459)	Binomial Lattice Model	Probability of non-permitted equity raise	0.5%
		Expected discount to stock price in an
		equity raise	10.0%
		Dollar amount of expected capital raise	$100 Million
		Expected time of non-permitted equity raise	April, 2013

The significant unobservable inputs used in the fair value measurement of Amended Warrant were probability of a non-permitted capital raise, expected discount to stock price in an equity raise, dollar amount of expected capital raise and expected time of equity raise. Significant increases/(decreases) in any of those inputs in isolation would have resulted in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of a non-permitted capital raise and dollar amount of equity raise would have been accompanied by a directionally consistent change in fair value and a directionally opposite change in the assumption used for expected discount to stock price in an equity raise and expected time of equity raise.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset
	(Liability)
	Fair	Valuation	Unobservable	Weighted
	Value	Technique	Inputs	Average
	(In thousands)
June 30, 2013
Capitalized mortgage loan servicing rights	$7,506	Present value of net	Discount rate	10.62%
		servicing revenue	Cost to service	$82
			Ancillary income	39
			Float rate	1.57%
Impaired loans
Commercial	4,870	Sales comparison	Adjustment for differences
		approach	between comparable sales	15.6%
		Income approach	Capitalization rate	9.4
Mortgage	1,816	Sales comparison	Adjustment for differences
		approach	between comparable sales	8.7
Other real estate
Commercial	1,507	Sales comparison	Adjustment for differences
		approach	between comparable sales	(4.5)
		Income approach	Capitalization rate	11.0
Mortgage and installment	2,474	Sales comparison	Adjustment for differences
		approach	between comparable sales	44.2
Payment plan receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	7.5

December 31, 2012
Capitalized mortgage loan servicing rights	$8,814	Present value of net	Discount rate	11.00%
		servicing revenue	Cost to service	$83
			Ancillary income	43
			Float rate	0.84%
Impaired loans
Commercial	13,190	Sales comparison	Adjustment for differences
		approach	between comparable sales	16.7%
		Income approach	Capitalization rate	10.8
Mortgage	3,074	Sales comparison	Adjustment for differences
		approach	between comparable sales	9.5
Other real estate
Commercial	3,276	Sales comparison	Adjustment for differences
		approach	between comparable sales	(12.4)
		Income approach	Capitalization rate	12.3
Mortgage and installment	3,999	Sales comparison	Adjustment for differences
		approach	between comparable sales	(6.3)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2013	$35,529	$(398)	$35,927
December 31, 2012	47,487	1,843	45,644

13.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative financial instruments:  Rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans  have been valued based on mortgage backed security pricing for comparable assets.  Interest rate swaps (at December 31, 2012) were valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates.  Each of these instruments have been classified as Level 2 as described in Note #12.  The Amended Warrant (at December 31, 2012) was valued based on a simulation analysis which considers potential outcomes for a large number of independent scenarios and is classified as Level 3 as described in Note #12.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Measurements Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded	Fair Value	Identical	Observable	observable
	Book	Measure-	Assets	Inputs	Inputs
	Balance	ments	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2013
Assets
Cash and due from banks	$47,512	$47,512	$47,512	$-	$-
Interest bearing deposits	92,863	92,863	92,863	-	-
Interest bearing deposits - time	8,698	8,698	-	8,698	-
Trading securities	293	293	293	-	-
Securities available for sale	353,775	353,775	-	353,775	-
Federal Home Loan Bank and Federal Reserve Bank Stock	21,496	NA	NA	NA	NA
Net loans and loans held for sale	1,384,825	1,356,021	-	35,529	1,320,492
Accrued interest receivable	6,130	6,130	115	1,069	4,946
Derivative financial instruments	2,375	2,375	-	2,375	-

Liabilities
Deposits with no stated maturity (1)	$1,403,163	$1,403,163	$1,403,163	$-	$-
Deposits with stated maturity (1)	412,926	413,769	-	413,769	-
Other borrowings	17,503	20,424	-	20,424	-
Subordinated debentures	50,175	47,579	8,963	38,616	-
Accrued interest payable	8,313	8,313	3,446	4,867	-
Derivative financial instruments	-	-	-	-	-

December 31, 2012
Assets
Cash and due from banks	$55,487	$55,487	$55,487	$-	$-
Interest bearing deposits	124,295	124,295	124,295	-	-
Trading securities	110	110	110	-	-
Securities available for sale	208,413	208,413	-	208,413	-
Federal Home Loan Bank and Federal Reserve Bank Stock	20,838	NA	NA	NA	NA
Net loans and loans held for sale	1,425,643	1,400,385	-	50,779	1,349,606
Accrued interest receivable	5,814	5,814	102	934	4,778
Derivative financial instruments	1,368	1,368	-	1,368	-

Liabilities
Deposits with no stated maturity (1)	$1,360,609	$1,360,609	$1,360,609	$-	$-
Deposits with stated maturity (1)	418,928	420,374	-	420,374	-
Other borrowings	17,625	21,463	-	21,463	-
Subordinated debentures	50,175	42,235	7,956	34,279	-
Accrued interest payable	7,197	7,197	2,942	4,255	-
Derivative financial instruments	1,320	1,320	-	861	459

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $5.9 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $40.9 million and $32.0 million at June 30, 2013 and December 31, 2012, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At June 30, 2013, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $15.1 million. This compares to a balance of $18.4 million at December 31, 2012.  Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral and litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including one of the third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expenses were $3.1 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively and $3.3 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively.  The significant increase in this expense in 2013 is due to write-downs of vehicle service contract counterparty receivables in the second quarter of 2013.  We reached tentative settlements in certain litigation to collect these receivables.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

We have established a reserve (which totaled $2.2 million and $1.4 million at June 30, 2013 and December 31, 2012, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses during the period related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased to $0.2 million, $0.5 million and $1.2 million in 2010, 2011 and 2012, respectively, as over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans. Such loss reimbursements for the three and six month periods ended June 30, 2013 were $0.1 million and $0.2 million, respectively compared to $0.2 million and $0.7 million during the same periods in 2012, respectively.  Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements remain relatively modest, the levels of such file reviews and loss reimbursement requests have increased.

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

On April 16, 2010, we closed the transactions described in the Exchange Agreement and we issued to the UST: (1) 74,426 shares of our Series B Preferred Stock and (2) an Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”).  These securities were issued in exchange for all of the 72,000 shares of Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued dividends on such Series A Preferred Stock.

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualifies as Tier 1 regulatory capital and pays cumulative dividends quarterly at a rate of 5% per annum through February 14, 2014, and at a rate of 9% per annum thereafter. The Series B Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series B Preferred Stock. If dividends on the Series B Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the holders of the Series B Preferred Stock, voting together with holders of any then outstanding voting parity stock, have the right to elect two additional directors at our next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors would be elected annually and serve until all accrued and unpaid dividends on the Series B Preferred Stock have been paid. Beginning in December of 2009, we suspended payment of quarterly dividends. The cash dividends payable to the UST amount to approximately $4.4 million per year until December of 2013, at which time they would increase to approximately $7.9 million per year.  Because we have deferred dividends on the Series B Preferred Stock for at least six quarterly dividend periods, the UST currently has the right to elect two directors to our board. At this time, in lieu of electing such directors, the UST requested us to allow (and we have allowed) an observer to attend our Board of Directors meetings beginning in the third quarter of 2011. The UST continues to retain the right to elect two directors as described above.

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

If converted by the holder or by us pursuant to either of the above-described conversion rights, each share of Series B Preferred Stock (liquidation amount of $1,000 per share) will convert into a number of shares of our common stock equal to a fraction, the numerator of which is $750 and the denominator of which is $7.234, which was the market price of our common stock at the time the Exchange Agreement was signed (as such market price was determined pursuant to the terms of the Series B Preferred Stock), referred to as the “conversion rate.”  This conversion rate is subject to certain anti-dilution adjustments that may result in a greater number of shares being issued to the holder of the Series B Preferred Stock.  If converted by the holder or by us pursuant to either of the above-described conversion rights, as of June 30, 2013, the Series B Preferred Stock and accrued and unpaid dividends would have been convertible into approximately 9.8 million shares of our common stock.

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

At the time any Series B Preferred Stock is converted into our common stock, we will be required to pay all accrued and unpaid dividends on the Series B Preferred Stock being converted in cash or, at our option, in shares of our common stock, in which case the number of shares to be issued will be equal to the amount of accrued and unpaid dividends to be paid in common stock divided by the market value of our common stock at the time of conversion (as such market price is determined pursuant to the terms of the Series B Preferred Stock). Accrued and unpaid dividends on the Series B Preferred Stock totaled $12.9 million (approximately $173 per share of Series B Preferred Stock) and $10.7 million (approximately $144 per share of Series B Preferred Stock) at June 30, 2013 and December 31, 2012, respectively.  These amounts are recorded in Convertible Preferred Stock on the Condensed Consolidated Statements of Financial Condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The maximum number of shares of our common stock that may be issued upon conversion of all shares of the Series B Preferred Stock and any accrued dividends on Series B Preferred Stock is 14.4 million, unless we receive shareholder approval to issue a greater number of shares.

The Series B Preferred Stock may be redeemed by us, subject to the approval of the Board of Governors of the Federal Reserve System, at any time, in an amount up to the cash proceeds (minimum of approximately $18.6 million) from qualifying equity offerings of common stock (plus any net increase to our retained earnings after the original issue date).  If we exercise this right to redeem the Series B Preferred Stock the redemption price would be the greater of (a) the $1,000 liquidation amount per share plus any accrued and unpaid dividends and (b) the product of the applicable conversion rate (as described above) and the average of the market prices per share of our common stock (as such market price is determined pursuant to the terms of the Series B Preferred Stock) over a 20 trading day period beginning on the trading day immediately after we give notice of redemption to the holder (plus any accrued and unpaid dividends). In any redemption, we must redeem at least 25% of the number of Series B Preferred Stock shares originally issued to the UST, unless fewer of such shares are then outstanding (in which case all of the Series B Preferred Stock must be redeemed).  In addition to the terms of the Series B Preferred Stock discussed above, the UST updated its Frequently Asked Questions regarding the Capital Purchase Program (“CPP”) as of March 1, 2012 to permit any CPP participant to repay its investment, in part, subject to a minimum repayment of the greater of (i) 5% of the aggregate liquidation amount of the preferred stock issued to the UST or (ii) $100,000.  Under this updated guidance, we could repay a minimum of approximately $3.7 million, subject to the approval of the Board of Governors of the Federal Reserve System, in a partial redemption of the Series B Preferred Stock.

On July 26, 2013 we executed a Securities Purchase Agreement (“SPA”) with the UST.  Under the terms of the SPA, we have agreed to purchase from the UST for $81.0 million in cash consideration:  (i) 74,426 shares of our Series B Preferred Stock, including any and all accrued and unpaid dividends; and (ii) the Amended Warrant.  As a condition to the closing of the purchase of these securities, we must complete one or more common stock offerings that provide a minimum aggregate amount of $86.0 million in gross cash proceeds.  The closing of the transaction with the UST is also subject to regulatory approval, the payment of deferred and unpaid interest on our outstanding trust preferred securities, and other customary closing conditions.  If the closing of the transactions described in the SPA does not occur by October 31, 2013, the UST and we each have the right to terminate the SPA.

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). Through June 30, 2013, we have sold a total of 1.40 million shares (zero shares during the second quarter of 2013, 0.17 million shares during the first quarter of 2013, 0.45 million shares during 2012, 0.43 million shares during 2011 and 0.35 million shares during 2010) of our common stock to Dutchess under this equity line for total net proceeds of approximately $4.2 million. At the present time, we have shareholder approval to sell approximately 2.6 million additional shares under this equity line. Based on our closing stock price on June 30, 2013, additional funds available under the Investment Agreement totaled approximately $10.8 million at June 30, 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Accumulated Other Comprehensive Loss

A summary of changes in AOCL, follows (1):

		Dispropor-
		tionate			Dispropor-
	Unrealized	Tax Effects			tionate
	Losses on	from	Unrealized	Unrealized	Tax Effects
	Available	Securities	Losses on	Losses on	from Cash
	for Sale	Available	Cash Flow	Settled	Flow
	Securities	for Sale	Hedges	Derivatives	Hedges	Total
For the three months ended June 30,	(In thousands)
2013
Balances at beginning of period	$679	$(5,798)	$(390)	$-	$(1,444)	$(6,953)
Terminated cash flow hedge	-	-	370	(370)	-	-
Other comprehensive income (loss) before reclassifications	(1,786)	-	(21)	-	-	(1,807)
Amounts reclassified from AOCL	5	-	41	-	1,444	1,490
Net current period other comprehensive income (loss)	(1,781)	-	20	-	1,444	(317)
Balances at end of period	$(1,102)	$(5,798)	$-	$(370)	$-	$(7,270)

2012
Balances at beginning of period	$(5,002)	$(5,617)	$(969)	$(291)	$(1,186)	$(13,065)
Other comprehensive income (loss) before reclassifications	2,875	-	(24)	-	-	2,851
Amounts reclassified from AOCL	(66)	-	120	146	-	200
Net current period other comprehensive income (loss)	2,809	-	96	146	-	3,051
Balances at end of period	$(2,193)	$(5,617)	$(873)	$(145)	$(1,186)	$(10,014)

For the six months ended June 30,
2013
Balances at beginning of period	$(516)	$(5,617)	$(739)	$-	$(1,186)	$(8,058)
Income tax	181	(181)	258		(258)	-
Balances at beginning of period, net of tax	(335)	(5,798)	(481)	-	(1,444)	(8,058)
Terminated cash flow hedge	-	-	370	(370)	-	-
Other comprehensive income (loss) before reclassifications	(779)	-	(24)	-	-	(803)
Amounts reclassified from AOCL	12	-	135	-	1,444	1,591
Net current period other comprehensive income (loss)	(767)	-	111	-	1,444	788
Balances at end of period	$(1,102)	$(5,798)	$-	$(370)	$-	$(7,270)

2012
Balances at beginning of period	$(3,579)	$(5,617)	$(1,103)	$(436)	$(1,186)	$(11,921)
Other comprehensive income (loss) before reclassifications	1,967	-	(75)	-	-	1,892
Amounts reclassified from AOCL	(581)	-	305	291	-	15
Net current period other comprehensive income (loss)	1,386	-	230	291	-	1,907
Balances at end of period	$(2,193)	$(5,617)	$(873)	$(145)	$(1,186)	$(10,014)

(1) 2013 amounts are presented net of tax as we removed substantially all of the valuation allowance on our deferred tax assets during the second quarter of 2013 (see Note #10).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The disproportionate tax effects from securities available for sale and cash flow hedges arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations.  During the second quarter of 2013, we terminated our last remaining cash flow hedge and cleared the disproportionate tax effects relating to cash flow hedges from accumulated other comprehensive income (see Note #10).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2013
Unrealized losses on available for sale securities
	$15	Net gains on securities
	(26)	Net impairment loss recognized in earnings
	(11)	Total reclassifications before tax
	(6)	Tax expense (benefit)
	$(5)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(114)	Interest expense
	(73)	Tax expense (benefit)
	$(41)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges	$1,444	Tax expense (benefit)

	$(1,490)	Total reclassifications for the period, net of tax

2012
Unrealized losses on available for sale securities
	$151	Net gains on securities
	(85)	Net impairment loss recognized in earnings
	66	Total reclassifications before tax
	-	Tax expense (benefit)
	$66	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(120)	Interest expense
	-	Tax expense (benefit)
	(120)	Reclassification, net of tax

Unrealized losses on settled derivatives
	$(146)	Interest expense
	-	Tax expense (benefit)
	(146)	Reclassification, net of tax

	$(200)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2013
Unrealized losses on available for sale securities
	$8	Net gains on securities
	(26)	Net impairment loss recognized in earnings
	(18)	Total reclassifications before tax
	(6)	Tax expense (benefit)
	$(12)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(208)	Interest expense
	(73)	Tax expense (benefit)
	$(135)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges	$1,444	Tax expense (benefit)

	$(1,591)	Total reclassifications for the period, net of tax

2012
Unrealized losses on available for sale securities
	$843	Net gains on securities
	(262)	Net impairment loss recognized in earnings
	581	Total reclassifications before tax
	-	Tax expense (benefit)
	$581	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(305)	Interest expense
	-	Tax expense (benefit)
	(305)	Reclassification, net of tax

Unrealized losses on settled derivatives
	$(291)	Interest expense
	-	Tax expense (benefit)
	(291)	Reclassification, net of tax

	$(15)	Total reclassifications for the period, net of tax

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

In addition to the Branch Sale, we have closed or consolidated a total of 15 other branch locations since 2011.

On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

In general, under the New Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.

We are subject to the New Capital Rules beginning on January 1, 2015.  The 2.50% capital conservation buffer is being phased in over a four-year period beginning in 2016.  Also, under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.

On July 26, 2013 we executed a Securities Purchase Agreement (“SPA”) with the United States Department of the Treasury (“UST”).  Under the terms of the SPA, we have agreed to purchase from the UST for $81.0 million in cash consideration:  (i) 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”), including any and all accrued and unpaid dividends; and (ii) the Amended and Restated Warrant to purchase up to 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”).  As a condition to the closing of the purchase of these securities, we must complete one or more common stock offerings that provide a minimum aggregate amount of $86.0 million in gross cash proceeds.  The closing of the transaction with the UST is also subject to regulatory approval, the payment of deferred and unpaid interest on our outstanding trust preferred securities, and other customary closing conditions.  If the closing of the transactions described in the SPA does not occur by October 31, 2013, the UST and we each have the right to terminate the SPA.

Index
It is against this backdrop that we discuss our results of operations for the second quarter and first six months of 2013 as compared to 2012 and our financial condition as of June 30, 2013.

RESULTS OF OPERATIONS

Summary.  We recorded net income of $63.4 million and $4.3 million, respectively, and net income applicable to common stock of $62.2 million and $3.2 million, respectively, during the three months ended June 30, 2013 and 2012.  The significant improvement in 2013 results as compared to 2012 primarily reflects the income tax benefit associated with the reversal of substantially all of the valuation allowance on our deferred tax assets (see “Income tax benefit.”), decreases in the provision for loan losses and decreases in non-interest expenses, which were partially offset by a decrease in net interest income.

We recorded net income of $69.2 million and $7.8 million, respectively, and net income applicable to common stock of $66.9 million and $5.7 million, respectively, during the six months ended June 30, 2013 and 2012.  The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.

Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (annualized) to(1)(2)
Average assets	12.00%	0.54%	6.52%	0.48%
Average common shareholders’ equity	388.31	47.96	226.29	45.34

Net income per common share(1)
Basic	$6.56	$0.38	$7.14	$0.66
Diluted	2.64	0.11	2.90	0.19

(1)  These amounts are calculated using net income (loss) applicable to common stock.
(2)  Income before tax less preferred stock dividends and discount accretion (annualized) to average assets and average common shareholders’ equity were 1.11% and 35.83% for the three months ended June 30, 2013, respectively and were 1.02% and 35.46% for the six months ended June 30, 2013, respectively.

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

Our net interest income totaled $19.5 million during the second quarter of 2013, a decrease of $2.3 million, or 10.6% from the year-ago period.  Our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) was 4.16% during the second quarter of 2013, compared to 4.06% in the year-ago period. The decrease in net interest income in 2013 compared to 2012 primarily reflects a $281.0 million decrease in average interest-earning assets that was partially offset by a 10 basis point increase in our net interest margin.  The decline in average interest-earning assets is a result of the Branch Sale.  The increase in the net interest margin is due primarily to a reduction in our cost of funds.

Index
Interest rates have generally been at extremely low levels over the past three years due primarily to the Federal Reserve’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had an adverse impact on our interest income and net interest income.   Based on recent announcements by the Federal Reserve, short-term interest rates are expected to remain extremely low until late-2014 or early-2015 (until the U.S. unemployment rate declines to approximately 6.5%).  However, during the second quarter of 2013, mid- to long-term interest rates increased substantially (for example the ten year U.S. treasury yield increased from 1.87% at the end of the first quarter of 2013 to 2.52% at the end of the second quarter of 2013).  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), our net interest margin will generally benefit on a long-term basis from rising interest rates.

For the first six months of 2013, net interest income totaled $39.1 million, a decrease of $4.9 million, or 11.0% from 2012.  The Company’s net interest margin for the first six months of 2013 increased to 4.20% compared to 4.12% in 2012.  The reasons for the decline in net interest income for the first six months of 2013 are generally consistent with those described above for the comparative quarterly periods.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2013 non-accrual loans averaged $24.9 million and $27.9 million, respectively compared to $47.6 million and $51.9 million, respectively for the same periods in 2012.  In addition, in the second quarter and first six months of 2013 we had net recoveries of $0.092 million and $0.203 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.085 million and $0.054 million, respectively, during the same periods in 2012.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended
	June 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,413,738	$20,243	5.74%	$1,556,478	$23,623	6.09%
Tax-exempt loans (2)	5,684	92	6.49	7,085	112	6.36
Taxable securities	283,321	993	1.41	261,554	933	1.43
Tax-exempt securities (2)	27,053	369	5.47	26,431	383	5.83
Cash – interest bearing	146,132	84	0.23	306,329	196	0.26
Other investments	21,481	240	4.48	20,564	186	3.64
Interest Earning Assets	1,897,409	22,021	4.65	2,178,441	25,433	4.69
Cash and due from banks	42,943			51,470
Other assets, net	140,288			163,096
Total Assets	$2,080,640			$2,393,007

Liabilities
Savings and NOW	$906,655	288	0.13	$1,080,130	486	0.18
Time deposits	422,406	1,175	1.12	571,088	1,819	1.28
Other borrowings	67,771	876	5.18	69,826	1,120	6.45
Interest Bearing Liabilities	1,396,832	2,339	0.67	1,721,044	3,425	0.80
Demand deposits	493,932			523,647
Other liabilities	39,685			39,630
Shareholders’ equity	150,191			108,686
Total liabilities and shareholders’ equity	$2,080,640			$2,393,007

Net Interest Income		$19,682			$22,008

Net Interest Income as a Percent of Earning Assets			4.16%			4.06%
(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%.
(3)	Annualized.

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,425,078	$40,892	5.77%	$1,569,460	$47,893	6.13%
Tax-exempt loans (2)	5,783	186	6.49	7,162	229	6.43
Taxable securities	241,829	1,663	1.39	223,176	1,591	1.43
Tax-exempt securities (2)	25,635	731	5.75	26,788	822	6.17
Cash – interest bearing	165,988	204	0.25	312,452	395	0.25
Other investments	21,161	452	4.31	20,696	383	3.72
Interest Earning Assets	1,885,474	44,128	4.71	2,159,734	51,313	4.77
Cash and due from banks	44,256			53,776
Other assets, net	140,942			163,608
Total Assets	$2,070,672			$2,377,118

Liabilities
Savings and NOW	$900,535	570	0.13	$1,067,013	958	0.18
Time deposits	423,057	2,422	1.15	574,028	3,771	1.32
Other borrowings	67,786	1,741	5.18	76,605	2,292	6.02
Interest Bearing Liabilities	1,391,378	4,733	0.69	1,717,646	7,021	0.82
Demand deposits	493,942			513,833
Other liabilities	40,340			39,442
Shareholders’ equity	145,012			106,197
Total liabilities and shareholders’ equity	$2,070,672			$2,377,118

Net Interest Income		$39,395			$44,292

Net Interest Income as a Percent of Earning Assets			4.20%			4.12%
(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was a credit of $2.1 million and an expense of $1.1 million during the three months ended June 30, 2013 and 2012, respectively. During the six-month periods ended June 30, 2013 and 2012, the provision was a credit of $2.8 million and an expense of $6.2 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the second quarter and first half of 2013 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2013.

Index
Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $13.0 million during the three months ended June 30, 2013, essentially unchanged from the comparable period in 2012.  For the first six months of 2013 non-interest income totaled $24.1 million, a $3.5 million decrease from the comparable period in 2012.  The year-to-date decline is primarily due to decreases in service charges on deposit accounts, interchange income, net gains on mortgage loans, net gains on securities, increase in fair value of U.S. Treasury warrant and other non-interest income that were partially offset by an increase in mortgage loan servicing income.

Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Service charges on deposit accounts	$3,583	$4,552	$6,989	$8,753
Interchange income	1,933	2,407	3,690	4,729
Net gains (losses) on assets:
Mortgage loans	3,208	3,579	6,845	7,439
Securities	107	169	191	853
Other than temporary loss on securities available for sale:
Total impairment loss	(26)	(85)	(26)	(262)
Recognized in other comprehensive loss	-	-	-	-
Net impairment loss in earnings	(26)	(85)	(26)	(262)
Mortgage loan servicing	1,654	(1,088)	2,276	(352)
Investment and insurance commissions	383	648	833	1,095
Bank owned life insurance	337	399	675	823
Title insurance fees	368	489	852	997
(Increase) decrease in fair value of U.S.Treasury warrant	20	(25)	(1,025)	(179)
Other	1,444	1,997	2,779	3,730
Total non-interest income	$13,011	$13,042	$24,079	$27,626

Service charges on deposit accounts declined on both a comparative quarterly and year-to-date basis in 2013 as compared to 2012.  The decrease in such service charges in 2013 principally results from the Branch Sale.  In addition, even after considering the Branch Sale, we have generally experienced a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Index
Interchange income declined on both a comparative quarterly and year-to-date basis in 2013 as compared to 2012.  The decrease in interchange income primarily results from the Branch Sale.  As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the FRB under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011 the FRB issued final rules (that were effective October 1, 2011) on interchange fees for debit cards. Overall, these final rules established price caps for debit card interchange fees that were approximately 50% lower than previous averages. However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule. On a long-term basis, it is not clear how competitive market factors may impact debit card issuers who are exempt from the rule.  However, we have been experiencing some reduction in interchange income due to certain transaction routing changes, particularly at large merchants.

Net gains on mortgage loans decreased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Mortgage loans originated	$121,054	$136,835	$249,786	$249,633
Mortgage loans sold	112,873	127,013	243,329	239,154
Mortgage loans sold with servicing rights released	15,696	22,555	30,233	37,895
Net gains on the sale of mortgage loans	3,208	3,579	6,845	7,439
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.84%	2.82%	2.81%	3.11%
Fair value adjustments included in the Loan Sales Margin	(0.13)	0.19	(0.46)	0.53

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.97% and 2.63% in the second quarters of 2013 and 2012, respectively and 3.27% and 2.58% for the comparative 2013 and 2012 year-to-date periods, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2013 was generally due to somewhat more favorable competitive conditions including wider primary-to-secondary market pricing spreads.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Index
Net securities gains totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.9 million for the respective comparable periods in 2012.  The 2013 net securities gains were due primarily to an increase in the fair value of trading securities.  The 2012 net securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.

We recorded net other than temporary impairment charges on securities available for sale of $0.026 million during both the three and six months ended June 30, 2013, and $0.1 million and $0.3 million for the respective comparable periods in 2012.  These impairment charges all related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated income of $1.7 million and $2.3 million in the second quarter and first six months of 2013, respectively, compared to a loss of $1.1 million and $0.4 million in the corresponding periods of 2012, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  The recovery of previously recorded impairment charges in 2013 reflects higher mortgage loan interest rates during the year resulting in lower estimated future prepayment rates being used in the quarter end valuations.  The impairment charge incurred in the second quarter of 2012 primarily reflected lower mortgage loan interest rates during that quarter resulting in higher estimated future prepayment rates being used in that quarter end valuation.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Balance at beginning of period	$11,590	$11,795	$11,013	$11,229
Originated servicing rights capitalized	860	1,028	1,889	1,952
Amortization	(1,108)	(1,237)	(2,318)	(2,299)
(Increase)/decrease in impairment reserve	1,695	(935)	2,453	(231)
Balance at end of period	$13,037	$10,651	$13,037	$10,651

Impairment reserve at end of period	$3,634	$6,775	$3,634	$6,775

At June 30, 2013 we were servicing approximately $1.74 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.59% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2013 totaled $13.0 million, representing approximately 75 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $13.9 million at June 30, 2013.

Investment and insurance commissions decreased on both a comparative quarterly and year-to-date basis in 2013 compared to 2012. These decreases primarily reflect the impact of the Branch Sale.

Index
Income from bank owned life insurance decreased on both a comparative quarterly and year-to-date basis in 2013 compared to 2012 primarily reflecting a lower average crediting rate on our cash surrender value due to reduced total returns on the underlying separate account assets. Our separate account is primarily invested in U.S. agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $51.6 million and $50.9 million at June 30, 2013 and December 31, 2012, respectively.

Title insurance fees were lower on both a comparative quarterly and year-to-date basis in 2013 as compared to 2012 primarily as a result of a change in mix in our mortgage loan origination volume.  The percentage of refinances as a total of mortgage loan origination volume declined in 2013.  Our title insurance agency captures (for the sale of title insurance) a much higher percentage of our mortgage loan refinances as compared to purchase transactions.

Changes in the fair value of the Amended Warrant issued to the UST in April 2010 had been recorded as a component of non-interest income. Up until April 16, 2013, the fair value of this Amended Warrant was included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  The provision in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value (which was approximately $1.5 million).  The fair value of the warrant was $0.5 million at December 31, 2012. (See “Liquidity and capital resources.”)

Two significant inputs in the valuation model for the Amended Warrant were our common stock price and the probability percentage of triggering anti-dilution provisions in this instrument related to certain equity transactions. The fair value of the Amended Warrant was relatively unchanged in the second quarters of 2013 (through April 16) and 2012.  The fair value of the Amended Warrant increased by $1.0 million and by $0.2 million in the first half of 2013 (through April 16) and 2012, respectively, due primarily to a rise in our common stock price during the relevant periods.

Other non-interest income decreased on both a comparative quarterly and year-to-date basis in 2013 compared to 2012.    This decrease is primarily due to declines in certain revenue categories (ATM fees, check charges, money order fees, and safe deposit box rental) primarily as a result of the Branch Sale as well as a decline in rental income on other real estate (“ORE”) due to a decline in the amount of such properties.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense decreased by $1.7 million to $27.7 million and by $4.3 million to $53.2 million during the three- and six-month periods ended June 30, 2013, respectively, compared to the like periods in 2012.  These decreases were primarily due to the Branch Sale.  In addition, the decreases were also due to declines in credit related costs (loan and collection expenses and net losses on ORE and repossessed assets). Partially offsetting these declines were increases in vehicle service contract counterparty contingencies expense on both a comparative quarterly and year to date basis as described in more detail below.

Index
Non-Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Compensation	$8,346	$9,551	$16,551	$19,496
Performance-based compensation	1,520	1,735	2,582	1,820
Payroll taxes and employee benefits	1,849	2,220	3,889	4,672
Compensation and employee benefits	11,715	13,506	23,022	25,988
Occupancy, net	2,147	2,490	4,571	5,206
Data processing	2,042	2,003	3,958	3,936
Loan and collection	1,702	2,407	3,928	5,297
Vehicle service contract counterparty contingencies	3,127	326	3,254	797
Furniture, fixtures and equipment	1,088	1,211	2,120	2,407
Communications	730	922	1,510	1,895
Legal and professional fees	664	1,268	1,356	2,165
FDIC deposit insurance	711	816	1,341	1,673
Advertising	659	639	1,229	1,195
Provision for loss reimbursement on sold loans	356	126	1,019	558
Net losses on ORE and repossessed assets	320	633	972	1,620
Interchange expense	418	447	828	853
Credit card and bank service fees	331	624	665	1,275
Supplies	244	340	494	734
Amortization of intangible assets	203	272	406	544
Costs (recoveries) related to unfunded lending commitments	48	(12)	29	(59)
Other	1,237	1,465	2,513	1,448
Total non-interest expense	$27,742	$29,483	$53,215	$57,532

Compensation and employee benefits expenses, in total, decreased by $1.8 million, or 13.3%, and by $3.0 million, or 11.4%, in the second quarter and first six months of 2013, respectively, compared to the like periods in 2012. These decreases are primarily because of the Branch Sale and the branch closings/consolidations we completed in 2012.  Compensation expense decreased by $1.2 million, or 12.6%, and by $2.9 million, or 15.1%, in the second quarter and first six months of 2013, respectively, compared to the like periods in 2012.  These declines are due primarily to a reduction of 201 average full-time equivalent employees (“FTE’s”), or 19.0%, and 214 average FTE’s, or 20.0%, during the second quarter and first six months of 2013, respectively, compared to the year ago periods.  The FTE reduction was due to the Branch Sale, branch closings or consolidations during 2012 and other FTE reductions.  The impact of the FTE reductions was partially offset by merit raises in 2013.

Performance-based compensation decreased by $0.2 million and increased by $0.8 million in the second quarter and first six months of 2013, respectively, compared to the like periods in 2012. The quarterly comparative decline was primarily due to the second quarter of 2012 including higher incentive based compensation and employee stock ownership plan accruals.  Because we did not expect to make such payments as of March 31, 2012, an accrual had not been made in the first quarter of that year.  The year-to-date comparative increase is due primarily to an increased accrual for incentive based compensation under our Management Incentive Compensation Plan due to our improved financial performance.

Index
Payroll taxes and employee benefits decreased by $0.4 million and by $0.8 million in the second quarter and first six months of 2013, respectively, compared to the like periods in 2012, due primarily to declines in payroll taxes and medical and dental insurance costs principally resulting from the FTE reductions enumerated above.

Occupancy, net, furniture, fixtures and equipment, communications, FDIC deposit insurance and supplies expenses collectively decreased by $0.9 million, or 14.9%, and by $1.9 million, or 15.8%, in the second quarter and first six months of 2013, respectively, compared to the like periods in 2012.  These declines are due primarily to the Branch Sale and branch closings and consolidations that occurred in the fourth quarter of 2012.

Data processing, advertising and interchange expenses were all relatively unchanged in the second quarter and first six months of 2013 as compared to the year ago periods.  Reductions in data processing and interchange expenses related to the Branch Sale were offset by increased costs due to other factors [such as increased software amortization and system maintenance costs at Mepco Finance Corporation (“Mepco”)].

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

We recorded an expense of $3.1 million and $3.3 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2013, respectively, compared to $0.3 million and $0.8 million, respectively, for the comparable periods in 2012.  The significant increase in this expense in 2013 is due to write-downs of vehicle service contract counterparty receivables in the second quarter of 2013.  We reached tentative settlements in certain litigation to collect these receivables.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.

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

Index
In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, Mepco has had to initiate litigation against certain counterparties, including one of the respective third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In July 2013 Mepco reached a tentative settlement with the third party insurer related to this litigation.  In addition, see Note #14 to the Interim Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

Legal and professional fees decreased on both a comparative quarterly and year-to-date basis due primarily to a decline in legal fees at Mepco related to counterparty litigation associated with collection matters as further described below. In addition, 2012 included expenses associated with certain consulting services, various regulatory matters, and the Branch Sale.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased to $0.2 million in 2010 and to $0.5 million and $1.2 million in 2011 and 2012, respectively, as over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  Actual loss reimbursements in the second quarter and first six months of 2013 totaled $0.1 million and $0.2 million, respectively. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements remain relatively modest, the levels of such file reviews and loss reimbursement requests have increased. As a result, we have established a reserve (which totaled $2.2 million and $1.4 million at June 30, 2013 and December 31, 2012, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

Net losses on ORE and repossessed assets primarily represent the loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The reduced net losses in 2013, as compared to 2012, primarily reflects a decline in ORE balances as well as some stability in real estate prices during the last twelve months, with some markets even experiencing modest price increases. However, foreclosed properties generally continue to have somewhat distressed valuations.

Index
Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2013 compared to 2012.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.6 million and $4.0 million at June 30, 2013 and December 31, 2012, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.  The decline in the amortization of intangible assets in the second quarter and first six months of 2013 as compared to the year-ago period is primarily due to a reduction in the total amount of intangible assets, which were reduced by $2.6 million in the fourth quarter of 2012 due to the Branch Sale.

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Other non-interest expenses decreased $0.2 million between the second quarters of 2013 and 2012 due primarily to the Branch Sale.  Other non-interest expenses increased by $1.1 million in the first six months of 2013 compared to the like period in 2012. The first quarter of 2012 included the reversal of a $1.4 million previously established accrual at Mepco that was determined to no longer be necessary

Income tax benefit.  We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the valuation allowance requires us to conclude that the realization of the deferred tax assets is “more likely than not.”  The ultimate realization of this asset is primarily based on generating future income.  As of June 30, 2013, we have concluded that the realization of substantially all of our deferred tax assets is now more likely than not.  This conclusion is primarily based upon the following factors:

•	Achieving a sixth consecutive quarter of profitability;
•	A forecast of future profitability that supports that the realization of the deferred tax assets is more likely than not; and
•	A forecast that future asset quality continues to be stable to improving and that other factors do not exist that could cause a significant adverse impact on future profitability.

Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, in these prior periods, the income tax expense related to any income before income tax was largely being offset by changes in the deferred tax valuation allowance.

Index
The reversal of substantially all of the valuation allowance on our deferred tax assets resulted in our recording an income tax benefit of $57.6 million in the second quarter of 2013.  In addition, during the second quarter of 2013, we recorded $1.4 million of income tax expense to clear from accumulated other comprehensive loss (“AOCL”) the disproportionate tax effects from cash flow hedges.  These disproportionate tax effects had been charged to other comprehensive income and credited to income tax expense due to our valuation allowance on deferred tax assets as more fully discussed in Note #16 to the Interim Condensed Consolidated Financial Statements.  Because we terminated our last remaining cash flow hedge in the second quarter of 2013, it was appropriate to clear these disproportionate tax effects from AOCL.

We did not reverse approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

Because of our net operating loss and tax credit carryforwards, we are still subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended.  An ownership change, as defined by these rules, would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years.  Although we cannot control our shareholders’ activities in buying and selling our common stock, we do have in place a Tax Benefits Preservation Plan to dissuade any movement in our stock that would trigger an ownership change, and we intend to limit the size of any future equity offering in order to avoid triggering any Section 382 limitations.

Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance, as well as the impact of changes in the deferred tax asset valuation allowance.

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

Index
The following table presents net income (loss) by business segment.

Business Segments

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Independent Bank	$57,442	$5,059	$64,506	$8,601
Mepco	(1,839)	222	(1,296)	1,249
Other(1)	7,808	(925)	6,032	(1,966)
Elimination	(23)	(23)	(47)	(47)
Net income (loss)	$63,388	$4,333	$69,195	$7,837

(1) Includes amounts relating to our parent company and certain insignificant operations.

The improvement in the results of operations of Independent Bank in 2013 compared to 2012 is primarily due to the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit, as well as a lower provision for loan losses and a decrease in non-interest expenses that were partially offset by declines in net interest income and non-interest income.  See “Provision for loan losses,” “Portfolio Loans and asset quality,” “Net interest income,” “Non-interest income,” “Non-interest expense,” and “Income tax benefit.”

The change in Mepco’s results is primarily due to a decrease in net interest income because of a decline in payment plan receivables as well as to an increase in vehicle service contract counterparty contingencies expense.  See “Net interest income” and “Non-interest expense.”  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The change in Other in the table above is primarily due to the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit at the parent company.  See “Income tax benefit.”

FINANCIAL CONDITION

Summary.  Our total assets increased by $110.8 million during the first six months of 2013 due primarily to an increase in securities available for sale and deferred tax assets, net that were partially offset by declines in cash and cash equivalents and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.39 billion at June 30, 2013, down 2.3% from $1.42 billion at December 31, 2012.  (See "Portfolio Loans and asset quality").

Deposits totaled $1.82 billion at June 30, 2013, compared to $1.78 billion at December 31, 2012.  The increase in deposits during the first six months of 2013 is primarily due to growth in checking and savings account balances.  Other borrowings totaled $17.5 million at June 30, 2013, a decrease of $0.1 million from December 31, 2012.

Index
Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential mortgage-backed securities, corporate securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
June 30, 2013	$355,471	$2,068	$3,764	$353,775
December 31, 2012	208,929	2,070	2,586	208,413

Securities available for sale increased during the first six months of 2013 due primarily to the purchase of U.S. government-sponsored agency residential mortgage-backed securities, municipal securities and corporate securities. The securities were purchased to utilize cash and cash equivalents as well as to utilize funds generated from the decline in Portfolio Loans and from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

We recorded net other than temporary impairment charges on securities of $0.026 million and $0.1 million in the second quarters of 2013 and 2012, respectively.  We recorded net other than temporary impairment charges on securities of $0.026 million and $0.3 million in the first six months of 2013 and 2012, respectively. In these instances, we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  These net other than temporary impairment charges are all related to private label residential mortgage-backed securities.  (See “Non-interest income” and “Asset/liability management.”)

Index
Sales of securities were as follows (See “Non-interest income.”):

	Six months ended
	June 30,
	2013	2012
	(In thousands)

Proceeds	$2,940	$18,999

Gross gains	$15	$843
Gross losses	7	-
Net impairment charges	(26)	(262)
Fair value adjustments	183	10
Net gains	$165	$591

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

Index
Non-performing assets(1)

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Non-accrual loans	$19,973	$32,929
Loans 90 days or more past due and still accruing interest	131	7
Total non-performing loans	20,104	32,936
Other real estate and repossessed assets	17,790	26,133
Total non-performing assets	$37,894	$59,069
As a percent of Portfolio Loans
Non-performing loans	1.45%	2.32%
Allowance for loan losses	2.65	3.12
Non-performing assets to total assets	1.78	2.92
Allowance for loan losses as a percent of non-performing loans	182.98	134.43

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)

	June 30, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$42,543	$83,187		$125,730
Non-performing TDR’s (1)	3,298	6,470	(2)	9,768
Total	$45,841	$89,657		$135,498

	December 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$40,753	$85,977		$126,730
Non-performing TDR’s (1)	7,756	9,177	(2)	16,933
Total	$48,509	$95,154		$143,663

(1)  Included in non-performing loans in the “Non-performing assets” table above.
(2)  Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans declined by $12.8 million, or 39.0%, during the first six months of 2013 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect reduced levels of new defaults on loans as well as loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE.  Additionally, during the second quarter of 2013 we sold $6.5 million of commercial loans ($8.6 million of “book” balance less $2.1 million of allocated loan loss reserves) for total proceeds of approximately $6.7 million.  Included in this sale was $2.9 million of non-accrual commercial loans.  Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both uneven economic conditions and somewhat soft real estate values in parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see Note #4 to the Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $125.7 million, or 9.1% of total Portfolio Loans, and $126.7 million, or 8.9% of total Portfolio Loans, at June 30, 2013 and December 31, 2012, respectively.

Index
ORE and repossessed assets totaled $17.8 million at June 30, 2013, compared to $26.1 million at December 31, 2012. This decrease is primarily the result of sales and write-downs of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average loans was 0.68% on an annualized basis in the first six months of 2013 compared to 1.69% in the first six months of 2012.  The $8.3 million decline in loan net charge-offs primarily reflects a decrease of $3.7 million for commercial loans and $3.9 million for mortgage loans. These decreases in loan net charge-offs primarily reflect reduced levels of non-performing loans and some stabilization in collateral liquidation values.

Allowance for loan losses	Six months ended
	June 30,
	2013		2012
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$44,275	$598	$58,884	$1,286
Additions (deduction)
Provision for loan losses	(2,798)	-	6,187	-
Recoveries credited to allowance	5,409	-	3,231	-
Loans charged against the allowance	(10,100)	-	(16,175)	-
Reclassification to loans held for sale	-	-	(781)	-
Additions (deductions) included in non-interest expense	-	29	-	(59)
Balance at end of period	$36,786	$627	$51,346	$1,227

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.68%		1.69%

Index
Allocation of the Allowance for Loan Losses

	June 30,	December 31,
	2013	2012
	(In thousands)
Specific allocations	$17,481	$21,009
Other adversely rated loans	1,819	2,419
Historical loss allocations	10,716	12,943
Additional allocations based on subjective factors	6,770	7,904
Total	$36,786	$44,275

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.02 million credit and a $0.02 million expense in the first six months of 2013 and 2012, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $7.5 million to $36.8 million at June 30, 2013 from $44.3 million at December 31, 2012 and was equal to 2.65% of total Portfolio Loans at June 30, 2013 compared to 3.12% at December 31, 2012. All four components of the allowance for loan losses outlined above declined in the first six months of 2013. The allowance for loan losses related to specific loans decreased $3.5 million in 2013 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.6 million in 2013 primarily due to a decrease in the balance of such loans included in this component to $47.2 million at June 30, 2013 from $52.8 million at December 31, 2012. The allowance for loan losses related to historical losses decreased $2.2 million during 2013 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans) as well as due to a decline in the loan balances included in this component of the allowance calculation. The allowance for loan losses related to subjective factors decreased $1.1 million during 2013 primarily due to the improvement of various economic indicators used in computing this portion of the allowance as well as the overall reduction in total Portfolio Loans.

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

Deposits totaled $1.82 billion and $1.78 billion at June 30, 2013 and December 31, 2012, respectively.  The $36.6 million increase in deposits in 2013 is primarily due to growth in checking and savings account balances.  Reciprocal deposits totaled $46.7 million and $33.2 million at June 30, 2013 and December 31, 2012, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  With the expiration of the Transaction Account Guarantee Program (“TAGP”) on December 31, 2012, we have experienced an increase in reciprocal deposits during 2013.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be particularly susceptible to outflow. At June 30, 2013 we had approximately $264.9 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled zero and $9.4 million at June 30, 2013 and December 31, 2012, respectively. The actual expense over the assessment periods was significantly lower than the original prepaid amount due to various factors including variances in the estimated compared to the actual assessment base and rates used during each assessment period.  We received the return of the overpayment of our prepaid assessment from the FDIC in June 2013.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index
Alternative Sources of Funds

	June 30,			December 31,
	2013			2012
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs	$13,225	0.5 years	1.29%	$14,591	0.6 years	1.70%
Fixed rate FHLB advances	17,500	4.0 years	6.37	17,622	4.5 years	6.38
Total	$30,725	2.5 years	4.19%	$32,213	2.7 years	4.26%

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $17.5 million and $17.6 million at June 30, 2013 and December 31, 2012, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2013, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $77.5 million, or 4.2% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.

Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008, in part, because we could no longer get unsecured credit from our derivatives counterparties. In June 2013, we terminated our last remaining interest-rate swap, which had an aggregate notional amount of $10.0 million.

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

At June 30, 2013 we had $250.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.40 billion of our deposits at June 30, 2013 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown (excluding the Branch Sale) or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

As described in greater detail below, we are deferring interest on our subordinated debentures and are not currently paying any dividends on our preferred or common stock. Interest on the subordinated debentures can continue to be deferred until the fourth quarter of 2014. Thus, the only use of cash at the parent company at the present time is for operating expenses. Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $59.3 million at June 30, 2013, under Michigan banking regulations the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company.  We can also request regulatory approval for a reclassification of capital at our Bank between additional paid in capital and undivided profits to eliminate the retained deficit.  As described below we have made such a request to our bank regulators, however, regulatory approval is uncertain.

Given the execution of the SPA with the UST in July 2013, we are now focused on the following capital initiatives:

•
Obtaining regulatory approval to allow us to reclassify $59.3 million of additional paid-in capital at the Bank to retained earnings of the Bank, which would eliminate the Bank's negative undivided profits (thereby permitting the Bank to pay dividends) without having any impact on our total equity or total regulatory capital.

•
Obtaining regulatory approval for a transfer of capital from our Bank to the parent company in an amount of at least $7.5 million to permit the payment of all deferred and unpaid interest on our trust preferred securities.  Such accrued interest totaled $7.7 million at June 30, 2013.

Index
•	Obtaining regulatory approval for the resumption of interest payments on our trust preferred securities.
•
Obtaining regulatory approval for the purchase of our Series B Preferred Stock, including any and all accrued and unpaid dividends, and the purchase of the Amended Warrant for total cash consideration of $81.0 million, all as provided for in the SPA.

•	Raising a minimum of $86.0 million in gross cash proceeds from a common stock equity offering. We intend to complete this offering no later than October 31, 2013.

We believe that our improved financial performance and asset quality metrics provide a basis for obtaining the requisite regulatory approvals outlined above.  However, there is no assurance that we will receive such approvals or that, if received, the capital initiatives outlined above will be successful.

Our parent company also has access to an equity line facility that is described below. We believe that the available cash on hand of approximately $5.5 million at the parent company as of June 30, 2013, as well as access to the equity line facility provide sufficient liquidity at the parent company to meet its operating expenses for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. Our capital structure currently includes cumulative trust preferred securities and cumulative convertible preferred stock.

Capitalization
	June 30,	December 31,
	2013	2012
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ Equity
Convertible preferred stock	86,455	84,204
Common stock	255,114	251,237
Accumulated deficit	(125,464)	(192,408)
Accumulated other comprehensive loss	(7,270)	(8,058)
Total shareholders’ equity	208,835	134,975
Total capitalization	$257,503	$183,643

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at June 30, 2013 and December 31, 2012, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

Index
The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2013. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

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

On April 16, 2010, we exchanged the Series A Preferred Stock (including accumulated but unpaid dividends) for 74,426 shares of our Series B Preferred Stock. As part of the terms of the Exchange Agreement, we also agreed to amend and restate the terms of the Original Warrant and issued the Amended Warrant. The Series B Preferred Stock and the Amended Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We did not receive any cash proceeds from the issuance of the Series B Preferred Stock or the Amended Warrant. In general, the terms of the Series B Preferred Stock are substantially similar to the terms of the Series A Preferred Stock that was held by the UST, except that the Series B Preferred Stock is convertible into our common stock. See Note #15 to the Condensed Consolidated Financial Statements included within this report for additional information about the terms of the Series B Preferred Stock and the Amended and Restated Warrant.

Shareholders’ equity applicable to common stock increased to $122.4 million at June 30, 2013 from $50.8 million at December 31, 2012 due primarily to our net income during the first six months of 2013 as well as the issuance of common stock and a reduction in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $118.8 million and $46.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 5.58% at June 30, 2013 compared to 2.32% at December 31, 2012.

Dividends from the Bank are restricted as described above and are also restricted by board resolutions adopted in March 2013 in connection with the termination of the Memorandum of Understanding (“MOU”) as described in Note #11 to the Condensed Consolidated Financial Statements included within this report. In particular, those resolutions prohibit the Bank from paying any dividends to the parent company without the prior written approval of the FRB and the Michigan Department of Insurance and Financial Services (“DIFS”). Also see “Regulatory developments” below.

Index
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

As described above, we are pursuing regulatory approvals and capital initiatives to permit us to resume interest payments on our outstanding trust preferred securities and purchase the Series B Preferred Stock and the Amended Warrant as provided in the SPA. There can be no assurance that we will be successful in these efforts.

As of June 30, 2013, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards and also continued to meet the two minimum capital ratios established by our board (that are higher than the ratios required in order to be considered “well-capitalized” under federal standards). The board imposed these higher ratios in order to ensure that we have sufficient capital to withstand potential future losses based on our still somewhat elevated level of non-performing assets and given certain other risks and uncertainties we face. Set forth below are the actual capital ratios of our Bank as of June 30, 2013, the minimum capital ratios imposed by our board, and the minimum ratios necessary to be considered “well-capitalized” under federal regulatory standards.

Index
Regulatory Capital Ratios	Independent Bank Actual at June 30, 2013	Minimum Ratios Established by our Board	Required to be Well- Capitalized
Tier 1 capital to average total assets	10.35%	8.00%	5.00%
Total capital to risk-weighted assets	16.35	11.00	10.00

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements serve to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We have the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price is at a 5% discount to the market price of our common stock at the time of the draw (as such market price is determined pursuant to the terms of the Investment Agreement). Through June 30, 2013, we had sold a total of 1,399,422 shares (including 168,941 shares during the first six months of 2013) of our common stock to Dutchess under this equity line for total net proceeds of approximately $4.2 million. At the present time, we have shareholder approval to sell approximately 2.6 million additional shares under this equity line.

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
June 30, 2013
200 basis point rise	$356,200	11.73%	$79,800	6.97%
100 basis point rise	339,700	6.56	77,000	3.22
Base-rate scenario	318,800	-	74,600	-
100 basis point decline	293,300	(8.00)	73,400	(1.61)

December 31, 2012
200 basis point rise	$262,100	24.81%	$81,200	6.01%
100 basis point rise	240,000	14.29	78,600	2.61
Base-rate scenario	210,000	-	76,600	-
100 basis point decline	180,400	(14.10)	75,500	(1.44)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

Effective March 26, 2013, the FRB and DIFS terminated the MOU.  Also on that date, the respective Boards of Directors of the Company and the Bank passed resolutions that require the following:

•	Submission of quarterly progress reports to the FRB and DIFS regarding disposition plans for any assets in excess of $1.0 million that are in ORE, are 90 days or more past due, are on our “watch list,” or are adversely classified;
•	Prior approval of the FRB and DIFS for the Bank to pay any dividend to the Company; and
•	Prior approval of the FRB and DIFS for the Company to pay any dividend to its shareholders, to make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, to increase borrowings or guarantee any debt, and/or to purchase or redeem any of its stock.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2013, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2013, the Company issued 6,088 shares of common stock to non-employee directors on a current basis and 3,981 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on April 1, 2013, at a price of $8.46 per share, representing aggregate fees of $0.1 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2013:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares Authorized
	Total Number of	Average Price	Publicly	for Purchase
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
April 2013	-	$-	-	NA
May 2013	-	-	-	NA
June 2013	-	-	-	NA
Total	-	$-	-	NA

Item 3b.	Defaults Upon Senior Securities

As of June 30, 2013, we were in arrears in the aggregate amount of $12.3 million with respect to the Series B Preferred Stock we issued to the UST as a result of our decision to defer these dividends in the fourth quarter of 2009.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
10.
Securities Purchase Agreement, dated July 26, 2013, between Independent Bank Corporation and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 26, 2013, and filed on August 1, 2013).

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

Date	August 8, 2013	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 8, 2013	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer