Form 10-Q
period 2013-09-30
INDEPENDENT BANK CORP /MI/
filed 2013-11-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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
YES☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,813,593
Class	Outstanding at November 6, 2013

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Discussions and statements in this report that are not statements of historical fact, including, without limitation, statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan,” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions and other statements that are not historical facts, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; and predictions as to our Bank’s ability to maintain certain regulatory capital standards. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals and, by their nature, are subject to assumptions, risks, and uncertainties.  Although we believe that the expectations, forecasts, and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including, among others:

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

Index
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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	September 30, 2013	December 31, 2012
	(unaudited)
Assets	(In thousands, except share amounts)
Cash and due from banks	$56,179	$55,487
Interest bearing deposits	74,766	124,295
Cash and Cash Equivalents	130,945	179,782
Interest bearing deposits - time	16,946	-
Trading securities	308	110
Securities available for sale	415,885	208,413
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	21,496	20,838
Loans held for sale, carried at fair value	27,622	47,487
Loans held for sale, carried at lower of cost or fair value	-	3,292
Loans
Commercial	625,422	617,258
Mortgage	491,525	527,340
Installment	194,542	189,849
Payment plan receivables	68,494	84,692
Total Loans	1,379,983	1,419,139
Allowance for loan losses	(34,437)	(44,275)
Net Loans	1,345,546	1,374,864
Other real estate and repossessed assets	16,637	26,133
Property and equipment, net	47,884	47,016
Bank-owned life insurance	51,916	50,890
Deferred tax assets, net	58,807	-
Capitalized mortgage loan servicing rights	13,051	11,013
Vehicle service contract counterparty receivables, net	9,753	18,449
Other intangibles	3,366	3,975
Prepaid FDIC deposit insurance assessment	-	9,448
Accrued income and other assets	23,342	22,157
Total Assets	$2,183,504	$2,023,867
Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$508,983	$488,126
Savings and interest-bearing checking	908,599	871,238
Reciprocal	55,924	33,242
Retail time	362,585	372,340
Brokered time	13,227	14,591
Total Deposits	1,849,318	1,779,537
Other borrowings	17,282	17,625
Subordinated debentures	50,175	50,175
Vehicle service contract counterparty payables	5,499	7,725
Accrued expenses and other liabilities	34,629	33,830
Total Liabilities	1,956,903	1,888,892
Shareholders' Equity

Convertible preferred stock, no par value, 200,000 shares authorized; None issued and outstanding at September 30, 2013 and 74,426 shares issued and outstanding at December 31, 2012; liquidation preference: $85,150 at December 31, 2012	-	84,204
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,808,839 shares at September 30, 2013 and 9,093,732 shares at December 31, 2012	350,926	251,237
Accumulated deficit	(115,155)	(192,408)
Accumulated other comprehensive loss	(9,170)	(8,058)
Total Shareholders' Equity	226,601	134,975
Total Liabilities and Shareholders' Equity	$2,183,504	$2,023,867

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income	(unaudited – in thousands, except per share amounts)
Interest and fees on loans	$20,083	$23,385	$61,096	$71,427
Interest on securities
Taxable	1,109	655	2,772	2,246
Tax-exempt	282	261	762	801
Other investments	310	432	966	1,210
Total Interest Income	21,784	24,733	65,596	75,684
Interest Expense
Deposits	1,371	2,223	4,363	6,952
Other borrowings	884	1,059	2,625	3,351
Total Interest Expense	2,255	3,282	6,988	10,303
Net Interest Income	19,529	21,451	58,608	65,381
Provision for loan losses	(355)	251	(3,153)	6,438
Net Interest Income After Provision for Loan Losses	19,884	21,200	61,761	58,943
Non-interest Income
Service charges on deposit accounts	3,614	4,739	10,603	13,492
Interchange income	1,852	2,324	5,542	7,053
Net gains (losses) on assets
Mortgage loans	1,570	4,602	8,415	12,041
Securities	14	301	205	1,154
Other than temporary impairment loss on securities
Total impairment loss	-	(70)	(26)	(332)
Loss recognized in other comprehensive loss	-	-	-	-
Net impairment loss recognized in earnings	-	(70)	(26)	(332)
Mortgage loan servicing	338	(364)	2,614	(716)
Title insurance fees	409	482	1,261	1,479
(Increase) decrease in fair value of U.S. Treasury warrant	-	(32)	(1,025)	(211)
Other	2,040	2,560	6,327	8,208
Total Non-interest Income	9,837	14,542	33,916	42,168
Non-interest Expense
Compensation and employee benefits	12,591	13,610	35,613	39,598
Occupancy, net	2,017	2,482	6,588	7,688
Data processing	2,090	2,024	6,048	5,960
Loan and collection	1,584	2,832	5,512	8,129
Vehicle service contract counterparty contingencies	149	281	3,403	1,078
Furniture, fixtures and equipment	1,051	1,083	3,171	3,490
Provision for loss reimbursement on sold loans	1,417	193	2,436	751
Communications	695	896	2,205	2,791
FDIC deposit insurance	685	816	2,026	2,489
Advertising	652	647	1,881	1,842
Legal and professional	487	952	1,843	3,117
Interchange expense	410	468	1,238	1,321
Net losses on other real estate and repossessed assets	119	291	1,091	1,911
Credit card and bank service fees	310	433	975	1,708
Write-down of property and equipment held for sale	-	860	-	860
Cost (recoveries) related to unfunded lending commitments	(86)	(538)	(57)	(597)
Other	1,763	1,966	5,176	4,692
Total Non-interest Expense	25,934	29,296	79,149	86,828
Income Before Income Tax	3,787	6,446	16,528	14,283
Income tax expense (benefit)	282	-	(56,172)	-
Net Income	$3,505	$6,446	$72,700	$14,283
Preferred stock dividends and discount accretion	(749)	(1,093)	(3,001)	(3,241)
Preferred stock discount	7,554	-	7,554	-
Net Income Applicable to Common Stock	$10,310	$5,353	$77,253	$11,042
Net Income Per Common Share
Basic	$0.73	$0.61	$7.03	$1.28
Diluted	0.17	0.16	3.40	0.36
Dividends Per Common Share
Declared	$0.00	$0.00	$$0.00	$0.00
Paid	0.00	0.00	0.00	0.00

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited - in thousands)
Net income	$3,505	$6,446	$72,700	$14,283
Other comprehensive income (loss), before tax
Available for sale securities
Unrealized gain (loss) arising during period	(2,910)	909	(4,399)	2,543
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	(108)	770	183	1,103
Reclassification adjustment for other than temporary impairment included in earnings	-	70	26	332
Reclassification adjustments for (gains) losses included in earnings	-	(350)	(8)	(1,193)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities	(3,018)	1,399	(4,198)	2,785
Income tax benefit	(1,056)	-	(1,469)	-
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities, net of tax	(1,962)	1,399	(2,729)	2,785
Derivative instruments
Unrealized loss arising during period	-	(54)	(38)	(129)
Reclassification adjustment for expense recognized in earnings	-	92	208	397
Reclassification adjustment for accretion on settled derivatives	95	145	95	436
Unrealized gains recognized in other comprehensive income on derivative instruments	95	183	265	704
Income tax expense (benefit)	33	-	(1,352)	-
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	62	183	1,617	704
Other comprehensive income (loss)	(1,900)	1,582	(1,112)	3,489
Comprehensive income	$1,605	$8,028	$71,588	$17,772

 See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2013	2012
	(unaudited - in thousands)
Net Income	$72,700	$14,283
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	346,206	378,804
Disbursements for loans held for sale	(317,926)	(363,931)
Net decrease in loans held for sale relating to branch sale	-	900
Net decrease in deposits held for sale relating to branch sale	-	(11,671)
Provision for loan losses	(3,153)	6,438
Deferred federal income tax benefit	(58,807)	-
Deferred loan fees	(28)	(501)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	(2,168)	(3,532)
Write-down of property and equipment held for sale	-	860
Net gains on mortgage loans	(8,415)	(12,041)
Net gains on securities	(205)	(1,154)
Securities impairment recognized in earnings	26	332
Net losses on other real estate and repossessed assets	1,091	1,911
Vehicle service contract counterparty contingencies	3,403	1,078
Share based compensation	1,002	572
(Increase) decrease in accrued income and other assets	8,572	(5,439)
Increase (decrease) in accrued expenses and other liabilities	(947)	3,957
Total Adjustments	(31,349)	(3,417)
Net Cash from Operating Activities	41,351	10,866
Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	2,940	37,176
Proceeds from the maturity of securities available for sale	25,975	66,868
Principal payments received on securities available for sale	28,766	18,214
Purchases of securities available for sale	(266,974)	(192,382)
Purchases of interest bearing deposits	(16,419)	-
Purchase of Federal Reserve Bank stock	(658)	-
Redemption of Federal Reserve Bank stock	-	334
Net cash from branch sale	3,292	-
Net decrease in portfolio loans (loans originated, net of principal payments)	30,255	75,148
Net proceeds from the sale of watch, substandard and non-performing loans	6,721	-
Proceeds from the collection of vehicle service contract counterparty receivables	6,351	7,413
Proceeds from the sale of other real estate and repossessed assets	11,659	14,062
Proceeds from the sale of property and equipment, net	52	415
Capital expenditures	(5,992)	(4,185)
Net Cash from (used in) Investing Activities	(174,032)	23,063
Cash Flow from Financing Activities
Net increase in total deposits	69,781	98,836
Net increase (decrease) in other borrowings	(2)	3
Proceeds from Federal Home Loan Bank advances	100	12,000
Payments of Federal Home Loan Bank advances	(441)	(27,670)
Redemption of convertible preferred stock and common stock warrant	(81,000)	-
Share based compensation withholding obligation	(513)	-
Net increase (decrease) in vehicle service contract counterparty payables	(2,226)	1,781
Proceeds from issuance of common stock	98,145	557
Net Cash from Financing Activities	83,844	85,507
Net Increase (Decrease) in Cash and Cash Equivalents	(48,837)	119,436
Cash and Cash Equivalents at Beginning of Period	179,782	341,108
Cash and Cash Equivalents at End of Period	$130,945	$460,544
Cash paid during the period for
Interest	$13,853	$8,647
Income taxes	42	198
Transfers to other real estate and repossessed assets	3,254	9,110
Transfer of payment plan receivables to vehicle service contract counterparty receivables	995	1,225
Purchase of securities available for sale and interest bearing deposits - time not yet settled	3,816	-
Transfers to loans held for sale	-	54,127
Transfers to fixed assets held for sale	-	10,884
Transfers to deposits held for sale	-	420,261

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Nine months ended September 30,
	2013	2012
	(unaudited)
	(In thousands)
Balance at beginning of period	$134,975	$102,627
Net income	72,700	14,283
Issuance of common stock	99,065	557
Redemption of convertible preferred stock and common stock warrant	(81,000)	-
Common stock warrant	1,484	-
Share based compensation	1,002	572
Share based compensation withholding obligation	(513)	-
Net change in accumulated other comprehensive loss, net of related tax effect	(1,112)	3,489
Balance at end of period	$226,601	$121,528

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2013 and December 31, 2012, and the results of operations for the three and nine-month periods ended September 30, 2013 and 2012.  The results of operations for the three and nine-month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2012 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2013
U.S. agency	$23,794	$3	$405	$23,392
U.S. agency residential mortgage-backed	198,424	1,062	1,147	198,339
Private label residential mortgage-backed	7,615	57	779	6,893
Other asset backed	26,877	8	55	26,830
Obligations of states and political subdivisions	143,957	422	3,440	140,939
Corporate	17,031	22	37	17,016
Trust preferred	2,901	-	425	2,476
Total	$420,599	$1,574	$6,288	$415,885

December 31, 2012
U.S. agency	$30,620	$70	$23	$30,667
U.S. agency residential mortgage-backed	126,151	1,264	3	127,412
Private label residential mortgage-backed	9,070	-	876	8,194
Obligations of states and political subdivisions	38,384	736	69	39,051
Trust preferred	4,704	-	1,615	3,089
Total	$208,929	$2,070	$2,586	$208,413

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

September 30, 2013
U.S. agency	$18,090	$405	$-	$-	$18,090	$405
U.S. agency residential mortgage-backed	84,132	1,147	-	-	84,132	1,147
Private label residential mortgage-backed	2,150	14	4,684	765	6,834	779
Other asset backed	17,364	55	-	-	17,364	55
Obligations of states and political subdivisions	100,584	3,210	4,940	230	105,524	3,440
Corporate	10,980	37	-	-	10,980	37
Trust preferred	-	-	2,476	425	2,476	425
Total	$233,300	$4,868	$12,100	$1,420	$245,400	$6,288

December 31, 2012
U.S. agency	$8,097	$23	$-	$-	$8,097	$23
U.S. agency residential mortgage-backed	-	-	457	3	457	3
Private label residential mortgage-backed	-	-	8,192	876	8,192	876
Obligations of states and political subdivisions	7,384	69	-	-	7,384	69
Trust preferred	-	-	3,089	1,615	3,089	1,615
Total	$15,481	$92	$11,738	$2,494	$27,219	$2,586

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

U.S. agency and U.S. agency residential mortgage-backed securities — at September 30, 2013 we had six U.S. Agency and 13 U.S. Agency residential mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at September 30, 2013 we had seven of this type of securities whose fair value is less than amortized cost. Two of the issues are rated by a major rating agency as investment grade while three are below investment grade and two are split rated. Three of these bonds have impairment in excess of 10% and four of these holdings have been impaired for more than 12 months.

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.  The underlying loans within these securities include Jumbo (70%) and Alt A (30%) at September 30, 2013.

	September 30, 2013		December 31, 2012
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Gain (Loss)
	(In thousands)

Private label residential mortgage-backed
Jumbo	$4,820	$(566)	$6,041	$(594)
Alt-A	2,073	(156)	2,153	(282)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

All private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans consider contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to a minimal amount of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 12% to 16% CPR. For fixed rate collateral (one transaction), the prepayment speeds are projected to remain stable.

Default assumptions are largely based on the volume of existing real estate owned, pending foreclosures and severe delinquencies. Other considerations include the quality of loan underwriting, recent default experience, realized loss performance and the volume of less severe delinquencies. Default levels generally are projected to remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline, generally beginning in year three. Current loss severity assumptions are based on recent observations when meaningful data is available. Loss severity is expected to remain elevated for the next 18 months. Severity is expected to decline after this period due to improving overall economic conditions, improving real estate prices and a reduced inventory of foreclosed properties on the market. Except for three securities discussed in further detail below (all three are currently below investment grade), our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.

At September 30, 2013 three below investment grade private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

		Super	Senior
	Senior	Senior	Support
	Security	Security	Security	Total
	(In thousands)

As of September 30, 2013
Fair value	$2,584	$1,717	$57	$4,358
Amortized cost	2,978	1,722	-	4,700
Non-credit unrealized loss	394	5	-	399
Unrealized gain	-	-	57	57
Cumulative credit related OTTI	748	457	380	1,585

Credit related OTTI recognized in our Condensed Consolidated Statements of Operations
For the three months ended September 30,
2013	$-	$-	$-	$-
2012	70	-	-	70
For the nine months ended September 30,
2013	26	-	-	26
2012	240	32	60	332

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  One of these securities has an unrealized gain and two have unrealized losses at September 30, 2013.  Prior to the second quarter of 2013 all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for one of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior and super senior securities is attributed to other factors and is reflected in other comprehensive income during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at September 30, 2013 we had five other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to increases in interest rates.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2013 we had 137 municipal securities whose fair value is less than amortized cost. The increase in unrealized losses during 2013 is primarily due to increases in interest rates.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2013 we had nine corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at September 30, 2013 we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and repricing of risk related to these hybrid capital securities.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.9 million as of September 30, 2013, continues to have satisfactory credit metrics and make interest payments.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table breaks out our trust preferred securities in further detail as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,620	$(281)	$1,581	$(316)
Unrated issues	856	(144)	1,508	(1,299)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded credit related OTTI charges in earnings on securities available for sale of zero and $0.070 million during the three month periods ended September 30, 2013 and 2012, respectively and $0.026 million and $0.332 million during the nine month periods ended September 30, 2013 and 2012, respectively (see discussion above).

A roll forward of credit losses recognized in earnings on securities available for sale for the three and nine month periods ending September 30, follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$1,835	$1,732	$1,809	$1,470
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	70	26	332
Balance at end of period	$1,835	$1,802	$1,835	$1,802

The amortized cost and fair value of securities available for sale at September 30, 2013, by contractual maturity, follow. The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$12,322	$12,325
Maturing after one year but within five years	70,216	70,165
Maturing after five years but within ten years	29,982	29,545
Maturing after ten years	75,163	71,788
	187,683	183,823
U.S. agency residential mortgage-backed	198,424	198,339
Private label residential mortgage-backed	7,615	6,893
Other asset backed	26,877	26,830
Total	$420,599	$415,885

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses(1)
	(In thousands)
2013	$2,940	$15	$7
2012	37,176	1,193	-

(1)	Losses in 2013 and 2012 exclude $0.026 million and $0.332 million, respectively of credit related OTTI recognized in earnings.

During 2013 and 2012 our trading securities consisted of various preferred stocks.  During the first nine months of 2013 and 2012 we recognized gains (losses) on trading securities of $0.20 million and ($0.04) million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts, relate to gains (losses) recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2013
Balance at beginning of period	$8,236	$18,659	$2,996	$125	$6,770	$36,786
Additions (deductions)
Provision for loan losses	(709)	712	105	(37)	(426)	(355)
Recoveries credited to allowance	878	343	244	19	-	1,484
Loans charged against the allowance	(1,450)	(1,497)	(534)	3	-	(3,478)
Balance at end of period	$6,955	$18,217	$2,811	$110	$6,344	$34,437

2012
Balance at beginning of period	$15,476	$21,271	$4,981	$195	$9,423	$51,346
Additions (deductions)
Provision for loan losses	18	1,839	(849)	(17)	(740)	251
Recoveries credited to allowance	782	303	287	-	-	1,372
Loans charged against the allowance	(2,619)	(1,720)	(793)	13	-	(5,119)
Reclassification to loans held for sale	16	136	133	-	(114)	171
Balance at end of period	$13,673	$21,829	$3,759	$191	$8,569	$48,021

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2013
Balance at beginning of period	$11,402	$21,447	$3,378	$144	$7,904	$44,275
Additions (deductions)
Provision for loan losses	(2,385)	224	621	(53)	(1,560)	(3,153)
Recoveries credited to allowance	4,595	1,415	836	47	-	6,893
Loans charged against the allowance	(6,657)	(4,869)	(2,024)	(28)	-	(13,578)
Balance at end of period	$6,955	$18,217	$2,811	$110	$6,344	$34,437

2012
Balance at beginning of period	$18,183	$22,885	$6,146	$197	$11,473	$58,884
Additions (deductions)
Provision for loan losses	2,708	6,644	(331)	6	(2,589)	6,438
Recoveries credited to allowance	2,178	1,423	1,002	-	-	4,603
Loans charged against the allowance	(9,242)	(9,067)	(2,973)	(12)	-	(21,294)
Reclassification to loans held for sale	(154)	(56)	(85)	-	(315)	(610)
Balance at end of period	$13,673	$21,829	$3,759	$191	$8,569	$48,021

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$3,500	$11,318	$1,365	$-	$-	$16,183
Collectively evaluated for impairment	3,455	6,899	1,446	110	6,344	18,254
Total ending allowance balance	$6,955	$18,217	$2,811	$110	$6,344	$34,437

Loans
Individually evaluated for impairment	$44,789	$79,511	$7,097	$-		$131,397
Collectively evaluated for impairment	582,213	414,311	188,104	68,494		1,253,122
Total loans recorded investment	627,002	493,822	195,201	68,494		1,384,519
Accrued interest included in recorded investment	1,580	2,297	659	-		4,536
Total loans	$625,422	$491,525	$194,542	$68,494		$1,379,983

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$6,558	$12,869	$1,582	$-	$-	$21,009
Collectively evaluated for impairment	4,844	8,578	1,796	144	7,904	23,266
Total ending allowance balance	$11,402	$21,447	$3,378	$144	$7,904	$44,275

Loans
Individually evaluated for impairment	$55,634	$88,028	$7,505	$-		$151,167
Collectively evaluated for impairment	563,316	441,703	183,090	84,692		1,272,801
Total loans recorded investment	618,950	529,731	190,595	84,692		1,423,968
Accrued interest included in recorded investment	1,692	2,391	746	-		4,829
Total loans	$617,258	$527,340	$189,849	$84,692		$1,419,139

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
September 30, 2013
Commercial
Income producing - real estate	$153	$4,666	$4,819
Land, land development and construction - real estate	-	1,291	1,291
Commercial and industrial	212	372	584
Mortgage
1-4 family	-	7,520	7,520
Resort lending	-	3,039	3,039
Home equity line of credit - 1st lien	-	378	378
Home equity line of credit - 2nd lien	-	609	609
Installment
Home equity installment - 1st lien	-	1,181	1,181
Home equity installment - 2nd lien	-	479	479
Loans not secured by real estate	-	448	448
Other	-	-	-
Payment plan receivables
Full refund	-	25	25
Partial refund	-	6	6
Other	-	-	-
Total recorded investment	$365	$20,014	$20,379
Accrued interest included in recorded investment	$9	$-	$9
December 31, 2012
Commercial
Income producing - real estate	$-	$5,611	$5,611
Land, land development and construction - real estate	-	4,062	4,062
Commercial and industrial	-	5,080	5,080
Mortgage
1-4 family	7	9,654	9,661
Resort lending	-	4,861	4,861
Home equity line of credit - 1st lien	-	529	529
Home equity line of credit - 2nd lien	-	685	685
Installment
Home equity installment - 1st lien	-	1,278	1,278
Home equity installment - 2nd lien	-	675	675
Loans not secured by real estate	-	390	390
Other	-	-	-
Payment plan receivables
Full refund	-	57	57
Partial refund	-	38	38
Other	-	9	9
Total recorded investment	$7	$32,929	$32,936
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2013
Commercial
Income producing - real estate	$136	$297	$4,495	$4,928	$235,617	$240,545
Land, land development and construction - real estate	44	-	296	340	45,597	45,937
Commercial and industrial	1,700	369	261	2,330	338,190	340,520
Mortgage
1-4 family	2,519	910	7,520	10,949	268,098	279,047
Resort lending	646	-	3,039	3,685	148,609	152,294
Home equity line of credit - 1st lien	50	28	378	456	18,440	18,896
Home equity line of credit - 2nd lien	253	257	609	1,119	42,466	43,585
Installment
Home equity installment - 1st lien	625	417	1,181	2,223	26,341	28,564
Home equity installment - 2nd lien	393	180	479	1,052	37,188	38,240
Loans not secured by real estate	919	188	448	1,555	124,225	125,780
Other	18	4	-	22	2,595	2,617
Payment plan receivables
Full refund	1,511	361	25	1,897	61,832	63,729
Partial refund	182	57	6	245	4,498	4,743
Other	4	-	-	4	18	22
Total recorded investment	$9,000	$3,068	$18,737	$30,805	$1,353,714	$1,384,519
Accrued interest included in recorded investment	$80	$42	$9	$131	$4,405	$4,536

December 31, 2012
Commercial
Income producing - real estate	$3,734	$609	$2,826	$7,169	$215,623	$222,792
Land, land development and construction - real estate	336	-	1,176	1,512	41,750	43,262
Commercial and industrial	2,522	654	1,913	5,089	347,807	352,896
Mortgage
1-4 family	4,429	1,115	9,661	15,205	279,132	294,337
Resort lending	748	370	4,861	5,979	164,414	170,393
Home equity line of credit - 1st lien	453	51	529	1,033	18,003	19,036
Home equity line of credit - 2nd lien	442	32	685	1,159	44,806	45,965
Installment
Home equity installment - 1st lien	599	140	1,278	2,017	30,368	32,385
Home equity installment - 2nd lien	430	125	675	1,230	38,956	40,186
Loans not secured by real estate	899	259	390	1,548	113,751	115,299
Other	24	12	-	36	2,689	2,725
Payment plan receivables
Full refund	2,249	552	57	2,858	77,335	80,193
Partial refund	112	46	38	196	4,119	4,315
Other	3	6	9	18	166	184
Total recorded investment	$16,980	$3,971	$24,098	$45,049	$1,378,919	$1,423,968
Accrued interest included in recorded investment	$146	$43	$-	$189	$4,640	$4,829

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the second quarter of 2013 we sold certain commercial watch, substandard and non-performing loans as follows:

(In thousands)
Income producing - real estate	$4,570
Land, land development and construction - real estate	401
Commercial and industrial	3,630
Total	$8,601

Impaired loans are as follows :

	September 30,	December 31,
	2013	2012
Impaired loans with no allocated allowance	(In thousands)
TDR	$20,753	$14,435
Non - TDR	-	418
Impaired loans with an allocated allowance
TDR - allowance based on collateral	8,069	16,231
TDR - allowance based on present value cash flow	101,075	112,997
Non - TDR - allowance based on collateral	1,029	6,580
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$130,926	$150,661

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,812	$5,060
TDR - allowance based on present value cash flow	13,104	14,462
Non - TDR - allowance based on collateral	267	1,487
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$16,183	$21,009

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$8,020	$9,433	$-	$4,050	$4,672	$-
Land, land development & construction-real estate	3,549	4,554	-	3,304	3,294	-
Commercial and industrial	4,380	4,361	-	2,611	2,592	-
Mortgage
1-4 family	8	8	-	-	-	-
Resort lending	35	163	-	-	-	-
Home equity line of credit - 1st lien	-	4	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-	-	-
Installment
Home equity installment - 1st lien	1,952	2,077	-	2,027	2,219	-
Home equity installment - 2nd lien	2,299	2,292	-	2,278	2,278	-
Loans not secured by real estate	544	668	-	610	681	-
Other	17	17	-	20	20	-
	20,804	23,577	-	14,900	15,756	-
With an allowance recorded:
Commercial
Income producing - real estate	14,166	16,356	1,068	20,628	24,250	1,822
Land, land development & construction-real estate	5,085	5,833	792	8,808	11,971	1,986
Commercial and industrial	9,589	9,723	1,640	16,233	18,564	2,750
Mortgage
1-4 family	58,497	61,557	7,881	64,160	68,418	8,518
Resort lending	20,776	21,383	3,352	23,763	24,160	4,321
Home equity line of credit - 1st lien	153	165	81	62	77	30
Home equity line of credit - 2nd lien	42	118	4	43	118	-
Installment
Home equity installment - 1st lien	1,023	1,068	494	1,215	1,240	610
Home equity installment - 2nd lien	1,067	1,078	818	1,161	1,174	930
Loans not secured by real estate	195	194	53	194	194	42
Other	-	-	-	-	-	-
	110,593	117,475	16,183	136,267	150,166	21,009
Total
Commercial
Income producing - real estate	22,186	25,789	1,068	24,678	28,922	1,822
Land, land development & construction-real estate	8,634	10,387	792	12,112	15,265	1,986
Commercial and industrial	13,969	14,084	1,640	18,844	21,156	2,750
Mortgage
1-4 family	58,505	61,565	7,881	64,160	68,418	8,518
Resort lending	20,811	21,546	3,352	23,763	24,160	4,321
Home equity line of credit - 1st lien	153	169	81	62	77	30
Home equity line of credit - 2nd lien	42	118	4	43	118	-
Installment
Home equity installment - 1st lien	2,975	3,145	494	3,242	3,459	610
Home equity installment - 2nd lien	3,366	3,370	818	3,439	3,452	930
Loans not secured by real estate	739	862	53	804	875	42
Other	17	17	-	20	20	-
Total	$131,397	$141,052	$16,183	$151,167	$165,922	$21,009

Accrued interest included in recorded investment	$471			$506

(1)	There were no impaired payment plan receivables at September 30, 2013 or December 31, 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the  three month periods ending September 30, follows (1):

	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$6,417	$202	$1,827	$15
Land, land development & construction-real estate	3,512	58	3,131	61
Commercial and industrial	4,255	85	3,483	58
Mortgage
1-4 family	8	13	-	-
Resort lending	35	-	704	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	1,951	31	2,063	20
Home equity installment - 2nd lien	2,305	34	2,233	29
Loans not secured by real estate	568	8	540	8
Other	18	-	22	1
	19,069	431	14,003	192
With an allowance recorded:
Commercial
Income producing - real estate	16,788	100	26,233	207
Land, land development & construction-real estate	5,443	40	9,785	31
Commercial and industrial	9,761	102	20,749	136
Mortgage
1-4 family	59,723	593	66,593	706
Resort lending	21,213	212	23,630	264
Home equity line of credit - 1st lien	154	1	66	1
Home equity line of credit - 2nd lien	42	-	45	-
Installment
Home equity installment - 1st lien	1,050	15	1,348	11
Home equity installment - 2nd lien	1,039	15	1,130	13
Loans not secured by real estate	212	2	277	2
Other	-	-	-	-
	115,425	1,080	149,856	1,371
Total
Commercial
Income producing - real estate	23,205	302	28,060	222
Land, land development & construction-real estate	8,955	98	12,916	92
Commercial and industrial	14,016	187	24,232	194
Mortgage
1-4 family	59,731	606	66,593	706
Resort lending	21,248	212	24,334	264
Home equity line of credit - 1st lien	154	1	66	1
Home equity line of credit - 2nd lien	42	-	45	-
Installment
Home equity installment - 1st lien	3,001	46	3,411	31
Home equity installment - 2nd lien	3,344	49	3,363	42
Loans not secured by real estate	780	10	817	10
Other	18	-	22	1
Total	$134,494	$1,511	$163,859	$1,563

(1)	There were no impaired payment plan receivables during the three month periods ended September 30, 2013 and 2012, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the  nine month periods ending September 30, follows (1):

	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,446	$307	$2,713	$45
Land, land development & construction-real estate	3,319	142	2,360	97
Commercial and industrial	3,948	199	3,755	104
Mortgage
1-4 family	4	13	-	-
Resort lending	26	-	641	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	2,005	83	1,945	72
Home equity installment - 2nd lien	2,301	96	2,047	80
Loans not secured by real estate	588	23	533	21
Other	19	1	23	2
	17,656	864	14,017	421
With an allowance recorded:
Commercial
Income producing - real estate	19,071	413	24,228	474
Land, land development & construction-real estate	6,892	151	10,680	136
Commercial and industrial	12,398	330	18,227	406
Mortgage
1-4 family	61,670	1,981	67,067	2,155
Resort lending	22,093	653	24,053	760
Home equity line of credit - 1st lien	132	2	66	2
Home equity line of credit - 2nd lien	42	1	91	2
Installment
Home equity installment - 1st lien	1,071	35	1,487	41
Home equity installment - 2nd lien	1,094	40	1,367	38
Loans not secured by real estate	208	8	227	7
Other	-	-	-	-
	124,671	3,614	147,493	4,021
Total
Commercial
Income producing - real estate	24,517	720	26,941	519
Land, land development & construction-real estate	10,211	293	13,040	233
Commercial and industrial	16,346	529	21,982	510
Mortgage
1-4 family	61,674	1,994	67,067	2,155
Resort lending	22,119	653	24,694	760
Home equity line of credit - 1st lien	132	2	66	2
Home equity line of credit - 2nd lien	42	1	91	2
Installment
Home equity installment - 1st lien	3,076	118	3,432	113
Home equity installment - 2nd lien	3,395	136	3,414	118
Loans not secured by real estate	796	31	760	28
Other	19	1	23	2
Total	$142,327	$4,478	$161,510	$4,442

(1)	There were no impaired payment plan receivables during the nine month periods ended September 30, 2013 and 2012, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $134.5 million and $163.9 million for the three-month periods ended September 30, 2013 and 2012, respectively and $142.3 million and $161.5 million for the nine-month periods ended September 30, 2013 and 2012, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending September 30, 2013 and 2012 was approximately $1.5 million and $1.6 million, respectively and was approximately $4.5 million and $4.4 million during the nine months ending September 30, 2013 and 2012, respectively.

Troubled debt restructurings follow:

	September 30, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$38,299	$80,630		$118,929
Non-performing TDR's(1)	5,338	5,630	(2)	10,968
Total	$43,637	$86,260		$129,897

	December 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$40,753	$85,977		$126,730
Non-performing TDR's(1)	7,756	9,177	(2)	16,933
Total	$48,509	$95,154		$143,663

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $15.9 million and $19.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively.

During the three and nine months ended September 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	1,141	1,113
Mortgage
1-4 family	-	-	-
Resort lending	1	207	206
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	4	177	178
Home equity installment - 2nd lien	4	220	218
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	13	$1,745	$1,715

2012
Commercial
Income producing - real estate	4	$626	$545
Land, land development & construction-real estate	2	460	523
Commercial and industrial	10	631	558
Mortgage
1-4 family	10	1,870	1,656
Resort lending	7	1,575	1,562
Home equity line of credit - 1st lien	-	-	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	4	137	98
Home equity installment - 2nd lien	2	59	56
Loans not secured by real estate	2	22	21
Other	-	-	-
Total	41	$5,380	$5,019

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	5	$4,478	$3,869
Land, land development & construction-real estate	1	16	-
Commercial and industrial	19	2,053	1,901
Mortgage
1-4 family	13	1,273	1,237
Resort lending	5	1,240	1,231
Home equity line of credit - 1st lien	1	95	97
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	17	503	498
Home equity installment - 2nd lien	14	432	432
Loans not secured by real estate	3	84	55
Other	-	-	-
Total	78	$10,174	$9,320

2012
Commercial
Income producing - real estate	18	$8,894	$8,736
Land, land development & construction-real estate	5	3,347	3,436
Commercial and industrial	43	8,827	8,453
Mortgage
1-4 family	58	7,738	7,330
Resort lending	29	7,529	7,356
Home equity line of credit - 1st lien	1	15	-
Home equity line of credit - 2nd lien	-	-	-
Installment
Home equity installment - 1st lien	14	561	521
Home equity installment - 2nd lien	16	604	590
Loans not secured by real estate	12	299	278
Other	-	-	-
Total	196	$37,814	$36,700

The troubled debt restructurings described above for 2013 increased the allowance for loan losses by $0.03 million and resulted in zero charge offs during the three months ended September 30, 2013 and decreased the allowance by $0.2 million and resulted in $0.5 million of charge offs during the nine months ended September 30, 2013.

The troubled debt restructurings described above for 2012 increased the allowance for loan losses by $0.4 million and resulted in zero charge offs during the three months ending September 30, 2012 and increased the allowance by $1.5 million and resulted in $0.4 million of charge offs during the nine months ending September 30, 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended September 30 follow:

	Number of	Recorded
	Contracts	Balance
(Dollars in thousands)
2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	2	32
Home equity installment - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	2	$32

2012
Commercial
Income producing - real estate	2	$827
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	2	468
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	-	-
Home equity installment - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	4	$1,295

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the nine-month periods ended September 30 follow:

	Number of	Recorded
	Contracts	Balance
	(Dollars in thousands)
2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	1	106
Resort lending	1	156
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	2	32
Home equity installment - 2nd lien	1	22
Loans not secured by real estate	-	-
Other	-	-
	5	$316

2012
Commercial
Income producing - real estate	2	$827
Land, land development & construction-real estate	1	136
Commercial and industrial	7	520
Mortgage
1-4 family	2	148
Resort lending	3	584
Home equity line of credit - 1st lien	-	-
Home equity line of credit - 2nd lien	-	-
Installment
Home equity installment - 1st lien	1	26
Home equity installment - 2nd lien	1	20
Loans not secured by real estate	-	-
Other	-	-
	17	$2,261

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2013 had no impact on the allowance for loan losses and resulted in no charge offs during the three months ended September 30, 2013 and decreased the allowance for loan losses by $0.1 million and resulted in charge offs of $0.2 million during the nine months ended September 30, 2013.

The troubled debt restructurings that subsequently defaulted described above for 2012 increased the allowance for loan losses by $0.7 million and resulted in zero charge offs during the three months ending September 30, 2012 and increased the allowance for loan losses by $0.7 million and resulted in charge offs of $0.4 million during the nine months ending September 30, 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the three and nine months ended September 30, 2013 and 2012 that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
September 30, 2013
Income producing - real estate	$208,317	$22,984	$4,578	$4,666	$240,545
Land, land development and construction - real estate	39,129	4,868	649	1,291	45,937
Commercial and industrial	302,210	29,230	8,708	372	340,520
Total	$549,656	$57,082	$13,935	$6,329	$627,002
Accrued interest included in total	$1,359	$162	$59	$-	$1,580

December 31, 2012
Income producing - real estate	$183,530	$27,096	$6,555	$5,611	$222,792
Land, land development and construction - real estate	32,784	3,457	2,959	4,062	43,262
Commercial and industrial	307,566	26,954	13,296	5,080	352,896
Total	$523,880	$57,507	$22,810	$14,753	$618,950
Accrued interest included in total	$1,417	$163	$112	$-	$1,692

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
September 30, 2013
800 and above	$21,129	$14,301	$3,517	$5,990	$44,937
750-799	59,317	56,533	5,117	11,570	132,537
700-749	58,316	40,155	3,024	8,695	110,190
650-699	50,911	19,944	2,973	7,417	81,245
600-649	32,340	9,136	2,246	4,680	48,402
550-599	24,646	4,352	965	2,773	32,736
500-549	16,998	1,944	409	1,724	21,075
Under 500	8,060	1,178	413	574	10,225
Unknown	7,330	4,751	232	162	12,475
Total	$279,047	$152,294	$18,896	$43,585	$493,822
Accrued interest included in total	$1,309	$673	$93	$222	$2,297

December 31, 2012
800 and above	$19,638	$15,430	$3,031	$5,515	$43,614
750-799	62,419	67,094	4,758	12,783	147,054
700-749	59,594	41,860	3,293	9,177	113,924
650-699	57,584	17,685	2,309	7,987	85,565
600-649	31,465	12,317	3,311	4,775	51,868
550-599	27,739	7,887	964	2,754	39,344
500-549	20,243	1,212	656	1,997	24,108
Under 500	9,470	1,637	456	789	12,352
Unknown	6,185	5,271	258	188	11,902
Total	$294,337	$170,393	$19,036	$45,965	$529,731
Accrued interest included in total	$1,319	$750	$91	$231	$2,391

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
September 30, 2013
800 and above	$2,861	$3,260	$21,650	$69	$27,840
750-799	7,279	11,296	50,021	515	69,111
700-749	5,012	8,901	26,490	754	41,157
650-699	4,729	7,366	15,363	622	28,080
600-649	3,606	3,183	5,522	259	12,570
550-599	2,234	1,808	2,386	228	6,656
500-549	2,201	1,597	1,762	121	5,681
Under 500	483	740	608	31	1,862
Unknown	159	89	1,978	18	2,244
Total	$28,564	$38,240	$125,780	$2,617	$195,201
Accrued interest included in total	$114	$138	$385	$22	$659

December 31, 2012
800 and above	$3,909	$3,265	$19,293	$38	$26,505
750-799	7,394	11,300	43,740	462	62,896
700-749	4,884	8,826	24,267	786	38,763
650-699	5,925	7,164	13,758	710	27,557
600-649	4,360	4,214	6,442	367	15,383
550-599	3,226	2,716	3,428	188	9,558
500-549	1,722	1,403	2,154	114	5,393
Under 500	760	1,195	895	42	2,892
Unknown	205	103	1,322	18	1,648
Total	$32,385	$40,186	$115,299	$2,725	$190,595
Accrued interest included in total	$137	$157	$429	$23	$746

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of September 30, 2013, approximately 93.0% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 6.9% of Mepco’s outstanding payment plan receivables as of September 30, 2013, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor credit ratings of the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
September 30, 2013
AM Best rating
A+	$-	$-	$-	$-
A	23,303	3,969	-	27,272
A-	11,626	774	-	12,400
B+	2	-	-	2
B	-	-	-	-
Not rated	28,798	-	22	28,820
Total	$63,729	$4,743	$22	$68,494

December 31, 2012
AM Best rating
A+	$-	$-	$110	$110
A	24,825	3,916	-	28,741
A-	19,310	399	-	19,709
B+	56	-	-	56
B	-	-	-	-
Not rated	36,002	-	74	36,076
Total	$80,193	$4,315	$184	$84,692

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB(1)	Mepco	Other(1)(2)	Elimination(3)	Total
	(In thousands)
Total assets
September 30, 2013	$2,067,493	$104,945	$276,574	$(265,508)	$2,183,504
December 31, 2012	1,885,807	135,447	192,343	(189,730)	2,023,867

For the three months ended September 30,
2013
Interest income	$19,114	$2,670	$-	$-	$21,784
Net interest income	18,033	2,094	(598)	-	19,529
Provision for loan losses	(317)	(38)	-	-	(355)
Income (loss) before income tax	4,278	261	(728)	(24)	3,787
Net income (loss)	3,831	172	(474)	(24)	3,505

2012
Interest income	$21,057	$3,676	$-	$-	$24,733
Net interest income	19,380	2,806	(735)	-	21,451
Provision for loan losses	270	(19)	-	-	251
Income (loss) before income tax	6,988	405	(923)	(24)	6,446
Net income (loss)	7,125	268	(923)	(24)	6,446

For the nine months ended September 30,
2013
Interest income	$56,829	$8,767	$-	$-	$65,596
Net interest income	53,456	6,921	(1,769)	-	58,608
Provision for loan losses	(3,097)	(56)	-	-	(3,153)
Income (loss) before income tax	21,734	(1,889)	(3,246)	(71)	16,528
Net income (loss)	68,337	(1,124)	5,558	(71)	72,700

2012
Interest income	$64,452	$11,232	$-	$-	$75,684
Net interest income	59,085	8,487	(2,191)	-	65,381
Provision for loan losses	6,436	2	-	-	6,438
Income (loss) before income tax	14,945	2,298	(2,889)	(71)	14,283
Net income (loss)	15,726	1,517	(2,889)	(71)	14,283

(1) During the the three month period ending September 30, 2013 IB includes $0.6 million income tax expense and Other (parent company) includes $0.3 million income tax benefit related to the reversal of the valuation allowance on our net deferred tax assets.  During the nine month periods ending September 30, 2013 IB and Other (parent company) include $48.6 million and $8.7 million, respectively of income tax benefit related to the reversal of the valuation allowance on our net deferred tax assets (see note #10).
(2) Includes amounts relating to our parent company and certain insignificant operations.
(3) Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Net income applicable to common stock	$10,310	$5,353	$77,253	$11,042
Convertible preferred stock dividends	749	1,093	3,001	3,241
Preferred stock discount	(7,554)	-	(7,554)	-
Net income applicable to common stock for calculation of diluted earnings per share	$3,505	$6,446	$72,700	$14,283

Weighted average shares outstanding (1)	14,167	8,779	10,989	8,637
Effect of convertible preferred stock	6,380	30,523	9,779	30,523
Restricted stock units	398	221	383	167
Stock units for deferred compensation plan for non-employee directors	128	81	122	54
Effect of stock options	97	9	84	-
Weighted average shares outstanding for calculation of diluted earnings per share	21,170	39,613	21,357	39,381

Net income per common share
Basic (1)	$0.73	$0.61	$7.03	$1.28
Diluted	$0.17	$0.16	$3.40	$0.36

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.1 million and 0.1 million for the three-month periods ended September 30, 2013 and 2012, respectively and totaled 0.1 million and 0.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively.  The warrant to purchase 346,154 shares of our common stock (see note #15) was not considered in computing diluted net income per share in all periods in 2013 and 2012 as it was anti-dilutive.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2013
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
		(Dollars in thousands)
No hedge designation
Mandatory commitments to sell mortgage loans	$47,947	0.1	$(658)
Rate-lock mortgage loan commitments	19,255	0.1	692
Total	$67,202	0.1	$34

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

During 2010, we entered into an amended and restated warrant with the U.S. Department of the Treasury (“UST”) that would allow them to purchase our common stock at a fixed price (see Note #15). Because of certain anti-dilution features included in the Amended Warrant (as defined in Note #15), it was not considered to have been indexed to our common stock and was therefore accounted for as a derivative instrument and recorded as a liability. Any change in value of the Amended Warrant while it was accounted for as a derivative was recorded in other income in our Condensed Consolidated Statements of Operations.  However, the anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value which totaled $1.5 million.  During the third quarter of 2013 we repurchased the Amended Warrant from the UST (see Note #15).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments

Pay-fixed interest rate swap agreements					Other liabilities	$-	Other liabilities	$739
Total						-		739

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$692	Other assets	1,368
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	658	Other liabilities	122
Amended Warrant	Other assets	-	Other assets	-	Other liabilities	-	Other liabilities	459
Total		692		1,368		658		581
Total derivatives		$692		$1,368		$658		$1,320

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated	Gain (Loss)
	Recognized in		Other	Reclassified from
	Other		Comprehensive	Accumulated Other
	Comprehensive		Loss into	Comprehensive		Location of	Gain (Loss)
	Income (Loss)		Income	Loss into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income (1)
	2013	2012	Portion)	2013	2012	in Income (1)	2013	2012
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$-	$(54)	Interest expense	$(95)	$(237)		$-	$-
Total	$-	$(54)		$(95)	$(237)		$-	$-

No hedge designation Rate-lock mortgage loan commitments						Net mortgage loan gains	$316	$804
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(2,657)	(779)
Amended warrant						Increase in fair value of U.S. Treasury warrant	-	(32)
Total							$(2,341)	$(7)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
			Location of
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated	Gain (Loss)
	Recognized in		Other	Reclassified from
	Other		Comprehensive	Accumulated Other
	Comprehensive		Loss into	Comprehensive		Location of	Gain (Loss)
	Income (Loss)		Income	Loss into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income (1)
	2013	2012	Portion)	2013	2012	in Income (1)	2013	2012
	(In thousands)

Cash Flow Hedges
Pay-fixed interest rate swap agreements	$(38)	$(129)	Interest expense	$(303)	$(833)		$-	$-
Total	$(38)	$(129)		$(303)	$(833)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(676)	$1,930
Mandatorycommitments to sell mortgage loans						Net mortgage loan gains	(536)	(869)

Amended warrant						Increase in fair value of U.S. Treasury warrant	(1,025)	(211)
Total							$(2,237)	$850

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$23,703	$20,337	$23,703	$19,728

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2018 and thereafter in the following table.

(In thousands)

Three months ending December 31, 2013	$204
2014	536
2015	347
2016	347
2017	346
2018 and thereafter	1,586
Total	$3,366

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of September 30, 2013.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.3 million shares of common stock as of September 30, 2013. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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

During the second quarter of 2013 and third quarter of 2012, we issued 0.1 million and 0.2 million, respectively, of restricted stock units to six of our executive officers.  These restricted stock units do not vest for a minimum of three years and until we repay in full our obligations related to the Troubled Asset Relief Program (“TARP”).  Since we repaid in full our obligations related to TARP (see note #15) the only vesting provision remaining on these restricted stock units is the three year vesting period from the date of grant.  Also, during the second quarter of 2013 and third quarter of 2012, pursuant to our performance-based compensation plans we granted 0.1 million stock options in each period to certain officers, none of whom is a named executive officer.  The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant.  We use the Black Scholes option pricing model to measure compensation cost for stock options.  We also estimate expected forfeitures over the vesting period.

Our directors have elected to receive at least a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s quarterly cash retainer are issued each quarter and vest immediately. We issued 0.05 million shares and 0.17 million shares to directors during the first nine months of 2013 and 2012, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for stock option grants, restricted stock grants, restricted stock unit grants and salary stock was $0.5 million and $0.7 million during the three and nine month periods ended September 30, 2013, respectively, and was $0.2 million and $0.3 million during the same periods in 2012, respectively.  The corresponding tax benefit relating to this expense was zero for both the three and nine month periods ended September 30, 2013 and 2012, respectively.  Total expense recognized for non-employee director share based payments was $0.1 million in both three month periods ended September 30, 2013 and 2012 and $0.3 million in both nine month periods ended September 30, 2013 and 2012.

At September 30, 2013, the total expected compensation cost related to non-vested stock options, restricted stock and restricted stock unit awards not yet recognized was $1.3 million.  The weighted-average period over which this amount will be recognized is 2.3 years.

A summary of outstanding stock option grants and related transactions follows:

			Weighted-
			Average
		Average	Remaining	Aggregated
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2013	275,933	$4.46
Granted	77,500	6.42
Exercised	(14,006)	2.00
Forfeited	(8,198)	2.64
Expired	(4,652)	46.46
Outstanding at September 30, 2013	326,577	$4.48	8.31	$1,960
Vested and expected to vest at September 30, 2013	308,793	$4.49	8.26	$1,861
Exercisable at September 30, 2013	137,660	$5.03	7.36	$842

A summary of outstanding non-vested restricted stock and stock units and transactions follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2013	375,416	$6.21
Granted	82,833	6.42
Vested	(154,261)	11.12
Forfeited	-
Outstanding at September 30, 2013	303,988	$3.77

During the third quarter of 2013, as a result of the repayment in full of our obligations related to TARP (see note #15) 0.14 million restricted stock units originally granted during 2011 vested.  In addition, as permitted by our long-term incentive plan, 0.05 million shares were withheld from the shares that would otherwise have been issued to executive officers for these vesting restricted stock units in order to satisfy tax withholding obligations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during 2013 follows:

Expected dividend yield	0.31%
Risk-free interest rate	1.12
Expected life (in years)	6.00
Expected volatility	101.30%
Per share weighted-average fair value	$4.98

Certain information regarding options exercised during the periods follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Intrinsic value	$46	$1	$67	$1
Cash proceeds received	$15	$3	$28	$3
Tax benefit realized	$-	$-	$-	$-

10.	Income Tax

We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the valuation allowance requires us to conclude that the realization of the deferred tax assets is “more likely than not.”  The ultimate realization of this asset is primarily based on generating future income.  As of June 30, 2013, we concluded that the realization of substantially all of our deferred tax assets was now more likely than not.  This conclusion was primarily based upon the following factors:

•	Achieving a sixth consecutive quarter of profitability;
•	A forecast of future profitability that supports that the realization of the deferred tax assets is more likely than not; and
•	A forecast that future asset quality continues to be stable to improving and that other factors do not exist that could cause a significant adverse impact on future profitability.

We also concluded at September 30, 2013 that the realization of substantially all of our deferred tax assets continued to be more likely than not for substantially the same reasons as enumerated above for June 30, 2013.

We recorded $0.3 million of income tax expense in the third quarter of 2013, which represents an adjustment of the valuation allowance reversal on our deferred tax assets that we initially recorded in June 2013.  At June 30, 2013, we did not reverse that portion of the valuation allowance we estimated would be absorbed by the tax impact of the income expected to be earned between July 1 and December 31, 2013.  To the extent our current forecast of income for the year differs from our projections at June 30, 2013, the tax impact is recorded as income tax expense (or a benefit) which resulted in this adjustment in the third quarter of 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, in these prior periods, the income tax expense related to any income before income tax was largely being offset by changes in the deferred tax valuation allowance.

Income tax expense (benefit) was $0.3 million and $(56.2) million in the three and nine month periods ending September 30, 2013, respectively and zero during the same periods in the prior year.  The reversal of substantially all of the valuation allowance on our deferred tax assets resulted in our recording an income tax benefit of $57.3 million ($57.6 million in the second quarter of 2013 less the above described $0.3 million adjustment in the third quarter of 2013).  In addition, during the second quarter of 2013, we recorded $1.4 million of income tax expense to clear from accumulated other comprehensive loss (“AOCL”) the disproportionate tax effects from cash flow hedges.  These disproportionate tax effects had been charged to other comprehensive income and credited to income tax expense due to our valuation allowance on deferred tax assets (see Note #16).  Because we terminated our last remaining cash flow hedge in the second quarter of 2013, it was appropriate to clear these disproportionate tax effects from AOCL.

We did not at June 30, 2013 and still have not reversed approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

At September 30, 2013 and December 31, 2012, we had approximately $1.7 million and $1.9 million, respectively of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2013.

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2013 the Bank had negative undivided profits of $55.3 million. It is not our intent to have dividends paid in amounts which would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	Enhanced reporting and monitoring at Mepco regarding risk management and the internal classification of assets; and
•	Enhanced interest rate risk modeling practices.

Effective March 26, 2013, the FRB and DIFS terminated the MOU.  Also on that date, the respective Boards of Directors of the Company and the Bank passed resolutions that required the following:

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

During the third quarter of 2013 the FRB and DIFS informed us that the Board resolutions no longer needed to be in place.  Accordingly, on October 22, 2013, the above described resolutions were rescinded by the Board of Directors of the Company and the Bank.

Also during the third quarter of 2013 we received regulatory approval for each of the following initiatives:

•	A transfer of capital from our Bank to the parent company of $7.5 million to permit the payment of all deferred and unpaid interest on our trust preferred securities.
•	The resumption of interest payments on our trust preferred securities.
•	The purchase of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”), including any and all accrued and unpaid dividends, and the purchase of the Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”) for total cash consideration of $81.0 million, all as provided for in a securities purchase agreement (see Note #15).
•	Redemption of the trust preferred securities issued by IBC Capital Finance II. On October 11, 2013 we redeemed all ($9.2 million) of the outstanding trust preferred securities issued by IBC Capital Finance II and liquidated this entity shortly thereafter.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2013 and December 31, 2012 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2013
Total capital to risk-weighted assets
Consolidated	$245,754	17.49%	$112,424	8.00%	NA	NA
Independent Bank	224,855	16.01	112,326	8.00	$140,408	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$227,876	16.22%	$56,212	4.00%	NA	NA
Independent Bank	206,999	14.74	56,163	4.00	$84,245	6.00%

Tier 1 capital to average assets
Consolidated	$227,876	10.87%	$83,849	4.00%	NA	NA
Independent Bank	206,999	9.88	83,775	4.00	$104,719	5.00%

December 31, 2012
Total capital to risk-weighted assets
Consolidated	$204,663	14.71%	$111,268	8.00%	NA	NA
Independent Bank	207,553	14.95	111,063	8.00	$138,829	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$185,948	13.37%	$55,634	4.00%	NA	NA
Independent Bank	189,777	13.67	55,531	4.00	$83,297	6.00%

Tier 1 capital to average assets
Consolidated	$185,948	8.08%	$92,026	4.00%	NA	NA
Independent Bank	189,777	8.26	91,919	4.00	$114,899	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
	(In thousands)
Total shareholders' equity	$226,601	$134,975	$245,083	$186,384
Add (deduct)
Qualifying trust preferred securities	48,668	47,678	-	-
Accumulated other comprehensive loss	9,170	8,058	9,170	8,156
Intangible assets	(3,366)	(3,975)	(3,366)	(3,975)
Disallowed deferred tax assets	(52,769)	-	(43,460)	-
Disallowed capitalized mortgage loan servicing rights	(428)	(788)	(428)	(788)
Tier 1 capital	227,876	185,948	206,999	189,777
Qualifying trust preferred securities	-	990	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	17,878	17,725	17,856	17,776
Total risk-based capital	$245,754	$204,663	$224,855	$207,553

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

We are subject to the New Capital Rules beginning on January 1, 2015.  The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016.  Also, under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.  We believe that we currently exceed all of the capital ratio requirements of the New Capital Rules.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Derivatives:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of interest rate swap agreements, in general, was determined using a discounted cash flow model whose significant fair value inputs could generally be verified and did not typically involve judgment by management (recurring Level 2).  The fair value of the Amended Warrant was determined using a simulation analysis which considers potential outcomes for a large number of independent scenarios regarding the future prices of our common stock and uses several unobservable variables (recurring Level 3).

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
	(In thousands)
September 30, 2013:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$308	$308	$-	$-
Securities available for sale
U.S. agency	23,392	-	23,392	-
U.S. agency residential mortgage-backed	198,339	-	198,339	-
Private label residential mortgage-backed	6,893	-	6,893	-
Other asset backed	26,830		26,830
Obligations of states and political subdivisions	140,939	-	140,939	-
Corporate	17,016	-	17,016	-
Trust preferred	2,476	-	2,476	-
Loans held for sale	27,622	-	27,622	-
Derivatives (1)	692	-	692	-
Liabilities
Derivatives (2)	658	-	658	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,146	-	-	7,146
Impaired loans (4)
Commercial
Income producing - real estate	1,652	-	-	1,652
Land, land development &construction-real estate	679	-	-	679
Commercial and industrial	1,850	-	-	1,850
Mortgage
1-4 Family	1,491	-	-	1,491
Resort Lending	347	-	-	347
Other real estate (5)
Commercial
Income producing - real estate	560	-	-	560
Land, land development & construction-real estate	1,507	-	-	1,507
Mortgage
1-4 Family	402	-	-	402
Resort Lending	1,531	-	-	1,531
Installment
Home equity installment - 1st lien	82	-	-	82
Payment plan receivables
Full refund/partial refund	2,668	-	-	2,668

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 and 2012.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at
	Fair Value Pursuant to Election of the Fair Value Option
	2013			2012
	Net Gains (Losses)		Total Change in Fair Values Included in Current	Net Gains (Losses)		Total Change in Fair Values Included in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$197	$-	$197	$(39)	$-	$(39)
Loans held for sale	-	(765)	(765)	-	587	587

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2013 and 2012 relating to assets measured at fair value on a non-recurring basis:

•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $7.1 million which is net of a valuation allowance of $3.6 million at September 30, 2013 and had a carrying amount of $8.8 million which is net of a valuation allowance of $6.1 million at December 31, 2012. A recovery (charge) of $0.04 million and $2.5 million was included in our results of operations for the three and nine month periods ending September 30, 2013, respectively and $(0.4) million and $(0.6) million during the same periods in 2012.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $9.1 million, with a valuation allowance of $3.1 million at September 30, 2013 and had a carrying amount of $22.8 million, with a valuation allowance of $6.5 million at December 31, 2012. The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.5 million and $0.3 million for the three month periods ending September 30, 2013 and 2012, respectively and a credit of $0.1 million and an expense of $1.9 million for the nine month periods ending September 30, 2013 and 2012, respectively.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $6.8 million which is net of a valuation allowance of $4.6 million at September 30, 2013 and a carrying amount of $7.3 million which is net of a valuation allowance of $6.0 million at December 31, 2012. An additional charge relating to ORE measured at fair value of $0.3 million and $1.8 million was included in our results of operations during the three and nine month periods ended September 30, 2013, respectively and $1.1 million and $1.5 million during the same periods in 2012.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30 follows:

	(Liability)
	Amended Warrant
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$-	$(353)	$(459)	$(174)
Total gains (losses) realized and unrealized:
Included in results of operations	-	(32)	(1,025)	(211)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	-	-	-	-
Reclassification to shareholders' equity	-	-	1,484	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$-	$(385)	$-	$(385)
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$-	$(32)	$(1,025)	$(211)

Because of certain anti-dilution features included in the Amended Warrant, it was not considered to be indexed to our common stock and was therefore accounted for as a derivative instrument (see Note #7). Any change in value of this warrant was recorded in other income in our Condensed Consolidated Statements of Operations.  However, the anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value which totaled $1.5 million.  During the third quarter of 2013 we repurchased the Amended Warrant from the UST (see Note #15).

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about the Amended Warrant at December 31, 2012 follows:

(Liability)
Fair	Valuation	Unobservable	Unobservable
Value	Technique	Inputs	Input Values
(In thousands)

$(459)	Binomial Lattice Model	Probability of non-permitted equity raise	0.5%
		Expected discount to stock price in anequity raise	10.0%
		Dollar amount of expected capital raise	$100 Million
		Expected time of non-permitted equity raise	April, 2013

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset
	(Liability)
	Fair	Valuation	Unobservable	Weighted
	Value	Technique	Inputs	Average
	(In thousands)
September 30, 2013
Capitalized mortgage loan servicing rights	$7,146	Present value of net servicing revenue	Discount rate	10.12%
			Cost to service	$81
			Ancillary income	29
			Float rate	1.54%
Impaired loans
Commercial	4,181	Sales comparison approach	Adjustment for differences between comparable sales	(1.2)%
		Income approach	Capitalization rate	9.3
Mortgage	1,838	Sales comparison approach	Adjustment for differences between comparable sales	3.4
Other real estate
Commercial	2,067	Sales comparison approach	Adjustment for differences between comparable sales	(5.7)
		Income approach	Capitalization rate	11.0

Mortgage and installment	2,015	Sales comparison approach	Adjustment for differences between comparable sales	36.5

Payment plan receivables	2,668	Sales comparison approach	Adjustment for differences between comparable sales	7.5

December 31, 2012
Capitalized mortgage loan servicing rights	$8,814	Present value of net servicing revenue	Discount rate	11.00%
			Cost to service	$83
			Ancillary income	43
			Float rate	0.84%
Impaired loans
Commercial	13,190	Sales comparison approach	Adjustment for differences between comparable sales	16.7%
		Income approach	Capitalization rate	10.8
Mortgage	3,074	Sales comparison approach	Adjustment for differences between comparable sales	9.5
Other real estate
Commercial	3,276	Sales comparison approach	Adjustment for differences between comparable sales	(12.4)
		Income approach	Capitalization rate	12.3

Mortgage and installment	3,999	Sales comparison approach	Adjustment for differences between comparable sales	(6.3)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2013	$27,622	$1,078	$26,544
December 31, 2012	47,487	1,843	45,644

13.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative financial instruments:  Rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans have been valued based on mortgage backed security pricing for comparable assets.  Interest rate swaps (at December 31, 2012) were valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates.  Each of these instruments has been classified as Level 2 as described in Note #12.  The Amended Warrant (at December 31, 2012) was valued based on a simulation analysis which considers potential outcomes for a large number of independent scenarios and is classified as Level 3 as described in Note #12.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Measurements Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded	Fair Value	Identical	Observable	observable
	Book	Measure-	Assets	Inputs	Inputs
	Balance	ments	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2013
Assets
Cash and due from banks	$56,179	$56,179	$56,179	$-	$-
Interest bearing deposits	74,766	74,766	74,766	-	-
Interest bearing deposits - time	16,946	16,940	-	16,940	-
Trading securities	308	308	308	-	-
Securities available for sale	415,885	415,885	-	415,885	-
Federal Home Loan Bank and Federal Reserve Bank Stock	21,496	NA	NA	NA	NA
Net loans and loans held for sale	1,373,168	1,355,728	-	27,622	1,328,106
Accrued interest receivable	6,064	6,064	9	1,492	4,563
Derivative financial instruments	692	692	-	692	-

Liabilities
Deposits with no stated maturity (1)	$1,429,569	$1,429,569	$1,429,569	$-	$-
Deposits with stated maturity (1)	419,749	419,617	-	419,617	-
Other borrowings	17,282	20,049	-	20,049	-
Subordinated debentures	50,175	37,165	9,452	27,713	-
Accrued interest payable	332	332	57	275	-
Derivative financial instruments	658	658	-	658	-

December 31, 2012
Assets
Cash and due from banks	$55,487	$55,487	$55,487	$-	$-
Interest bearing deposits	124,295	124,295	124,295	-	-
Trading securities	110	110	110	-	-
Securities available for sale	208,413	208,413	-	208,413	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	20,838	NA	NA	NA	NA
Net loans and loans held for sale	1,425,643	1,400,385	-	50,779	1,349,606
Accrued interest receivable	5,814	5,814	102	934	4,778
Derivative financial instruments	1,368	1,368	-	1,368	-

Liabilities
Deposits with no stated maturity (1)	$1,360,609	$1,360,609	$1,360,609	$-	$-
Deposits with stated maturity (1)	418,928	420,374	-	420,374	-
Other borrowings	17,625	21,463	-	21,463	-
Subordinated debentures	50,175	42,235	7,956	34,279	-
Accrued interest payable	7,197	7,197	2,942	4,255	-
Derivative financial instruments	1,320	1,320	-	861	459

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $12.0 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $43.9 million and $32.0 million at September 30, 2013 and December 31, 2012, respectively.

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

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our Condensed Consolidated Financial Statements.  The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.5 million.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At September 30, 2013, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $9.8 million. This compares to a balance of $18.4 million at December 31, 2012.  Mepco is currently in the process of working to recover these receivables, including through liquidation of collateral and litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay advanced funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including one of the third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expenses were $0.1 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively and $3.4 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  The significant increase in this expense in 2013 is due to write-downs of vehicle service contract counterparty receivables in the second quarter of 2013.  We reached tentative settlements in certain litigation to collect these receivables.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

We have established a reserve (which totaled $3.5 million and $1.4 million at September 30, 2013 and December 31, 2012, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased to $0.2 million in 2010 and to $0.5 million and $1.2 million in 2011 and 2012, respectively, as over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  Actual loss reimbursements in the third quarter and first nine months of 2013 totaled $0.1 million and $0.4 million, respectively. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements have remained relatively modest, the levels of such file reviews and loss reimbursement requests have increased.  Further, in October 2013 we reached an agreement in principle (the “Resolution Agreement”) to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae by January 31, 2009.  The terms of the Resolution Agreement are subject to final approval by Fannie Mae.  Under the proposed terms of the Resolution Agreement, we will pay Fannie Mae approximately $1.6 million with respect to the Repurchase Obligations, subject to reconciliation and adjustment.  This amount is included in our total reserve at September 30, 2013.  We believe that it is in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.

15.	Shareholders’ Equity

On April 2, 2010, we entered into an Exchange Agreement with the UST pursuant to which the UST agreed to exchange all 72,000 shares of our Series A Fixed Rate Cumulative Perpetual Preferred Stock, with an original liquidation preference of $1,000 per share (“Series A Preferred Stock”), beneficially owned and held by the UST, plus accrued and unpaid dividends on such Series A Preferred Stock, for shares of our Series B Preferred Stock. As part of the terms of the Exchange Agreement, we also agreed to amend and restate the terms of the warrant, dated December 12, 2008, issued to the UST to purchase 346,154 shares of our common stock.

On April 16, 2010, we closed the transactions described in the Exchange Agreement and we issued to the UST: (1) 74,426 shares of our Series B Preferred Stock and (2) the Amended Warrant.  These securities were issued in exchange for all of the 72,000 shares of Series A Preferred Stock and the original warrant that had been issued to the UST in December 2008 pursuant to the TARP Capital Purchase Program, plus approximately $2.4 million in accrued dividends on such Series A Preferred Stock.

With the exception of being convertible into shares of our common stock, the terms of the Series B Preferred Stock were substantially similar to the terms of the Series A Preferred Stock that was exchanged. The Series B Preferred Stock qualified as Tier 1 regulatory capital and paid cumulative dividends quarterly at a rate of 5% per annum.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 26, 2013 we executed a Securities Purchase Agreement (“SPA”) with the UST.  Under the terms of the SPA, we agreed to purchase from the UST for $81.0 million in cash consideration:  (i) 74,426 shares of our Series B Preferred Stock, including any and all accrued and unpaid dividends; and (ii) the Amended Warrant.  On August 30, 2013 we closed the SPA transaction with the UST and we exited TARP.  On that date the Series B Preferred Stock and Amended Warrant had book balances of $87.2 million (including accrued dividends) and $1.5 million, respectively. This transaction resulted in a discount of $7.7 million of which $7.6 million was allocated to the Series B Preferred Stock and included in net income applicable to common stock and $0.1 million was allocated to the Amended Warrant and recorded to common stock.

On August 28, 2013 we sold 11.5 million shares of our common stock for gross proceeds of $89.1 million in a public offering and on September 10, 2013 we sold an additional 1.725 million shares of our common stock for gross proceeds of $13.4 million pursuant to the underwriters’ overallotment option (collectively, the “Common Stock Offering”).  The net proceeds from the Common Stock Offering were approximately $97.1 million.

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements served to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period ending November 1, 2013. We had the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price was at a 5% discount to the market price of our common stock at the time of the draw (as such market price was determined pursuant to the terms of the Investment Agreement).  Through September 30, 2013, we had sold a total of 1.40 million shares (zero shares during the second and third quarters of 2013, 0.17 million shares during the first quarter of 2013, 0.45 million shares during 2012, 0.43 million shares during 2011 and 0.35 million shares during 2010) of our common stock to Dutchess under this equity line for total net proceeds of approximately $4.2 million ($0.9 million and $0.6 million of these total net proceeds were received during the nine months ending September 30, 2013 and 2012, respectively).  Given the existing cash levels and our forecasted future cash needs at the parent company along with our expectation that the Bank will be able to transfer funds to the parent company at a future date, we determined to not renew this equity line facility on November 1, 2013.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Accumulated Other Comprehensive Loss

A summary of changes in AOCL follows (1):

		Dispropor-
		tionate			Dispropor-
	Unrealized	Tax Effects			tionate
	Losses on	from	Unrealized	Unrealized	Tax Effects
	Available	Securities	Losses on	Losses on	from Cash
	for Sale	Available	Cash Flow	Settled	Flow
	Securities	for Sale	Hedges	Derivatives	Hedges	Total
For the three months ended September 30, 2013	(In thousands)
Balances at beginning of period	$(1,102)	$(5,798)	$-	$(370)	$-	$(7,270)
Other comprehensive income (loss) before reclassifications	(1,962)	-	-	-	-	(1,962)
Amounts reclassified from AOCL	-	-	-	62	-	62
Net current period other comprehensive income (loss)	(1,962)	-	-	62	-	(1,900)
Balances at end of period	$(3,064)	$(5,798)	$-	$(308)	$-	$(9,170)
2012
Balances at beginning of period	$(2,193)	$(5,617)	$(873)	$(145)	$(1,186)	$(10,014)
Other comprehensive income (loss) before reclassifications	1,679	-	(54)	-	-	1,625
Amounts reclassified from AOCL	(280)	-	92	145	-	(43)
Net current period other comprehensive income (loss)	1,399	-	38	145	-	1,582
Balances at end of period	$(794)	$(5,617)	$(835)	$-	$(1,186)	$(8,432)
For the nine months ended September 30, 2013
Balances at beginning of period	$(516)	$(5,617)	$(739)	$-	$(1,186)	$(8,058)
Income tax	181	(181)	258	-	(258)	-
Balances at beginning of period, net of tax	(335)	(5,798)	(481)	-	(1,444)	(8,058)
Terminated cash flow hedge	-	-	370	(370)	-	-
Other comprehensive income (loss) before reclassifications	(2,741)	-	(24)	-	-	(2,765)
Amounts reclassified from AOCL	12	-	135	62	1,444	1,653
Net current period other comprehensive income (loss)	(2,729)	-	111	62	1,444	(1,112)
Balances at end of period	$(3,064)	$(5,798)	$-	$(308)	$-	$(9,170)

2012
Balances at beginning of period	$(3,579)	$(5,617)	$(1,103)	$(436)	$(1,186)	$(11,921)
Other comprehensive income (loss) before reclassifications	3,646	-	(129)	-	-	3,517
Amounts reclassified from AOCL	(861)	-	397	436	-	(28)
Net current period other comprehensive income (loss)	2,785	-	268	436	-	3,489
Balances at end of period	$(794)	$(5,617)	$(835)	$-	$(1,186)	$(8,432)

(1)	2013 amounts are presented net of tax as we removed substantially all of the valuation allowance on our deferred tax assets during the second quarter of 2013 (see Note #10).

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2013
Unrealized losses on available for sale securities	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Tax expense (benefit)
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges	$-	Interest expense
	-	Tax expense (benefit)
	$-	Reclassification, net of tax

Unrealized losses on settled derivatives	$(95)	Interest expense
	(33)	Tax expense (benefit)
	(62)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges	$-	Tax expense (benefit)

	$(62)	Total reclassifications for the period, net of tax
2012
Unrealized losses on available for sale securities	$350	Net gains on securities
	(70)	Net impairment loss recognized in earnings
	280	Total reclassifications before tax
	-	Tax expense (benefit)
	$280	Reclassifications, net of tax

Unrealized losses on cash flow hedges	$(92)	Interest expense
	-	Tax expense (benefit)
	(92)	Reclassification, net of tax

Unrealized losses on settled derivatives	$(145)	Interest expense
	-	Tax expense (benefit)
	(145)	Reclassification, net of tax

	$43	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2013
Unrealized losses on available for sale securities	$8	Net gains on securities
	(26)	Net impairment loss recognized in earnings
	(18)	Total reclassifications before tax
	(6)	Tax expense (benefit)
	$(12)	Reclassifications, net of tax

Unrealized losses on cash flow hedges	$(208)	Interest expense
	(73)	Tax expense (benefit)
	$(135)	Reclassification, net of tax

Unrealized losses on settled derivatives	$(95)	Interest expense
	(33)	Tax expense (benefit)
	(62)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges	$1,444	Tax expense (benefit)

	$(1,653)	Total reclassifications for the period, net of tax

2012
Unrealized losses on available for sale securities	$1,193	Net gains on securities
	(332)	Net impairment loss recognized in earnings
	861	Total reclassifications before tax
	-	Tax expense (benefit)
	$861	Reclassifications, net of tax

Unrealized losses on cash flow hedges	$(397)	Interest expense
	-	Tax expense (benefit)
	(397)	Reclassification, net of tax

Unrealized losses on settled derivatives	$(436)	Interest expense
	-	Tax expense (benefit)
	(436)	Reclassification, net of tax

	$28	Total reclassifications for the period, net of tax

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

We are subject to the New Capital Rules beginning on January 1, 2015.  The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016.  Also, under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.  We believe that we currently exceed all of the capital ratio requirements of the New Capital Rules.

On July 26, 2013 we executed a Securities Purchase Agreement (“SPA”) with the United States Department of the Treasury (“UST”).  Under the terms of the SPA, we agreed to purchase from the UST for $81.0 million in cash consideration:  (i) 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”), including any and all accrued and unpaid dividends; and (ii) the Amended and Restated Warrant to purchase up to 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”).

We completed the following transactions during the third quarter relative to our capital plan initiatives:

•	On August 28, 2013 we sold 11.5 million shares of our common stock for gross proceeds of $89.1 million in a public offering and on September 10, 2013 we sold an additional 1.725 million shares of our common stock for gross proceeds of $13.4 million pursuant to the underwriters’ overallotment option (collectively, the “Common Stock Offering”). The net proceeds from the Common Stock Offering were approximately $97.1 million.

Index
•	On August 29, 2013 we brought current the interest payments that we had previously been deferring (since the fourth quarter of 2009) on all of our subordinated debentures which permitted the resumption of interest payments on the trust preferred securities issued by IBC Capital Finance II, III, and IV and Midwest Guaranty Trust I.

•	On August 30, 2013 we closed the SPA transaction with the UST and we exited the Troubled Asset Relief Program (TARP).

•	On September 11, 2013 we announced that we would redeem all of the 8.25% trust preferred securities ($9.2 million) issued by IBC Capital Finance II. This redemption occurred on October 11, 2013 and will reduce our annual interest expense by approximately $0.8 million.

It is against this backdrop that we discuss our results of operations for the third quarter and first nine months of 2013 as compared to 2012 and our financial condition as of September 30, 2013.

RESULTS OF OPERATIONS

Summary.  We recorded net income of $3.5 million and $6.4 million, respectively, and net income applicable to common stock of $10.3 million and $5.4 million, respectively, during the three months ended September 30, 2013 and 2012.  The decline in net income on a comparative quarterly basis is due primarily to decreases in net interest income and non-interest income that were partially offset by decreases in the provision for loan losses and non-interest expenses.  Third quarter 2013 net income applicable to common stock included a $7.6 million benefit from the redemption of our Series B Preferred Stock at a discount.

We recorded net income of $72.7 million and $14.3 million, respectively, and net income applicable to common stock of $77.3 million and $11.0 million, respectively, during the nine months ended September 30, 2013 and 2012.  The significant improvement in 2013 year-to-date results as compared to 2012 primarily reflects the income tax benefit associated with the reversal of substantially all of the valuation allowance on our deferred tax assets (see “Income tax benefit.”) and decreases in the provision for loan losses and in non-interest expenses, which were partially offset by a decreases in net interest income and non-interest income.

Index
Key performance ratios
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (annualized) to(1)(2)
Average assets	1.90%	0.89%	4.93%	0.62%
Average common shareholders’ equity	25.64	62.71	110.70	52.38

Net income per common share(1)
Basic	$0.73	$0.61	$7.03	$1.28
Diluted	0.17	0.16	3.40	0.36

(1)	These amounts are calculated using net income applicable to common stock.
(2)	Income before tax less preferred stock dividends and discount accretion (annualized) to average assets and average common shareholders’ equity were 0.86% and 19.38% for the nine months ended September 30, 2013, respectively.

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

Our net interest income totaled $19.5 million during the third quarter of 2013, a decrease of $1.9 million, or 9.0% from the year-ago period.  The decrease in net interest income in 2013 compared to 2012 primarily reflects a $267.4 million decrease in average interest-earning assets that was partially offset by a 15 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).  The decline in average interest-earning assets is a result of the Branch Sale.  Our net interest margin was 4.10% during the third quarter of 2013, compared to 3.95% in the year-ago period.  The increase in the net interest margin is due primarily to a reduction in our cost of funds.

Interest rates have generally been at extremely low levels over the past four to five years due primarily to the Federal Reserve’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had an adverse impact on our interest income and net interest income.   Based on recent announcements by the Federal Reserve, short-term interest rates are expected to remain extremely low until late-2014 or early-2015 (until the U.S. unemployment rate declines to approximately 6.5%).  However, during the second and third quarters of 2013, mid- to long-term interest rates began to increase (for example the ten year U.S. treasury yield increased from 1.87% at the end of the first quarter of 2013 to 2.64% at the end of the third quarter of 2013).  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), our net interest margin will generally benefit on a long-term basis from rising interest rates.

Index
For the first nine months of 2013, net interest income totaled $58.6 million, a decrease of $6.8 million, or 10.4% from 2012.  The Company’s net interest margin for the first nine months of 2013 increased to 4.17% compared to 4.06% in 2012.  The reasons for the decline in net interest income for the first nine months of 2013 are generally consistent with those described above for the comparative quarterly periods.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2013 non-accrual loans averaged $20.5 million and $25.4 million, respectively compared to $41.7 million and $48.5 million, respectively for the same periods in 2012.  In addition, in the third quarter and first nine months of 2013 we had net recoveries of $0.2 million and $0.4 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.2 million and $0.2 million, respectively, during the same periods in 2012.

Average Balances and Tax Equivalent Rates
	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Rate(3)	Average Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,396,709	$20,027	5.70%	$1,532,773	$23,312	6.06%
Tax-exempt loans (2)	5,321	86	6.41	6,709	111	6.58
Taxable securities	337,299	1,109	1.30	217,427	655	1.20
Tax-exempt securities (2)	35,242	433	4.87	26,116	398	6.06
Cash – interest bearing	117,971	68	0.23	377,899	243	0.26
Other investments	21,496	242	4.47	20,494	189	3.67
Interest Earning Assets	1,914,038	21,965	4.57	2,181,418	24,908	4.55
Cash and due from banks	46,069			56,289
Other assets, net	188,705			161,971
Total Assets	$2,148,812			$2,399,678

Liabilities
Savings and interest-bearing checking	$910,422	294	0.13	$1,079,389	494	0.18
Time deposits	415,090	1,077	1.03	549,319	1,729	1.25
Other borrowings	67,578	884	5.19	67,994	1,059	6.20
Interest Bearing Liabilities	1,393,090	2,255	0.64	1,696,702	3,282	0.77
Non-interest bearing deposits	502,357			545,945
Other liabilities	37,143			40,477
Shareholders’ equity	216,222			116,554
Total liabilities and shareholders’ equity	$2,148,812			$2,399,678

Net Interest Income		$19,710			$21,626

Net Interest Income as a Percent of Average Interest Earning Assets			4.10%			3.95%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized.

Index
Average Balances and Tax Equivalent Rates
	Nine Months Ended
	September 30,
	2013			2012
	Average Balance	Interest	Rate(3)	Average Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,415,545	$60,919	5.75%	$1,557,164	$71,209	6.11%
Tax-exempt loans (2)	5,628	272	6.46	7,010	336	6.40
Taxable securities	274,002	2,772	1.35	221,245	2,246	1.36
Tax-exempt securities (2)	28,873	1,164	5.39	26,563	1,220	6.13
Cash – interest bearing	149,807	272	0.24	334,426	638	0.25
Other investments	21,274	694	4.36	20,628	572	3.70
Interest Earning Assets	1,895,129	66,093	4.66	2,167,036	76,221	4.70
Cash and due from banks	44,866			54,619
Other assets, net	157,038			163,058
Total Assets	$2,097,033			$2,384,713

Liabilities
Savings and interest-bearing checking	$906,046	864	0.13	$1,071,169	1,452	0.18
Time deposits	418,193	3,499	1.12	565,731	5,500	1.30
Other borrowings	67,716	2,625	5.18	73,714	3,351	6.07
Interest Bearing Liabilities	1,391,955	6,988	0.67	1,710,614	10,303	0.80
Non-interest bearing deposits	496,777			524,615
Other liabilities	39,292			39,810
Shareholders’ equity	169,009			109,674
Total liabilities and shareholders’ equity	$2,097,033			$2,384,713

Net Interest Income		$59,105			$65,918

Net Interest Income as a Percent of Average Interest Earning Assets			4.17%			4.06%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was a credit of $0.4 million and an expense of $0.3 million during the three months ended September 30, 2013 and 2012, respectively. During the nine-month periods ended September 30, 2013 and 2012, the provision was a credit of $3.2 million and an expense of $6.4 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  The decrease in the provision for loan losses in the third quarter and first nine months of 2013 primarily reflects reduced levels of non-performing loans, lower total loan balances and a decline in loan net charge-offs.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2013.

Index
Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $9.8 million during the three months ended September 30, 2013, a decrease of $4.7 million from the comparable period in 2012.  For the first nine months of 2013 non-interest income totaled $33.9 million, an $8.3 million decrease from the comparable period in 2012.  These declines are primarily due to decreases in service charges on deposit accounts, interchange income, net gains on mortgage loans, net gains on securities, and in other non-interest income that were partially offset by an increase in mortgage loan servicing income.

Non-Interest Income
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service charges on deposit accounts	$3,614	$4,739	$10,603	$13,492
Interchange income	1,852	2,324	5,542	7,053
Net gains (losses) on assets:
Mortgage loans	1,570	4,602	8,415	12,041
Securities	14	301	205	1,154
Other than temporary loss on securities available for sale:
Total impairment loss	-	(70)	(26)	(332)
Recognized in other comprehensive loss	-	-	-	-
Net impairment loss in earnings	-	(70)	(26)	(332)
Mortgage loan servicing	338	(364)	2,614	(716)
Investment and insurance commissions	447	491	1,280	1,586
Bank owned life insurance	353	398	1,028	1,221
Title insurance fees	409	482	1,261	1,479
(Increase) decrease in fair value of U.S. Treasury warrant	-	(32)	(1,025)	(211)
Other	1,240	1,671	4,019	5,401
Total non-interest income	$9,837	$14,542	$33,916	$42,168

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

Net gains on mortgage loans decreased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Mortgage loans originated	$97,391	$135,263	$347,177	$384,896
Mortgage loans sold	96,989	128,196	340,318	367,350
Mortgage loans sold with servicing rights released	16,017	21,942	46,250	59,837
Net gains on the sale of mortgage loans	1,570	4,602	8,415	12,041
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	1.62%	3.59%	2.47%	3.28%
Fair value adjustments included in the Loan Sales Margin	(0.89)	0.29	(0.58)	0.45

The volume of loans sold is dependent upon our ability to originate mortgage loans as well as the demand for fixed-rate obligations and other loans that we choose to not put into portfolio because of our established interest-rate risk parameters. (See “Portfolio Loans and asset quality.”) Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates and thus can often be a volatile part of our overall revenues.  The declines in mortgage loan originations and sales in 2013 is due primarily to an increase in mortgage loan interest rates beginning in the second quarter that significantly reduced mortgage loan refinance volumes.

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. The sale of mortgage loan servicing rights may result in declines in mortgage loan servicing income in future periods. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.51% and 3.30% in the third quarters of 2013 and 2012, respectively and 3.05% and 2.83% for the comparative 2013 and 2012 year-to-date periods, respectively. The decrease in the Loan Sales Margin (excluding fair value adjustments) in the third quarter of 2013 was primarily due to a change in mix, with significantly fewer mortgage loan refinances (which generally have higher margins) as well as more competitive market conditions due to the industry-wide decline in mortgage loan origination volumes.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Index
Net securities gains totaled $0.014 million and $0.2 million during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.2 million for the respective comparable periods in 2012.  The 2013 net securities gains were due primarily to an increase in the fair value of trading securities.  The 2012 net securities gains were due primarily to the sale of U.S. agency residential mortgage-backed investment securities.

We recorded net other than temporary impairment charges on securities available for sale of zero and $0.026 million during the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.3 million for the respective comparable periods in 2012.  These impairment charges all related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated income of $0.3 million and $2.6 million in the third quarter and first nine months of 2013, respectively, compared to a loss of $0.4 million and $0.7 million in the corresponding periods of 2012, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  The recovery of previously recorded impairment charges in 2013 reflects higher mortgage loan interest rates during the year resulting in lower estimated future prepayment rates being used in the period end valuations.  The impairment charges incurred during 2012 primarily reflected lower mortgage loan interest rates during that period resulting in higher estimated future prepayment rates being used in the period end valuations.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$13,037	$10,651	$11,013	$11,229
Originated servicing rights capitalized	772	996	2,661	2,948
Amortization	(793)	(1,052)	(3,111)	(3,351)
(Increase)/decrease in impairment reserve	35	(390)	2,488	(621)
Balance at end of period	$13,051	$10,205	$13,051	$10,205

Impairment reserve at end of period	$3,599	$7,165	$3,599	$7,165

At September 30, 2013 we were servicing approximately $1.74 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.54% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2013 totaled $13.1 million, representing approximately 75 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $14.0 million at September 30, 2013.

Index
Investment and insurance commissions decreased on both a comparative quarterly and year-to-date basis in 2013 compared to 2012. These decreases primarily reflect the impact of the Branch Sale.

Income from bank owned life insurance decreased on both a comparative quarterly and year-to-date basis in 2013 compared to 2012 primarily reflecting a lower average crediting rate on our cash surrender value due to reduced total returns on the underlying separate account assets. Our separate account is primarily invested in U.S. agency residential mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account. The total cash surrender value of our bank owned life insurance was $51.9 million and $50.9 million at September 30, 2013 and December 31, 2012, respectively.

Title insurance fees were lower on both a comparative quarterly and year-to-date basis in 2013 as compared to 2012 primarily as a result of our mortgage loan origination volume declining.

Changes in the fair value of the Amended Warrant issued to the UST in April 2010 had been recorded as a component of non-interest income. Up until April 16, 2013, the fair value of this Amended Warrant was included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  The provision in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value (which was approximately $1.5 million).  The fair value of the warrant was $0.5 million at December 31, 2012. (See “Liquidity and capital resources.”)  The Amended Warrant was purchased from the UST and then retired on August 30, 2013 pursuant to the SPA.

Two significant inputs in the valuation model for the Amended Warrant were our common stock price and the probability percentage of triggering anti-dilution provisions in this instrument related to certain equity transactions.  The fair value of the Amended Warrant increased by $1.0 million in 2013 (through April 16) and by $0.2 million in the first nine months of 2012, respectively, due primarily to a rise in our common stock price during the relevant periods.

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

Non-interest expense decreased by $3.4 million to $25.9 million and by $7.7 million to $79.1 million during the three- and nine-month periods ended September 30, 2013, respectively, compared to the like periods in 2012.  These decreases were primarily due to the Branch Sale.  In addition, the decreases were also due to declines in credit related costs (loan and collection expenses and net losses on ORE and repossessed assets). Partially offsetting these declines were increases in the provision for loss reimbursement on sold loans on both a comparative quarterly and year to date basis and in vehicle service contract counterparty contingencies expense on a year to date basis as described in more detail below.

Index
Non-Interest Expense
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Compensation	$8,529	$9,702	$25,080	$29,198
Performance-based compensation	2,104	1,712	4,686	3,532
Payroll taxes and employee benefits	1,958	2,196	5,847	6,868
Compensation and employee benefits	12,591	13,610	35,613	39,598
Occupancy, net	2,017	2,482	6,588	7,688
Data processing	2,090	2,024	6,048	5,960
Loan and collection	1,584	2,832	5,512	8,129
Vehicle service contract counterparty contingencies	149	281	3,403	1,078
Furniture, fixtures and equipment	1,051	1,083	3,171	3,490
Provision for loss reimbursement on sold loans	1,417	193	2,436	751
Communications	695	896	2,205	2,791
FDIC deposit insurance	685	816	2,026	2,489
Advertising	652	647	1,881	1,842
Legal and professional fees	487	952	1,843	3,117
Interchange expense	410	468	1,238	1,321
Net losses on ORE and repossessed assets	119	291	1,091	1,911
Credit card and bank service fees	310	433	975	1,708
Supplies	277	299	771	1,033
Amortization of intangible assets	203	272	609	816
Write-down of property and equipment held for sale	-	860	-	860
Recoveries related to unfunded lending commitments	(86)	(538)	(57)	(597)
Other	1,283	1,395	3,796	2,843
Total non-interest expense	$25,934	$29,296	$79,149	$86,828

Compensation and employee benefits expenses, in total, decreased by $1.0 million, or 7.5%, and by $4.0 million, or 10.1%, in the third quarter and first nine months of 2013, respectively, compared to the like periods in 2012. These decreases are primarily because of the Branch Sale and the branch closings/consolidations we completed in 2012.  Compensation expense decreased by $1.2 million, or 12.1%, and by $4.1 million, or 14.1%, in the third quarter and first nine months of 2013, respectively, compared to the like periods in 2012.  These declines are due primarily to a reduction of 173 average full-time equivalent employees (“FTE’s”), or 16.7%, and 200 average FTE’s, or 18.9%, during the third quarter and first nine months of 2013, respectively, compared to the year ago periods.  The FTE reduction was due to the Branch Sale, branch closings or consolidations during 2012 and other FTE reductions.  The impact of the FTE reductions was partially offset by merit raises in 2013.

Index
Performance-based compensation increased by $0.4 million and $1.2 million in the third quarter and first nine months of 2013, respectively, compared to the like periods in 2012. The quarterly and year-to-date comparative increases are due primarily to an increased accrual for incentive-based compensation under our Management Incentive Compensation Plan due to our overall improved financial performance (based principally on year to date earnings, deposit growth and asset quality measures).  Also, because of our exit from TARP, some restricted stock units vested sooner than originally estimated and the third quarter of 2013 included $0.3 million to expense the remaining unamortized cost of these awards.

Payroll taxes and employee benefits decreased by $0.2 million and by $1.0 million in the third quarter and first nine months of 2013, respectively, compared to the like periods in 2012, due primarily to declines in payroll taxes and medical and dental insurance costs principally resulting from the FTE reductions enumerated above.

Occupancy, net, furniture, fixtures and equipment, communications, FDIC deposit insurance and supplies expenses collectively decreased by $0.9 million, or 15.3%, and by $2.7 million, or 15.6%, in the third quarter and first nine months of 2013, respectively, compared to the like periods in 2012.  These declines are due primarily to the Branch Sale and branch closings and consolidations that occurred in the fourth quarter of 2012.

Data processing and advertising expenses were both relatively unchanged in the third quarter and first nine months of 2013 as compared to the year ago periods.  Reductions in data processing expenses related to the Branch Sale were offset by increased costs due to other factors, such as increased software amortization and system maintenance costs at Mepco Finance Corporation (“Mepco”).

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses (although still at a somewhat elevated level compared to historic norms) have further declined in 2013, which primarily reflects the overall decrease in the volume of problem credits (non-performing loans and “watch” credits). (See “Portfolio Loans and asset quality.”)

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

We recorded an expense of $0.1 million and $3.4 million for vehicle service contract payment plan counterparty contingencies in the third quarter and first nine months of 2013, respectively, compared to $0.3 million and $1.1 million, respectively, for the comparable periods in 2012.  The significant increase in this expense for the first nine months of 2013 is due to write-downs of vehicle service contract counterparty receivables in the second quarter of 2013.  We reached settlements in certain litigation to collect these receivables.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.

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

Index
In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, Mepco has had to initiate litigation against certain counterparties, including one of the respective third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In July 2013, Mepco reached a tentative settlement with the third party insurer related to this litigation.  In the third quarter of 2013 the settlement with this third party insurer was finalized and Mepco received a $5.4 million cash payment in September 2013, which reduced vehicle service contract counterparty receivables, net.  In addition, see Note #14 to the Interim Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were very rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased to $0.2 million in 2010 and to $0.5 million and $1.2 million in 2011 and 2012, respectively, as over the past two years Fannie Mae and Freddie Mac, in particular, have been doing more reviews of mortgage loans where they have incurred or expect to incur a loss and have been more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  Actual loss reimbursements in the third quarter and first nine months of 2013 totaled $0.1 million and $0.4 million, respectively. Although we are successful in the vast majority of cases where file reviews are conducted on mortgage loans that we have sold to investors and actual loss reimbursements have remained relatively modest, the levels of such file reviews and loss reimbursement requests have increased.  Further, in October 2013 we reached an agreement in principle (the “Resolution Agreement”) to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to Fannie Mae by January 31, 2009.  The terms of the Resolution Agreement are subject to final approval by Fannie Mae. Under the proposed terms of the Resolution Agreement, we will pay Fannie Mae approximately $1.6 million with respect to the Repurchase Obligations, subject to reconciliation and adjustment.  This amount is included in our total reserve at September 30, 2013.  We believe that it is in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  As a result, we have established a reserve (which totaled $3.5 million and $1.4 million at September 30, 2013 and December 31, 2012, respectively) for loss reimbursements on sold mortgage loans. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. While we believe that the amounts we have accrued for incurred losses on sold loans are appropriate given these analyses, future losses could exceed our current estimate.

Index
Legal and professional fees decreased on both a comparative quarterly and year-to-date basis due primarily to a decline in legal fees at Mepco related to counterparty litigation associated with collection matters as further described above. In addition, 2012 included expenses associated with certain consulting services, various regulatory matters, and the Branch Sale.

Interchange expense decreased on both a comparative quarterly and year-to-date basis due primarily to reduced levels of interchange income because of the Branch Sale.  However, the decline in interchange income has been somewhat more pronounced than the decline in interchange expenses principally due to lower transaction revenue because of changes in transaction routing by large merchants.

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

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.4 million and $4.0 million at September 30, 2013 and December 31, 2012, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.  The decline in the amortization of intangible assets in the third quarter and first nine months of 2013 as compared to the year-ago period is primarily due to a reduction in the total amount of intangible assets, which were reduced by $2.6 million in the fourth quarter of 2012 due to the Branch Sale.

In the third quarter of 2012, we adopted a plan to close or consolidate several branch offices and recorded a $0.9 million write-down of property and equipment based on the expected disposal price of the assets.

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Index
Other non-interest expenses decreased by $0.1 million and increased by $1.0 million in the third quarter and first nine months of 2013, respectively, compared to the like periods in 2012. The third quarter comparative decrease is primarily due to the Branch Sale.  The year to date comparative increase is because the first quarter of 2012 included the reversal of a $1.4 million previously established accrual at Mepco that was determined to no longer be necessary.

Income tax benefit.  We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the valuation allowance requires us to conclude that the realization of the deferred tax assets is “more likely than not.”  The ultimate realization of this asset is primarily based on generating future income.  As of June 30, 2013, we concluded that the realization of substantially all of our deferred tax assets was more likely than not.  This conclusion was primarily based upon the following factors:

•	Achieving a sixth consecutive quarter of profitability;
•	A forecast of future profitability that supports that the realization of the deferred tax assets is more likely than not; and
•	A forecast that future asset quality continues to be stable to improving and that other factors do not exist that could cause a significant adverse impact on future profitability.

We also concluded at September 30, 2013 that the realization of substantially all of our deferred tax assets continued to be more likely than not for substantially the same reasons as enumerated above for June 30, 2013.

We recorded $0.3 million of income tax expense in the third quarter of 2013, which represents an adjustment of the valuation allowance reversal on our deferred tax assets that we initially recorded in June 2013.  At June 30, 2013, we did not reverse that portion of the valuation allowance we estimated would be absorbed by the tax impact of the income expected to be earned between July 1 and December 31, 2013.  To the extent our current forecast of income for the year differs from our projections at June 30, 2013, the tax impact is recorded as income tax expense (or a benefit) which resulted in this adjustment in the third quarter of 2013.

Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, in these prior periods, the income tax expense related to any income before income tax was largely being offset by changes in the deferred tax valuation allowance.

The reversal of substantially all of the valuation allowance on our deferred tax assets resulted in our recording an income tax benefit $57.3 million ($57.6 million in the second quarter of 2013 less the above described $0.3 million adjustment in the third quarter of 2013).  In addition, during the second quarter of 2013, we recorded $1.4 million of income tax expense to clear from accumulated other comprehensive loss (“AOCL”) the disproportionate tax effects from cash flow hedges.  These disproportionate tax effects had been charged to other comprehensive income and credited to income tax expense due to our valuation allowance on deferred tax assets as more fully discussed in Note #16 to the Interim Condensed Consolidated Financial Statements.  Because we terminated our last remaining cash flow hedge in the second quarter of 2013, it was appropriate to clear these disproportionate tax effects from AOCL.

Index
We did not at June 30, 2013, and still have not reversed approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

Because of our net operating loss and tax credit carryforwards, we are still subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended.  An ownership change, as defined by these rules, would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years.  Although we cannot control our shareholders’ activities in buying and selling our common stock, we do have in place a Tax Benefits Preservation Plan to dissuade any movement in our stock that would trigger an ownership change, and we limited the size of our Common Stock Offering to avoid triggering any Section 382 limitations.

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

The following table presents net income (loss) by business segment.

Business Segments
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Independent Bank	$3,831	$7,125	$68,337	$15,726
Mepco	172	268	(1,124)	1,517
Other(1)	(474)	(923)	5,558	(2,889)
Elimination	(24)	(24)	(71)	(71)
Net income (loss)	$3,505	$6,446	$72,700	$14,283

(1)	Includes amounts relating to our parent company and certain insignificant operations.

The decline in the quarterly comparative net income of the Independent Bank segment is due primarily to decreases in net interest income and in non-interest income due principally to the Branch Sale as well as from a decline in net gains on mortgage loans due to a significant reduction in mortgage loan refinance volumes.  These revenue declines were partially offset by a decrease in non-interest expenses (also primarily due to the Branch Sale) as well as a decrease in the provision for loan losses.  The improvement in the results of operations of Independent Bank on a year to date basis in 2013 compared to 2012 is primarily due to the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit, as well as a lower provision for loan losses and a decrease in non-interest expenses that were partially offset by declines in net interest income and non-interest income.  See “Provision for loan losses,” “Portfolio Loans and asset quality,” “Net interest income,” “Non-interest income,” “Non-interest expense,” and “Income tax benefit.”

Index
The change in Mepco’s results is primarily due to a decrease in net interest income because of a decline in payment plan receivables as well as (for the year-to-date comparative periods) to an increase in vehicle service contract counterparty contingencies expense.  See “Net interest income” and “Non-interest expense.”  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The change in Other on a comparative quarterly basis is primarily due to a decline in interest expense and a tax benefit recorded at the parent company.   The change in Other on a year to date basis in the table above is primarily due to the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit at the parent company.  See “Income tax benefit.”

FINANCIAL CONDITION

Summary.  Our total assets increased by $159.6 million during the first nine months of 2013 due primarily to an increase in securities available for sale and deferred tax assets, net that were partially offset by declines in cash and cash equivalents and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.38 billion at September 30, 2013, down 2.8% from $1.42 billion at December 31, 2012.  (See "Portfolio Loans and asset quality").

Deposits totaled $1.85 billion at September 30, 2013, compared to $1.78 billion at December 31, 2012.  The increase in deposits during the first nine months of 2013 is primarily due to growth in checking and savings account balances.  Other borrowings totaled $17.3 million at September 30, 2013, a decrease of $0.3 million from December 31, 2012.

Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential mortgage-backed securities, asset-backed securities, corporate securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities available for sale	(In thousands)
September 30, 2013	$420,599	$1,574	$6,288	$415,885
December 31, 2012	208,929	2,070	2,586	208,413

Index

Securities available for sale increased during the first nine months of 2013 due primarily to the purchase of U.S. government-sponsored agency residential mortgage-backed securities, asset-backed securities, municipal securities and corporate securities. The securities were purchased to utilize cash and cash equivalents as well as to utilize funds generated from the decline in Portfolio Loans and from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

We recorded net other than temporary impairment charges on securities of zero and $0.1 million in the third quarters of 2013 and 2012, respectively.  We recorded net other than temporary impairment charges on securities of $0.026 million and $0.3 million in the first nine months of 2013 and 2012, respectively. In these instances, we believe that the decline in value is directly due to matters other than changes in interest rates, are not expected to be recovered within a reasonable timeframe based upon available information and are therefore other than temporary in nature.  These net other than temporary impairment charges are all related to private label residential mortgage-backed securities.  (See “Non-interest income” and “Asset/liability management.”)

Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended
	September 30,
	2013	2012
	(In thousands)
Proceeds	$2,940	$37,176

Gross gains	$15	$1,193
Gross losses	(7)	-
Net impairment charges	(26)	(332)
Fair value adjustments	197	(39)
Net gains	$179	$822

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

Non-performing assets(1)
	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Non-accrual loans	$20,014	$32,929
Loans 90 days or more past due and still accruing interest	356	7
Total non-performing loans	20,370	32,936
Other real estate and repossessed assets	16,637	26,133
Total non-performing assets	$37,007	$59,069
As a percent of Portfolio Loans
Non-performing loans	1.48%	2.32%
Allowance for loan losses	2.50	3.12
Non-performing assets to total assets	1.69	2.92
Allowance for loan losses as a percent of non-performing loans	169.06	134.43

(1)Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Index
Troubled debt restructurings (“TDR”)

	September 30, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$38,299	$80,630		$118,929
Non-performing TDR’s (1)	5,338	5,630	(2)	10,968
Total	$43,637	$86,260		$129,897

	December 31, 2012
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$40,753	$85,977		$126,730
Non-performing TDR’s (1)	7,756	9,177	(2)	16,933
Total	$48,509	$95,154		$143,663

(1)	Included in non-performing loans in the “Non-performing assets” table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans declined by $12.6 million, or 38.2%, during the first nine months of 2013 due principally to declines in non-performing commercial loans and residential mortgage loans. These declines primarily reflect reduced levels of new defaults on loans as well as loan net charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE.  Additionally, during the second quarter of 2013 we sold $6.5 million of commercial loans ($8.6 million of “book” balance less $2.1 million of allocated loan loss reserves) for total proceeds of approximately $6.7 million.  Included in this sale was $2.9 million of non-accrual commercial loans.  Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting both uneven economic conditions and somewhat soft real estate values in parts of Michigan and in certain markets where we have mortgage loans secured by resort properties (see Note #4 to the Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $118.9 million, or 8.6% of total Portfolio Loans, and $126.7 million, or 8.9% of total Portfolio Loans, at September 30, 2013 and December 31, 2012, respectively.

ORE and repossessed assets totaled $16.6 million at September 30, 2013, compared to $26.1 million at December 31, 2012. This decrease is primarily the result of sales and write-downs of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

Index
The ratio of loan net charge-offs to average loans was 0.65% on an annualized basis in the first nine months of 2013 compared to 1.46% in the first nine months of 2012.  The $10.0 million decline in loan net charge-offs primarily reflects a decrease of $5.0 million for commercial loans and $4.2 million for mortgage loans. These decreases in loan net charge-offs primarily reflect reduced levels of non-performing loans and some stabilization in collateral liquidation values.

Allowance for loan losses	Nine months ended
	September 30,
	2013		2012
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$44,275	$598	$58,884	$1,286
Additions (deduction)
Provision for loan losses	(3,153)	-	6,438	-
Recoveries credited to allowance	6,893	-	4,603	-
Loans charged against the allowance	(13,578)	-	(21,294)	-
Reclassification to loans held for sale	-	-	(610)	-
Additions (deductions) included in non-interest expense	-	(57)	-	(597)
Balance at end of period	$34,437	$541	$48,021	$689

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.65%		1.46%

Allocation of the Allowance for Loan Losses
	September 30,	December 31,
	2013	2012
	(In thousands)
Specific allocations	$16,183	$21,009
Other adversely rated loans	1,626	2,419
Historical loss allocations	10,284	12,943
Additional allocations based on subjective factors	6,344	7,904
Total	$34,437	$44,275

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.056 million credit and a $0.002 million expense in the first nine months of 2013 and 2012, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

Index
The allowance for loan losses decreased $9.8 million to $34.4 million at September 30, 2013 from $44.3 million at December 31, 2012 and was equal to 2.50% of total Portfolio Loans at September 30, 2013 compared to 3.12% at December 31, 2012. All four components of the allowance for loan losses outlined above declined in the first nine months of 2013. The allowance for loan losses related to specific loans decreased $4.8 million in 2013 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.8 million in 2013 primarily due to a decrease in the balance of such loans included in this component to $44.2 million at September 30, 2013 from $52.8 million at December 31, 2012. The allowance for loan losses related to historical losses decreased $2.7 million during 2013 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans) as well as due to a decline in the loan balances included in this component of the allowance calculation. The allowance for loan losses related to subjective factors decreased $1.6 million during 2013 primarily due to the improvement of various economic indicators used in computing this portion of the allowance as well as the overall reduction in total Portfolio Loans.

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

Deposits totaled $1.85 billion and $1.78 billion at September 30, 2013 and December 31, 2012, respectively.  The $69.8 million increase in deposits in 2013 is primarily due to growth in checking and savings account balances.  Reciprocal deposits totaled $55.9 million and $33.2 million at September 30, 2013 and December 31, 2012, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  With the expiration of the Transaction Account Guarantee Program (“TAGP”) on December 31, 2012, we have experienced an increase in reciprocal deposits during 2013.

Index
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be particularly susceptible to outflow. At September 30, 2013 we had approximately $333.5 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

During the fourth quarter of 2009 we prepaid our estimated quarterly deposit insurance premium assessments to the FDIC for periods through the fourth quarter of 2012. These estimated quarterly deposit insurance premium assessments were based on projected deposit balances over the assessment periods. The prepaid deposit insurance premium assessments totaled zero and $9.4 million at September 30, 2013 and December 31, 2012, respectively. The actual expense over the assessment periods was significantly lower than the original prepaid amount due to various factors including variances in the estimated compared to the actual assessment base and rates used during each assessment period.  We received the return of the overpayment of our prepaid assessment from the FDIC in June 2013.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Alternative Sources of Funds

	September 30,			December 31,
	2013			2012
		Average			Average
	Amount	Maturity	Rate	Amount	Maturity	Rate
	(Dollars in thousands)
Brokered CDs	$13,227	0.4 years	1.35%	$14,591	0.6 years	1.70%
Fixed rate FHLB advances	17,281	3.8 years	6.38	17,622	4.5 years	6.38
Total	$30,508	2.3 years	4.20%	$32,213	2.7 years	4.26%

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $17.3 million and $17.6 million at September 30, 2013 and December 31, 2012, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2013, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $86.4 million, or 4.6% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.

Index
Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008. In June 2013, we terminated our last remaining interest-rate swap, which had an aggregate notional amount of $10.0 million.

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

At September 30, 2013 we had $269.1 million of time deposits that mature in the next twelve months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.43 billion of our deposits at September 30, 2013 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown (excluding the Branch Sale) or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We believe that we currently have adequate liquidity at our Bank because of our cash and cash equivalents, our portfolio of securities available for sale, our access to secured advances from the FHLB, our ability to issue Brokered CDs and our improved financial metrics.

Index
We also believe that the available cash on hand of approximately $20.8 million at the parent company as of September 30, 2013 (this cash balance was reduced by approximately $9.2 million with the redemption of the trust preferred securities issued by IBC Capital Finance II on October 11, 2013), as well as the potential future transfer of funds from the Bank to the parent company through returns of capital or through dividends, provide sufficient liquidity resources at the parent company to meet operating expenses and to make interest payments on the subordinated debentures for the foreseeable future.

During the third quarter of 2013 we received regulatory approval for each of the following initiatives:

•	A transfer of capital from our Bank to the parent company of $7.5 million to permit the payment of all deferred and unpaid interest on our trust preferred securities.
•	The resumption of interest payments on our trust preferred securities.
•	The purchase of our Series B Preferred Stock, including any and all accrued and unpaid dividends, and the purchase of the Amended Warrant for total cash consideration of $81.0 million, all as provided for in the SPA.
•	Redemption of the trust preferred securities issued by IBC Capital Finance II.

Effective management of capital resources is critical to our mission to create value for our shareholders. Our capital structure currently includes cumulative trust preferred securities.

Capitalization
	September 30,	December 31,
	2013	2012
	(In thousands)
Subordinated debentures	$50,175	$50,175
Amount not qualifying as regulatory capital	(1,507)	(1,507)
Amount qualifying as regulatory capital	48,668	48,668
Shareholders’ Equity
Convertible preferred stock	-	84,204
Common stock	350,926	251,237
Accumulated deficit	(115,155)	(192,408)
Accumulated other comprehensive loss	(9,170)	(8,058)
Total shareholders’ equity	226,601	134,975
Total capitalization	$275,269	$183,643

We have four special purpose entities that originally issued $90.1 million of cumulative trust preferred securities. On June 23, 2010, we issued 5.1 million shares of our common stock (having a fair value of approximately $23.5 million on the date of the exchange) in exchange for $41.4 million in liquidation amount of trust preferred securities and $2.3 million of accrued and unpaid interest on such securities. As a result, at September 30, 2013 and December 31, 2012, $48.7 million of cumulative trust preferred securities remained outstanding. These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.  On October 11, 2013 we redeemed all ($9.2 million) of the outstanding trust preferred securities issued by IBC Capital Finance II and liquidated this entity shortly thereafter.  The trust preferred securities issued by IBC Capital Finance II had an interest rate of 8.25%.  The redemption of these securities will reduce our interest expense by approximately $0.8 million annually.

Index
The Federal Reserve Board has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2013. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

On August 30, 2013 we redeemed the Series B Preferred Stock and the Amended Warrant and exited TARP by making an $81.0 million payment to the UST pursuant to the SPA.  See Note #15 to the Condensed Consolidated Financial Statements included within this report for additional information about the Series B Preferred Stock and the Amended Warrant.

Shareholders’ equity applicable to common stock increased to $226.6 million at September 30, 2013 from $50.8 million at December 31, 2012 due primarily to our Common Stock Offering and our net income during the first nine months of 2013. Our tangible common equity (“TCE”) totaled $223.2 million and $46.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 10.24% at September 30, 2013 compared to 2.32% at December 31, 2012.

Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $55.3 million at September 30, 2013, under Michigan banking regulations the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. Also see Note #11 to the Condensed Consolidated Financial Statements included within this report.

The payment of dividends on our common stock is also restricted and governed by the terms of our trust preferred securities, as follows:

The terms of the subordinated debentures and trust indentures (the “Indentures”) related to our trust preferred securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the Indentures) has occurred and is continuing. We are not in default with respect to the Indentures, and the deferral of interest does not constitute an event of default under the Indentures. While we defer the payment of interest, we will continue to accrue the interest expense owed at the applicable interest rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period on the Indentures, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of our capital stock.  We resumed interest payments on our outstanding trust preferred securities in the third quarter of 2013.

Index
As of September 30, 2013, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see Note #11 to the Condensed Consolidated Financial Statements included within this report).

On July 7, 2010 we executed an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale of shares of our common stock. These agreements served to establish an equity line facility as a contingent source of liquidity at the parent company level. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $15.0 million of our common stock over a 36-month period that ended November 1, 2013. We had the right, but no obligation, to draw on this equity line facility from time to time during such 36-month period by selling shares of our common stock to Dutchess. The sales price was at a 5% discount to the market price of our common stock at the time of the draw (as such market price was determined pursuant to the terms of the Investment Agreement). Through September 30, 2013, we had sold a total of 1,399,422 shares (including 168,941 shares during the first nine months of 2013) of our common stock to Dutchess under this equity line for total net proceeds of approximately $4.2 million.  Given the existing cash levels and our forecasted future cash needs at the parent company along with our expectation that the Bank will be able to transfer funds to the parent company at a future date, we determined to not renew this equity line facility on November 1, 2013.

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
September 30, 2013
200 basis point rise	$392,200	8.49%	$78,500	5.37%
100 basis point rise	378,400	4.67	76,100	2.15
Base-rate scenario	361,500	-	74,500	-
100 basis point decline	338,600	(6.33)	73,800	(0.94)

December 31, 2012
200 basis point rise	$262,100	24.81%	$81,200	6.01%
100 basis point rise	240,000	14.29	78,600	2.61
Base-rate scenario	210,000	-	76,600	-
100 basis point decline	180,400	(14.10)	75,500	(1.44)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

Index
Regulatory developments.  On October 25, 2011, the respective Boards of Directors of the Company and the Bank entered into a Memorandum of Understanding (“MOU”) with the FRB and the Michigan Department of Insurance and Financial Services (“DIFS”). The MOU largely duplicated certain provisions of board resolutions that were already in place, but also had the following specific requirements:

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

Effective March 26, 2013, the FRB and DIFS terminated the MOU.  Also on that date, the respective Boards of Directors of the Company and the Bank passed resolutions that required the following:

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

During the third quarter of 2013 the FRB and DIFS informed us that the Board resolutions no longer needed to be in place.  Accordingly, on October 22, 2013, the above described resolutions were rescinded by the Board of Directors of the Company and the Bank.

 LITIGATION MATTERS

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.5 million.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2013, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2013, the Company issued 8,192 shares of common stock to non-employee directors on a current basis and 5,355 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on July 1, 2013, at a price of $6.29 per share, representing aggregate fees of $0.1 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2013:

				Total Number of	Remaining
				Shares Purchased	Number of
				as Part of a	Shares Authorized
	Total Number of		Average Price	Publicly	for Purchase
Period	Shares Purchased		Paid Per Share	Announced Plan	Under the Plan
July 2013	-		$-	-	NA
August 2013	53,044	(1)	9.50	-	NA
September 2013	-		-	-	NA
Total	53,044		$9.50	-	NA

(1)	Restricted stock units granted in 2011 vested during August, 2013. The shares disclosed in this table are shares withheld from the shares that would otherwise have been issued to certain executive officers in order to satisfy tax withholding obligations resulting from such vesting.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	11.	Computation of Earnings Per Share.
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	101.	INS Instance Document
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

Date	November 7, 2013	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 7, 2013	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer