Form 10-K
period 2013-12-31
INDEPENDENT BANK CORP /MI/
filed 2014-03-07
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013, was $56,411,932.

The number of shares outstanding of the registrant's common stock as of March 6, 2014 was 22,920,730.

Documents incorporated by reference:  Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 36-37

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not statements of historical fact, including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends.  These forward-looking statements express our current expectations, forecasts of future events, or long-term goals.  They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect.   Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:

•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business;
•	economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our bank operates;
•	the failure of assumptions underlying the establishment of, and provisions made to, our allowance for loan losses;
•	the failure of assumptions underlying our estimate of probable incurred losses from vehicle service contract payment plan counterparty contingencies, including our assumptions regarding future cancellations of vehicle service contracts, the value to us of collateral that may be available to recover funds due from our counterparties, and our ability to enforce the contractual obligations of our counterparties to pay amounts owing to us;
•	increased competition in the financial services industry, either nationally or regionally;
•	our ability to achieve loan and deposit growth;
•	volatility and direction of market interest rates;
•	the continued services of our management team; and
•	implementation of new legislation, which may have significant effects on us and the financial services industry.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K, but the list is not intended to be all-inclusive.  The risk factors disclosed in Part I – Item 1A below include all known risks our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks may not be the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

ITEM 1.	BUSINESS

Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company.  We are registered under the Bank Holding Company Act of 1956, as amended, and own all of the outstanding stock of Independent Bank (the "bank"), which is also organized under the laws of the State of Michigan.

Aside from the stock of our bank, we have no other substantial assets.  We conduct no business except for the collection of dividends or returns of capital from our bank and the payment of dividends to our shareholders and the payment of interest on subordinated debentures.  Currently, we are not paying any dividends on our common stock.  We have established certain employee retirement plans, including an employee stock ownership plan (ESOP) and deferred compensation plans, as well as health and other insurance programs, the cost of which is borne by our subsidiaries.  We have no material patents, trademarks, licenses or franchises except the corporate charter of our bank, which permits it to engage in commercial banking pursuant to Michigan law.

Our bank transacts business in the single industry of commercial banking.  It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across lower Michigan, which are served by the bank's main office in Ionia, Michigan, and a total of 70 branches, 2 drive-thru facilities, and 5 loan production offices.  Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs).  In addition, we provide internet and mobile banking capabilities to our customers.  We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

Our bank competes with other commercial banks, savings banks, credit unions, mortgage banking companies, securities brokerage companies, insurance companies, and money market mutual funds.  Many of these competitors have substantially greater resources than we do and offer certain services that we do not currently provide.  Such competitors may also have greater lending limits than our bank.  In addition, non-bank competitors are generally not subject to the extensive regulations applicable to us.  Price (the interest charged on loans and paid on deposits) remains a principal means of competition within the financial services industry.  Our bank also competes on the basis of service and convenience in providing financial services.

As of December 31, 2013, our bank had total loans (excluding loans held for sale) of $1.375 billion and total deposits of $1.885 billion.  As of December 31, 2013, we had 723 full-time employees and 173 part-time employees.

In addition to general banking services, our bank also offers title insurance services through a separate subsidiary and investment and insurance services through a third party agreement with Cetera Investment Services LLC.

Mepco Finance Corporation ("Mepco"), a subsidiary of our bank, acquires and services payment plans used by consumers to purchase vehicle service contracts provided and administered by third parties.  Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts to consumers. The payment plans (which are classified as payment plan receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the counterparties). Mepco does not have recourse against the consumer for non-payment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco.

ITEM 1.	BUSINESS (continued)

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2013	2012	2011
Interest and fees on loans	61.1%	57.5%	68.4%
Other interest income	4.9	3.5	2.6
Non-interest income	34.0	39.0	29.0
	100.0%	100.0%	100.0%

Recent Developments

On December 7, 2012, we sold 21 branches to another financial institution (the “Branch Sale”), including 6 branches in the Battle Creek market area and 15 branches in northeast Michigan.  The Branch Sale resulted in the transfer of approximately $403.1 million of deposits in exchange for our receipt of a deposit premium of approximately $11.5 million.  It also resulted in the sale of approximately $48.0 million of loans at a discount of 1.75%, the sale of premises and equipment totaling approximately $8.1 million, and our transfer of $336.1 million of cash to the purchaser.  We recorded a net gain on the Branch Sale of approximately $5.4 million in the fourth quarter of 2012.

In addition to the Branch Sale, we have closed or consolidated a total of 15 other branch locations since 2011.

In 2013, we successfully completed the implementation of a capital plan we had adopted to restore and improve our capital position.  In particular, during the third quarter of 2013, we completed the following:

•	On July 26, 2013, we executed a Securities Purchase Agreement with the United States Department of the Treasury (“UST” or “Treasury”), pursuant to which we agreed to purchase from the UST for $81.0 million in cash consideration: (i) 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”), including any and all accrued and unpaid dividends; and (ii) the Amended and Restated Warrant to purchase up to 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Warrant”);

•	We sold a total of 13.225 million shares of our common stock in a public offering for total net proceeds of $97.1 million (including 11.5 million shares sold on August 28, 2013, and 1.725 million shares sold on September 10, 2013 pursuant to the underwriters’ overallotment option), after payment of $5.4 million in underwriting discounts and other offering expenses;

•	On August 29, 2013, we brought current the interest payments and quarterly dividends we had been deferring since the fourth quarter of 2009 on all of our subordinated debentures and trust preferred securities;

•	On August 30, 2013, we completed the redemption of the Series B Preferred Stock and Warrant from the UST pursuant to the terms of the Securities Purchase Agreement described above, which resulted in our exit from the Troubled Asset Relief Program (TARP);

•	On October 11, 2013, we redeemed all of the 8.25% trust preferred securities ($9.2 million) issued by IBC Capital Finance II, which will reduce our annual interest expense by approximately $0.8 million.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting us.  This summary is qualified in its entirety by reference to the particular statutes and regulations.  A change in applicable laws or regulations may have a material effect on us and our bank.

ITEM 1.	BUSINESS (continued)

General

Financial institutions and their holding companies are extensively regulated under federal and state law.  Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Federal Reserve, the FDIC, the Michigan Department of Insurance and Financial Services (“Michigan DIFS”), the Internal Revenue Service, and state taxing authorities.  The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot necessarily be predicted.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends.  The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC's deposit insurance fund, our depositors, and the public, rather than our shareholders.

Regulatory Developments

Troubled Assets Relief Program (TARP).  TARP was created pursuant to the Emergency Economic Stabilization Act of 2008 (EESA).  Under TARP, the Treasury authorized a voluntary Capital Purchase Program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate. Participating companies were required to adopt certain standards for executive compensation, including prohibiting certain "golden parachute" payments to senior executive officers; requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution.  In addition, pursuant to the American Recovery and Reinvestment Act of 2009, TARP recipients were subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remained outstanding:

•	limits on compensation incentives for risk-taking by senior executive officers;
•	requirement of recovery of any compensation paid based on inaccurate financial information;
•	prohibition on certain "golden parachute payments";
•	prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;
•	establishment of board compensation committees by publicly-registered TARP recipients comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;
•	prohibition on bonuses, retention awards, and incentive compensation, except for payments of long-term restricted stock; and
•	limitation on luxury expenditures.

On December 12, 2008, we participated in TARP through the CPP and issued $72 million in capital to the Treasury in the form of Series A Preferred Stock that paid cash dividends at the rate of 5% per annum through February 14, 2014, and 9% per annum thereafter. In addition, the Treasury received a warrant to purchase 346,154 shares of our common stock at a price of $31.20 per share.  On April 16, 2010, we closed on an exchange transaction with the Treasury in which the Treasury accepted our newly-issued shares of Series B Preferred Stock in exchange for the entire $72 million in aggregate liquidation value of the shares of Series A Preferred Stock, plus the value of all accrued and unpaid dividends on such shares of Series A Preferred Stock (approximately $2.4 million).  The shares of Series B Preferred Stock had an aggregate liquidation amount equal to $74,426,000.  As described above we redeemed the Series B Preferred Stock and the warrant held by the Treasury and exited TARP on August 30, 2013.   As a result, we are no longer subject to the various restrictions and standards described above.

Homeowner Affordability and Stability Plan.  On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan ("HASP"). The HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	access to low-cost refinancing for responsible homeowners suffering from falling home prices;
•	a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes; and

ITEM 1.	BUSINESS (continued)

•	support of low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

The Treasury has issued extensive guidance on the scope and mechanics of various components of HASP.  We continue to monitor these developments and assess their potential impact on our business.

Dodd-Frank Act.  On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  This federal law includes the following:

•	the creation of the Consumer Financial Protection Bureau (CFPB) with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;
•	the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;
•	provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;
•	a provision that broadens the base for FDIC insurance assessments and permanently increases FDIC deposit insurance to $250,000;
•	provisions that change the assessment base for federal deposit insurance (from the amount of insured deposits to consolidated assets less tangible capital) and increase the minimum ratio of reserves to deposits to 1.35%;
•	a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets are set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard;
•	a provision that requires bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and
•	new restrictions on how mortgage brokers and loan originators may be compensated.

The CFPB has issued new consumer protection regulations, including regulations that impact residential mortgage lending and servicing. In addition, the CFPB is in the process of drafting additional regulations that will change certain disclosure requirements used with respect to residential mortgage lending. We have experienced, and expect to continue to experience, increased costs and expenses related to compliance with these and other new consumer protection and other regulations.  The Dodd-Frank Act and regulations being issued as a result of the Dodd-Frank Act have had, and we expect will continue to have, a significant impact on the banking industry, including our organization.

New Capital Rules Under Basel III.  On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The application of the New Capital Rules to our organization is described below.

Volcker Rule. The federal banking agencies and the SEC published final regulations to implement the Volcker Rule on December 10, 2013. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring "covered funds" (e.g. hedge funds and private equity funds). The final rule becomes effective April 1, 2014, with full compliance generally required by July 21, 2015.   We do not currently expect implementation of the Volcker Rule to have a material impact on our business as we believe our investment activity will involve only investments exempt from the Volcker Rule.

ITEM 1.	BUSINESS (continued)

Future Legislation.  Various other legislative and regulatory initiatives, including proposals to overhaul the bank regulatory system, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Such future legislation regarding financial institutions may change banking statutes and our operating environment in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among organizations within the industry. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or results of operations.

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

In addition, if the Michigan DIFS deems a bank's capital to be impaired, it may require a bank to restore its capital by special assessment upon the bank holding company, as the bank's sole shareholder.  If the bank holding company failed to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank's capital.

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

Investments and Activities.     Federal law places restrictions on the ability of our holding company to engage in certain transactions, make investments, and participate (directly or indirectly through a subsidiary) in various activities.

In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA.  In acting on such applications, the Federal Reserve must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

The merger or consolidation of an existing bank subsidiary of a bank holding company with another bank, or the acquisition by such a subsidiary of the assets of another bank, or the assumption of the deposit and other liabilities by such a subsidiary requires the prior written approval of the responsible federal regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA.  In addition, in certain cases, an application to, and the prior approval of, the Federal Reserve under the BHCA and/or Michigan DIFS under Michigan banking laws, may be required.

ITEM 1.	BUSINESS (continued)

With certain limited exceptions, the BHCA prohibits any bank holding company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.  Under current Federal Reserve regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations.  Well-capitalized and well-managed bank holding companies may, however, engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve, provided that written notice of the new activity is given to the Federal Reserve within 10 business days after the activity is commenced.  If a bank holding company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank holding company.

Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity the Federal Reserve, in consultation with the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.  We have not applied for approval to operate as a financial holding company and have no current intention of doing so.

Capital Requirements.  The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies.  If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets.  The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly-rated companies with minimum requirements of 4% to 5% for all others.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.  The risk‑based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  The federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

Our Tier 1 capital as of December 31, 2013, includes $39.5 million of trust preferred securities (classified on our balance sheet as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

We are subject to the New Capital Rules described above beginning on January 1, 2015.  The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016.  Also, under the New Capital Rules, our existing trust preferred securities are grandfathered as qualifying regulatory capital.  We believe that we currently exceed all of the capital ratio requirements of the New Capital Rules.

Dividends.  Historically, most of our revenues have been received in the form of dividends paid by our bank. We can also make requests for returns of capital from our bank; however, such requests require the approval of both the Federal Reserve and the Michigan DIFS.  Thus, our ability to pay dividends to our shareholders is indirectly limited by restrictions on the ability of our bank to pay dividends or return capital to us, as described below.  Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.  The Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  The "prompt corrective action" provisions of federal law and regulation authorize the Federal Reserve to restrict the amount of dividends that can be paid by an insured bank that fails to meet specified capital levels.

ITEM 1.	BUSINESS (continued)

In addition to the restrictions on dividends imposed by the Federal Reserve, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if, after the distribution, the corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

We have not paid any dividend to our shareholders since the third quarter of 2009.  The timing of our ability to resume paying dividends to our shareholders is primarily dependent on the ability of our bank to pay dividends or make a return of capital to us, as described below.

Change in Control Limitations.  Subject to certain exceptions, the Change in the Bank Control Act ("Control Act") and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company.  Pursuant to the Control Act, the Federal Reserve has the authority to prevent any such acquisition.  Transactions that are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution.

Federal Securities Regulation.  Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Independent Bank

Independent Bank is a Michigan banking corporation and a member of the Federal Reserve System, and its deposit accounts are insured by the FDIC's Deposit Insurance Fund ("DIF").  As a member of the Federal Reserve System and a Michigan-chartered bank, our bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve as its primary federal regulator and the Michigan DIFS as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to our bank and its operations extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

Deposit Insurance.  As an FDIC-insured institution, our bank is required to pay deposit insurance premium assessments to the FDIC.  Under the FDIC's risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories (Risk Categories I, II, III, and IV), based primarily on their level of capital and supervisory evaluations, for purposes of determining the institution's assessment rate.  Deposit insurance premium assessments are generally based on an institution's total assets minus its tangible equity.

During the fourth quarter of 2009, we were required to prepay estimated quarterly deposit insurance premium assessments to the FDIC for the years 2010, 2011, and 2012.  The actual expense over the assessment period was significantly lower than the amount prepaid, and we received a return of the overpayment from the FDIC during the second quarter of 2013.

FICO Assessments.  Our bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund, which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis.  It is estimated that FICO assessments during this period will be approximately 0.006% of average tangible assets.

ITEM 1.	BUSINESS (continued)

Michigan DIFS Assessments.  Michigan banks are required to pay supervisory fees to the Michigan DIFS to fund their operations.  The amount of supervisory fees paid by a bank is based upon the bank's total assets.

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

At December 31, 2013, our bank's ratios exceeded minimum requirements for the well-capitalized category.

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

In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice.  This could include a failure by the institution to correct the deficiency following receipt of a less-than-satisfactory rating on its most recent examination report.

Dividends.  Under Michigan law, banks are restricted as to the maximum amount of dividends they may pay on their common stock.  Our bank may not pay dividends except out of its net income after deducting its losses and bad debts.  In addition, a Michigan bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20 percent of its capital after the payment of the dividend.

ITEM 1.	BUSINESS (continued)

In addition, as a member of the Federal Reserve System, our bank is required to obtain the prior approval of the Federal Reserve for the declaration or payment of a dividend if the total of all dividends declared in any year will exceed the total of (a) the bank's retained net income (as defined by federal regulation) for that year, plus (b) the bank's retained net income for the preceding two years.

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

At December 31, 2013, our bank had negative retained earnings of approximately $50.0 million and therefore cannot pay dividends to the holding company.  In lieu of the payment of dividends, we intend to make periodic requests to the Federal Reserve and the Michigan DIFS to approve a return of capital from our bank.  In August 2013, pursuant to a request approved by both the Federal Reserve and Michigan DIFS, our bank made a return of capital to our holding company in the amount of $7.5 million.

Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with us or our subsidiaries, which include investments in our stock or other securities issued by us or our subsidiaries, the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans, and extensions of credit to us or our subsidiaries.  Certain limitations and reporting requirements are also placed on extensions of credit by our bank to the directors and officers of the holding company, the bank, and the subsidiaries of the bank; to the principal shareholders of the holding company; and to "related interests" of such directors, officers, and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our bank maintains a correspondent relationship.

Safety and Soundness Standards. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC adopted guidelines to establish operational and managerial standards to promote the safety and soundness of federally-insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

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

Consumer Banking.  Our bank's business includes making a variety of types of loans to individuals.  In making these loans, our bank is subject to state usury and other consumer protection laws and to various federal statutes, including provisions of the Gramm Leach-Bliley Act aimed at protecting the privacy of consumer financial information, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, and the regulations promulgated under these statutes, which (among other things) prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, our bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan.  The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan DIFS (1) the acquisition of Michigan banks by FDIC-insured banks or savings banks located in other states, (2) the sale by a Michigan bank of branches to an FDIC-insured bank or savings bank located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) the consolidation of Michigan banks and FDIC-insured banks or savings banks located in other states having laws permitting such consolidation, (4) the establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) the establishment by foreign banks of branches located in Michigan.

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

Available Information

Our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and all amendments to those reports are available free of charge through our website at www.IndependentBank.com as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC).

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE

I.	(A) DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
(B)	INTEREST RATES AND INTEREST DIFFERENTIAL
(C)	INTEREST RATES AND DIFFERENTIAL

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the book value of securities at December 31:

	2013	2012	2011
	(in thousands)

Trading - Preferred stock	$498	$110	$77
Available for sale
U.S agency residential mortgage-backed	$203,460	$127,412	$94,206
States and political subdivisions	153,678	39,051	27,317
Other asset backed	45,185	--	--
U.S agency	31,808	30,667	25,017
Corporate	19,137	--	--
Private label residential mortgage-backed	6,788	8,194	8,268
Trust preferred	2,425	3,089	2,636
Total	$462,481	$208,413	$157,444

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(B)                   The following table sets forth contractual maturities of securities at December 31, 2013 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Trading – Preferred stock							$498	0.00%

Tax equivalent adjustment for calculations of yield							$--

Available for sale
U.S agency residential mortgage-backed	$-		$43,265	1.85%	$132,911	1.18%	$27,284	1.65%
States and political subdivisions	12,948	1.28%	57,652	1.74	15,580	4.75	67,498	3.59
Other asset backed	7,259	0.43	24,940	0.62	9,031	0.89	3,955	1.00
U.S. agency	--		10,517	0.86	15,902	0.97	5,389	0.97
Corporate	2,004	0.70	16,137	1.12	996	1.87	--
Private label residential mortgage-backed	--		48	5.97	3,333	4.24	3,407	5.33
Trust preferred	--		--		--		2,425	1.58
Total	$22,211	0.95%	$152,559	1.46%	$177,753	1.52%	$109,958	2.89%

Tax equivalent adjustment for calculations of yield	$38		$211		$195		$282

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 35%.  The amount of the adjustment is as follows.

Available for sale	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis
Under 1 year	0.99%	0.29%	1.28%
1-5 years	1.37	0.37	1.74
5-10 years	3.50	1.25	4.75
After 10 years	3.17	0.42	3.59

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

III.	LOAN PORTFOLIO

(A)  The following table sets forth total loans outstanding at December 31:

	2013	2012	2011	2010	2009
	(in thousands)
Loans held for sale	$20,390	$50,779	$44,801	$50,098	$34,234
Mortgage	486,633	527,340	590,876	658,679	749,298
Commercial	635,234	617,258	651,155	707,530	840,367
Installment	192,065	189,849	219,559	245,644	303,366
Payment plan receivables	60,638	84,692	115,018	201,263	406,341
Total Loans	$1,394,960	$1,469,918	$1,621,409	$1,863,214	$2,333,606

The loan portfolio is periodically and systematically reviewed, and the results of these reviews are reported to the Board of Directors of our bank.  The purpose of these reviews is to assist in assuring proper loan documentation, to facilitate compliance with applicable laws and regulations, to provide for the early identification of potential problem loans (which enhances collection prospects) and to evaluate the adequacy of the allowance for loan losses.

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2013:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Mortgage	$1	$201	$47,972	$48,174
Commercial	180,053	401,533	53,648	635,234
Payment plan receivables	21,880	38,758	--	60,638
Total	$201,934	$440,492	$101,620	$744,046

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2013:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$304,979	$135,514	$440,493
Due after five years	42,472	59,148	101,620
Total	$347,451	$194,662	$542,113

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2013	2012	2011	2010	2009
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$17,905	$32,929	$59,309	$66,652	$105,965

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	--	7	574	928	3,940

(c) Loans not included above which are "troubled debt restructurings"as defined by accounting guidance	114,887	126,730	116,569	113,812	71,961

Total	$132,792	$159,666	$176,452	$181,392	$181,866

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $7,819,000 would have been earned in 2013 had loans in categories (a) and (c) remained at their original terms; however, only $5,753,000 was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2013.

At December 31, 2013, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2013, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2013, 2012 and 2011.  Total loans in 2010 and 2009 include $0.1 million and $1.7 million, respectively of payment plan receivables from customers domiciled in Canada.  There were no other foreign loans outstanding prior to that time.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A)  The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2013		2012		2011
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,394,960		$1,469,918		$1,621,409

Average total loans outstanding for the year (net of unearned fees)	$1,413,796		$1,550,456		$1,711,948

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$44,275	$598	$58,884	$1,286	$67,915	$1,322
Loans charged-off
Mortgage	6,319		10,741		15,608
Commercial	7,358		12,588		20,491
Installment	2,520		4,009		5,439
Payment plan receivables	35		70		186
Total loans charged-off	16,232		27,408		41,724

Recoveries of loans previously charged-off
Mortgage	1,996		1,581		1,441
Commercial	5,119		3,610		1,850
Installment	1,074		1,311		1,451
Payment plan receivables	81		20		5
Total recoveries	8,270		6,522		4,747
Net loans charged-off	7,962		20,886		36,977
Reclassification to loans held for sale			610
Additions (deductions) included in operations	(3,988)	(90)	6,887	(688)	27,946	(36)

Balance at end of year	$32,325	$508	$44,275	$598	$58,884	$1,286

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.56%		1.35%		2.16%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	2.32		3.01		3.63

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

	2010		2009
	(dollars in thousands)

Total loans outstanding at the end of the year (net of unearned fees)	$1,863,214		$2,333,606

Average total loans outstanding for the year (net of unearned fees)	$2,082,117		$2,470,568

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$81,717	$1,858	$57,900	$2,144
Loans charged-off
Mortgage	20,263		22,869
Commercial	36,108		51,840
Installment	7,726		7,562
Payment plan receivables	82		25
Total loans charged-off	64,179		82,296
Recoveries of loans previously
charged-off
Mortgage	1,155		791
Commercial	969		731
Installment	1,475		1,271
Payment plan receivables	13		2
Total recoveries	3,612		2,795
Net loans charged-off	60,567		79,501
Additions (deductions) included in operations	46,765	(536)	103,318	(286)
Balance at end of year	$67,915	$1,322	$81,717	$1,858

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	2.91%		3.22%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.65		3.50

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2013		2012		2011
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$6,827	45.5%	$11,402	42.2%	$18,183	40.2%
Mortgage	17,195	36.3	21,447	39.1	22,885	39.2
Installment	2,246	13.8	3,378	12.9	6,146	13.5
Payment plan receivables	97	4.4	144	5.8	197	7.1
Unallocated	5,960		7,904		11,473
Total	$32,325	100.0%	$44,275	100.0%	$58,884	100.0%

	2010		2009
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$23,836	38.0%	$41,259	36.1%
Mortgage	22,642	38.0	18,434	33.5
Installment	6,769	13.2	6,404	13.0
Payment plan receivables	389	10.8	754	17.4
Unallocated	14,279		14,866
Total	$67,915	100.0%	$81,717	100.0%

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2013		2012		2011
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$500,673		$523,926		$467,305
Savings and NOW	908,740	0.12%	1,060,882	0.17%	1,006,305	0.22%
Time deposits	423,291	1.08	552,903	1.28	656,944	1.98
Total	$1,832,704	0.31%	$2,137,711	0.42%	$2,130,554	0.72%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2013:

(in thousands)
Three months or less	$41,002
Over three through six months	43,107
Over six months through one year	58,268
Over one year	49,292
Total	$191,669

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income (loss) to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2013	2012	2011	2010	2009
Net income (loss) as a percent of(1)
Average common equity	64.22%	68.29%	(68.44)%	(54.38)%	(90.72)%
Average total assets	3.87	0.92	(1.02)	(0.75)	(3.17)

Dividends declared per share as a percent of diluted net income per share	0.00	0.00	0.00	0.00	NM

Average shareholders' equity as a percent of average total assets	8.69	4.82	4.76	3.92	5.80

 (1)These amounts are calculated using net income (loss) applicable to common stock.
NM – Not meaningful.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS

Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Part II, Item 8 of this report.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves risks, including (among others) the following factors:

General political, economic or industry conditions, either domestically or internationally, may be less favorable than expected.

Local, domestic, and international economic, political and industry-specific conditions affect the financial services industry, directly and indirectly. Conditions such as or related to inflation, recession, unemployment, volatile interest rates, international conflicts and other factors outside of our control, such as real estate values, energy costs, fuel prices, state and local municipal budget deficits, and government spending and the U.S. national debt, may, directly and indirectly, adversely affect us. As has been the case with the impact of recent economic conditions, economic downturns could result in the delinquency of outstanding loans, which could have a material adverse impact on our earnings.

Governmental monetary and fiscal policies may adversely affect the financial services industry, and therefore impact our financial condition and results of operations.

Monetary and fiscal policies of various governmental and regulatory agencies, particularly the Federal Reserve, affect the financial services industry, directly and indirectly. The Federal Reserve regulates the supply of money and credit in the U.S., and its monetary and fiscal policies determine in a large part our cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond our control and difficult to predict. Our financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

Volatility and disruptions in global capital and credit markets may adversely impact our business, financial condition and results of operations.

Global capital and credit markets are sometimes subject to periods of extreme volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to access capital and manage liquidity, which may adversely affect our business, financial condition and results of operations. Further, our customers may be adversely impacted by such conditions, which could have a negative impact on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose us to credit risk in the event of default by a counterparty. In addition, our credit risk may be impacted when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not adversely affect us and possibly be material in nature.

Changes in regulation or oversight may have a material adverse impact on our operations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve, the FDIC, the Michigan DIFS, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which we may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, investigations and limitations related to our securities, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS (continued)

In particular, Congress and other regulators have recently increased their focus on the regulation of the financial services industry.  The effects on us of recent legislation and regulatory actions cannot reliably be fully determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a worsening of current financial market conditions could adversely affect us. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be reliably determined at this time, and such impact may adversely affect us.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $17.9 million and $32.9 million at December 31, 2013 and December 31, 2012, respectively. Our allowance coverage ratio of non-performing loans was 180.5% and 134.4% at December 31, 2013 and December 31, 2012, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results.

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

We have credit risk in our securities portfolio.

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $7.0 million as of December 31, 2013 (compared to approximately $2.6 million as of December 31, 2012). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

The assumptions we make in calculating estimated potential losses on vehicle service contract counterparty receivables for Mepco may be inaccurate, which could lead to vehicle service contract counterparty contingencies expense that is materially greater than the charges we have taken to date.

One of our subsidiaries, Mepco, is engaged in the business of acquiring and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers (which we refer to as Mepco's "counterparties") become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco.  These obligations of Mepco's counterparties are shown as "vehicle service contract counterparty receivables" in our Consolidated Statements of Financial Condition.  At December 31, 2013, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of "vehicle service contract counterparty contingencies expense," totaled $7.7 million.  This compares to a balance of $18.4 million and $29.3 million at December 31, 2012, and December 31, 2011, respectively.

ITEM 1A.	RISK FACTORS (continued)

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

Historically, Mepco's counterparties generally fulfilled their obligations to Mepco to refund Mepco the amounts owed upon cancellation of the service contracts.  However, events in the vehicle service contract industry starting in approximately 2009 significantly increased the size of these counterparty obligations.  These events, which included allegations that several service contract providers violated telemarketing and other consumer protection laws, contributed to significantly higher cancellation rates for outstanding service contracts and significantly lower sales of new service contract products which, in turn, contributed to several of Mepco's counterparties either going out of business or defaulting on their obligations to Mepco.  Although Mepco generally has recourse against more than one counterparty upon the cancellation of a service contract, Mepco did not historically have to enforce its rights against one counterparty (e.g., the administrator of a particular service contract that cancelled) based upon the default of a second counterparty (e.g., the seller of the service contract).  As Mepco has begun to enforce these rights in recent years, certain of its counterparties are challenging their payment obligations to Mepco.  Mepco is currently involved in litigation with several counterparties to enforce Mepco's rights to collect refunds owing from those counterparties.  We may need to initiate additional lawsuits against other counterparties that do not pay their obligations to Mepco.

In evaluating the collectability of these receivables, Mepco estimates probable incurred losses that Mepco expects to incur as a result of being unable to fully collect all amounts owing to Mepco.  The aggregate amount of these probable incurred losses (shown as "vehicle service contract counterparty contingencies expense" in our Consolidated Statements of Operations) was $4.8 million, $1.6 million and $11.0 million in 2013, 2012 and 2011, respectively.

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

Mepco faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans. Mepco's business is highly specialized, and its results of operation depend largely on the continued services of its executives and other key employees familiar with its business. In addition, because activity in this market is conducted primarily through relationships with unaffiliated vehicle service contract direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight are generally more difficult than in our bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of material loss in this business.  As of December 31, 2013, Mepco had total assets of $94.6 million, which amounts to 4.3 percent of our consolidated assets.

ITEM 1A.	RISK FACTORS (continued)

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.  We realized net gains of $10.0 million on mortgage loans during 2013 compared to $17.3 million during 2012 and $9.3 million during 2011.

We are subject to liquidity risk in our operations, which could adversely impact our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and earnings retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding. If we are unable to maintain adequate liquidity, then our business, financial condition and results of operations could be negatively impacted.

Our parent company must rely on dividends or returns of capital from our bank for most of its cash flow.

Our parent company is a separate and distinct legal entity from our bank.  Generally, our parent company receives substantially all of its cash flow from dividends or returns of capital from our subsidiary bank. These dividends or returns of capital are the principal source of funds to pay our parent company’s operating expenses and for cash dividends on our common stock. Various federal and/or state laws and regulations limit the amount of dividends that the bank may pay to the parent company.  For example, at the present time, because our bank has negative retained earnings, it is not permitted to pay any dividends to our parent company.  Therefore, we have recently made requests for a return of capital from the bank to our parent company.  A return of capital request requires approval by our federal and state bank regulators, and there is no assurance that we will obtain such approval.  In the event our bank cannot obtain approval for a return of capital or is unable to pay future dividends to our parent company, we may not be able to pay future cash dividends on our common stock.

Any future strategic acquisitions or divestitures may present certain risks to our business and operations.

Difficulties in capitalizing on the opportunities presented by a future acquisition may prevent us from fully achieving the expected benefits from the acquisition, or may cause the achievement of such expectations to take longer to realize than expected.  Further, the assimilation of the acquired entity's customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired entity or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These matters could have an adverse effect on us for an undetermined period. We will be subject to similar risks and difficulties in connection with any future decisions to downsize, sell or close units or otherwise change our business mix.

Compliance with new capital requirements may adversely affect us.

The capital requirements applicable to us as a bank holding company as well as to our subsidiary bank are in the process of being substantially revised, in connection with Basel III and the requirements of the Financial Reform Act. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition and/or existing shareholders. The ultimate impact of the new capital requirements cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. bank regulators. However, maintaining higher levels of capital may reduce our profitability and otherwise adversely affect our business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS (continued)

Declines in the businesses or industries of our customers could cause increased credit losses, which could adversely affect us.

Our business customer base consists, in part, of customers in volatile businesses and industries such as the automotive production industry and the real estate business. These industries are sensitive to global economic conditions and supply chain factors. Any decline in one of those customers' businesses or industries could cause increased credit losses, which in turn could adversely affect us.

The introduction, implementation, withdrawal, success and timing of business initiatives and strategies may be less successful or may be different than anticipated, which could adversely affect our business.

We make certain projections and develop plans and strategies for our banking and financial products. If we do not accurately determine demand for or changes in our banking and financial product needs, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material adverse effect on our business.  For example, in May 2014, we plan to convert our debit card base from the VISA brand to the MasterCard brand.  We anticipate generating more net interchange revenue as a result of this change.  However, difficulties encountered in converting our card base or in our customers’ acceptance of the brand change could adversely impact our business and results of operations.

We may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to our customers.

The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in our operations. We may not be able to effectively develop new technology-driven products and services or be successful in marketing or supporting these products and services to our customers, which could have a material adverse impact on our financial condition and results of operations.

Operational difficulties, failure of technology infrastructure or information security incidents could adversely affect our business and operations.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, failure of our controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Given the high volume of transactions we process, certain errors may be repeated or compounded before they are identified and resolved.  In particular, our operations rely on the secure processing, storage and transmission of confidential and other information on our technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

We also face the risk of operational disruption, failure or capacity constraints due to our dependency on third party vendors for components of our business infrastructure, including our core data processing systems which are largely outsourced. While we have selected these third party vendors carefully, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to us.

ITEM 1A.	RISK FACTORS (continued)

The occurrence of any failure or interruption in our operations or information systems, or any security breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

Changes in the financial markets, including fluctuations in interest rates and their impact on deposit pricing, could adversely affect our net interest income and financial condition.

The operations of financial institutions such as us are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Our financial results could be materially adversely impacted by changes in financial market conditions.

Competitive product and pricing pressures among financial institutions within our markets may change.

We operate in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which we operate. We compete with large national and regional financial institutions and with smaller financial institutions in terms of products and pricing. If we are unable to compete effectively in products and pricing in our markets, business could decline, which could have a material adverse effect on our business, financial condition or results of operations.

Changes in customer behavior may adversely impact our business, financial condition and results of operations.

We use a variety of methods to anticipate customer behavior as a part of our strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements.

Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.

Our ability to maintain and expand customer relationships may differ from expectations

The financial services industry is very competitive. We not only vie for business opportunities with new customers, but also compete to maintain and expand the relationships we have with our existing customers. While we believe that we can continue to grow many of these relationships, we will continue to experience pressures to maintain these relationships as our competitors attempt to capture our customers. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact our earnings.

Our ability to retain key officers and employees may change.

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

ITEM 1A.	RISK FACTORS (continued)

Further, our ability to retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. Our business, financial condition or results of operations could be materially adversely affected by the loss of any key employees, or our inability to attract and retain skilled employees.

Legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us, could adversely affect us or the financial services industry in general.

We have been, and may in the future be, subject to various legal and regulatory proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such matters could result in actions by our regulators that could materially adversely affect our business, financial condition or results of operations.

Methods of reducing risk exposures might not be effective.

Instruments, systems and strategies used to hedge or otherwise manage exposure to various types of credit, market and liquidity, operational, compliance, business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk, which could have a material adverse impact on our business, financial condition or results of operations.

Terrorist activities or other hostilities may adversely affect the general economy, financial and capital markets, specific industries, and us.

Terrorist attacks or other hostilities may disrupt our operations or those of our customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economies in general and consumer confidence and spending in particular, which could harm our operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a material adverse impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may adversely affect the general economy, financial and capital markets, specific industries, and us.

We have significant operations and a significant customer base in Michigan where natural and other disasters may occur, such as tornadoes and floods. These types of natural catastrophic events at times have disrupted the local economy, our business, and our customers and have posed physical risks to our property. In addition, catastrophic events occurring in other regions of the world may have an impact on our customers and in turn, on us. A significant catastrophic event could materially adversely affect our operating results.

Changes in accounting standards could materially impact our financial statements.

From time to time, changes are made to the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

Our failure to appropriately apply certain critical accounting policies could result in our misstatement of our financial results and condition.

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. We must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. GAAP. In some cases, we must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

ITEM 1A.	RISK FACTORS (continued)

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

The trading price of our common stock may be subject to significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

•	variations in quarterly or annual results of operations;
•	changes in dividends per share;
•	deterioration in asset quality, including declining real estate values;
•	changes in interest rates;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•	regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated;
•	new regulations that limit or significantly change our ability to continue to offer products or services;
•	volatility of stock market prices and volumes;
•	issuance of additional shares of common stock or other debt or equity securities;
•	changes in market valuations of similar companies;
•	changes in securities analysts' estimates of financial performance or recommendations;
•	perceptions in the marketplace regarding the financial services industry, us and/or our competitors; and/or
•	the occurrence of any one or more of the risk factors described above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

The following sets forth certain information with respect to our executive officers at February 21, 2014.

		First elected
		as an executive
Name (Age)	Position	officer
William B. Kessel (49)	President, Chief Executive Officer and Director (1)	2004

Michael M. Magee, Jr. (58)	Executive Chairman of the Board of Directors and Director (2)	1993

Robert N. Shuster (56)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (54)	Executive Vice President and Chief Risk Officer	2007

David C. Reglin (54)	Executive Vice President, Retail Banking	1998

Mark L. Collins (56)	Executive Vice President, General Counsel (3)	2009

Dennis J. Mack (52)	Executive Vice President and Chief Lending Officer (4)	2012

Richard E. Butler (62)	Senior Vice President, Operations	1998

Peter R. Graves (56)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (48)	Senior Vice President, Controller	2002

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

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption "Quarterly Financial Data" in our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2013 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Internal Control Over Financial Reporting.
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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control — Integrated Framework. Based on our assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/William B. Kessel.	/s/Robert N. Shuster
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 7, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors, set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to the additional item under Part I of this report on Form 10-K.

CODE OF ETHICS - We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers.  A copy of our Code of Ethics is posted on our website at www.IndependentBank.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, P.O. Box 491, Ionia, Michigan 48846.

CORPORATE GOVERNANCE – Information relating to certain functions and the composition of our board committees, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", "Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	320,300	$4.52	493,196

Equity compensation plan not approved by security holders	None	N/A	250,889

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

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

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 22, 2014 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final three pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2014.

INDEPENDENT BANK CORPORATION

s/Robert N. Shuster	Robert N. Shuster, Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each director whose signature appears below hereby appoints William B. Kessel and Robert N. Shuster and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

William B. Kessel, President, Chief
Executive Officer, and Director
(Principal Executive Officer)	s/William B. Kessel	March 7, 2014
Robert N. Shuster, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)	s/Robert N. Shuster	March 7, 2014
James J. Twarozynski, Senior Vice
President and Controller
(Principal Accounting Officer)	s/James J. Twarozynski	March 7, 2014

Michael M. Magee, Jr., Executive
Chairman and Director	s/Michael M. Magee Jr.	March 3, 2014

William J. Boer, Director	s/William J. Boer	March 3, 2014

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 3, 2014

Terry L. Haske, Director	s/Terry L. Haske	March 3, 2014

Robert L. Hetzler, Director	s/Robert L. Hetzler	March 3, 2014

William B. Kessel, Director	s/William B. Kessel	March 7, 2014

James E. McCarty, Director	s/James E. McCarty	March 4, 2014

Charles A. Palmer, Director	s/Charles A. Palmer	March 3, 2014

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 1, 2014

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH

13
Annual report, relating to the April 22, 2014 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

10.12*	Form of TSR Performance Share Award Agreement as executed with certain executive officers.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP).
24	Power of Attorney (included on page 36).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101.	INS Instance Document
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

3.2	Amended and Restated Bylaws, conformed through December 8, 2008 (incorporated herein by reference to Exhibit 3.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).
4.1	Tax Benefits Preservation Plan, including exhibits, dated as of November 15, 2011, by and between Independent Bank Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed November 15, 2011).
4.2	Form of Rights Certificate (incorporated in this Exhibit 4.2 by reference to Exhibit B of the Tax Benefits Preservation Plan, included as Exhibit 4.1 to our Registration Statement on Form 8-A filed November 15, 2011).

10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).
10.2	The form of Indemnity Agreement approved by our shareholders at the April 19, 1988 Annual Meeting, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).
10.3	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).
10.4
Technology Outsourcing Renewal Agreement, dated as of April 1, 2006, between Independent Bank Corporation and Metavante Corporation (incorporated herein by reference to Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2006).

10.5
Amendment to Technology Outsourcing Renewal Agreement, dated as of July 8, 2010, between Independent Bank Corporation and Metavante Corporation (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated July 22, 2010 and filed on July 27, 2010).

10.6*	Long-Term Incentive Plan, as amended through April 26, 2011 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 17, 2011).
10.7*
Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 8, 2011 (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed March 10, 2011).

10.8*
First Amendment to Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 1, 2012 (incorporated herein by reference to Exhibit 10.1 to our annual report on Form 10-K filed March 13, 2012).

10.9
Purchase and Assumption Agreement, dated May 23, 2012, between Independent Bank and Chemical Bank (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed May 30, 2012).

10.10*	Form of Restricted Stock Unit Grant Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed May 9, 2011).
10.11
Securities Purchase Agreement, dated July 26, 2013, between Independent Bank Corporation and the United States Department of the Treasury (incorporated herein by referenced to Exhibit 10.1 to our current report on Form 8-K dated July 26, 2013 and filed on August 1, 2013).

* Represents a compensation plan.