Form 10-Q
period 2014-03-31
INDEPENDENT BANK CORP /MI/
filed 2014-05-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,924,740
Class	Outstanding at May 5, 2014

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS

Discussions and statements in this report that are not statements of historical fact, including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends.  These forward-looking statements express our current expectations, forecasts of future events, or long-term goals.  They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect.   Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks that our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks may not be the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index
Part I - Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$53,815	$48,156
Interest bearing deposits	78,125	70,925
Cash and Cash Equivalents	131,940	119,081
Interest bearing deposits - time	16,875	17,999
Trading securities	610	498
Securities available for sale	522,935	462,481
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,419	23,419
Loans held for sale, carried at fair value	14,700	20,390
Loans
Commercial	642,051	635,234
Mortgage	475,580	486,633
Installment	188,337	192,065
Payment plan receivables	54,544	60,638
Total Loans	1,360,512	1,374,570
Allowance for loan losses	(30,437)	(32,325)
Net Loans	1,330,075	1,342,245
Other real estate and repossessed assets	18,001	18,282
Property and equipment, net	47,872	48,594
Bank-owned life insurance	52,571	52,253
Deferred tax assets, net	55,248	57,550
Capitalized mortgage loan servicing rights	13,273	13,710
Vehicle service contract counterparty receivables, net	7,096	7,716
Other intangibles	3,029	3,163
Accrued income and other assets	21,995	22,562
Total Assets	$2,259,639	$2,209,943

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$531,355	$518,658
Savings and interest-bearing checking	958,486	910,352
Reciprocal	77,082	83,527
Retail time	358,588	358,800
Brokered time	13,231	13,469
Total Deposits	1,938,742	1,884,806
Other borrowings	12,943	17,188
Subordinated debentures	40,723	40,723
Vehicle service contract counterparty payables	3,761	4,089
Accrued expenses and other liabilities	26,884	31,556
Total Liabilities	2,023,053	1,978,362

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,921,774 shares at March 31, 2014 and 22,819,136 shares at December 31, 2013	351,439	351,173
Accumulated deficit	(107,209)	(110,347)
Accumulated other comprehensive loss	(7,644)	(9,245)
Total Shareholders’ Equity	236,586	231,581
Total Liabilities and Shareholders’ Equity	$2,259,639	$2,209,943

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended
	March 31,
	2014	2013
	(unaudited)
	(In thousands)
Interest Income
Interest and fees on loans	$18,215	$20,710
Interest on securities
Taxable	1,383	670
Tax-exempt	262	238
Other investments	423	332
Total Interest Income	20,283	21,950
Interest Expense
Deposits	1,293	1,529
Other borrowings	512	865
Total Interest Expense	1,805	2,394
Net Interest Income	18,478	19,556
Provision for loan losses	428	(691)
Net Interest Income After Provision for Loan Losses	18,050	20,247
Non-interest Income
Service charges on deposit accounts	3,055	3,406
Interchange income	1,941	1,757
Net gains on assets
Mortgage loans	1,144	3,637
Securities	112	84
Mortgage loan servicing	264	622
Title insurance fees	274	484
Increase in fair value of U.S. Treasury warrant	-	(1,045)
Other	2,165	2,123
Total Non-interest Income	8,955	11,068
Non-Interest Expense
Compensation and employee benefits	11,238	11,307
Occupancy, net	2,483	2,424
Data processing	2,086	1,916
Loan and collection	1,465	2,226
Furniture, fixtures and equipment	1,069	1,032
Communications	789	780
Advertising	519	570
FDIC deposit insurance	417	630
Interchange expense	402	410
Legal and professional	401	692
Credit card and bank service fees	263	334
Vehicle service contract counterparty contingencies	68	127
Costs (recoveries) related to unfunded lending commitments	10	(19)
Provision for loss reimbursement on sold loans	(481)	663
Net (gains) losses on other real estate and repossessed assets	(87)	652
Other	1,758	1,729
Total Non-interest Expense	22,400	25,473
Income Before Income Tax	4,605	5,842
Income tax expense	1,467	35
Net Income	$3,138	$5,807
Preferred stock dividends and discount accretion	-	(1,095)
Net Income Applicable to Common Stock	$3,138	$4,712
Net Income Per Common Share
Basic	$0.14	$0.51
Diluted	$0.13	$0.27
Dividends Per Common Share
Declared	$-	$-
Paid	$-	$-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	March 31,
	2014	2013
	(unaudited)
	(In thousands)

Net income	$3,138	$5,807
Other comprehensive income, before tax
Available for sale securities
Unrealized gain arising during period	2,250	974
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	119	33
Reclassification adjustment for other than temporary impairment included in earnings	-	-
Reclassification adjustments for losses included in earnings	-	7
Unrealized gains recognized in other comprehensive income on available for sale securities	2,369	1,014
Income tax expense	830	-
Unrealized gains recognized in other comprehensive income on available for sale securities, net of tax	1,539	1,014
Derivative instruments
Unrealized loss arising during period	-	(3)
Reclassification adjustment for expense recognized in earnings	-	94
Reclassification adjustment for accretion on settled derivatives	95	-
Unrealized gains recognized in other comprehensive income on derivative instruments	95	91
Income tax expense	33	-
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	62	91
Other comprehensive income	1,601	1,105
Comprehensive income	$4,739	$6,912

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2014	2013
	(unaudited - In thousands)
Net Income	$3,138	$5,807
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	48,232	131,495
Disbursements for loans held for sale	(41,398)	(117,925)
Provision for loan losses	428	(691)
Deferred federal income tax expense	2,302	-
Deferred loan fees	(5)	133
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	373	(1,040)
Net gain on sale of property and equipment	-	(1)
Net gains on mortgage loans	(1,144)	(3,637)
Net gains on securities	(112)	(84)
Net (gains) losses on other real estate and repossessed assets	(87)	652
Vehicle service contract counterparty contingencies	68	127
Share based compensation	255	236
(Increase) decrease in accrued income and other assets	(176)	2,573
Increase (decrease) in accrued expenses and other liabilities	(4,513)	823
Total Adjustments	4,223	12,661
Net Cash From Operating Activities	7,361	18,468
Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	-	1,800
Proceeds from the maturity of securities available for sale	15,030	22,820
Principal payments received on securities available for sale	17,852	6,487
Purchases of securities available for sale	(91,556)	(103,259)
Purchases of interest bearing deposits	-	(6,986)
Proceeds from the maturity of interest bearing deposits	1,090	-
Net decrease in portfolio loans (loans originated, net of principal payments)	13,221	26,729
Net cash from branch sale	-	3,292
Proceeds from the collection of vehicle service contract counterparty receivables	256	169
Proceeds from the sale of other real estate and repossessed assets	1,195	3,511
Proceeds from the sale of property and equipment	-	3
Capital expenditures	(964)	(2,119)
Net Cash used in Investing Activities	(43,876)	(47,553)
Cash Flow from Financing Activities
Net increase in total deposits	53,936	71,256
Net increase (decrease) in other borrowings	(5)	5
Payments of Federal Home Loan Bank advances	(4,240)	-
Net decrease in vehicle service contract counterparty payables	(328)	(1,282)
Proceeds from issuance of common stock	11	954
Net Cash from Financing Activities	49,374	70,933
Net Increase in Cash and Cash Equivalents	12,859	41,848
Cash and Cash Equivalents at Beginning of Period	119,081	179,782
Cash and Cash Equivalents at End of Period	$131,940	$221,630
Cash paid during the period for
Interest	$1,821	$1,810
Income taxes	1	6
Transfers to other real estate and repossessed assets	827	1,669
Transfer of payment plan receivables to vehicle service contract counterparty receivables	131	79
Purchase of securities available for sale not yet settled	-	2,565

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended
	March 31,
	2014	2013
	(unaudited)
	(In thousands)

Balance at beginning of period	$231,581	$134,975
Net income	3,138	5,807
Issuance of common stock	11	1,962
Share based compensation	255	236
Net change in accumulated other comprehensive loss, net of related tax effect	1,601	1,105
Balance at end of period	$236,586	$144,085

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2014 and December 31, 2013, and the results of operations for the three-month periods ended March 31, 2014 and 2013.  The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2013 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In July, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This ASU amends existing guidance so that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  This amended guidance became effective for us on January 1, 2014 and did not have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2014
U.S. agency	$48,024	$18	$388	$47,654
U.S. agency residential mortgage-backed	235,601	1,573	429	236,745
U.S. agency commercial mortgage-backed	12,640	27	27	12,640
Private label residential mortgage-backed	7,052	137	546	6,643
Other asset backed	43,425	45	156	43,314
Obligations of states and political subdivisions	156,342	738	3,150	153,930
Corporate	19,503	83	21	19,565
Trust preferred	2,904	-	460	2,444
Total	$525,491	$2,621	$5,177	$522,935

December 31, 2013
U.S. agency	$32,106	$44	$342	$31,808
U.S. agency residential mortgage-backed	202,649	1,343	532	203,460
Private label residential mortgage-backed	7,294	112	618	6,788
Other asset backed	45,369	10	194	45,185
Obligations of states and political subdivisions	157,966	496	4,784	153,678
Corporate	19,120	43	26	19,137
Trust preferred	2,902	-	477	2,425
Total	$467,406	$2,048	$6,973	$462,481

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

March 31, 2014
U.S. agency	$36,853	$388	$-	$-	$36,853	$388
U.S. agency residential mortgage-backed	52,705	315	23,242	114	75,947	429
U.S. agency commercial mortgage-backed	4,318	27	-	-	4,318	27
Private label residential mortgage-backed	167	1	4,485	545	4,652	546
Other asset backed	28,442	156	-	-	28,442	156
Obligations of states and political subdivisions	70,657	2,607	11,521	543	82,178	3,150
Corporate	5,844	21	-	-	5,844	21
Trust preferred	-	-	2,444	460	2,444	460
Total	$198,986	$3,515	$41,692	$1,662	$240,678	$5,177

December 31, 2013
U.S. agency	$16,715	$342	$-	$-	$16,715	$342
U.S. agency residential mortgage-backed	78,256	532	-	-	78,256	532
Private label residential mortgage-backed	407	6	4,602	612	5,009	618
Other asset backed	33,862	194	-	-	33,862	194
Obligations of states and political subdivisions	103,942	4,645	4,805	139	108,747	4,784
Corporate	7,105	26	-	-	7,105	26
Trust preferred	-	-	2,425	477	2,425	477
Total	$240,287	$5,745	$11,832	$1,228	$252,119	$6,973

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2014 we had 21 U.S. agency, 33 U.S. agency residential mortgage-backed securities and seven U.S. agency commercial mortgage-backed whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at March 31, 2014 we had five of this type of securities whose fair value is less than amortized cost. Two of the issues are rated by a major rating agency as investment grade while two are below investment grade and one is split rated. Three of these bonds have impairment in excess of 10% and four of these holdings have been impaired for more than 12 months.

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.  The underlying loans within these securities include Jumbo (69%) and Alt A (31%) at March 31, 2014.

	March 31, 2014		December 31, 2013
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Private label residential mortgage-backed
Jumbo	$4,563	$(371)	$4,687	$(441)
Alt-A	2,080	(38)	2,101	(65)

All of these securities are receiving principal and interest payments. Most of these transactions are passthrough structures, receiving pro rata principal and interest payments from a dedicated collateral pool for loans that are performing. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

All private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans consider contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to a minimal amount of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 10% to 15% CPR. For fixed rate collateral (one transaction), the prepayment speeds are projected to remain stable.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Default assumptions are largely based on the volume of existing real estate owned, pending foreclosures and severe delinquencies. Other considerations include the quality of loan underwriting, recent default experience, realized loss performance and the volume of less severe delinquencies. Default levels generally are projected to remain elevated or increase for a period of time sufficient to address the level of distressed loans in the transaction. Our projections expect defaults to then decline, generally beginning in year three. Current loss severity assumptions are based on recent observations when meaningful data is available. Loss severity is expected to remain elevated for the next 12 months. Severity is expected to decline after this period due to improving overall economic conditions, improving real estate prices and a reduced inventory of foreclosed properties on the market. Except for three securities discussed in further detail below (all three are currently below investment grade), our cash flow analysis forecasts complete recovery of our cost basis for each reviewed security.

At March 31, 2014 three below investment grade private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

		Super	Senior
	Senior	Senior	Support
	Security	Security	Security	Total
	(In thousands)

As of March 31, 2014
Fair value	$2,426	$1,712	$45	$4,183
Amortized cost	2,697	1,622	-	4,319
Non-credit unrealized loss	271	-	-	271
Unrealized gain	-	90	45	135
Cumulative credit related OTTI	748	457	380	1,585

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended March 31,
2014	$-	$-	$-	$-
2013	-	-	-	-

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at March 31, 2014.  Prior to the second quarter of 2013 all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at March 31, 2014 we had 20 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to widening discount margins.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Obligations of states and political subdivisions — at March 31, 2014 we had 96 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since the securities acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at March 31, 2014 we had eight corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at March 31, 2014 we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and repricing of risk related to these hybrid capital securities.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of March 31, 2014, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,619	$(285)	$1,600	$(302)
Unrated issues	825	(175)	825	(175)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in earnings on securities available for sale during the three month periods ended March 31, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale for the three month periods ending March 31, follows:

	2014	2013
	(In thousands)
Balance at beginning of year	$1,835	$1,809
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Total	$1,835	$1,809

The amortized cost and fair value of securities available for sale at March 31, 2014, by contractual maturity, follow:

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$15,809	$15,837
Maturing after one year but within five years	86,513	86,741
Maturing after five years but within ten years	50,721	50,491
Maturing after ten years	73,730	70,524
	226,773	223,593
U.S. agency residential mortgage-backed	235,601	236,745
U.S. agency commercial mortgage-backed	12,640	12,640
Private label residential mortgage-backed	7,052	6,643
Other asset backed	43,425	43,314
Total	$525,491	$522,935

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2014	$-	$-	$-
2013	1,800	-	7

During 2014 and 2013, our trading securities consisted of various preferred stocks.  During the first three months of 2014 and 2013, we recognized gains on trading securities of $0.112 million and $0.091 million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains recognized on trading securities still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2014
Balance at beginning of period	$6,827	$17,195	$2,246	$97	$5,960	$32,325
Additions (deductions)
Provision for loan losses	507	193	176	(14)	(434)	428
Recoveries credited to allowance	355	458	251	4	-	1,068
Loans charged against the allowance	(1,926)	(846)	(612)	-	-	(3,384)
Balance at end of period	$5,763	$17,000	$2,061	$87	$5,526	$30,437

2013
Balance at beginning of period	$11,402	$21,447	$3,378	$144	$7,904	$44,275
Additions (deductions)
Provision for loan losses	(272)	(139)	375	(4)	(651)	(691)
Recoveries credited to allowance	536	622	286	7	-	1,451
Loans charged against the allowance	(1,608)	(1,767)	(877)	(18)	-	(4,270)
Balance at end of period	$10,058	$20,163	$3,162	$129	$7,253	$40,765

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$3,289	$10,912	$785	$-	$-	$14,986
Collectively evaluated for impairment	2,474	6,088	1,276	87	5,526	15,451
Total ending allowance balance	$5,763	$17,000	$2,061	$87	$5,526	$30,437

Loans
Individually evaluated for impairment	$40,014	$77,159	$7,126	$-		$124,299
Collectively evaluated for impairment	603,533	400,598	181,856	54,544		1,240,531
Total loans recorded investment	643,547	477,757	188,982	54,544		1,364,830
Accrued interest included in recorded investment	1,496	2,177	645	-		4,318
Total loans	$642,051	$475,580	$188,337	$54,544		$1,360,512

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$3,878	$10,488	$792	$-	$-	$15,158
Collectively evaluated for impairment	2,949	6,707	1,454	97	5,960	17,167
Total ending allowance balance	$6,827	$17,195	$2,246	$97	$5,960	$32,325

Loans
Individually evaluated for impairment	$40,623	$78,022	$7,068	$-		$125,713
Collectively evaluated for impairment	596,235	410,887	185,676	60,638		1,253,436
Total loans recorded investment	636,858	488,909	192,744	60,638		1,379,149
Accrued interest included in recorded investment	1,624	2,276	679	-		4,579
Total loans	$635,234	$486,633	$192,065	$60,638		$1,374,570

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
March 31, 2014
Commercial
Income producing - real estate	$115	$3,443	$3,558
Land, land development and construction - real estate	-	904	904
Commercial and industrial	-	3,351	3,351
Mortgage	.
1-4 family	-	6,655	6,655
Resort lending	-	3,371	3,371
Home equity - 1st lien	-	430	430
Home equity - 2nd lien	-	747	747
Installment
Home equity - 1st lien	-	859	859
Home equity - 2nd lien	-	511	511
Loans not secured by real estate	-	432	432
Other	-	2	2
Payment plan receivables
Full refund	-	5	5
Partial refund	-	-	-
Other	-	1	1
Total recorded investment	$115	$20,711	$20,826

Accrued interest included in recorded investment	$-	$-	$-
December 31, 2013
Commercial
Income producing - real estate	$-	$1,899	$1,899
Land, land development and construction - real estate	-	1,036	1,036
Commercial and industrial	-	2,434	2,434
Mortgage
1-4 family	-	6,594	6,594
Resort lending	-	2,668	2,668
Home equity - 1st lien	-	415	415
Home equity - 2nd lien	-	689	689
Installment
Home equity - 1st lien	-	938	938
Home equity - 2nd lien	-	571	571
Loans not secured by real estate	-	638	638
Other	-	-	-
Payment plan receivables
Full refund	-	20	20
Partial refund	-	3	3
Other	-	-	-
Total recorded investment	$-	$17,905	$17,905
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2014
Commercial
Income producing - real estate	$506	$391	$2,505	$3,402	$248,983	$252,385
Land, land development and construction - real estate	43	-	328	371	33,855	34,226
Commercial and industrial	2,235	809	1,441	4,485	352,451	356,936
Mortgage
1-4 family	2,440	1,284	6,655	10,379	264,136	274,515
Resort lending	1,182	235	3,371	4,788	137,395	142,183
Home equity - 1st lien	262	-	430	692	18,609	19,301
Home equity - 2nd lien	227	318	747	1,292	40,466	41,758
Installment
Home equity - 1st lien	382	50	859	1,291	25,042	26,333
Home equity - 2nd lien	188	105	511	804	35,698	36,502
Loans not secured by real estate	443	259	432	1,134	122,571	123,705
Other	15	20	2	37	2,405	2,442
Payment plan receivables
Full refund	1,076	192	5	1,273	40,611	41,884
Partial refund	192	34	-	226	5,348	5,574
Other	164	10	1	175	6,911	7,086
Total recorded investment	$9,355	$3,707	$17,287	$30,349	$1,334,481	$1,364,830
Accrued interest included in recorded investment	$61	$54	$-	$115	$4,203	$4,318

December 31, 2013
Commercial
Income producing - real estate	$1,014	$428	$878	$2,320	$249,313	$251,633
Land, land development and construction - real estate	781	129	256	1,166	30,670	31,836
Commercial and industrial	1,155	1,665	318	3,138	350,251	353,389
Mortgage
1-4 family	3,750	224	6,594	10,568	270,855	281,423
Resort lending	698	234	2,668	3,600	142,356	145,956
Home equity - 1st lien	172	-	415	587	18,214	18,801
Home equity - 2nd lien	663	73	689	1,425	41,304	42,729
Installment
Home equity - 1st lien	557	134	938	1,629	25,513	27,142
Home equity - 2nd lien	536	136	571	1,243	36,701	37,944
Loans not secured by real estate	833	281	638	1,752	123,295	125,047
Other	22	12	-	34	2,577	2,611
Payment plan receivables
Full refund	1,364	349	20	1,733	46,344	48,077
Partial refund	190	20	3	213	4,840	5,053
Other	122	4	-	126	7,382	7,508
Total recorded investment	$11,857	$3,689	$13,988	$29,534	$1,349,615	$1,379,149
Accrued interest included in recorded investment	$100	$26	$-	$126	$4,453	$4,579

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	March 31,	December 31,
	2014	2013
Impaired loans with no allocated allowance	(In thousands)
TDR	$11,911	$13,006
Non - TDR	911	334
Impaired loans with an allocated allowance
TDR - allowance based on collateral	11,435	10,085
TDR - allowance based on present value cash flow	98,187	101,131
Non - TDR - allowance based on collateral	1,433	688
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$123,877	$125,244

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$3,224	$3,127
TDR - allowance based on present value cash flow	11,262	11,777
Non - TDR - allowance based on collateral	500	254
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$14,986	$15,158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$8,883	$9,151	$-	$7,042	$7,178	$-
Land, land development & construction-real estate	770	1,817	-	2,185	3,217	-
Commercial and industrial	3,166	3,136	-	4,110	4,087	-
Mortgage
1-4 family	8	8	-	8	8	-
Resort lending	35	163	-	35	163	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	12,862	14,275	-	13,380	14,653	-
With an allowance recorded:
Commercial
Income producing - real estate	13,513	14,809	1,341	14,538	15,631	1,161
Land, land development & construction-real estate	4,688	5,466	725	3,366	4,130	686
Commercial and industrial	8,994	10,098	1,223	9,382	9,529	2,031
Mortgage
1-4 family	57,301	60,286	7,153	57,612	60,768	7,236
Resort lending	19,620	20,112	3,728	20,171	20,608	3,221
Home equity - 1st lien	153	163	11	154	164	11
Home equity - 2nd lien	42	118	20	42	118	20
Installment
Home equity - 1st lien	2,881	3,053	230	2,959	3,115	254
Home equity - 2nd lien	3,484	3,480	480	3,352	3,347	462
Loans not secured by real estate	746	914	74	741	902	75
Other	15	15	1	16	16	1
	111,437	118,514	14,986	112,333	118,328	15,158
Total
Commercial
Income producing - real estate	22,396	23,960	1,341	21,580	22,809	1,161
Land, land development & construction-real estate	5,458	7,283	725	5,551	7,347	686
Commercial and industrial	12,160	13,234	1,223	13,492	13,616	2,031
Mortgage
1-4 family	57,309	60,294	7,153	57,620	60,776	7,236
Resort lending	19,655	20,275	3,728	20,206	20,771	3,221
Home equity - 1st lien	153	163	11	154	164	11
Home equity - 2nd lien	42	118	20	42	118	20
Installment
Home equity - 1st lien	2,881	3,053	230	2,959	3,115	254
Home equity - 2nd lien	3,484	3,480	480	3,352	3,347	462
Loans not secured by real estate	746	914	74	741	902	75
Other	15	15	1	16	16	1
Total	$124,299	$132,789	$14,986	$125,713	$132,981	$15,158

Accrued interest included in recorded investment	$422			$469

 (1) There were no impaired payment plan receivables at March 31, 2014 or December 31, 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows (1):

	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$7,963	$175	$4,475	$63
Land, land development & construction-real estate	1,478	43	3,127	42
Commercial and industrial	3,638	93	3,641	38
Mortgage
1-4 family	8	-	-	-
Resort lending	35	-	18	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	2,058	24
Home equity - 2nd lien	-	-	2,297	29
Loans not secured by real estate	-	-	608	8
Other	-	-	20	1
	13,122	311	16,244	205
With an allowance recorded:
Commercial
Income producing - real estate	14,026	66	21,354	137
Land, land development & construction-real estate	4,027	12	8,341	56
Commercial and industrial	9,188	26	15,036	140
Mortgage
1-4 family	57,457	630	63,617	706
Resort lending	19,896	191	22,973	219
Home equity - 1st lien	154	1	110	1
Home equity - 2nd lien	42	1	43	1
Installment
Home equity - 1st lien	2,920	45	1,092	12
Home equity - 2nd lien	3,418	49	1,150	13
Loans not secured by real estate	744	10	204	2
Other	16	-	-	-
	111,888	1,031	133,920	1,287
Total
Commercial
Income producing - real estate	21,989	241	25,829	200
Land, land development & construction-real estate	5,505	55	11,468	98
Commercial and industrial	12,826	119	18,677	178
Mortgage
1-4 family	57,465	630	63,617	706
Resort lending	19,931	191	22,991	219
Home equity - 1st lien	154	1	110	1
Home equity - 2nd lien	42	1	43	1
Installment
Home equity - 1st lien	2,920	45	3,150	36
Home equity - 2nd lien	3,418	49	3,447	42
Loans not secured by real estate	744	10	812	10
Other	16	-	20	1
Total	$125,010	$1,342	$150,164	$1,492

(1)	There were no impaired payment plan receivables during the three month periods ended March 31, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $125.0 million and $150.2 million for the three-month periods ended March 31, 2014 and 2013, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the first three months of 2014 and 2013 was approximately $1.3 million and $1.5 million, respectively.

Troubled debt restructurings follow:

	March 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$32,208	$78,152		$110,360
Non-performing TDR's(1)	5,354	5,819	(2)	11,173
Total	$37,562	$83,971		$121,533

	December 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$35,134	$79,753		$114,887
Non-performing TDR's(1)	4,347	4,988	(2)	9,335
Total	$39,481	$84,741		$124,222

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $14.5 million and $14.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan have generally been for periods ranging from 9 months to 36 months but have extended to as much as 480 months in certain circumstances. Modifications involving an extension of the maturity date have generally been for periods ranging from 1 month to 60 months but have extended to as much as 220 months in certain circumstances.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2014
Commercial
Income producing - real estate	2	$213	$210
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	190	189
Mortgage
1-4 family	4	724	739
Resort lending	2	294	293
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	106	78
Home equity - 2nd lien	3	221	220
Loans not secured by real estate	2	33	29
Other	-	-	-
Total	20	$1,781	$1,758

2013
Commercial
Income producing - real estate	3	$4,083	$3,822
Land, land development & construction-real estate	1	16	15
Commercial and industrial	13	840	834
Mortgage
1-4 family	7	791	786
Resort lending	3	799	795
Home equity - 1st lien	1	95	96
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	7	173	176
Home equity - 2nd lien	6	148	148
Loans not secured by real estate	2	57	28
Other	-	-	-
Total	43	$7,002	$6,700

The troubled debt restructurings described above for 2014 increased the allowance for loan losses by $0.03 million and resulted in zero charge offs while the troubled debt restructurings described above for 2013 increased the allowance for loan losses by $0.1 million and resulted in $0.3 million of charge offs.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended March 31 follow:

	Number of	Recorded
	Contracts	Balance
(Dollars in thousands)
2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	-	$-

2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	1	334
Commercial and industrial	1	81
Mortgage
1-4 family	1	106
Resort lending	1	156
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	4	$677

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2013 increased the allowance for loan losses by $0.2 million and resulted in zero charge offs.

The terms of certain other loans were modified during the three months ended March 31, 2014 and 2013 in a manner that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
March 31, 2014
Income producing - real estate	$232,004	$14,954	$1,984	$3,443	$252,385
Land, land development and construction - real estate	28,003	4,874	445	904	34,226
Commercial and industrial	323,840	23,590	6,155	3,351	356,936
Total	$583,847	$43,418	$8,584	$7,698	$643,547
Accrued interest included in total	$1,336	$130	$30	$-	$1,496

December 31, 2013
Income producing - real estate	$227,957	$17,882	$3,895	$1,899	$251,633
Land, land development and construction - real estate	25,654	4,829	317	1,036	31,836
Commercial and industrial	318,183	26,303	6,469	2,434	353,389
Total	$571,794	$49,014	$10,681	$5,369	$636,858
Accrued interest included in total	$1,433	$147	$44	$-	$1,624

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
March 31, 2014
800 and above	$23,475	$13,325	$3,985	$4,951	$45,736
750-799	58,164	54,523	4,885	11,518	129,090
700-749	56,805	35,389	3,266	8,186	103,646
650-699	47,072	21,516	2,305	7,184	78,077
600-649	34,714	8,144	2,545	5,101	50,504
550-599	24,248	3,035	1,122	2,415	30,820
500-549	14,486	2,253	625	1,438	18,802
Under 500	9,240	1,150	322	357	11,069
Unknown	6,311	2,848	246	608	10,013
Total	$274,515	$142,183	$19,301	$41,758	$477,757
Accrued interest included in total	$1,274	$614	$88	$201	$2,177

December 31, 2013
800 and above	$23,924	$13,487	$3,650	$5,354	$46,415
750-799	60,728	56,880	4,560	11,809	133,977
700-749	58,269	35,767	3,289	8,628	105,953
650-699	49,771	21,696	2,316	7,145	80,928
600-649	34,991	8,555	2,621	5,141	51,308
550-599	24,616	3,261	1,165	2,485	31,527
500-549	14,823	2,271	644	1,560	19,298
Under 500	9,492	1,160	323	360	11,335
Unknown	4,809	2,879	233	247	8,168
Total	$281,423	$145,956	$18,801	$42,729	$488,909
Accrued interest included in total	$1,300	$650	$97	$229	$2,276

(1) Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
March 31, 2014
800 and above	$2,820	$2,925	$23,090	$49	$28,884
750-799	6,405	10,735	49,649	568	67,357
700-749	4,317	9,392	25,296	636	39,641
650-699	4,630	6,483	14,850	568	26,531
600-649	3,054	2,700	4,914	238	10,906
550-599	2,778	1,920	2,375	198	7,271
500-549	1,437	1,617	1,594	121	4,769
Under 500	733	689	481	26	1,929
Unknown	159	41	1,456	38	1,694
Total	$26,333	$36,502	$123,705	$2,442	$188,982
Accrued interest included in total	$105	$135	$386	$19	$645

December 31, 2013
800 and above	$2,977	$3,062	$23,649	$53	$29,741
750-799	6,585	11,197	48,585	557	66,924
700-749	4,353	9,487	25,343	683	39,866
650-699	4,815	6,832	15,256	646	27,549
600-649	3,173	2,824	5,289	258	11,544
550-599	2,843	2,084	2,785	213	7,925
500-549	1,483	1,715	1,732	130	5,060
Under 500	751	663	516	29	1,959
Unknown	162	80	1,892	42	2,176
Total	$27,142	$37,944	$125,047	$2,611	$192,744
Accrued interest included in total	$114	$144	$399	$22	$679

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of March 31, 2014, approximately 76.8% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 10.2% of Mepco’s outstanding payment plan receivables as of March 31, 2014, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
March 31, 2014
AM Best rating
A+	$-	$20	$-	$20
A	17,174	4,565	-	21,739
A-	2,623	989	7,080	10,692
Not rated	22,087	-	6	22,093
Total	$41,884	$5,574	$7,086	$54,544

December 31, 2013
AM Best rating
A	$20,203	$4,221	$-	$24,424
A-	4,058	832	7,496	12,386
Not rated	23,816	-	12	23,828
Total	$48,077	$5,053	$7,508	$60,638

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
Total assets
March 31, 2014	$2,161,267	$87,461	$277,271	$(266,360)	$2,259,639
December 31, 2013	2,104,550	94,648	272,348	(261,603)	2,209,943

For the three months ended March 31,
2014
Interest income	$18,198	$2,085	$-	$-	$20,283
Net interest income	17,083	1,682	(287)	-	18,478
Provision for loan losses	443	(15)	-	-	428
Income (loss) before income tax	4,678	356	(405)	(24)	4,605
Net income (loss)	3,182	243	(263)	(24)	3,138

2013
Interest income	$18,780	$3,170	$-	$-	$21,950
Net interest income	17,616	2,521	(581)	-	19,556
Provision for loan losses	(687)	(4)	-	-	(691)
Income (loss) before income tax	6,819	823	(1,776)	(24)	5,842
Net income (loss)	7,064	543	(1,776)	(24)	5,807

(1)	Includes amounts relating to our parent company and certain insignificant operations.
(2)	Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

6.	Earnings Per Common Share

	Three Months Ended
	March 31,
	2014	2013

Net income applicable to common stock	$3,138	$4,712
Convertible preferred stock dividends	-	1,095
Net income applicable to common stock for calculation of diluted earnings per share	$3,138	$5,807

Weighted average shares outstanding (1)	22,888	9,266
Restricted stock units	304	361
Effect of stock options	124	61
Stock units for deferred compensation plan for non-employee directors	120	117
Effect of convertible preferred stock	-	12,026
Weighted average shares outstanding for calculation of diluted earnings per share	23,436	21,831

Net income per common share
Basic (1)	$0.14	$0.51
Diluted	$0.13	$0.27

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Weighted average stock options outstanding that were not included in weighted average shares outstanding for calculation of diluted earnings per share because they were anti-dilutive totaled 0.03 million and 0.04 million for the three-month periods ended March 31, 2014 and 2013, respectively.  The warrant to purchase 346,154 shares of our common stock (see Note #15) was not included in weighted average shares outstanding for calculation of diluted earnings per share in 2013 as it was anti-dilutive.

7.	Derivative Financial Instruments

We are required to record derivatives on our Condensed Consolidated Statements of Financial Condition as assets and liabilities measured at their fair value.  The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2014
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
No hedge designation
Mandatory commitments to sell mortgage loans	$28,936	0.1	$45
Rate-lock mortgage loan commitments	15,234	0.1	352
Total	$44,170	0.1	$397

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges during 2013 included certain pay-fixed interest-rate swaps which converted the variable-rate cash flows on debt obligations to fixed-rates.  During the second quarter of 2013 we terminated our last pay-fixed interest rate swap and paid a termination fee of $0.6 million.

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

During 2010, we entered into an amended and restated warrant with the U.S. Department of the Treasury (“UST”) that would allow them to purchase our common stock at a fixed price (see Note #15). Because of certain anti-dilution features included in the Amended Warrant, it was not considered to have been indexed to our common stock and was therefore accounted for as a derivative instrument and recorded as a liability. Any change in value of the Amended Warrant while it was accounted for as a derivative was recorded in other income in our Condensed Consolidated Statements of Operations.  However, the anti-dilution features in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value which totaled $1.5 million.  During the third quarter of 2013 we repurchased the Amended Warrant from the UST (see Note #15).

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2014		2013		2014		2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$352	Other assets	$366	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	45	Other assets	128	Other liabilities	-	Other liabilities	-
Total derivatives		$397		$494		$-		$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (1)	Gain (Loss) Recognized in Income
	2014	2013		2014	2013		2014	2013
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$-	$(3)	Interest expense	$(95)	$(94)		$-	$-
Total	$-	$(3)		$(95)	$(94)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(14)	$(209)
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(83)	(64)
Amended warrant						Increase in fair value of U.S. Treasury warrant	-	(1,045)
Total							$(97)	$(1,318)

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	March 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)

Amortized intangible assets - core deposits	$23,703	$20,674	$23,703	$20,540

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2019 and thereafter in the following table.

(In thousands)

Nine months ending December 31, 2014	$402
2015	347
2016	347
2017	346
2018	346
2019 and thereafter	1,241
Total	$3,029

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of March 31, 2014.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2014. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the first quarter of 2014, pursuant to our performance-based compensation plans, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock vest ratably over three years and the PSU’s cliff vest after a period of three years.  The performance feature of the PSU’s is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.  There were no grants pursuant to our performance-based compensation plans during the first quarter of 2013.

Our directors may elect to receive at least a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.004 million shares and 0.024 million shares to directors during the first quarter of 2014 and 2013, respectively and expensed their value during those same periods.

During 2013 a portion of our president’s annual salary was paid in the form of common stock.  The annual amount paid in common stock (also referred to as “salary stock”) was $0.020 million for 2013.

Total compensation expense recognized for grants pursuant to our performance-based compensation plans was $0.2 million and $0.1 million during the three months ended March 31, 2014 and 2013 respectively.  The corresponding tax benefit relating to this expense was $0.1 million and zero for each respective period. Total expense recognized for non-employee director share based payments was $0.05 million and $0.09 million during the three months ended March 31, 2014 and 2013, respectively. The corresponding tax benefit relating to this expense was $0.02 million and zero for each respective period.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At March 31, 2014, the total expected compensation cost related to non-vested stock options, restricted stock, PSU’s and restricted stock unit awards not yet recognized was $2.3 million.  The weighted-average period over which this amount will be recognized is 2.4 years.

A summary of outstanding stock option grants and related transactions follows:

			Weighted-
			Average
		Average	Remaining	Aggregated
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2014	320,300	$4.52
Granted	-
Exercised	(1,935)	5.25
Forfeited	(2,401)	4.12
Expired	(284)	3.46
Outstanding at March 31, 2014	315,680	$4.52	7.84	$2,749

Vested and expected to vest at March 31, 2014	303,702	$4.52	7.80	$2,649
Exercisable at March 31, 2014	131,297	$5.13	6.91	$1,108

A summary of outstanding non-vested restricted stock, restricted stock units and PSU’s and related transactions follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2014	303,980	$3.77
Granted	101,104	13.86
Vested	-
Forfeited	-
Outstanding at March 31, 2014	405,084	$6.29

Certain information regarding options exercised during the periods follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Intrinsic value	$15	$15
Cash proceeds received	$10	$11
Tax benefit realized	$5	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Income Tax

Income tax expense was $1.5 million and $0.04 million during the three months ended March 31, 2014 and 2013, respectively.  Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, in the first quarter of 2013, the income tax expense related to any income before income tax was largely being offset by changes in the deferred tax valuation allowance.

We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the valuation allowance requires us to conclude that the realization of the deferred tax assets is “more likely than not.”  The ultimate realization of this asset is primarily based on generating future income.  As of June 30, 2013, we concluded that the realization of substantially all of our deferred tax assets was now more likely than not.  This conclusion was primarily based upon the following factors:

•	Achieving a sixth consecutive quarter of profitability;
•	A forecast of future profitability that supported that the realization of the deferred tax assets is more likely than not; and
•	A forecast that future asset quality continued to be stable to improving and that other factors did not exist that could cause a significant adverse impact on future profitability.

We have also concluded subsequent to June 30, 2013, that the realization of substantially all of our deferred tax assets continues to be more likely than not for substantially the same reasons as enumerated above, including three additional quarterly profits since June 30, 2013.

The valuation allowance against our deferred tax assets totaled $1.1 million at both March 31, 2014 and December 31, 2013, respectively. We did not reverse approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

At both March 31, 2014 and December 31, 2013, we had approximately $1.7 million of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2014, the Bank had negative undivided profits of $46.6 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2014 and December 31, 2013 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2014
Total capital to risk-weighted assets
Consolidated	$251,431	17.82%	$112,869	8.00%	NA	NA
Independent Bank	240,390	17.05	112,792	8.00	$140,990	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$233,544	16.55%	$56,434	4.00%	NA	NA
Independent Bank	222,517	15.78	56,396	4.00	$84,594	6.00%

Tier 1 capital to average assets
Consolidated	$233,544	10.73%	$87,031	4.00%	NA	NA
Independent Bank	222,517	10.23	86,988	4.00	$108,735	5.00%

December 31, 2013
Total capital to risk-weighted assets
Consolidated	$245,284	17.35%	$113,086	8.00%	NA	NA
Independent Bank	234,078	16.57	113,013	8.00	$141,267	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$227,338	16.08%	$56,543	4.00%	NA	NA
Independent Bank	216,146	15.30	56,507	4.00	84,760	6.00%

Tier 1 capital to average assets
Consolidated	$227,338	10.61%	$85,729	4.00%	NA	NA
Independent Bank	216,146	10.09	85,681	4.00	107,101	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
	(In thousands)
Total shareholders' equity	$236,586	$231,581	$255,333	$250,306
Add (deduct)
Qualifying trust preferred securities	39,500	39,500	-	-
Accumulated other comprehensive loss	7,644	9,245	7,644	9,245
Intangible assets	(3,029)	(3,163)	(3,029)	(3,163)
Disallowed deferred tax assets	(46,760)	(49,609)	(37,034)	(40,026)
Disallowed capitalized mortgage loan servicing rights	(397)	(216)	(397)	(216)
Tier 1 capital	233,544	227,338	222,517	216,146
Qualifying trust preferred securities	-	-	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	17,887	17,946	17,873	17,932
Total risk-based capital	$251,431	$245,284	$240,390	$234,078

12.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us.  Once received, an independent third party (for commercial properties over $0.25 million) or a member of our Collateral Evaluation Department (for commercial properties under $0.25 million) or a member of our Special Assets Group (for retail properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.   We compare the actual selling price of collateral that has been sold to the most recent appraised value of our properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value.  For commercial and retail properties we typically discount an appraisal to account for various factors that the appraisal excludes in its assumptions.  These additional discounts generally do not result in material adjustments to the appraised value.  In addition, we will adjust the appraised values for expected liquidation costs including sales commissions and transfer taxes.

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
	(In thousands)
March 31, 2014:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$610	$610	$-	$-
Securities available for sale
U.S. agency	47,654	-	47,654	-
U.S. agency residential mortgage-backed	236,745	-	236,745	-
U.S. agency commercial mortgage-backed	12,640	-	12,640
Private label residential mortgage-backed	6,643	-	6,643	-
Other asset backed	43,314		43,314
Obligations of states and political subdivisions	153,930	-	153,930	-
Corporate	19,565	-	19,565	-
Trust preferred	2,444	-	2,444	-
Loans held for sale	14,700	-	14,700	-
Derivatives (1)	397	-	397	-
Liabilities
Derivatives (2)	-	-	-	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,307	-	-	7,307
Impaired loans (4)
Commercial
Income producing - real estate	2,315	-	-	2,315
Land, land development & construction-real estate	741	-	-	741
Commercial and industrial	4,254	-	-	4,254
Mortgage
1-4 Family	1,369	-	-	1,369
Resort Lending	465	-	-	465
Other real estate (5)
Commercial
Income producing - real estate	559	-	-	559
Land, land development & construction-real estate	1,047	-	-	1,047
Commercial and industrial	213	-	-	213
Mortgage
1-4 Family	171	-	-	171
Resort Lending	1,099	-	-	1,099
Installment
Home equity installment - 1st lien	29	-	-	29
Payment plan receivables
Full refund/partial refund	2,668	-	-	2,668

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
	(In thousands)
December 31, 2013:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$498	$498	$-	$-
Securities available for sale
U.S. agency	31,808	-	31,808	-
U.S. agency residential mortgage-backed	203,460	-	203,460	-
Private label residential mortgage-backed	6,788	-	6,788	-
Other asset backed	45,185	-	45,185	-
Obligations of states and political subdivisions	153,678	-	153,678	-
Corporate	19,137	-	19,137	-
Trust preferred	2,425	-	2,425	-
Loans held for sale	20,390	-	20,390	-
Derivatives (1)	494	-	494	-
Liabilities
Derivatives (2)	-	-	-	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,773	-	-	7,773
Impaired loans (4)
Commercial
Income producing - real estate	1,997	-	-	1,997
Land, land development & construction-real estate	673	-	-	673
Commercial and industrial	2,927	-	-	2,927
Mortgage
1-4 Family	1,455	-	-	1,455
Resort Lending	340	-	-	340
Other real estate (5)
Commercial
Income producing - real estate	559	-	-	559
Land, land development & construction-real estate	1,047	-	-	1,047
Mortgage
1-4 Family	337	-	-	337
Resort Lending	1,257	-	-	1,257
Installment
Home equity - 1st lien	29	-	-	29
Payment plan receivables
Full refund/partial refund	2,668	-	-	2,668

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2014			2013
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$112	$-	$112	$91	$-	$91
Loans held for sale	-	30	30	-	(694)	(694)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three month periods ended March 31, 2014 and 2013 relating to assets measured at fair value on a non-recurring basis:

•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $7.3 million which is net of a valuation allowance of $3.1 million at March 31, 2014 and had a carrying amount of $7.8 million which is net of a valuation allowance of $2.9 million at December 31, 2013. A recovery (charge) of $(0.3) million and $0.8 million was included in our results of operations for the three month periods ending March 31, 2014 and 2013, respectively.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $12.9 million, with a valuation allowance of $3.7 million at March 31, 2014 and had a carrying amount of $10.8 million, with a valuation allowance of $3.4 million at December 31, 2013. The provision for loan losses included in our results of operations relating to impaired loans was an expense of $1.5 million and a credit of $0.3 million for the three month periods ending March 31, 2014 and 2013, respectively.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $5.8 million which is net of a valuation allowance of $3.7 million at March 31, 2014 and a carrying amount of $5.9 million which is net of a valuation allowance of $4.0 million at December 31, 2013. An additional charge relating to ORE measured at fair value of $0.1 million and $0.7 million was included in our results of operations during the three month periods ended March 31, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 follows:

	(Liability)
	Amended Warrant
	2014	2013

Beginning balance	$-	$(459)
Total losses realized and unrealized:
Included in results of operations	-	(1,045)
Included in other comprehensive income	-	-
Purchases, issuances, settlements, maturities and calls	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$-	$(1,504)

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$-	$(1,045)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset
	(Liability)
	Fair	Valuation	Unobservable	Weighted
	Value	Technique	Inputs	Average
	(In thousands)
March 31, 2014

Capitalized mortgage loan servicing rights	$7,307	Present value of net	Discount rate	10.06%
		servicing revenue	Cost to service	$83
			Ancillary income	29
			Float rate	1.80%

Impaired loans Commercial	7,310	Sales comparison	Adjustment for differences
		approach	between comparable sales	0.7%
		Income approach	Capitalization rate	9.3
Mortgage	1,834	Sales comparison	Adjustment for differences
		approach	between comparable sales	2.5

Other real estate Commercial	1,819	Sales comparison	Adjustment for differences
		approach	between comparable sales	(3.2)

Mortgage and installment	1,299	Sales comparison	Adjustment for differences
		approach	between comparable sales	64.1

Payment plan receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	10.4

December 31, 2013

Capitalized mortgage loan servicing rights	$7,773	Present value of net	Discount rate	10.09%
		servicing revenue	Cost to service	$81
			Ancillary income	29
			Float rate	1.79%

Impaired loans Commercial	5,597	Sales comparison	Adjustment for differences
		approach	between comparable sales	(1.9)%
		Income approach	Capitalization rate	9.3
Mortgage	1,795	Sales comparison	Adjustment for differences
		approach	between comparable sales	3.2

Other real estate Commercial	1,606	Sales comparison	Adjustment for differences
		approach	between comparable sales	(5.7)

Mortgage and installment	1,623	Sales comparison	Adjustment for differences
		approach	between comparable sales	55.7

Payment plan receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	10.4

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(In thousands)
Loans held for sale
March 31, 2014	$14,700	$396	$14,304
December 31, 2013	20,390	366	20,024

13.	Fair Values of Financial Instruments

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

Subordinated debentures:  Subordinated debentures have generally been valued based on a quoted market price of similar instruments resulting in a Level 2 classification.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded		Identical	Observable	observable
	Book		Assets	Inputs	Inputs
	Balance	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2014
Assets
Cash and due from banks	$53,815	$53,815	$53,815	$-	$-
Interest bearing deposits	78,125	78,125	78,125	-	-
Interest bearing deposits - time	16,875	16,907	-	16,907	-
Trading securities	610	610	610	-	-
Securities available for sale	522,935	522,935	-	522,935	-
Federal Home Loan Bank and Federal Reserve Bank Stock	23,419	NA	NA	NA	NA
Net loans and loans held for sale	1,344,775	1,337,875	-	14,700	1,323,175
Accrued interest receivable	6,093	6,093	7	1,740	4,346
Derivative financial instruments	397	397	-	397	-

Liabilities
Deposits with no stated maturity (1)	$1,500,125	$1,500,125	$1,500,125	$-	$-
Deposits with stated maturity (1)	438,617	438,727	-	438,727	-
Other borrowings	12,943	12,943	-	12,943	-
Subordinated debentures	40,723	27,862	-	27,862	-
Accrued interest payable	430	430	20	410	-
Derivative financial instruments	-	-	-	-	-

December 31, 2013
Assets
Cash and due from banks	$48,156	$48,156	$48,156	$-	$-
Interest bearing deposits	70,925	70,925	70,925	-	-
Interest bearing deposits - time	17,999	18,000	-	18,000	-
Trading securities	498	498	498	-	-
Securities available for sale	462,481	462,481	-	462,481	-
Federal Home Loan Bank and Federal Reserve Bank Stock	23,419	NA	NA	NA	NA
Net loans and loans held for sale	1,362,635	1,333,229	-	20,390	1,312,839
Accrued interest receivable	5,948	5,948	1	1,426	4,521
Derivative financial instruments	494	494	-	494	-

Liabilities
Deposits with no stated maturity (1)	$1,440,225	$1,440,225	$1,440,225	$-	$-
Deposits with stated maturity (1)	444,581	446,366	-	446,366	-
Other borrowings	17,188	19,726	-	19,726	-
Subordinated debentures	40,723	27,871	-	27,871	-
Accrued interest payable	445	445	20	425	-
Derivative financial instruments	-	-	-	-	-

(1) Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $10.3 million and $11.2 million at March 31, 2014 and December 31, 2013, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $66.8 million and $72.3 million at March 31, 2014 and December 31, 2013, respectively.

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

Our Mepco segment conducts its payment plan business activities across the United States. Mepco acquires the payment plans from companies (which we refer to as Mepco’s “counterparties”) at a discount from the face amount of the payment plan. Each payment plan (which are classified as payment plan receivables in our Consolidated Statements of Financial Condition) permits a consumer to purchase a vehicle service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the “counterparties”). Mepco thereafter collects the payments from consumers. In acquiring the payment plan, Mepco generally funds a portion of the cost to the seller of the service contract and a portion of the cost to the administrator of the service contract. The administrator, in turn, pays the necessary contractual liability insurance policy (“CLIP”) premium to the insurer or risk retention group.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At March 31, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $7.1 million. This compares to a balance of $7.7 million at December 31, 2013.  Mepco is currently in the process of working to recover these receivables, primarily through litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expense totaled $0.1 million for both the three month periods ended March 31, 2014 and 2013.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was a credit of $0.5 million and an expense of $0.7 million in the first quarters of 2014 and 2013, respectively.  The credit provision in the first quarter of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Historically, loss reimbursements on mortgage loans sold without recourse were rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased from 2010 to 2013 as Fannie Mae and Freddie Mac, in particular, were doing more reviews of mortgage loans where they had incurred or expected to incur a loss and were more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  In November 2013, we executed a Resolution Agreement with Fannie Mae to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to them by January 31, 2009.  Under the terms of the Resolution Agreement, we paid Fannie Mae approximately $1.5 million in November 2013 with respect to the Repurchase Obligations.  We believe that it was in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  In addition, we were notified by Freddie Mac in January 2014 that they had completed their review of mortgage loans that we originated between January 1, 2000 and December 31, 2008 and delivered to them.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at March 31, 2014 and December 31, 2013 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

15.	Shareholders’ Equity

On July 26, 2013 we executed a Securities Purchase Agreement (“SPA”) with the UST.  Under the terms of the SPA, we agreed to purchase from the UST for $81.0 million in cash consideration:  (i) 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”), including any and all accrued and unpaid dividends; and (ii) the Amended and Restated Warrant to purchase 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”).  On August 30, 2013 we closed the SPA transaction with the UST and we exited the Troubled Asset Relief Program (“TARP”).  On that date the Series B Preferred Stock and Amended Warrant had book balances of $87.2 million (including accrued dividends) and $1.5 million, respectively. This transaction resulted in a discount of $7.7 million of which $7.6 million was allocated to the Series B Preferred Stock and included in net income applicable to common stock and $0.1 million was allocated to the Amended Warrant and recorded to common stock.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

16.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows (1):

		Dispropor-
		tionate			Dispropor-
	Unrealized	Tax Effects			tionate
	Losses on	from	Unrealized	Unrealized	Tax Effects
	Available	Securities	Losses on	Losses on	from Cash
	for Sale	Available	Cash Flow	Settled	Flow
	Securities	for Sale	Hedges	Derivatives	Hedges	Total
For the three months ended March 31,			(In thousands)
2014
Balances at beginning of period	$(3,200)	$(5,798)	$-	$(247)	$-	$(9,245)
Other comprehensive income before reclassifications	1,539	-	-	-	-	1,539
Amounts reclassified from AOCL	-	-	-	62	-	62
Net current period other comprehensive income	1,539	-	-	62	-	1,601
Balances at end of period	$(1,661)	$(5,798)	$-	$(185)	$-	$(7,644)

For the three months ended March 31,
2013
Balances at beginning of period	$(516)	$(5,617)	$(739)	$-	$(1,186)	$(8,058)
Other comprehensive income (loss) before reclassifications	1,007	-	(3)	-	-	1,004
Amounts reclassified from AOCL	7	-	94	-	-	101
Net current period other comprehensive income	1,014	-	91	-	-	1,105
Balances at end of period	$498	$(5,617)	$(648)	$-	$(1,186)	$(6,953)

(1) 2014 amounts are presented net of tax as we removed substantially all of the valuation allowance on our deferred tax assets during the second quarter of 2013 (see Note #10).

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2014
Unrealized losses on available for sale securities
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Tax expense (benefit)
	$-	Reclassifications, net of tax

Unrealized losses on settled derivatives
	$95	Interest expense
	33	Tax expense (benefit)
	$62	Reclassification, net of tax

	$62	Total reclassifications for the period, net of tax

2013
Unrealized losses on available for sale securities
	$(7)	Net gains on securities
	-	Net impairment loss recognized in earnings
	(7)	Total reclassifications before tax
	-	Tax expense (benefit)
	$(7)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(94)	Interest expense
	-	Tax expense (benefit)
	$(94)	Reclassification, net of tax

	$(101)	Total reclassifications for the period, net of tax

Index
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation, its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a difficult economy in Michigan since 2001, which has had significant adverse effects on our performance.  As a result of the recession, we incurred net losses from 2008 through 2011 and found it necessary to take certain steps to preserve capital and maintain our regulatory capital ratios.

Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2014, albeit at an uneven pace, as evidenced, in part, by an overall decline in the unemployment rate (although Michigan’s unemployment rate has been consistently above the national average).  In addition, housing prices and other related statistics (such as home sales and new building permits) have generally been improving.  In addition, since early- to mid-2009, we have seen an improvement in asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of net loan charge-offs.  As a result of the foregoing factors and others, we returned to profitability in 2012 and have now been profitable for nine consecutive quarters.  In addition, we have completed various transactions to improve our capital structure, as described below.

Recent Developments. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted. The Dodd-Frank Act included the creation of the Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that broadened the base for Federal Deposit Insurance Corporation ("FDIC") insurance assessments; a provision under which interchange fees for debit cards are set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard; a provision that requires bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Dodd-Frank Act only apply to institutions with more than $10 billion in assets. The Dodd-Frank Act has had, and we expect it will continue to have, a significant impact on the banking industry, including our organization.

Index
In 2013, we successfully completed the implementation of a capital plan we had adopted to restore and improve our capital position.  In particular, during the last half of 2013, we completed the following:

•	On July 26, 2013, we executed a Securities Purchase Agreement (“SPA”) with the United States Department of the Treasury ("UST"), pursuant to which we agreed to purchase from the UST for $81.0 million in cash consideration: (i) 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share ("Series B Preferred Stock"), including any and all accrued and unpaid dividends; and (ii) the Amended and Restated Warrant to purchase up to 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the "Amended Warrant");
•	In the third quarter of 2013, we sold a total of 13.225 million shares of our common stock in a public offering for total net proceeds of $97.1 million (including 11.5 million shares sold on August 28, 2013, and 1.725 million shares sold on September 10, 2013 pursuant to the underwriters’ overallotment option), after payment of $5.4 million in underwriting discounts and other offering expenses (the “Common Stock Offering”);
•	On August 29, 2013, we brought current the interest payments and quarterly dividends we had been deferring since the fourth quarter of 2009 on all of our subordinated debentures and trust preferred securities;
•	On August 30, 2013, we completed the redemption of the Series B Preferred Stock and Amended Warrant from the UST pursuant to the terms of the Securities Purchase Agreement described above, which resulted in our exit from the Troubled Asset Relief Program (TARP); and
•	On October 11, 2013, we redeemed all of the 8.25% trust preferred securities (with an aggregate liquidation amount of $9.2 million) issued by IBC Capital Finance II.

On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  We are subject to the New Capital Rules beginning on January 1, 2015. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. Also, under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We believe that we currently exceed all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2014 as compared to 2013.

Index
RESULTS OF OPERATIONS

Summary.  We recorded net income and net income applicable to common stock of $3.1 million during the three months ended March 31, 2014, compared to net income of $5.8 million and net income applicable to common stock of $4.7 million during the three months ended March 31, 2013. The decline in net income is primarily due to decreases in net interest income and non-interest income and increases in the provision for loan losses and income tax expense that were partially offset by a decline in non-interest expenses.

Key performance ratios(a)
	Three months ended March 31,
	2014	2013
Net income (annualized) to
Average assets	0.57%	0.93%
Average common shareholders’ equity	5.41	34.76

Net income per common share
Basic	$0.14	$0.51
Diluted	0.13	0.27

(a)  For 2013 these amounts are calculated using net income applicable to common stock.

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

Net interest income totaled $18.5 million during the first quarter of 2014, which represents a $1.1 million, or 5.5% decrease, from the comparable quarter one year earlier.  The decrease in net interest income in 2014 compared to 2013 primarily reflects a 46 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $115.9 million increase in average interest-earning assets.

The decline in our net interest margin is primarily due to the prolonged low interest rate environment and a shift in our average interest-earning assets mix, as higher yielding loans have declined and lower yielding investment securities have increased.

Index
Interest rates have generally been at extremely low levels over the past five to six years due primarily to the FRB’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had an adverse impact on our interest income and net interest income.   Based on recent announcements by the FRB, short-term interest rates are expected to remain extremely low until at least 2015.  However, during 2013, mid- to long-term interest rates began to increase (for example the 10-year U.S. treasury yield increased to 2.73% at the end of the first quarter of 2014 from 1.87% at the end of the first quarter of 2013).  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), our net interest margin will generally benefit on a long-term basis from rising interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2014 non-accrual loans averaged $18.6 million compared to $31.0 million in the first quarter of 2013.

Average Balances and Rates

	Three Months Ended
	March 31,
	2014			2013
	Average			Average
	Balance	Interest	Rate(3)	Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,369,065	$18,162	5.36%	$1,436,527	$20,649	5.81%
Tax-exempt loans(2)	5,193	82	6.40	5,884	94	6.48
Taxable securities	441,783	1,383	1.27	199,876	670	1.36
Tax-exempt securities(2)	41,023	399	3.94	24,200	362	6.07
Cash – interest bearing	108,855	91	0.34	186,065	120	0.26
Other investments	23,419	332	5.75	20,838	212	4.13
Interest Earning Assets	1,989,338	20,449	4.16	1,873,390	22,107	4.77
Cash and due from banks	45,439			45,583
Other assets, net	188,246			142,300
Total Assets	$2,223,023			$2,061,273

Liabilities
Savings and interest-bearing checking	$946,295	263	0.11	$894,348	282	0.13
Time deposits	443,630	1,030	0.94	423,713	1,247	1.19
Other borrowings	54,329	512	3.82	67,802	865	5.17
Interest Bearing Liabilities	1,444,254	1,805	0.51	1,385,863	2,394	0.70
Non-interest bearing deposits	511,463			493,952
Other liabilities	32,284			41,683
Shareholders’ equity	235,022			139,775
Total liabilities and shareholders’ equity	$2,223,023			$2,061,273

Net Interest Income		$18,644			$19,713

Net Interest Income as a Percent
of Average Interest Earning Assets			3.79%			4.25%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%.
(3)	Annualized.

Index
Provision for loan losses.  The provision for loan losses was an expense of $0.4 million and a credit of $0.7 million in the first quarters of 2014 and 2013, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.   See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2014.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $9.0 million during the first three months of 2014 compared to $11.1 million in 2013.

Non-Interest Income
	Three months ended
	March 31,
	2014	2013
	(In thousands)
Service charges on deposit accounts	$3,055	$3,406
Interchange income	1,941	1,757
Net gains on assets
Mortgage loans	1,144	3,637
Securities	112	84
Mortgage loan servicing	264	622
Investment and insurance commissions	402	450
Bank owned life insurance	319	338
Title insurance fees	274	484
Increase in fair value of U.S. Treasury warrant	-	(1,045)
Other	1,444	1,335
Total non-interest income	$8,955	$11,068

Service charges on deposit accounts totaled $3.1 million in the first quarter of 2014, a $0.4 million, or 10.3%, decrease from the comparable period in 2013.  The decrease in such service charges in 2014 principally results from a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income increased by $0.2 million, or 10.5%, in the first quarter of 2014 compared to the year ago period.  The increase in interchange income primarily results from increased debit card transaction activity.  In January 2014, we executed a new Debit Brand Agreement with MasterCard (which replaces our former agreement with VISA).  We expect to convert our debit card base to MasterCard in May and June of 2014, and assuming similar future transaction volumes, we expect this new agreement to result in an increase in our annual interchange net revenues of approximately $1 million.

Index
As described earlier, the Dodd-Frank Act includes a provision under which interchange fees for debit cards are set by the FRB under a restrictive “reasonable and proportional cost” per transaction standard. On June 29, 2011, the FRB issued final rules (that were effective October 1, 2011) on interchange fees for debit cards. Overall, these final rules established price caps for debit card interchange fees that were significantly lower than previous averages. However, debit card issuers with less than $10 billion in assets (like us) are exempt from this rule. On a long-term basis, it is not clear how competitive market factors may impact debit card issuers who are exempt from the rule.  However, we have been experiencing some reduction in per transaction interchange revenue due to certain transaction routing changes, particularly at large merchants.

Net gains on mortgage loans were $1.1 million and $3.6 million in the first quarters of 2014 and 2013, respectively.   Mortgage loan sales totaled $47.1 million in the first quarter of 2014 compared to $130.5 million in the first quarter of 2013.  Mortgage loans originated totaled $44.2 million in the first quarter of 2014 compared to $128.7 million in the comparable quarter of 2013.  The declines in mortgage loan originations, sales and net gains in 2014 as compared to 2013 is due primarily to an increase in mortgage loan interest rates that significantly reduced mortgage loan refinance volumes.

Mortgage Loan Activity

	Three months ended
	March 31,
	2014	2013
	(Dollars in thousands)
Mortgage loans originated	$44,241	$128,732
Mortgage loans sold	47,118	130,456
Mortgage loans sold with servicing rights released	7,861	14,537
Net gains on the sale of mortgage loans	1,144	3,637
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	2.43%	2.79%
Fair value adjustments included in the Loan
Sales Margin	(0.14)	(0.74)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.57% and 3.53% in the first quarters of 2014 and 2013, respectively. The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2014 was generally due to a narrowing of primary-to-secondary market pricing spreads reflecting increased price competition.

Index
We recorded securities net gains of approximately $0.1 million in both the first quarter of 2014 and 2013.  These securities net gains are due to an increase in the fair value of our trading securities.

We recorded no net impairment losses in either the first quarter of 2014 or 2013, for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated income of $0.3 million and $0.6 million in the first quarters of 2014 and 2013, respectively.  This quarterly comparative variance is primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$13,710	$11,013
Originated servicing rights capitalized	382	1,029
Amortization	(534)	(1,210)
(Increase) decrease in valuation allowance	(285)	758
Balance at end of period	$13,273	$11,590

Valuation allowance at end of period	$3,140	$5,329

At March 31, 2014 we were servicing approximately $1.72 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.50% and a weighted average service fee of approximately 25.3 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2014 totaled $13.3 million, representing approximately 77 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $14.3 million at March 31, 2014.

Investment and insurance commissions declined modestly (by $0.048 million) during the first quarter of 2014 as compared to the year ago period due primarily to a change in sales mix.

We earned $0.3 million in both the first quarter of 2014 and 2013, principally as a result of increases in the cash surrender value of our separate account bank owned life insurance.  Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The slight decline in earnings in 2014 primarily reflects lower returns on agency mortgage-backed securities. The total cash surrender value of our bank owned life insurance was $52.6 million and $52.3 million at March 31, 2014 and December 31, 2013, respectively.

Index
Title insurance fees totaled $0.3 million and $0.5 million in the first quarters of 2014 and 2013, respectively. The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

Changes in the fair value of the Amended Warrant issued to the UST in April 2010 had been recorded as a component of non-interest income. Up until April 16, 2013, the fair value of this Amended Warrant was included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.  The provision in the Amended Warrant which caused it to be accounted for as a derivative and included in accrued expenses and other liabilities expired on April 16, 2013.  As a result, the Amended Warrant was reclassified into shareholders’ equity on that date at its then fair value (which was approximately $1.5 million).  (See “Liquidity and capital resources.”)  The Amended Warrant was purchased from the UST and retired on August 30, 2013 pursuant to the SPA.

Two significant inputs in the valuation model for the Amended Warrant were our common stock price and the probability of triggering anti-dilution provisions in this instrument related to certain equity transactions.  The fair value of the Amended Warrant increased by $1.0 million in the first quarter of 2013 due primarily to a rise in our common stock price during that quarter.

Other non-interest income totaled $1.4 million and $1.3 million during the first quarters of 2014 and 2013, respectively.  This increase is primarily due to an increase in rental income on other real estate owned (“ORE”).

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense totaled $22.4 million in the first quarter of 2014 compared to $25.5 million in the year ago period.  This decrease was primarily due to declines in credit related costs (loan and collection expenses, net losses on ORE and repossessed assets and vehicle service contract counterparty contingencies), FDIC deposit insurance, legal and professional fees, and the provision for loss reimbursement on sold loans.

Index
Non-Interest Expense

	Three months ended
	March 31,
	2014	2013
	(In thousands)
Compensation	$8,308	$8,205
Performance-based compensation	912	1,062
Payroll taxes and employee benefits	2,018	2,040
Compensation and employee benefits	11,238	11,307
Occupancy, net	2,483	2,424
Data processing	2,086	1,916
Loan and collection	1,465	2,226
Furniture, fixtures and equipment	1,069	1,032
Communications	789	780
Advertising	519	570
FDIC deposit insurance	417	630
Interchange expense	402	410
Legal and professional fees	401	692
Credit card and bank service fees	263	334
Supplies	239	250
Amortization of intangible assets	134	203
Vehicle service contract counterparty contingencies	68	127
Cost (recoveries) related to unfunded lending commitments	10	(19)
Net (gains) losses on other real estate and repossessed assets	(87)	652
Provision for loss reimbursement on sold loans	(481)	663
Other	1,385	1,276
Total non-interest expense	$22,400	$25,473

Compensation and employee benefits expenses, in total, decreased by $0.07 million, or 0.6%, in the first quarter of 2014, primarily because of staffing reductions.

Compensation expense increased by $0.1 million, or 1.3%.  Average full-time equivalent employees (“FTE’s”) were reduced by 38.5, or 4.5%, during the first quarter of 2014 compared to the year ago quarter.  However, the impact of the FTE reductions was more than offset by a $0.3 million reduction in the amount of deferred compensation related to direct loan origination costs because of the reduced levels of new loan volume in 2014.

Performance-based compensation decreased by $0.2 million in 2014 due primarily to a lower accrual for the anticipated employee stock ownership plan contribution and due to reduced commissions for loan personnel.

Payroll taxes and employee benefits decreased slightly in 2014 due primarily to declines in payroll taxes and medical and dental insurance costs principally resulting from the FTE reductions enumerated above.

Occupancy, net, increased slightly in the first quarter of 2014 compared to 2013 because of a $0.2 million increase in snow removal costs associated with the harsh Michigan winter in 2014.

Index
Data processing expense increased $0.2 million, or 8.9%, in the first quarter of 2014 compared to the year earlier period due primarily to the write-off of certain deferred but unamortized costs related to our core data processing contract that was scheduled to expire in April 2015.  In March 2014, we entered into a new seven-year core data processing contract which replaced the contract expiring in April 2015.  Under the terms of the new contract, we expect to reduce core data processing costs by approximately $1 million annually beginning in the second quarter of 2014.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2014, which primarily reflects the overall year-over-year decrease in non-performing assets and “watch” credits. (See “Portfolio Loans and asset quality.”)

Furniture, fixtures and equipment, communications, advertising, interchange and supplies expenses were collectively relatively unchanged at a total of approximately $3.0 million in both the first quarter of 2014 and 2013.

FDIC deposit insurance expense totaled $0.4 million and $0.6 million in the first quarters of 2014 and 2013, respectively.  The decline in 2014 principally reflects a reduction in the Bank’s risk based premium rate that occurred in the fourth quarter of 2013 due to our improved financial metrics.

Legal and professional fees decreased $0.3 million, or 42.1%, in the first quarter of 2014 compared to the year earlier period due primarily to a decline in legal fees at Mepco related to counterparty litigation associated with collection matters and a decline in consulting fees at the Bank.

Credit card and bank service fees decreased primarily due to a decline in the number of payment plans being serviced by Mepco in the first quarter of 2014 compared to the first quarter of 2013.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.0 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.1 million in both the first quarter of 2014 and 2013.

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

Index
In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In addition, see Note #14 to the Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

The changes in cost (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Net (gains) losses on ORE and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The modest net gain of $0.1 million in 2014 (as compared to a net loss of $0.7 million in 2013) primarily reflects greater stability in real estate prices during the last twelve months, with some markets even experiencing price increases.

The provision for loss reimbursement on sold loans was a credit of $0.5 million and an expense of $0.7 million in the first quarters of 2014 and 2013, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac).  The credit provision in the first quarter of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased from 2010 to 2013 as Fannie Mae and Freddie Mac, in particular, were doing more reviews of mortgage loans where they had incurred or expected to incur a loss and were more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  In November 2013, we executed a Resolution Agreement with Fannie Mae to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to them by January 31, 2009.  Under the terms of the Resolution Agreement, we paid Fannie Mae approximately $1.5 million in November 2013 with respect to the Repurchase Obligations.  We believe that it was in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  In addition, we were notified by Freddie Mac in January 2014 that they had completed their review of mortgage loans that we originated between January 1, 2000 and December 31, 2008 and delivered to them.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at March 31, 2014 and December 31, 2013 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
Other non-interest expenses increased by $0.1 million in the first quarter of 2014 compared to 2013 due primarily to an increase in fraud related costs.

Income tax expense.  We recorded an income tax expense of $1.5 million and $0.035 million in the first quarters of 2014 and 2013, respectively. Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  Accordingly, in the first quarter of 2013, the income tax expense related to our income before income tax was largely offset by the change in the deferred tax valuation allowance.

We assess whether a valuation allowance on our deferred tax assets is necessary each quarter.  Reversing or reducing the valuation allowance requires us to conclude that the realization of the deferred tax assets is “more likely than not.”  The ultimate realization of this asset is primarily based on generating future income.  As of June 30, 2013, we concluded that the realization of substantially all of our deferred tax assets was more likely than not.  That conclusion was primarily based upon the following factors:

•	Achieving a sixth consecutive quarter of profitability;
•	A forecast of future profitability that supported the conclusion that the realization of the deferred tax assets was more likely than not; and
•	A forecast that future asset quality continued to be stable to improving and that other factors did not exist that could cause a significant adverse impact on future profitability.

We have also concluded subsequent to June 30, 2013, that the realization of substantially all of our deferred tax assets continues to be more likely than not for substantially the same reasons as enumerated above, including three additional quarterly profits since the second quarter of 2013.  In 2013, we recorded a $56.0 million reduction in the valuation allowance on our deferred tax assets.

The valuation allowance against our deferred tax assets totaled approximately $1.1 million, $1.1 million and $62.5 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The portion of the valuation allowance on our deferred tax assets that we did not reverse in 2013 primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

Index
Because of our net operating loss and tax credit carryforwards, we are still subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended.  An ownership change, as defined by these rules, would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years.  Although we cannot control market purchases or sales of our common stock, we have in place a Tax Benefits Preservation Plan to dissuade any movement in our stock that would trigger an ownership change, and we limited the size of our Common Stock Offering to avoid triggering any Section 382 limitations.

Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance and also for the first quarter of 2013, the impact of the change in the deferred tax asset valuation allowance.

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended March 31,
	2014	2013
	(In thousands)
Independent Bank	$3,182	$7,064
Mepco	243	543
Other(1)	(263)	(1,776)
Elimination	(24)	(24)
Net income	$3,138	$5,807

(1) Includes amounts relating to our parent company and certain insignificant operations.

The decline in net income at Independent Bank in 2014 compared to 2013 is primarily due to decreases in net interest income and non-interest income and increases in the provision for loan losses and income tax expense that were partially offset by a decline in non-interest expense.  (See “Net interest income,” “Non-interest income,” “Non-interest expense,” “Income tax expense,” “Provision for loan losses,” and “Portfolio Loans and asset quality.”)

The decline in Mepco’s net income to $0.2 million in the first quarter of 2014 from $0.5 million in the first quarter of 2013 is due to a decrease in net interest income as a result of the reduction in payment plan receivables.  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

Index
The change in other in the table above (a net loss of $0.3 million in the first quarter of 2014 as compared to a net loss of $1.8 million in the first quarter of 2013) is due primarily to lower interest expense in 2014 and to the first quarter 2013 change in fair value of the Amended Warrant (see “Non-interest income”).

FINANCIAL CONDITION

Summary.  Our total assets increased by $49.7 million during the first three months of 2014 due primarily to increases in cash and cash equivalents and securities available for sale that were partially offset by a decline in loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.36 billion at March 31, 2014, down 1.0% from $1.37 billion at December 31, 2013.  (See "Portfolio Loans and asset quality.")

Deposits totaled $1.94 billion at March 31, 2014, compared to $1.88 billion at December 31, 2013.  The $53.9 million increase in total deposits during the period is primarily due to growth in checking and savings account balances.

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

Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Securities available for sale		(In thousands)
March 31, 2014	$525,491	$2,621	$5,177	$522,935
December 31, 2013	467,406	2,048	6,973	462,481

Securities available for sale increased during 2014 due primarily to the purchase of U.S. government-sponsored agency mortgage-backed securities, asset-backed securities, municipal securities and corporate securities. The securities were purchased to utilize cash and cash equivalents as well as to utilize funds generated from the decline in Portfolio Loans and loans held for sale as well as from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

Index
Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.  We recorded no net other than temporary impairment charges in earnings on securities in either of the first quarters of 2014 or 2013.

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended
	March 31,
	2014	2013
	(In thousands)

Proceeds	$-	$1,800

Gross gains	$-	$-
Gross losses	-	(7)
Net impairment charges	-	-
Fair value adjustments	112	91
Net gains	$112	$84

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks.

The senior management and board of directors of our Bank retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. However, there can be no assurance that our lending procedures and the use of uniform underwriting standards will prevent us from incurring significant credit losses in our lending activities.

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate mortgage loans as Portfolio Loans, while 15- and 30-year, fixed-rate obligations are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)

Index
Non-performing assets(1)
	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans	$20,711	$17,905
Loans 90 days or more past due and still accruing interest	115	-
Total non-performing loans	20,826	17,905
Other real estate and repossessed assets	18,001	18,282
Total non-performing assets	$38,827	$36,187
As a percent of Portfolio Loans
Non-performing loans	1.53%	1.30%
Allowance for loan losses	2.24	2.35
Non-performing assets to total assets	1.72	1.64
Allowance for loan losses as a percent of non-performing loans	146.15	180.54

(1) Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)

	March 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$32,208	$78,152		$110,360
Non-performing TDR’s (1)	5,354	5,819	(2)	11,173
Total	$37,562	$83,971		$121,533

	December 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$35,134	$79,753		$114,887
Non-performing TDR’s (1)	4,347	4,988	(2)	9,335
Total	$39,481	$84,741		$124,222

(1)  Included in the “Non-performing assets” table above.
(2)  Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Index
Non-performing loans increased by $2.9 million, or 16.3%, during the first quarter of 2014 due principally to an increase in non-performing commercial loans.  Non-performing commercial loans increased by $2.4 million during the first quarter of 2014 due principally to two relationships that moved into non-accrual, which had been categorized as substandard accruing watch credits at year-end 2013. Non-performing commercial loans relate largely to delinquencies caused by cash-flow difficulties encountered by owners of income-producing properties (due to higher vacancy rates and/or lower rental rates). Non-performing residential mortgage loans are primarily due to delinquencies reflecting economic conditions, which still remain somewhat challenging, and soft real estate values in certain markets outside of Michigan where we have mortgage loans secured by resort properties (see Note #4 to the Condensed Consolidated Financial Statements). Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $110.4 million, or 8.11% of total Portfolio Loans, and $114.9 million, or 8.36% of total Portfolio Loans, at March 31, 2014 and December 31, 2013, respectively. The decrease in the amount of performing TDRs in the first quarter of 2014 reflects declines in both commercial loan and retail loan TDR’s.

ORE and repossessed assets totaled $18.0 million at March 31, 2014, compared to $18.3 million at December 31, 2013. This decrease is primarily the result of sales of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.69% on an annualized basis in the first quarter of 2014 compared to 0.82% in the first quarter of 2013.  The $0.5 million decline in loan net charge-offs is primarily due to a $1.0 million decline in mortgage and consumer/installment loan net charge-offs that was partially offset by a $0.5 million increase in commercial loan net charge-offs. The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Allowance for loan losses	Three months ended
	March 31,
	2014		2013
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$32,325	$508	$44,275	$598
Additions (deduction)
Provision for loan losses	428	-	(691)	-
Recoveries credited to allowance	1,068	-	1,451	-
Loans charged against the allowance	(3,384)	-	(4,270)	-
Additions (deductions) included in non-interest expense	-	10	-	(19)
Balance at end of period	$30,437	$518	$40,765	$579

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.69%		0.82%

Index
Allocation of the Allowance for Loan Losses
	March 31,	December 31,
	2014	2013
	(In thousands)
Specific allocations	$14,986	$15,158
Other adversely rated commercial loans	1,108	1,358
Historical loss allocations	8,817	9,849
Additional allocations based on subjective factors	5,526	5,960
Total	$30,437	$32,325

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.015 million credit and a $0.004 million credit in the first quarters of 2014 and 2013, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million at both March 31, 2014 and December 31, 2013. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $1.9 million to $30.4 million at March 31, 2014 from $32.3 million at December 31, 2013 and was equal to 2.24% of total Portfolio Loans at March 31, 2014 compared to 2.35% at December 31, 2013. All four components of the allowance for loan losses outlined above declined in the first quarter of 2014. The allowance for loan losses related to specific loans decreased $0.2 million in 2014 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.3 million in 2014 primarily due to lower expected loss given default rates as well as a decrease in the balance of such loans included in this component to $36.0 million at March 31, 2014 from $39.4 million at December 31, 2013. The allowance for loan losses related to historical losses decreased $1.0 million during 2014 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans) as well as due to a decline in the loan balances included in this component of the allowance calculation. The allowance for loan losses related to subjective factors decreased $0.4 million during 2014 primarily due to the improvement of various economic indicators used in computing this portion of the allowance as well as the overall reduction in total Portfolio Loans.

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

Index
To attract new core deposits, we have implemented a direct mail account acquisition program as well as branch staff sales training. Account acquisition initiatives have historically generated increases in customer relationships. Over the past three to four years, we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. (See “Liquidity and capital resources.”)

Deposits totaled $1.94 billion and $1.88 billion at March 31, 2014 and December 31, 2013, respectively.  The $53.9 million increase in deposits in 2014 is primarily due to growth in checking and savings deposit account balances.  Reciprocal deposits totaled $77.1 million and $83.5 million at March 31, 2014 and December 31, 2013, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2014, we had approximately $339.3 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $12.9 million and $17.2 million at March 31, 2014 and December 31, 2013, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2014, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $103.3 million, or 5.3% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008. In June 2013, we terminated our last remaining interest-rate swap, which had an aggregate notional amount of $10.0 million.  We may begin to again utilize interest-rate swaps in 2014, primarily relating to our commercial lending activities.

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

At March 31, 2014, we had $317.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.50 billion of our deposits at March 31, 2014 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand of approximately $11.4 million at the parent company as of March 31, 2014 (which was increased by $15.0 million in April 2014 as a result of a transfer of funds from the Bank to the parent company through a return of capital as discussed below) provide sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Index
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	March 31,	December 31,
	2014	2013
	(In thousands)
Subordinated debentures	$40,723	$40,723
Amount not qualifying as regulatory capital	(1,223)	(1,223)
Amount qualifying as regulatory capital	39,500	39,500
Shareholders’ equity
Common stock	351,439	351,173
Accumulated deficit	(107,208)	(110,347)
Accumulated other comprehensive loss	(7,644)	(9,245)
Total shareholders’ equity	236,587	231,581
Total capitalization	$276,087	$271,081

We currently have three special purpose entities that issued $39.5 million of cumulative trust preferred securities.  These special purpose entities issued common securities and provided cash to our parent company that in turn, issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition.  On October 11, 2013, we redeemed all ($9.2 million in aggregate liquidation amount) of the outstanding trust preferred securities remaining issued by IBC Capital Finance II and liquidated this entity shortly thereafter.  The trust preferred securities issued by IBC Capital Finance II had an interest rate of 8.25%.  The redemption of these securities has reduced our interest expense by approximately $0.8 million annually.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2014 and December 31, 2013. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

On August 30, 2013, we redeemed the Series B Preferred Stock and the Amended Warrant from the UST and exited TARP by making an $81.0 million payment to the UST pursuant to the SPA.  See note #15 to the Condensed Consolidated Financial Statements included within this report for additional information about the Series B Preferred Stock and the Amended Warrant.

Common shareholders’ equity increased to $236.6 million at March 31, 2014 from $231.6 million at December 31, 2013 due primarily to our net income in the first quarter of 2014. Our tangible common equity (“TCE”) totaled $233.6 million and $228.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 10.35% at both March 31, 2014 and December 31, 2013.

Index
Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $46.6 million at March 31, 2014, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  Also see note #11 to the Condensed Consolidated Financial Statements included within this report.

On April 16, 2014, our Board of Directors declared a quarterly cash dividend on our common stock of six cents per share.  This dividend is payable on May 15, 2014 to shareholders of record on April 30, 2014.  This is our first dividend payment since the third quarter of 2009.

As of March 31, 2014 and December 31, 2013, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
March 31, 2014
200 basis point rise	$407,700	8.63%	$76,600	5.22%
100 basis point rise	393,600	4.88	74,400	2.20
Base-rate scenario	375,300	-	72,800	-
100 basis point decline	350,000	(6.74)	71,400	(1.92)

December 31, 2013
200 basis point rise	$412,200	8.33%	$77,800	5.56%
100 basis point rise	398,200	4.65	75,300	2.17
Base-rate scenario	380,500	-	73,700	-
100 basis point decline	356,400	(6.33)	72,500	(1.63)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

 CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Index
Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See applicable disclaimers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2014, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2014, the Company issued 2,691 shares of common stock to non-employee directors on a current basis and 1,172 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on January 1, 2014, at a price of $12.00 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2014	-	$-	-	NA
February 2014	-	-	-	NA
March 2014	71,813	13.33	-	NA
Total	71,813	$13.33	-	NA

(1) Represents shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan (“ESOP”).

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
10.1*
Form of TSR Performance Share Award Agreement as executed with certain executive officers effective February 7, 2014 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed March 7, 2014).

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

*Represents a compensation plan.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 5, 2014	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial
Officer

Date	May 5, 2014	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal
Accounting Officer