Form 10-Q
period 2014-06-30
INDEPENDENT BANK CORP /MI/
filed 2014-08-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO  ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,942,101
Class	Outstanding at August 4, 2014

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
	(unaudited)
	(In thousands, except share
	amounts)
Assets
Cash and due from banks	$58,599	$48,156
Interest bearing deposits and repurchase agreement	46,938	70,925
Cash and Cash Equivalents	105,537	119,081
Interest bearing deposits - time	15,340	17,999
Trading securities	609	498
Securities available for sale	518,126	462,481
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,414	23,419
Loans held for sale, carried at fair value	23,199	20,390
Loans
Commercial	654,248	635,234
Mortgage	472,202	486,633
Installment	201,206	192,065
Payment plan receivables	49,838	60,638
Total Loans	1,377,494	1,374,570
Allowance for loan losses	(28,197)	(32,325)
Net Loans	1,349,297	1,342,245
Other real estate and repossessed assets	18,121	18,282
Property and equipment, net	46,842	48,594
Bank-owned life insurance	52,913	52,253
Deferred tax assets, net	52,676	57,550
Capitalized mortgage loan servicing rights	12,796	13,710
Vehicle service contract counterparty receivables, net	7,104	7,716
Other intangibles	2,895	3,163
Accrued income and other assets	20,995	22,562
Total Assets	$2,249,864	$2,209,943

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$548,090	$518,658
Savings and interest-bearing checking	937,031	910,352
Reciprocal	63,183	83,527
Retail time	346,534	358,800
Brokered time	13,233	13,469
Total Deposits	1,908,071	1,884,806
Other borrowings	26,614	17,188
Subordinated debentures	40,723	40,723
Vehicle service contract counterparty payables	3,088	4,089
Accrued expenses and other liabilities	28,407	31,556
Total Liabilities	2,006,903	1,978,362

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,931,769 shares at June 30, 2014 and 22,819,136 shares at December 31, 2013	351,791	351,173
Accumulated deficit	(102,532)	(110,347)
Accumulated other comprehensive loss	(6,298)	(9,245)
Total Shareholders’ Equity	242,961	231,581
Total Liabilities and Shareholders’ Equity	$2,249,864	$2,209,943

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest Income	(In thousands)
Interest and fees on loans	$18,146	$20,303	$36,361	$41,013
Interest on securities
Taxable	1,596	993	2,979	1,663
Tax-exempt	287	242	549	480
Other investments	328	324	751	656
Total Interest Income	20,357	21,862	40,640	43,812
Interest Expense
Deposits	1,260	1,463	2,553	2,992
Other borrowings	559	876	1,071	1,741
Total Interest Expense	1,819	2,339	3,624	4,733
Net Interest Income	18,538	19,523	37,016	39,079
Provision for loan losses	(1,845)	(2,107)	(1,417)	(2,798)
Net Interest Income After Provision for Loan Losses	20,383	21,630	38,433	41,877
Non-interest Income
Service charges on deposit accounts	3,532	3,583	6,587	6,989
Interchange income	2,067	1,933	4,008	3,690
Net gains (losses) on assets
Mortgage loans	1,505	3,208	2,649	6,845
Securities	54	107	166	191
Other than temporary impairment loss on securities
Total impairment loss	-	(26)	-	(26)
Loss recognized in other comprehensive loss	-	-	-	-
Net impairment loss recognized in earnings	-	(26)	-	(26)
Mortgage loan servicing	193	1,654	457	2,276
Title insurance fees	217	368	491	852
Decrease (increase) in fair value of U.S. Treasury warrant	-	20	-	(1,025)
Other	2,508	2,164	4,673	4,287
Total Non-interest Income	10,076	13,011	19,031	24,079
Non-Interest Expense
Compensation and employee benefits	11,818	11,715	23,056	23,022
Occupancy, net	2,153	2,147	4,636	4,571
Data processing	1,777	2,042	3,863	3,958
Loan and collection	1,427	1,702	2,892	3,928
Furniture, fixtures and equipment	1,053	1,088	2,122	2,120
Communications	711	730	1,500	1,510
Advertising	601	659	1,120	1,229
FDIC deposit insurance	422	711	839	1,341
Legal and professional	420	664	821	1,356
Interchange expense	342	418	744	828
Credit card and bank service fees	245	331	508	665
Vehicle service contract counterparty contingencies	73	3,127	141	3,254
Costs related to unfunded lending commitments	5	48	15	29
Provision for loss reimbursement on sold loans	15	356	(466)	1,019
Net (gains) losses on other real estate and repossessed assets	(38)	320	(125)	972
Other	1,536	1,684	3,294	3,413
Total Non-interest Expense	22,560	27,742	44,960	53,215
Income Before Income Tax	7,899	6,899	12,504	12,741
Income tax expense (benefit)	1,847	(56,489)	3,314	(56,454)
Net Income	$6,052	$63,388	$9,190	$69,195
Preferred stock dividends and discount accretion	-	(1,157)	-	(2,252)
Net Income Applicable to Common Stock	$6,052	$62,231	$9,190	$66,943
Net Income Per Common Share
Basic	$0.26	$6.56	$0.40	$7.14
Diluted	$0.26	$2.64	$0.39	$2.90
Dividends Per Common Share
Declared	$0.06	$-	$0.06	$-
Paid	$0.06	$-	$0.06	$-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Net income	$6,052	$63,388	$9,190	$69,195
Other comprehensive income, before tax
Available for sale securities
Unrealized gain (loss) arising during period	1,759	(2,463)	4,009	(1,489)
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	219	258	338	291
Reclassification adjustment for other than temporary impairment included in earnings	-	26	-	26
Reclassification adjustments for gains included in earnings	(2)	(15)	(2)	(8)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities	1,976	(2,194)	4,345	(1,180)
Income tax expense (benefit)	691	(413)	1,521	(413)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities, net of tax	1,285	(1,781)	2,824	(767)
Derivative instruments
Unrealized loss arising during period	-	(35)	-	(38)
Reclassification adjustment for expense recognized in earnings	-	114	-	208
Reclassification adjustment for accretion on settled derivatives	95	-	190	-
Unrealized gains recognized in other comprehensive income on derivative instruments	95	79	190	170
Income tax expense (benefit)	34	(1,385)	67	(1,385)
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	61	1,464	123	1,555
Other comprehensive income (loss)	1,346	(317)	2,947	788
Comprehensive income	$7,398	$63,071	$12,137	$69,983

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2014	2013
	(unaudited - In thousands)
Net Income	$9,190	$69,195
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	96,384	249,123
Disbursements for loans held for sale	(96,544)	(230,320)
Provision for loan losses	(1,417)	(2,798)
Deferred federal income tax expense (benefit)	4,874	(58,066)
Deferred loan fees	(526)	(86)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	1,019	(1,735)
Net gains on mortgage loans	(2,649)	(6,845)
Net gains on securities	(166)	(191)
Securities impairment recognized in earnings	-	26
Net (gains) losses on other real estate and repossessed assets	(125)	972
Vehicle service contract counterparty contingencies	141	3,254
Share based compensation	581	427
Decrease in accrued income and other assets	511	12,210
Increase (decrease) in accrued expenses and other liabilities	(3,115)	1,228
Total Adjustments	(1,032)	(32,801)
Net Cash From Operating Activities	8,158	36,394
Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	5,126	2,940
Proceeds from the maturity of securities available for sale	39,579	23,750
Principal payments received on securities available for sale	38,891	14,697
Purchases of securities available for sale	(136,127)	(185,450)
Purchases of interest bearing deposits	-	(8,488)
Proceeds from the maturity of interest bearing deposits	2,593	-
Purchase of Federal Reserve Bank Stock	-	(658)
Redemption of Federal Reserve Bank Stock	5	-
Net (increase) decrease in portfolio loans (loans originated, net of principal payments)	(3,712)	24,938
Net proceeds from the sale of watch, substandard and non-performing loans	-	6,721
Net cash from branch sale	-	3,292
Proceeds from the collection of vehicle service contract counterparty receivables	327	560
Proceeds from the sale of other real estate and repossessed assets	2,870	9,821
Proceeds from the sale of property and equipment	-	3
Capital expenditures	(1,606)	(3,881)
Net Cash used in Investing Activities	(52,054)	(111,755)
Cash Flow from Financing Activities
Net increase in total deposits	23,265	36,552
Net increase in other borrowings	13,799	-
Proceeds from Federal Home Loan Bank advances	-	100
Payments of Federal Home Loan Bank advances	(4,373)	(222)
Net decrease in vehicle service contract counterparty payables	(1,001)	(1,433)
Dividends paid	(1,375)	-
Proceeds from issuance of common stock	37	957
Net Cash from Financing Activities	30,352	35,954
Net decrease in Cash and Cash Equivalents	(13,544)	(39,407)
Cash and Cash Equivalents at Beginning of Period	119,081	179,782
Cash and Cash Equivalents at End of Period	$105,537	$140,375
Cash paid during the period for
Interest	$3,659	$3,617
Income taxes	5	76
Transfers to other real estate and repossessed assets	2,584	2,450
Transfer of payment plan receivables to vehicle service contract counterparty receivables	297	418
Purchase of securities available for sale not yet settled	-	3,211

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Six months ended
	June 30,
	2014	2013
	(unaudited)
	(In thousands)

Balance at beginning of period	$231,581	$134,975
Net income	9,190	69,195
Cash dividends declared	(1,375)	-
Issuance of common stock	37	1,966
Share based compensation	581	427
Common stock warrant	-	1,484
Net change in accumulated other comprehensive loss, net of related tax effect	2,947	788
Balance at end of period	$242,961	$208,835

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2014 and December 31, 2013, and the results of operations for the three and six-month periods ended June 30, 2014 and 2013.  The results of operations for the three and six-month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2013 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

In May, 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  This amended guidance is effective for us on January 1, 2017 and is not expected to have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2014
U.S. agency	$31,495	$170	$85	$31,580
U.S. agency residential mortgage-backed	248,930	1,402	465	249,867
U.S. agency commercial mortgage-backed	17,731	71	44	17,758
Private label residential mortgage-backed	6,802	173	345	6,630
Other asset backed	37,530	58	58	37,530
Obligations of states and political subdivisions	153,488	945	2,088	152,345
Corporate	19,824	116	19	19,921
Trust preferred	2,906	-	411	2,495
Total	$518,706	$2,935	$3,515	$518,126

December 31, 2013
U.S. agency	$32,106	$44	$342	$31,808
U.S. agency residential mortgage-backed	202,649	1,343	532	203,460
Private label residential mortgage-backed	7,294	112	618	6,788
Other asset backed	45,369	10	194	45,185
Obligations of states and political subdivisions	157,966	496	4,784	153,678
Corporate	19,120	43	26	19,137
Trust preferred	2,902	-	477	2,425
Total	$467,406	$2,048	$6,973	$462,481

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

June 30, 2014
U.S. agency	$6,079	$10	$8,044	$75	$14,123	$85
U.S. agency residential mortgage-backed	91,491	318	20,514	147	112,005	465
U.S. agency commercial mortgage-backed	10,624	44	-	-	10,624	44
Private label residential mortgage-backed	-	-	4,491	345	4,491	345
Other asset backed	18,345	58	-	-	18,345	58
Obligations of states and political subdivisions	51,974	1,070	26,541	1,018	78,515	2,088
Corporate	2,740	19	-	-	2,740	19
Trust preferred	-	-	2,495	411	2,495	411
Total	$181,253	$1,519	$62,085	$1,996	$243,338	$3,515

December 31, 2013
U.S. agency	$16,715	$342	$-	$-	$16,715	$342
U.S. agency residential mortgage-backed	78,256	532	-	-	78,256	532
Private label residential mortgage-backed	407	6	4,602	612	5,009	618
Other asset backed	33,862	194	-	-	33,862	194
Obligations of states and political subdivisions	103,942	4,645	4,805	139	108,747	4,784
Corporate	7,105	26	-	-	7,105	26
Trust preferred	-	-	2,425	477	2,425	477
Total	$240,287	$5,745	$11,832	$1,228	$252,119	$6,973

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at June 30, 2014 we had eight U.S. agency, 56 U.S. agency residential mortgage-backed securities and 11 U.S. agency commercial mortgage-backed whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at June 30, 2014 we had five of this type of security, four of which had a fair value less than amortized cost. Two of the four issues are rated by a major rating agency as investment grade while the other two are below investment grade. Two of these bonds have impairment in excess of 10% and all four of these holdings have been impaired for more than 12 months.

The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.  The underlying loans within these securities include Jumbo (68%) and Alt A (32%) at June 30, 2014.

	June 30, 2014		December 31, 2013
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Gain (Loss)	Value	Loss
	(In thousands)

Private label residential mortgage-backed
Jumbo	$4,520	$(211)	$4,687	$(441)
Alt-A	2,110	39	2,101	(65)

All of these securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool for loans that are performing. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

All private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. The cash flows from the underlying loans consider contractual payment terms (scheduled amortization), prepayments, defaults and severity of loss given default. The analysis uses dynamic assumptions for prepayments, defaults and loss severity. Near term prepayment assumptions are based on recently observed prepayment rates. More weight is given to longer term historic performance (12 months). In some cases, recently observed prepayment rates are lower than historic norms due to a minimal amount of new jumbo loan issuances. This loan market is heavily dependent upon securitization for funding, and new securitization transactions have been minimal. Our model projections anticipate that prepayment rates gradually revert to historical levels. For seasoned ARM transactions, normalized prepayment rates range from 10% to 25% CPR. For fixed rate collateral (one transaction), the prepayment speeds are projected to remain stable.

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

At June 30, 2014 three below investment grade private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

		Super	Senior
	Senior	Senior	Support
	Security	Security	Security	Total
	(In thousands)

As of June 30, 2014
Fair value	$2,459	$1,722	$42	$4,223
Amortized cost	2,548	1,592	-	4,140
Non-credit unrealized loss	89	-	-	89
Unrealized gain	-	130	42	172
Cumulative credit related OTTI	748	457	380	1,585

Credit related OTTI recognized in our Condensed Consolidated Statements of Operations
For the three months ended June 30,
2014	$-	$-	$-	$-
2013	26	-	-	26
For the six months ended June 30,
2014	-	-	-	-
2013	26	-	-	26

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at June 30, 2014.  Prior to the second quarter of 2013 all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other asset backed — at June 30, 2014 we had 15 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to widening discount margins.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2014 we had 97 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since the securities acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2014 we had three corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at June 30, 2014 we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and repricing of risk related to these hybrid capital securities.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of June 30, 2014, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
		Net		Net
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,693	$(213)	$1,600	$(302)
Unrated issues	802	(198)	825	(175)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in earnings on securities available for sale during the three and six month periods ended June 30, 2014.  We recorded $0.026 million of credit related OTTI charges during both the three and six month periods ended June 30, 2013 (see discussion above).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale for the three and six month periods ending June 30, follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,835	$1,809	$1,835	$1,809
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	26	-	26
Balance at end of period	$1,835	$1,835	$1,835	$1,835

The amortized cost and fair value of securities available for sale at June 30, 2014, by contractual maturity, follow:

	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing within one year	$18,937	$18,994
Maturing after one year but within five years	72,390	72,741
Maturing after five years but within ten years	43,186	43,415
Maturing after ten years	73,200	71,191
	207,713	206,341
U.S. agency residential mortgage-backed	248,930	249,867
U.S. agency commercial mortgage-backed	17,731	17,758
Private label residential mortgage-backed	6,802	6,630
Other asset backed	37,530	37,530
Total	$518,706	$518,126

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains (1)	Losses (2)
	(In thousands)
2014	$5,126	$2	$-
2013	2,940	15	7

(1) Gains in 2014 exclude $0.053 million of unrealized gain related to a U.S. Treasury short position.
(2) Losses in 2013 exclude $0.026 million of credit related OTTI recognized in earnings.

During 2014 and 2013 our trading securities consisted of various preferred stocks.  During the first six months of 2014 and 2013 we recognized gains on trading securities of $0.111 million and $0.183 million, respectively that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains recognized on trading securities still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2014
Balance at beginning of period	$5,763	$17,000	$2,061	$87	$5,526	$30,437
Additions (deductions)
Provision for loan losses	(1,070)	(579)	(76)	(6)	(114)	(1,845)
Recoveries credited to allowance	2,138	400	352	1	-	2,891
Loans charged against the allowance	(1,656)	(1,279)	(349)	(2)	-	(3,286)
Balance at end of period	$5,175	$15,542	$1,988	$80	$5,412	$28,197

2013
Balance at beginning of period	$10,058	$20,163	$3,162	$129	$7,253	$40,765
Additions (deductions)
Provision for loan losses	(1,404)	(349)	141	(12)	(483)	(2,107)
Recoveries credited to allowance	3,181	450	306	21	-	3,958
Loans charged against the allowance	(3,599)	(1,605)	(613)	(13)	-	(5,830)
Balance at end of period	$8,236	$18,659	$2,996	$125	$6,770	$36,786

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
2014
Balance at beginning of period	$6,827	$17,195	$2,246	$97	$5,960	$32,325
Additions (deductions)
Provision for loan losses	(563)	(386)	100	(20)	(548)	(1,417)
Recoveries credited to allowance	2,493	858	603	5	-	3,959
Loans charged against the allowance	(3,582)	(2,125)	(961)	(2)	-	(6,670)
Balance at end of period	$5,175	$15,542	$1,988	$80	$5,412	$28,197

2013
Balance at beginning of period	$11,402	$21,447	$3,378	$144	$7,904	$44,275
Additions (deductions)
Provision for loan losses	(1,676)	(488)	516	(16)	(1,134)	(2,798)
Recoveries credited to allowance	3,717	1,072	592	28	-	5,409
Loans charged against the allowance	(5,207)	(3,372)	(1,490)	(31)	-	(10,100)
Balance at end of period	$8,236	$18,659	$2,996	$125	$6,770	$36,786

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

				Payment
				Plan
	Commercial	Mortgage	Installment	Receivables	Unallocated	Total
	(In thousands)
June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$2,482	$10,029	$718	$-	$-	$13,229
Collectively evaluated for impairment	2,693	5,513	1,270	80	5,412	14,968
Total ending allowance balance	$5,175	$15,542	$1,988	$80	$5,412	$28,197

Loans
Individually evaluated for impairment	$36,764	$75,899	$6,960	$-		$119,623
Collectively evaluated for impairment	618,953	398,512	194,902	49,838		1,262,205
Total loans recorded investment	655,717	474,411	201,862	49,838		1,381,828
Accrued interest included in recorded investment	1,469	2,209	656	-		4,334
Total loans	$654,248	$472,202	$201,206	$49,838		$1,377,494

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$3,878	$10,488	$792	$-	$-	$15,158
Collectively evaluated for impairment	2,949	6,707	1,454	97	5,960	17,167
Total ending allowance balance	$6,827	$17,195	$2,246	$97	$5,960	$32,325

Loans
Individually evaluated for impairment	$40,623	$78,022	$7,068	$-		$125,713
Collectively evaluated for impairment	596,235	410,887	185,676	60,638		1,253,436
Total loans recorded investment	636,858	488,909	192,744	60,638		1,379,149
Accrued interest included in recorded investment	1,624	2,276	679	-		4,579
Total loans	$635,234	$486,633	$192,065	$60,638		$1,374,570

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and		Total Non-
	Still	Non-	Performing
	Accruing	Accrual	Loans
	(In thousands)
June 30, 2014
Commercial
Income producing - real estate	$-	$1,454	$1,454
Land, land development and construction - real estate	-	687	687
Commercial and industrial	126	2,842	2,968
Mortgage
1-4 family	-	6,373	6,373
Resort lending	-	2,838	2,838
Home equity - 1st lien	-	392	392
Home equity - 2nd lien	-	917	917
Installment
Home equity - 1st lien	-	730	730
Home equity - 2nd lien	-	586	586
Loans not secured by real estate	-	387	387
Other	-	2	2
Payment plan receivables
Full refund	-	8	8
Partial refund	-	-	-
Other	-	3	3
Total recorded investment	$126	$17,219	$17,345
Accrued interest included in recorded investment	$2	$-	$2
December 31, 2013
Commercial
Income producing - real estate	$-	$1,899	$1,899
Land, land development and construction - real estate	-	1,036	1,036
Commercial and industrial	-	2,434	2,434
Mortgage
1-4 family	-	6,594	6,594
Resort lending	-	2,668	2,668
Home equity - 1st lien	-	415	415
Home equity - 2nd lien	-	689	689
Installment
Home equity - 1st lien	-	938	938
Home equity - 2nd lien	-	571	571
Loans not secured by real estate	-	638	638
Other	-	-	-
Payment plan receivables
Full refund	-	20	20
Partial refund	-	3	3
Other	-	-	-
Total recorded investment	$-	$17,905	$17,905
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2014
Commercial
Income producing - real estate	$77	$-	$1,051	$1,128	$241,402	$242,530
Land, land development and construction - real estate	41	-	241	282	33,758	34,040
Commercial and industrial	617	413	2,354	3,384	375,763	379,147
Mortgage
1-4 family	3,314	1,023	6,373	10,710	265,569	276,279
Resort lending	607	677	2,838	4,122	133,432	137,554
Home equity - 1st lien	173	-	392	565	18,798	19,363
Home equity - 2nd lien	396	61	917	1,374	39,841	41,215
Installment
Home equity - 1st lien	306	149	730	1,185	23,680	24,865
Home equity - 2nd lien	310	26	586	922	33,048	33,970
Loans not secured by real estate	429	198	387	1,014	139,535	140,549
Other	15	9	2	26	2,452	2,478
Payment plan receivables
Full refund	842	273	8	1,123	36,357	37,480
Partial refund	260	42	-	302	5,522	5,824
Other	140	36	3	179	6,355	6,534
Total recorded investment	$7,527	$2,907	$15,882	$26,316	$1,355,512	$1,381,828
Accrued interest included in recorded investment	$70	$24	$2	$96	$4,238	$4,334

December 31, 2013
Commercial
Income producing - real estate	$1,014	$428	$878	$2,320	$249,313	$251,633
Land, land development and construction - real estate	781	129	256	1,166	30,670	31,836
Commercial and industrial	1,155	1,665	318	3,138	350,251	353,389
Mortgage
1-4 family	3,750	224	6,594	10,568	270,855	281,423
Resort lending	698	234	2,668	3,600	142,356	145,956
Home equity - 1st lien	172	-	415	587	18,214	18,801
Home equity - 2nd lien	663	73	689	1,425	41,304	42,729
Installment
Home equity - 1st lien	557	134	938	1,629	25,513	27,142
Home equity - 2nd lien	536	136	571	1,243	36,701	37,944
Loans not secured by real estate	833	281	638	1,752	123,295	125,047
Other	22	12	-	34	2,577	2,611
Payment plan receivables
Full refund	1,364	349	20	1,733	46,344	48,077
Partial refund	190	20	3	213	4,840	5,053
Other	122	4	-	126	7,382	7,508
Total recorded investment	$11,857	$3,689	$13,988	$29,534	$1,349,615	$1,379,149
Accrued interest included in recorded investment	$100	$26	$-	$126	$4,453	$4,579

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	June 30,	December 31,
	2014	2013
Impaired loans with no allocated allowance	(In thousands)
TDR	$12,147	$13,006
Non - TDR	240	334
Impaired loans with an allocated allowance
TDR - allowance based on collateral	9,493	10,085
TDR - allowance based on present value cash flow	96,720	101,131
Non - TDR - allowance based on collateral	615	688
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$119,215	$125,244

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,208	$3,127
TDR - allowance based on present value cash flow	10,852	11,777
Non - TDR - allowance based on collateral	169	254
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$13,229	$15,158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$7,923	$7,906	$-	$7,042	$7,178	$-
Land, land development & construction-real estate	872	1,411	-	2,185	3,217	-
Commercial and industrial	3,538	3,520	-	4,110	4,087	-
Mortgage
1-4 family	57	62	-	8	8	-
Resort lending	35	163	-	35	163	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	37	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	12,425	13,099	-	13,380	14,653	-
With an allowance recorded:
Commercial
Income producing - real estate	12,047	13,304	732	14,538	15,631	1,161
Land, land development & construction-real estate	4,148	5,341	630	3,366	4,130	686
Commercial and industrial	8,236	7,747	1,120	9,382	9,529	2,031
Mortgage
1-4 family	56,254	59,341	6,813	57,612	60,768	7,236
Resort lending	19,349	20,326	3,183	20,171	20,608	3,221
Home equity - 1st lien	166	180	16	154	164	11
Home equity - 2nd lien	38	116	17	42	118	20
Installment
Home equity - 1st lien	2,841	3,017	215	2,959	3,115	254
Home equity - 2nd lien	3,421	3,421	411	3,352	3,347	462
Loans not secured by real estate	684	801	91	741	902	75
Other	14	14	1	16	16	1
	107,198	113,608	13,229	112,333	118,328	15,158
Total
Commercial
Income producing - real estate	19,970	21,210	732	21,580	22,809	1,161
Land, land development & construction-real estate	5,020	6,752	630	5,551	7,347	686
Commercial and industrial	11,774	11,267	1,120	13,492	13,616	2,031
Mortgage
1-4 family	56,311	59,403	6,813	57,620	60,776	7,236
Resort lending	19,384	20,489	3,183	20,206	20,771	3,221
Home equity - 1st lien	166	180	16	154	164	11
Home equity - 2nd lien	38	116	17	42	118	20
Installment
Home equity - 1st lien	2,841	3,054	215	2,959	3,115	254
Home equity - 2nd lien	3,421	3,421	411	3,352	3,347	462
Loans not secured by real estate	684	801	91	741	902	75
Other	14	14	1	16	16	1
Total	$119,623	$126,707	$13,229	$125,713	$132,981	$15,158

Accrued interest included in recorded investment	$408			$469

(1) There were no impaired payment plan receivables at June 30, 2014 or December 31, 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows (1):

	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$8,403	$86	$4,856	$42
Land, land development & construction-real estate	821	15	3,212	42
Commercial and industrial	3,352	26	4,400	76
Mortgage
1-4 family	33	-	4	-
Resort lending	35	-	35	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	-	1	2,020	28
Home equity installment - 2nd lien	-	-	2,313	33
Loans not secured by real estate	-	-	599	7
Other	-	-	19	-
	12,644	128	17,458	228
With an allowance recorded:
Commercial
Income producing - real estate	12,780	141	20,745	176
Land, land development & construction-real estate	4,418	40	6,837	55
Commercial and industrial	8,615	80	11,886	88
Mortgage
1-4 family	56,778	589	62,011	682
Resort lending	19,485	195	21,916	222
Home equity line of credit - 1st lien	160	2	156	-
Home equity line of credit - 2nd lien	40	-	42	-
Installment
Home equity installment - 1st lien	2,861	44	1,023	8
Home equity installment - 2nd lien	3,453	48	1,074	12
Loans not secured by real estate	715	7	221	4
Other	15	1	-	-
	109,320	1,147	125,911	1,247
Total
Commercial
Income producing - real estate	21,183	227	25,601	218
Land, land development & construction-real estate	5,239	55	10,049	97
Commercial and industrial	11,967	106	16,286	164
Mortgage
1-4 family	56,811	589	62,015	682
Resort lending	19,520	195	21,951	222
Home equity line of credit - 1st lien	160	2	156	-
Home equity line of credit - 2nd lien	40	-	42	-
Installment
Home equity installment - 1st lien	2,861	45	3,043	36
Home equity installment - 2nd lien	3,453	48	3,387	45
Loans not secured by real estate	715	7	820	11
Other	15	1	19	-
Total	$121,964	$1,275	$143,369	$1,475

(1)	There were no impaired payment plan receivables during the three month periods ended June 30, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows (1):

	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$7,949	$186	$4,587	$105
Land, land development & construction-real estate	1,276	28	3,243	84
Commercial and industrial	3,605	66	3,803	114
Mortgage
1-4 family	24	-	3	-
Resort lending	35	-	23	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	-	1	2,022	52
Home equity installment - 2nd lien	-	-	2,301	62
Loans not secured by real estate	-	-	602	15
Other	-	-	19	1
	12,889	281	16,603	433
With an allowance recorded:
Commercial
Income producing - real estate	13,366	281	20,706	313
Land, land development & construction-real estate	4,067	82	7,494	111
Commercial and industrial	8,871	158	13,335	228
Mortgage
1-4 family	57,056	1,219	62,727	1,388
Resort lending	19,713	386	22,532	441
Home equity line of credit - 1st lien	158	3	125	1
Home equity line of credit - 2nd lien	41	1	42	1
Installment
Home equity installment - 1st lien	2,894	89	1,087	20
Home equity installment - 2nd lien	3,419	97	1,103	25
Loans not secured by real estate	724	17	212	6
Other	15	1	-	-
	110,324	2,334	129,363	2,534
Total
Commercial
Income producing - real estate	21,315	467	25,293	418
Land, land development & construction-real estate	5,343	110	10,737	195
Commercial and industrial	12,476	224	17,138	342
Mortgage
1-4 family	57,080	1,219	62,730	1,388
Resort lending	19,748	386	22,555	441
Home equity line of credit - 1st lien	158	3	125	1
Home equity line of credit - 2nd lien	41	1	42	1
Installment
Home equity installment - 1st lien	2,894	90	3,109	72
Home equity installment - 2nd lien	3,419	97	3,404	87
Loans not secured by real estate	724	17	814	21
Other	15	1	19	1
Total	$123,213	$2,615	$145,966	$2,967

(1)	There were no impaired payment plan receivables during the six month periods ended June 30, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $122.0 million and $143.4 million for the three-month periods ended June 30, 2014 and 2013, respectively and $123.2 million and $146.0 million for the six-month periods ended June 30, 2014 and 2013, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending June 30, 2014 and 2013 was approximately $1.3 million and $1.5 million, respectively and was approximately $2.6 million and $3.0 million during the six months ending June 30, 2014 and 2013, respectively.

Troubled debt restructurings follow:

	June 30, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$31,678	$77,044		$108,722
Non-performing TDR's(1)	4,128	5,510	(2)	9,638
Total	$35,806	$82,554		$118,360

	December 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$35,134	$79,753		$114,887
Non-performing TDR's(1)	4,347	4,988	(2)	9,335
Total	$39,481	$84,741		$124,222

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $13.1 million and $14.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan have generally been for periods ranging from 9 months to 36 months but have extended to as much as 480 months in certain circumstances. Modifications involving an extension of the maturity date have generally been for periods ranging from 1 month to 60 months but have extended to as much as 240 months in certain circumstances.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2014
Commercial
Income producing - real estate	1	$141	$122
Land, land development & construction-real estate	1	15	15
Commercial and industrial	2	1,177	1,439
Mortgage
1-4 family	3	226	229
Resort lending	1	339	341
Home equity - 1st lien	1	17	14
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	314	294
Home equity - 2nd lien	2	73	72
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	13	$2,302	$2,526

2013
Commercial
Income producing - real estate	2	$395	$287
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	72	70
Mortgage
1-4 family	6	482	451
Resort lending	1	234	231
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	6	153	144
Home equity - 2nd lien	4	64	66
Loans not secured by real estate	1	27	27
Other	-	-	-
Total	22	$1,427	$1,276

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow:

		Pre-modification	Post-modification
	Number of	Recorded	Recorded
	Contracts	Balance	Balance
	(Dollars in thousands)
2014
Commercial
Income producing - real estate	3	$354	$332
Land, land development & construction-real estate	1	15	15
Commercial and industrial	6	1,367	1,628
Mortgage
1-4 family	7	950	968
Resort lending	3	633	634
Home equity - 1st lien	1	17	14
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	420	372
Home equity - 2nd lien	5	294	292
Loans not secured by real estate	2	33	29
Other	-	-	-
Total	33	$4,083	$4,284

2013
Commercial
Income producing - real estate	5	$4,478	$3,877
Land, land development & construction-real estate	1	16	-
Commercial and industrial	15	912	810
Mortgage
1-4 family	13	1,273	1,235
Resort lending	4	1,033	1,022
Home equity - 1st lien	1	95	96
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	13	326	317
Home equity - 2nd lien	10	212	212
Loans not secured by real estate	3	84	54
Other	-	-	-
Total	65	$8,429	$7,623

The troubled debt restructurings described above for 2014 decreased the allowance for loan losses by $0.1 million and resulted in $0.02 million of charge offs during the three months ended June 30, 2014 and increased the allowance by $0.1 million and resulted in $0.03 million of charge offs during the six months ended June 30, 2014.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended June 30 follow:

	Number of	Recorded
	Contracts	Balance
(Dollars in thousands)
2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	253
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	1	$253

2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	1	22
Loans not secured by real estate	-	-
Other	-	-
	1	$22

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the six-month periods ended June 30 follow:

	Number of	Recorded
	Contracts	Balance
(Dollars in thousands)
2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	253
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	1	$253

2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	1	334
Commercial and industrial	2	143
Mortgage
1-4 family	1	106
Resort lending	1	156
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	1	22
Loans not secured by real estate	-	-
Other	-	-
	6	$761

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2014 increased the allowance for loan losses by $0.2 million and resulted in zero charge offs during the three months ended June 30, 2014 and increased the allowance for loan losses by $0.2 million and resulted in zero charge offs during the six months ended June 30, 2014.

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

Credit Quality Indicators – As part of our on-going monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) weighted-average risk grade of commercial loans, (b) the level of classified commercial loans (c) credit scores of mortgage and installment loan borrowers (d) insurance industry ratings of certain counterparties for payment plan receivables and (e) delinquency history and non-performing loans.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
			Substandard	Non-
	Non-watch	Watch	Accrual	Accrual
	1-6	7-8	9	10-11	Total
			(In thousands)
June 30, 2014
Income producing - real estate	$225,104	$14,394	$1,578	$1,454	$242,530
Land, land development and construction - real estate	23,433	9,377	543	687	34,040
Commercial and industrial	345,007	24,282	7,016	2,842	379,147
Total	$593,544	$48,053	$9,137	$4,983	$655,717
Accrued interest included in total	$1,312	$127	$30	$-	$1,469

December 31, 2013
Income producing - real estate	$227,957	$17,882	$3,895	$1,899	$251,633
Land, land development and construction - real estate	25,654	4,829	317	1,036	31,836
Commercial and industrial	318,183	26,303	6,469	2,434	353,389
Total	$571,794	$49,014	$10,681	$5,369	$636,858
Accrued interest included in total	$1,433	$147	$44	$-	$1,624

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
			Home	Home
		Resort	Equity	Equity
	1-4 Family	Lending	1st Lien	2nd Lien	Total
	(In thousands)
June 30, 2014
800 and above	$27,501	$14,476	$3,471	$5,536	$50,984
750-799	62,721	52,210	5,889	11,184	132,004
700-749	53,004	34,112	3,076	8,637	98,829
650-699	46,330	19,308	2,692	6,589	74,919
600-649	32,528	6,077	1,837	5,081	45,523
550-599	22,983	4,985	1,076	2,156	31,200
500-549	16,805	2,672	716	1,308	21,501
Under 500	5,817	892	362	536	7,607
Unknown	8,590	2,822	244	188	11,844
Total	$276,279	$137,554	$19,363	$41,215	$474,411
Accrued interest included in total	$1,299	$611	$94	$205	$2,209

December 31, 2013
800 and above	$23,924	$13,487	$3,650	$5,354	$46,415
750-799	60,728	56,880	4,560	11,809	133,977
700-749	58,269	35,767	3,289	8,628	105,953
650-699	49,771	21,696	2,316	7,145	80,928
600-649	34,991	8,555	2,621	5,141	51,308
550-599	24,616	3,261	1,165	2,485	31,527
500-549	14,823	2,271	644	1,560	19,298
Under 500	9,492	1,160	323	360	11,335
Unknown	4,809	2,879	233	247	8,168
Total	$281,423	$145,956	$18,801	$42,729	$488,909
Accrued interest included in total	$1,300	$650	$97	$229	$2,276

(1) Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home	Home	Loans not
	Equity	Equity	Secured by
	1st Lien	2nd Lien	Real Estate	Other	Total
	(In thousands)
June 30, 2014
800 and above	$2,887	$2,979	$27,022	$127	$33,015
750-799	5,758	10,656	59,405	497	76,316
700-749	4,369	7,573	26,885	705	39,532
650-699	4,197	6,335	14,972	544	26,048
600-649	3,169	2,739	5,340	287	11,535
550-599	2,487	1,786	2,480	136	6,889
500-549	1,517	1,408	1,172	111	4,208
Under 500	401	443	653	36	1,533
Unknown	80	51	2,620	35	2,786
Total	$24,865	$33,970	$140,549	$2,478	$201,862
Accrued interest included in total	$102	$124	$410	$20	$656

December 31, 2013
800 and above	$2,977	$3,062	$23,649	$53	$29,741
750-799	6,585	11,197	48,585	557	66,924
700-749	4,353	9,487	25,343	683	39,866
650-699	4,815	6,832	15,256	646	27,549
600-649	3,173	2,824	5,289	258	11,544
550-599	2,843	2,084	2,785	213	7,925
500-549	1,483	1,715	1,732	130	5,060
Under 500	751	663	516	29	1,959
Unknown	162	80	1,892	42	2,176
Total	$27,142	$37,944	$125,047	$2,611	$192,744
Accrued interest included in total	$114	$144	$399	$22	$679

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of June 30, 2014, approximately 75.2% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 11.7% of Mepco’s outstanding payment plan receivables as of June 30, 2014, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full	Partial
	Refund	Refund	Other	Total
	(In thousands)
June 30, 2014
AM Best rating
A+	$-	$22	$-	$22
A	15,513	4,569	-	20,082
A-	1,564	930	6,534	9,028
Not rated	20,403	303	-	20,706
Total	$37,480	$5,824	$6,534	$49,838

December 31, 2013
AM Best rating
A	$20,203	$4,221	$-	$24,424
A-	4,058	832	7,496	12,386
Not rated	23,816	-	12	23,828
Total	$48,077	$5,053	$7,508	$60,638

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB(1)	Mepco	Other(1)(2)	Elimination(3)	Total
	(In thousands)
Total assets
June 30, 2014	$2,142,496	$82,334	$297,632	$(272,598)	$2,249,864
December 31, 2013	2,104,550	94,648	272,348	(261,603)	2,209,943

For the three months ended June 30,
2014
Interest income	$18,511	$1,846	$16	$(16)	$20,357
Net interest income	17,384	1,480	(326)	-	18,538
Provision for loan losses	(1,838)	(7)	-	-	(1,845)
Income (loss) before income tax	8,014	305	(397)	(23)	7,899
Net income (loss)	6,115	201	(136)	(128)	6,052

2013
Interest income	$18,935	$2,927	$-	$-	$21,862
Net interest income	17,807	2,306	(590)	-	19,523
Provision for loan losses	(2,093)	(14)	-	-	(2,107)
Income (loss) before income tax	10,637	(2,973)	(742)	(23)	6,899
Net income (loss)	57,442	(1,839)	7,808	(23)	63,388

For the six months ended June 30,
2014
Interest income	$36,709	$3,931	$16	$(16)	$40,640
Net interest income	34,467	3,162	(613)	-	37,016
Provision for loan losses	(1,395)	(22)	-	-	(1,417)
Income (loss) before income tax	12,692	661	(802)	(47)	12,504
Net income (loss)	9,297	444	(399)	(152)	9,190

2013
Interest income	$37,715	$6,097	$-	$-	$43,812
Net interest income	35,423	4,827	(1,171)	-	39,079
Provision for loan losses	(2,780)	(18)	-	-	(2,798)
Income (loss) before income tax	17,456	(2,150)	(2,518)	(47)	12,741
Net income (loss)	64,506	(1,296)	6,032	(47)	69,195

(1) IB and Other (parent company) include $49.1 million and $8.5 million, respectively of income tax benefit related to the reversal of substantially all of the valuation allowance on our net deferred tax assets in both the three and six month periods ending June 30, 2013 (see note #10).
(2) Includes amounts relating to our parent company and certain insignificant operations.
(3) Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net income applicable to common stock	$6,052	$62,231	$9,190	$66,943
Convertible preferred stock dividends	-	1,157	-	2,252
Net income applicable to common stock for calculation of diluted earnings per share	$6,052	$63,388	$9,190	$69,195

Weighted average shares outstanding (1)	22,928	9,480	22,908	9,374
Restricted stock units	305	391	304	376
Effect of stock options	126	84	126	75
Stock units for deferred compensation plan for non-employee directors	107	123	116	119
Effect of convertible preferred stock	-	13,953	-	13,953
Weighted average shares outstanding for calculation of diluted earnings per share	23,466	24,031	23,454	23,897

Net income per common share
Basic (1)	$0.26	$6.56	$0.40	$7.14
Diluted	$0.26	$2.64	$0.39	$2.90
(1) Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.03 million and 0.06 million for the three-month periods ended June 30, 2014 and 2013, respectively and totaled 0.03 million and 0.05 million for the six-month periods ended June 30, 2014 and 2013, respectively.  The warrant to purchase 346,154 shares of our common stock (see note #15) was not considered in computing diluted net income per share in each period in 2013 as it was anti-dilutive.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2014
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$21,138	0.1	$590
Mandatory commitments to sell mortgage loans	42,308	0.1	(226)
Pay-fixed interest rate swap agreements	2,359	9.7	(99)
Pay-variable interest rate swap agreements	2,359	9.7	99
U.S. Treasury short position	13,000	0.6	52
Total	$81,164	0.7	$416

	December 31, 2013
		Average
	Notional	Maturity	Fair
	Amount	(years)	Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$15,754	0.1	$366
Mandatory commitments to sell mortgage loans	35,412	0.1	128
Total	$51,166	0.1	$494

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges during 2013 included certain pay-fixed interest-rate swaps which converted the variable-rate cash flows on debt obligations to fixed-rates.  During the second quarter of 2013 we terminated our last Cash Flow Hedge pay-fixed interest rate swap and paid a termination fee of $0.6 million.

We recorded the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  The related gains or losses were reported in other comprehensive income or loss and were subsequently reclassified into earnings as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affected earnings.  To the extent that the Cash Flow Hedges were not effective, the ineffective portion of the Cash Flow Hedges were immediately recognized as interest expense.  The remaining unrealized loss on the terminated pay-fixed interest-rate swap which was initially equal to the termination fee discussed above is included in accumulated other comprehensive income and is being amortized into earnings over the remaining original life of the pay-fixed interest-rate swap.

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

During the second quarter of 2014 we began a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons.  We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party.  The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the interest rate swap agreements in the table above relate to this program.

Also during the second quarter of 2014 we completed a securities trade in which we shorted a $13 million U.S. Treasury security.  The change in the fair value of this short position has been recorded in gain on securities in our Condensed Consolidated Statements of Operations.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2014		2013		2014		2013
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
	(In thousands)

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$590	Other assets	$366	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	128	Other liabilities	226	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	99	Other liabilities	-
Pay-variable interest rate swap agreements	Other assets	99	Other assets	-	Other liabilities	-	Other liabilities	-
U.S. Treasury short position	Other assets	52	Other assets	-	Other liabilities	-	Other liabilities	-
Total derivatives		$741		$494		$325		$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
			Location of
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated	Gain (Loss)
	Recognized in		Other	Reclassified from
	Other		Comprehensive	Accumulated Other
	Comprehensive		Loss into	Comprehensive		Location of	Gain (Loss)
	Income (Loss)		Income	Loss into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income (1)
	2014	2013	Portion)	2014	2013	in Income (1)	2014	2013
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$-	$(35)	Interest expense	$(95)	$(114)		$-	$-
Total	$-	$(35)		$(95)	$(114)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$238	$(783)
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(271)	2,185
Pay-fixed interest rate swap agreements						Interest income	(99)	-
Pay-variable interest rate swap agreements						Interest income	99	-
U.S. Treasury short position						Gain on securities	52	-
Amended warrant						Increase in fair value of U.S. Treasury warrant	-	20
Total							$19	$1,422

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
			Location of
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated	Gain (Loss)
	Recognized in		Other	Reclassified from
	Other		Comprehensive	Accumulated Other
	Comprehensive		Loss into	Comprehensive		Location of	Gain (Loss)
	Income (Loss)		Income	Loss into Income		Gain (Loss)	Recognized
	(Effective Portion)		(Effective	(Effective Portion)		Recognized	in Income (1)
	2014	2013	Portion)	2014	2013	in Income (1)	2014	2013
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$-	$(38)	Interest expense	$(190)	$(208)		$-	$-
Total	$-	$(38)		$(190)	$(208)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$224	$(992)
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(354)	2,121
Pay-fixed interest rate swap agreements						Interest income	(99)	-
Pay-variable interest rate swap agreements						Interest income	99	-
U.S. Treasury short position						Gain on securities	52	-
Amended warrant						Increase in fair value of U.S. Treasury warrant	-	(1,025)
Total							$(78)	$104

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	June 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)

Amortized intangible assets - core deposits	$23,703	$20,808	$23,703	$20,540

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2019 and thereafter in the following table.

(In thousands)

Six months ending December 31, 2014	$268
2015	347
2016	347
2017	346
2018	346
2019 and thereafter	1,241
Total	$2,895

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of June 30, 2014.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2014. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the first quarter of 2014, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSUs”) to certain officers.  The shares of restricted stock vest ratably over three years and the PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

During the second quarter of 2013, we issued 0.1 million restricted stock units to six of our executive officers.  These restricted stock units do not vest for a minimum of three years.  Also, during the second quarter of 2013, pursuant to our long-term incentive plan we granted 0.1 million stock options to certain officers, none of whom is a named executive officer.  The stock options have an exercise price equal to the market value on the date of grant, vest ratably over a three year period and expire 10 years from date of grant.  We use the Black Scholes option pricing model to measure compensation cost for stock options.  We also estimate expected forfeitures over the vesting period.

Our directors may elect to receive at least a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.007 million shares and 0.034 million shares to directors during the first six months of 2014 and 2013, respectively, and expensed their value during those same periods.

During 2013 a portion of our president’s annual salary was paid in the form of common stock.  The annual amount paid in common stock (also referred to as “salary stock”) was $0.020 million for 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.3 million and $0.5 million during the three and six month periods ended June 30, 2014, respectively, and was $0.1 million and $0.3 million during the same periods in 2013, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2014, respectively and zero for each period during 2013. Total expense recognized for non-employee director share based payments was $0.05 million and $0.09 million during the three and six month periods ended June 30, 2014, respectively, and was $0.09 million and $0.17 million during the same periods in 2013, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.03 million for the three and six month periods ended June 30, 2014, respectively and zero for each period during 2013.

At June 30, 2014, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $2.0 million.  The weighted-average period over which this amount will be recognized is 2.2 years.

A summary of outstanding stock option grants and related transactions follows:

			Weighted-
			Average
		Average	Remaining	Aggregated
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2014	320,300	$4.52
Granted	-
Exercised	(11,241)	3.23
Forfeited	(4,401)	5.17
Expired	(284)	3.46
Outstanding at June 30, 2014	304,374	$4.56	7.60	$2,610

Vested and expected to vest at June 30, 2014	296,442	$4.55	7.57	$2,541
Exercisable at June 30, 2014	184,525	$4.77	7.02	$1,576

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at January 1, 2014	303,980	$3.77
Granted	102,561	13.84
Vested	-
Forfeited	(1,292)	12.78
Outstanding at June 30, 2014	405,249	$6.29

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Intrinsic value	$93	$6	$108	$21
Cash proceeds received	$26	$2	$36	$13
Tax benefit realized	$32	$-	$37	$-

10.	Income Tax

Income tax expense (benefit) was $1.8 million and $(56.5) million during the three months ended June 30, 2014 and 2013, respectively and $3.3 million and $(56.5) million during the six months ended June 30, 2014 and 2013, respectively.  Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  The reversal of substantially all of this valuation allowance on our deferred tax assets during the second quarter of 2013 resulted in our recording an income tax benefit of $57.6 million.  In addition, during the second quarter of 2013, we recorded $1.4 million of income tax expense to clear from accumulated other comprehensive loss (“AOCL”) the disproportionate tax effects from cash flow hedges.  These disproportionate tax effects had been charged to other comprehensive income and credited to income tax expense due to our valuation allowance on deferred tax assets (see Note #16).  Because we terminated our last remaining cash flow hedge in the second quarter of 2013, it was appropriate to clear these disproportionate tax effects from AOCL.

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

We have also concluded subsequent to June 30, 2013, that the realization of substantially all of our deferred tax assets continues to be more likely than not for substantially the same reasons as enumerated above, including four additional profitable quarters since June 30, 2013.

The valuation allowance against our deferred tax assets totaled $1.0 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively. We did not reverse approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance and also for the second quarter and first six months of 2013, the impact of the change in the deferred tax asset valuation allowance.  In addition, the second quarter and year-to-date 2014 income tax expense was reduced by a credit of approximately $0.7 million due to a true-up of the amount of unrecognized tax benefits relative to certain net operating loss carryforwards and the reversal of the valuation allowance on our capital loss carryforward that we now believe is more likely than not to be realized due to a strategy executed during the second quarter of 2014.

At June 30, 2014 and December 31, 2013, we had gross unrecognized tax benefits of approximately $1.1 million and $1.7 million, respectively.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2014.

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2014, the Bank had negative undivided profits of $40.3 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2014 and December 31, 2013 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

			Minimum for		Minimum for
			Adequately Capitalized		Well-Capitalized
	Actual		Institutions		Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2014
Total capital to risk-weighted assets
Consolidated	$259,196	18.00%	$115,195	8.00%	NA	NA
Independent Bank	234,562	16.33	114,910	8.00	143,638	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$240,978	16.74%	$57,597	4.00%	NA	NA
Independent Bank	216,394	15.07	57,455	4.00	86,183	6.00%

Tier 1 capital to average assets
Consolidated	$240,978	11.00%	$87,643	4.00%	NA	NA
Independent Bank	216,394	9.91	87,384	4.00	109,230	5.00%

December 31, 2013
Total capital to risk-weighted assets
Consolidated	$245,284	17.35%	$113,086	8.00%	NA	NA
Independent Bank	234,078	16.57	113,013	8.00	$141,267	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$227,338	16.08%	$56,543	4.00%	NA	NA
Independent Bank	216,146	15.30	56,507	4.00	84,760	6.00%

Tier 1 capital to average assets
Consolidated	$227,338	10.61%	$85,729	4.00%	NA	NA
Independent Bank	216,146	10.09	85,681	4.00	107,101	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
	(In thousands)
Total shareholders' equity	$242,961	$231,581	$247,995	$250,306
Add (deduct)
Qualifying trust preferred securities	39,500	39,500	-	-
Accumulated other comprehensive loss	6,298	9,245	6,298	9,245
Intangible assets	(2,895)	(3,163)	(2,895)	(3,163)
Disallowed deferred tax assets	(44,200)	(49,609)	(34,318)	(40,026)
Disallowed capitalized mortgage loan servicing rights	(686)	(216)	(686)	(216)
Tier 1 capital	240,978	227,338	216,394	216,146
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,218	17,946	18,168	17,932
Total risk-based capital	$259,196	$245,284	$234,562	$234,078

12.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Derivatives:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of interest rate swap agreements is based on a discounted cash flow analysis whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2).  The fair value of the U.S. Treasury short position is based on the market value of the underlying security (recurring Level 2).

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
	(In thousands)
June 30, 2014:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$609	$609	$-	$-
Securities available for sale
U.S. agency	31,580	-	31,580	-
U.S. agency residential mortgage-backed	249,867	-	249,867	-
U.S. agency commercial mortgage-backed	17,758	-	17,758	-
Private label residential mortgage-backed	6,630	-	6,630	-
Other asset backed	37,530	-	37,530	-
Obligations of states and political subdivisions	152,345	-	152,345	-
Corporate	19,921	-	19,921	-
Trust preferred	2,495	-	2,495	-
Loans held for sale	23,199	-	23,199	-
Derivatives (1)	741	-	741	-
Liabilities
Derivatives (2)	325	-	325	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,643	-	-	7,643
Impaired loans (4)
Commercial
Income producing - real estate	1,660	-	-	1,660
Land, land development & construction-real estate	441	-	-	441
Commercial and industrial	3,671	-	-	3,671
Mortgage
1-4 Family	1,524	-	-	1,524
Resort Lending	435	-	-	435
Other real estate (5)
Commercial
Income producing - real estate	559	-	-	559
Land, land development & construction-real estate	1,048	-	-	1,048
Mortgage
1-4 Family	1,053	-	-	1,053
Payment plan receivables
Full refund/partial refund	2,668	-	-	2,668

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 and 2013.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

Changes in Fair Values for the Six-Month
Periods Ended June 30 for Items Measured at
Fair Value Pursuant to Election of the Fair Value Option
	2014			2013
			Total			Total
			Change			Change
			in Fair			in Fair
			Values			Values
			Included			Included
	Net Gains (Losses)		in Current	Net Gains (Losses)		in Current
	on Assets		Period	on Assets		Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
(In thousands)
Trading securities	$111	$-	$111	$183	$-	$183
Loans held for sale	-	348	348	-	(2,241)	(2,241)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2014 and 2013 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $7.6 million which is net of a valuation allowance of $3.3 million at June 30, 2014 and had a carrying amount of $7.8 million which is net of a valuation allowance of $2.9 million at December 31, 2013. A recovery (charge) of $(0.2) million and $(0.5) million was included in our results of operations for the three and six month periods ending June 30, 2014, respectively and $1.7 million and $2.5 million during the same periods in 2013.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $10.1 million, with a valuation allowance of $2.4 million at June 30, 2014 and had a carrying amount of $10.8 million, with a valuation allowance of $3.4 million at December 31, 2013. The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.2 million and a credit of $0.7 million for the three month periods ending June 30, 2014 and 2013, respectively and an expense of $1.5 million and a credit of $0.3 million for the six month periods ending June 30, 2014 and 2013, respectively.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $5.3 million which is net of a valuation allowance of $3.6 million at June 30, 2014 and a carrying amount of $5.9 million which is net of a valuation allowance of $4.0 million at December 31, 2013. An additional charge relating to other real estate measured at fair value of $0.03 million and $0.06 million was included in our results of operations during the three and six month periods ended June 30, 2014, respectively and $1.0 million and $1.6 million during the same periods in 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 follows:

	(Liability)
	Amended Warrant
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$-	$(1,504)	$-	$(459)
Total gains (losses) realized and unrealized:
Included in results of operations	-	20	-	(1,025)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	-	-	-	-
Reclassification to shareholders' equity	-	1,484	-	1,484
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$-	$20	$-	$(1,025)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset
	(Liability)
	Fair	Valuation	Unobservable	Weighted
	Value	Technique	Inputs	Average
	(In thousands)
June 30, 2014

Capitalized mortgage loan servicing rights	$7,643	Present value of net	Discount rate	10.06%
		servicing revenue	Cost to service	$81
			Ancillary income	25
			Float rate	1.70%

Impaired loans Commercial	5,772	Sales comparison	Adjustment for differences
		approach	between comparable sales	1.5%
		Income approach	Capitalization rate	9.3
Mortgage	1,959	Sales comparison	Adjustment for differences
		approach	between comparable sales	5.4

Other real estate Commercial	1,607	Sales comparison	Adjustment for differences
		approach	between comparable sales	(5.7)

Mortgage and installment	1,053	Sales comparison	Adjustment for differences
		approach	between comparable sales	64.1

Payment plan receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	10.4

December 31, 2013

Capitalized mortgage loan servicing rights	$7,773	Present value of net	Discount rate	10.09%
		servicing revenue	Cost to service	$81
			Ancillary income	29
			Float rate	1.79%

Impaired loans Commercial	5,597	Sales comparison	Adjustment for differences
		approach	between comparable sales	(1.9)%
		Income approach	Capitalization rate	9.3
Mortgage	1,795	Sales comparison	Adjustment for differences
		approach	between comparable sales	3.2

Other real estate Commercial	1,606	Sales comparison	Adjustment for differences
		approach	between comparable sales	(5.7)

Mortgage and installment	1,623	Sales comparison	Adjustment for differences
		approach	between comparable sales	55.7

Payment plan receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	10.4

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate		Contractual
	Fair Value	Difference	Principal
	(In thousands)
Loans held for sale
June 30, 2014	$23,199	$714	$22,485
December 31, 2013	20,390	366	20,024

13.	Fair Values of Financial Instruments

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

Cash and due from banks, interest bearing deposits and repurchase agreement:  The recorded book balance of cash and due from banks, interest bearing deposits and repurchase agreement approximate fair value and are classified as Level 1.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative financial instruments:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of interest rate swap agreements is based on a discounted cash flow analysis whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2).  The fair value of the U.S. Treasury short position is based on the market value of the underlying security (recurring Level 2).

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

Other borrowings:  FHLB advances have been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity resulting in a Level 2 classification.  The liability to broker relating our U.S. Treasury short position is valued at book value (Level 2 classification).

Subordinated debentures:  Subordinated debentures have generally been valued based on a quoted market price of similar instruments resulting in a Level 2 classification.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
			Quoted
			Prices
			in Active
			Markets	Significant	Significant
			for	Other	Un-
	Recorded		Identical	Observable	observable
	Book		Assets	Inputs	Inputs
	Balance	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2014
Assets
Cash and due from banks	$58,599	$58,599	$58,599	$-	$-
Interest bearing deposits and repurchase agreement	46,938	46,938	46,938	-	-
Interest bearing deposits - time	15,340	15,381	-	15,381	-
Trading securities	609	609	609	-	-
Securities available for sale	518,126	518,126	-	518,126	-
Federal Home Loan Bank and Federal Reserve Bank Stock	23,414	NA	NA	NA	NA
Net loans and loans held for sale	1,372,496	1,367,420	-	23,199	1,344,221
Accrued interest receivable	5,996	5,996	2	1,632	4,362
Derivative financial instruments	741	741	-	741	-

Liabilities
Deposits with no stated maturity (1)	$1,503,461	$1,503,461	$1,503,461	$-	$-
Deposits with stated maturity (1)	404,610	404,264	-	404,264	-
Other borrowings	26,614	29,002	-	29,002	-
Subordinated debentures	40,723	26,966	-	26,966	-
Accrued interest payable	410	410	19	391	-
Derivative financial instruments	325	325	-	325	-

December 31, 2013
Assets
Cash and due from banks	$48,156	$48,156	$48,156	$-	$-
Interest bearing deposits	70,925	70,925	70,925	-	-
Interest bearing deposits - time	17,999	18,000	-	18,000	-
Trading securities	498	498	498	-	-
Securities available for sale	462,481	462,481	-	462,481	-
Federal Home Loan Bank and Federal Reserve Bank Stock	23,419	NA	NA	NA	NA
Net loans and loans held for sale	1,362,635	1,333,229	-	20,390	1,312,839
Accrued interest receivable	5,948	5,948	1	1,426	4,521
Derivative financial instruments	494	494	-	494	-

Liabilities
Deposits with no stated maturity (1)	$1,440,225	$1,440,225	$1,440,225	$-	$-
Deposits with stated maturity (1)	444,581	446,366	-	446,366	-
Other borrowings	17,188	19,726	-	19,726	-
Subordinated debentures	40,723	27,871	-	27,871	-
Accrued interest payable	445	445	20	425	-
Derivative financial instruments	-	-	-	-	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $18.3 million and $11.2 million at June 30, 2014 and December 31, 2013, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $44.8 million and $72.3 million at June 30, 2014 and December 31, 2013, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At June 30, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $7.1 million. This compares to a balance of $7.7 million at December 31, 2013.  Mepco is currently in the process of working to recover these receivables, primarily through litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expenses were $0.07 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively and $0.14 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively.  The significant decrease in this expense in 2014 is due to the second quarter of 2013 including write-downs of vehicle service contract counterparty receivables related to settlements of certain litigation to collect these receivables during that quarter.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.02 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively and a credit of $0.5 million and an expense of $1.0 million for the six months ended June 30, 2014 and 2013, respectively. The credit provision for the first six months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Historically, loss reimbursements on mortgage loans sold without recourse were rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased from 2010 to 2013 as Fannie Mae and Freddie Mac, in particular, were doing more reviews of mortgage loans where they had incurred or expected to incur a loss and were more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  In November 2013, we executed a Resolution Agreement with Fannie Mae to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to them by January 31, 2009.  Under the terms of the Resolution Agreement, we paid Fannie Mae approximately $1.5 million in November 2013 with respect to the Repurchase Obligations.  We believe that it was in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  In addition, we were notified by Freddie Mac in January 2014 that they had completed their review of mortgage loans that we originated between January 1, 2000 and December 31, 2008 and delivered to them.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at June 30, 2014 and December 31, 2013 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Accumulated Other Comprehensive Loss

A summary of changes in AOCL, presented net of tax, follows:

		Dispropor-
		tionate			Dispropor-
	Unrealized	Tax Effects			tionate
	Losses on	from	Unrealized	Unrealized	Tax Effects
	Available	Securities	Losses on	Losses on	from Cash
	for Sale	Available	Cash Flow	Settled	Flow
	Securities	for Sale	Hedges	Derivatives	Hedges	Total
			(In thousands)
For the three months ended June 30, 2014
Balances at beginning of period	$(1,661)	$(5,798)	$-	$(185)	$-	$(7,644)
Other comprehensive income before reclassifications	1,286	-	-	-	-	1,286
Amounts reclassified from AOCL	(1)	-	-	61	-	60
Net current period other comprehensive income	1,285	-	-	61	-	1,346
Balances at end of period	$(376)	$(5,798)	$-	$(124)	$-	$(6,298)

2013
Balances at beginning of period	$679	$(5,798)	$(390)	$-	$(1,444)	$(6,953)
Terminated cash flow hedge	-	-	370	(370)	-	-
Other comprehensive income (loss) before reclassifications	(1,786)	-	(21)	-	-	(1,807)
Amounts reclassified from AOCL	5	-	41	-	1,444	1,490
Net current period other comprehensive income	(1,781)	-	20	-	1,444	(317)
Balances at end of period	$(1,102)	$(5,798)	$-	$(370)	$-	$(7,270)

For the six months ended June 30, 2014
Balances at beginning of period	$(3,200)	$(5,798)	$-	$(247)	$-	$(9,245)
Other comprehensive income before reclassifications	2,825	-	-	-	-	2,825
Amounts reclassified from AOCL	(1)	-	-	123	-	122
Net current period other comprehensive income	2,824	-	-	123	-	2,947
Balances at end of period	$(376)	$(5,798)	$-	$(124)	$-	$(6,298)

2013
Balances at beginning of period	$(516)	$(5,617)	$(739)	$-	$(1,186)	$(8,058)
Income tax	181	(181)	258	-	(258)	-
Balances at beginning of period, net of tax	(335)	(5,798)	(481)	-	(1,444)	(8,058)
Terminated cash flow hedge	-	-	370	(370)	-	-
Other comprehensive income (loss) before reclassifications	(779)	-	(24)	-	-	(803)
Amounts reclassified from AOCL	12	-	135	-	1,444	1,591
Net current period other comprehensive income (loss)	(767)	-	111	-	1,444	788
Balances at end of period	$(1,102)	$(5,798)	$-	$(370)	$-	$(7,270)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2014
Unrealized losses on available for sale securities
	$2	Net gains on securities
	-	Net impairment loss recognized in earnings
	2	Total reclassifications before tax
	1	Tax expense (benefit)
	$1	Reclassifications, net of tax

Unrealized losses on settled derivatives
	$(95)	Interest expense
	(34)	Tax expense (benefit)
	$(61)	Reclassification, net of tax

	$(60)	Total reclassifications for the period, net of tax

2013
Unrealized losses on available for sale securities
	$15	Net gains on securities
	(26)	Net impairment loss recognized in earnings
	(11)	Total reclassifications before tax
	(6)	Tax expense (benefit)
	$(5)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(114)	Interest expense
	(73)	Tax expense (benefit)
	$(41)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges	$1,444	Tax expense (benefit)

	$(1,490)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

Amount
Reclassified
	From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2014
Unrealized losses on available for sale securities
	$2	Net gains on securities
	-	Net impairment loss recognized in earnings
	2	Total reclassifications before tax
	1	Tax expense (benefit)
	$1	Reclassifications, net of tax

Unrealized losses on settled derivatives
	$(190)	Interest expense
	(67)	Tax expense (benefit)
	$(123)	Reclassification, net of tax

	$(122)	Total reclassifications for the period, net of tax

2013
Unrealized losses on available for sale securities
	$8	Net gains on securities
	(26)	Net impairment loss recognized in earnings
	(18)	Total reclassifications before tax
	(6)	Tax expense (benefit)
	$(12)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(208)	Interest expense
	(73)	Tax expense (benefit)
	$(135)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges	$1,444	Tax expense (benefit)

	$(1,591)	Total reclassifications for the period, net of tax

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

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

Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2014, albeit at an uneven pace.  There has been an overall decline in the unemployment rate, although Michigan’s unemployment rate has been consistently above the national average.  In addition, housing prices and other related statistics (such as home sales and new building permits) have generally been improving.  In addition, since early- to mid-2009, we have seen an improvement in asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of net loan charge-offs.  As a result of the foregoing factors and others, we returned to profitability in 2012 and have now been profitable for 10 consecutive quarters.  In addition, we have completed various transactions to improve our capital structure, as described below.

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

Index
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

Regulation. On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  We are subject to the New Capital Rules beginning on January 1, 2015. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. Also, under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We believe that we currently exceed all of the capital ratio requirements of the New Capital Rules.

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

Index
It is against this backdrop that we discuss our results of operations and financial condition for the second quarter and first six months of 2014 as compared to 2013.

Results of Operations

Summary.  We recorded net income of $6.1 million and $63.4 million, respectively, and net income applicable to common stock of $6.1 million and $62.2 million, respectively, during the three months ended June 30, 2014 and 2013.  The significant decline in 2014 results as compared to 2013 primarily reflects the income tax benefit associated with the reversal of substantially all of the valuation allowance on our deferred tax assets (see “Income tax benefit.”) that was recorded in the second quarter of 2013.  In addition, net interest income and non-interest income decreased in 2014 as compared to 2013, however, this was more than offset by a decrease in non-interest expenses.

We recorded net income of $9.2 million and $69.2 million, respectively, and net income applicable to common stock of $9.2 million and $66.9 million, respectively, during the six months ended June 30, 2014 and 2013.  The reasons for the changes in the year-to-date comparative periods are generally commensurate with the quarterly comparative periods.

Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (annualized) to(1)(2)
Average assets	1.08%	12.00%	0.83%	6.52%
Average common shareholders’ equity	10.13	388.31	7.81	226.29

Net income per common share(1)
Basic	$0.26	$6.56	$0.40	$7.14
Diluted	0.26	2.64	0.39	2.90

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

Index
Our net interest income totaled $18.5 million during the second quarter of 2014, a decrease of $1.0 million, or 5.0% from the year-ago period.  The decrease in net interest income in 2014 compared to 2013 primarily reflects a 42 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $110.9 million increase in average interest-earning assets.

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

For the first six months of 2014, net interest income totaled $37.0 million, a decrease of $2.1 million, or 5.3% from 2013.  The Company’s net interest margin for the first six months of 2014 declined to 3.76% compared to 4.20% in 2013.  The reasons for the decline in net interest income for the first six months of 2014 are generally consistent with those described above for the comparative quarterly periods.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2014 non-accrual loans averaged $19.4 million and $19.0 million, respectively compared to $24.9 million and $27.9 million, respectively for the same periods in 2013.  In addition, in the second quarter and first six months of 2014 we had net recoveries of $0.159 million and $0.152 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.092 million and $0.203 million, respectively, during the same periods in 2013.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended
	June 30,
	2014			2013
	Average			Average
	Balance	Interest	Rate (3)	Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,373,429	$18,094	5.28%	$1,413,738	$20,243	5.74%
Tax-exempt loans (2)	5,092	80	6.30	5,684	92	6.49
Taxable securities	486,043	1,596	1.32	283,321	993	1.41
Tax-exempt securities (2)	42,849	439	4.11	27,053	369	5.47
Interest bearing cash and repurchase agreement	77,502	67	0.35	146,132	84	0.23
Other investments	23,414	261	4.47	21,481	240	4.48
Interest Earning Assets	2,008,329	20,537	4.10	1,897,409	22,021	4.65
Cash and due from banks	43,314			42,943
Other assets, net	186,342			140,288
Total Assets	$2,237,985			$2,080,640

Liabilities
Savings and interest-bearing checking	$963,662	266	0.11	$906,655	288	0.13
Time deposits	419,190	994	0.95	422,406	1,175	1.12
Other borrowings	56,503	559	3.97	67,771	876	5.18
Interest Bearing Liabilities	1,439,355	1,819	0.51	1,396,832	2,339	0.67
Non-interest bearing deposits	525,441			493,932
Other liabilities	33,568			39,685
Shareholders’ equity	239,621			150,191
Total liabilities and shareholders’ equity	$2,237,985			$2,080,640

Net Interest Income		$18,718			$19,682

Net Interest Income as a Percent of Average Interest Earning Assets			3.74%			4.16%

(1) All domestic.
(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3) Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
	2014			2013
	Average			Average
	Balance	Interest	Rate (3)	Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,371,274	$36,256	5.32%	$1,425,078	$40,892	5.77%
Tax-exempt loans (2)	5,142	162	6.35	5,783	186	6.49
Taxable securities	464,035	2,979	1.29	241,829	1,663	1.39
Tax-exempt securities (2)	41,941	838	4.03	25,635	731	5.75
Interest bearing cash and repurchase agreement	93,093	158	0.34	165,988	204	0.25
Other investments	23,416	593	5.11	21,161	452	4.31
Interest Earning Assets	1,998,901	40,986	4.13	1,885,474	44,128	4.71
Cash and due from banks	44,370			44,256
Other assets, net	187,290			140,942
Total Assets	$2,230,561			$2,070,672

Liabilities

Savings and interest-bearing checking	$955,026	529	0.11	$900,535	570	0.13
Time deposits	431,343	2,024	0.95	423,057	2,422	1.15
Other borrowings	55,422	1,071	3.90	67,786	1,741	5.18
Interest Bearing Liabilities	1,441,791	3,624	0.51	1,391,378	4,733	0.69
Non-interest bearing deposits	518,491			493,942
Other liabilities	32,944			40,340
Shareholders’ equity	237,335			145,012
Total liabilities and shareholders’ equity	$2,230,561			$2,070,672

Net Interest Income		$37,362			$39,395

Net Interest Income as a Percent of Average Interest Earning Assets			3.76%			4.20%

(1) All domestic.
(2) Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3) Annualized

Provision for loan losses.  The provision for loan losses was a credit of $1.8 million and $2.1 million during the three months ended June 30, 2014 and 2013, respectively. During the six-month periods ended June 30, 2014 and 2013, the provision was a credit of $1.4 million and $2.8 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2014.

Index
Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $10.1 million during the second quarter of 2014 compared to $13.0 million in 2013.  For the first six months of 2014 non-interest income totaled $19.0 million, a $5.0 million decrease from the comparable period in 2013.  The quarterly and year-to-date comparative declines are primarily due to decreases in service charges on deposit accounts, net gains on mortgage loans, mortgage loan servicing income and title insurance fees.  The six months ended June 30, 2013 included a $1.0 million reduction in non-interest income related to an increase in the fair value of the U.S. Treasury warrant.

Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
		(In thousands)
Service charges on deposit accounts	$3,532	$3,583	$6,587	$6,989
Interchange income	2,067	1,933	4,008	3,690
Net gains (losses) on assets:
Mortgage loans	1,505	3,208	2,649	6,845
Securities	54	107	166	191
Other than temporary loss on securities:
Total impairment loss	-	(26)	-	(26)
Recognized in other comprehensive loss	-	-	-	-
Net impairment loss in earnings	-	(26)	-	(26)
Mortgage loan servicing	193	1,654	457	2,276
Investment and insurance commissions	499	383	901	833
Bank owned life insurance	341	337	660	675
Title insurance fees	217	368	491	852
Decrease (increase) in fair value of U.S.
Treasury warrant	-	20	-	(1,025)
Other	1,668	1,444	3,112	2,779
Total non-interest income	$10,076	$13,011	$19,031	$24,079

Service charges on deposit accounts declined on both a comparative quarterly and year-to-date basis in 2014 as compared to 2013.  The decrease in such service charges in 2014 principally results from a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2014 as compared to 2013.  The increase in interchange income primarily results from a new Debit Brand Agreement with MasterCard (which replaces our former agreement with VISA) that we executed in January 2014.  We began converting our debit card base to MasterCard in June 2014, and assuming similar future transaction volumes, we expect this new agreement to result in an increase in our annual interchange net revenues of approximately $1 million.

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

Net gains on mortgage loans decreased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Mortgage loans originated	$65,430	$121,054	$109,671	$249,786
Mortgage loans sold	46,965	112,873	94,083	243,329
Mortgage loans sold with servicing rights released	8,357	15,696	16,218	30,233
Net gains on the sale of mortgage loans	1,505	3,208	2,649	6,845
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.20%	2.84%	2.82%	2.81%
Fair value adjustments included in the Loan
Sales Margin	0.61	(0.13)	0.23	(0.46)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.59% and 2.97% in the second quarters of 2014 and 2013, respectively and 2.59% and 3.27% for the comparative 2014 and 2013 year-to-date periods, respectively.  The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2014 was generally due to a narrowing of primary-to-secondary market pricing spreads reflecting increased price competition. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Index
Net securities gains totaled $0.1 million and $0.2 million during the three and six months ended June 30, 2014, respectively, and $0.1 million and $0.2 million for the respective comparable periods in 2013.  The 2014 net securities gains were due primarily to fair value adjustments related to the short sale of a U.S. Treasury security and an increase in the fair value of trading securities.  The 2013 net securities gains were due primarily to an increase in the fair value of trading securities. (See “Securities.”)

We did not record any net other than temporary impairment charges in earnings on securities available for sale during 2014. We recorded net other than temporary impairment charges on securities available for sale of $0.026 million during both the three and six months ended June 30, 2013.  The 2013 impairment charges all related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated income of $0.2 million and $0.5 million in the second quarter and first six months of 2014, respectively, compared to income of $1.7 million and $2.3 million in the corresponding periods of 2013, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$13,273	$11,590	$13,710	$11,013
Originated servicing rights capitalized	382	860	764	1,889
Amortization	(665)	(1,108)	(1,199)	(2,318)
Change in valuation allowance	(194)	1,695	(479)	2,453
Balance at end of period	$12,796	$13,037	$12,796	$13,037

Valuation allowance at end of period	$3,334	$3,634	$3,334	$3,634

At June 30, 2014 we were servicing approximately $1.69 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.48% and a weighted average service fee of approximately 25.3 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2014 totaled $12.8 million, representing approximately 76 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $13.5 million at June 30, 2014.

Index
Investment and insurance commissions increased on both a comparative quarterly and year-to-date basis in 2014 compared to 2013, due primarily to increased sales of such products.

Income from bank owned life insurance was relatively consistent on both a comparative quarterly and year-to-date basis in 2014 compared to 2013 reflecting a stable average crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $52.9 million and $52.3 million at June 30, 2014 and December 31, 2013, respectively.

Title insurance fees were lower on both a comparative quarterly and year-to-date basis in 2014 as compared to 2013.  The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

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

Two significant inputs in the valuation model for the Amended Warrant were our common stock price and the probability of triggering anti-dilution provisions in this instrument related to certain equity transactions. The fair value of the Amended Warrant was relatively unchanged in the second quarter of 2013 (through April 16).  The fair value of the Amended Warrant increased by $1.0 million in the first half of 2013 (through April 16) due primarily to a rise in our common stock price during the first three months of that year.

Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2014 compared to 2013.  This increase is primarily due to an increase in rental income on other real estate (“ORE”).  The ORE property generating this increase in rental income was sold in July 2014.  (See “Non-interest expense” and “Portfolio Loans and asset quality.”)

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense decreased by $5.2 million to $22.6 million and by $8.3 million to $45.0 million during the three- and six-month periods ended June 30, 2014, respectively, compared to the same periods in 2013.  These decreases were primarily due to declines in credit related costs (loan and collection expenses, net (gains) losses on ORE and repossessed assets, vehicle service contract counterparty contingencies and the provision for loss reimbursement on sold loans) as well as data processing, advertising, FDIC deposit insurance, legal and professional fees, interchange expense, and credit card and bank service fees.

Index
Non-Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Compensation	$8,439	$8,346	$16,747	$16,551
Performance-based compensation	1,233	1,520	2,145	2,582
Payroll taxes and employee benefits	2,146	1,849	4,164	3,889
Compensation and employee benefits	11,818	11,715	23,056	23,022
Occupancy, net	2,153	2,147	4,636	4,571
Data processing	1,777	2,042	3,863	3,958
Loan and collection	1,427	1,702	2,892	3,928
Furniture, fixtures and equipment	1,053	1,088	2,122	2,120
Communications	711	730	1,500	1,510
Advertising	601	659	1,120	1,229
FDIC deposit insurance	422	711	839	1,341
Legal and professional fees	420	664	821	1,356
Interchange expense	342	418	744	828
Credit card and bank service fees	245	331	508	665
Supplies	258	244	497	494
Amortization of intangible assets	134	203	268	406
Vehicle service contract counterparty contingencies	73	3,127	141	3,254
Costs related to unfunded lending commitments	5	48	15	29
Provision for loss reimbursement on sold loans	15	356	(466)	1,019
Net (gains) losses on ORE and repossessed assets	(38)	320	(125)	972
Other	1,144	1,237	2,529	2,513
Total non-interest expense	$22,560	$27,742	$44,960	$53,215

Compensation and employee benefits expenses, in total, increased slightly in the second quarter and first six months of 2014 compared to the same periods in 2013.

Compensation expense increased by $0.1 million, or 1.1%, and by $0.2 million, or 1.2%, in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013.  Average full-time equivalent employees (“FTEs”) were reduced by approximately 4.6% during both the second quarter and first six months of 2014 compared to the year ago periods.  However, the impact of the FTE reductions was offset by $0.2 million and $0.4 million declines for the second quarter and first six months of 2014, respectively, in the amounts of deferred compensation related to direct loan origination costs because of the reduced levels of new loan volume in 2014.  The impact of the FTE reductions was also offset by merit raises granted in 2014.

Performance-based compensation decreased by $0.3 million and by $0.4 million in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013, due primarily to lower accruals for the anticipated employee stock ownership plan contribution and for incentive compensation (based on projected actual performance metrics as compared to target).

Index
Payroll taxes and employee benefits increased by $0.3 million for both the second quarter and first six months of 2014, respectively, compared to the same periods in 2013, due primarily to increases in medical insurance, workers’ compensation insurance, and employee training costs.

Occupancy, net, was relatively unchanged in the second quarter and increased by $0.1 million in the first six months of 2014 compared to the same periods in 2013.  The year-to-date increase is primarily due to higher snow removal costs associated with the harsh Michigan winter in 2014.

Data processing expenses decreased by $0.3 million and by $0.1 million in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013, due primarily to the impact of a new seven-year core data processing contract that we executed in March 2014.  Under the terms of the new contract, we have reduced core data processing and interchange costs by approximately $1 million annually.  The first quarter of 2014 included a write-off of approximately $0.2 million related to certain deferred but unamortized costs associated with our previous core data processing contract that was scheduled to expire in April 2015.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2014, which primarily reflects the overall year-over-year decrease in non-performing assets and “watch” credits. (See “Portfolio Loans and asset quality.”)

Furniture, fixtures and equipment, communications, and supplies expenses were relatively unchanged on both a comparative quarterly and year-to-date basis.

Advertising expenses were slightly lower on both a comparative quarterly and year-to-date basis due primarily to a reduction in direct mail costs.

FDIC deposit insurance expense decreased by $0.3 million and by $0.5 million in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013, due primarily to a reduction in the Bank’s risk based premium rate that occurred in the fourth quarter of 2013 due to our improved financial metrics.

Legal and professional fees decreased on both a comparative quarterly and year-to-date basis due primarily to a decline in legal fees at Mepco related to counterparty litigation associated with collection matters and a decline in consulting fees at the Bank.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost has declined on both a comparative quarterly and year-to-date basis due primarily to the impact of the aforementioned new seven-year core data processing contract that we executed in March 2014.

Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2014 compared to 2013.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.9 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets

Index
We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations.

We recorded an expense of $0.07 million and $0.14 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2014, respectively, compared to $3.1 million and $3.3 million, respectively, for the same periods in 2013.  The significant decrease in this expense in 2014 is due to the second quarter of 2013 including write-downs of vehicle service contract counterparty receivables related to settlements of certain litigation to collect these receivables during that quarter.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.

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

Index
The provision for loss reimbursement on sold loans was an expense of $0.02 million and a credit of $0.5 million and an expense of $0.4 million and $1.0 million in the second quarter and first six months of 2014 and 2013, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac).  The credit provision for the first six months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased from 2010 to 2013 as Fannie Mae and Freddie Mac, in particular, were doing more reviews of mortgage loans where they had incurred or expected to incur a loss and were more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  In November 2013, we executed a Resolution Agreement with Fannie Mae to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to them by January 31, 2009.  Under the terms of the Resolution Agreement, we paid Fannie Mae approximately $1.5 million in November 2013 with respect to the Repurchase Obligations.  We believe that it was in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  In addition, we were notified by Freddie Mac in January 2014 that they had completed their review of mortgage loans that we originated between January 1, 2000 and December 31, 2008 and delivered to them.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at June 30, 2014 and December 31, 2013 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Net (gains) losses on ORE and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The net gains of $0.04 million and $0.13 million recorded in the second quarter and first six months of 2014, respectively (as compared to net losses of $0.3 million and $1.0 million, respectively, recorded in the same periods in 2013) primarily reflect greater stability in real estate prices during the last twelve months, with some markets even experiencing price increases. In July 2014, we closed on the cash sale of our largest ORE property.  The book value of this property was $5.6 million at June 30, 2014 (representing 30.6% of total ORE and repossessed assets) and we recorded a net gain of $0.4 million on this sale in July 2014.

Other non-interest expenses decreased by $0.1 million and were relatively unchanged in the second quarter and first six months of 2014, respectively, compared to the same periods in 2013.  The year-over-year quarterly decline is due primarily to decreases in insurance costs and directors fees.

Index
Income tax expense (benefit).  We recorded an income tax expense of $1.8 million and $3.3 million in the second quarter and the first six months of 2014, respectively. We recorded an income tax benefit of $(56.5) million for both the second quarter and the first six months of 2013. Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.

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

We have also concluded subsequent to June 30, 2013, that the realization of substantially all of our deferred tax assets continues to be more likely than not for substantially the same reasons as enumerated above, including four additional profitable quarters since the second quarter of 2013.

The valuation allowance against our deferred tax assets totaled approximately $1.0 million, $1.1 million and $1.0 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The portion of the valuation allowance on our deferred tax assets that we did not reverse in 2013 primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

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

Index
Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance and also for the second quarter and first six months of 2013, the impact of the change in the deferred tax asset valuation allowance.  In addition, the second quarter and year-to-date 2014 income tax expense was reduced by a credit of approximately $0.7 million due to a true-up of the amount of unrecognized tax benefits relative to certain net operating loss carryforwards and the reversal of the valuation allowance on our capital loss carryforward that we now believe is more likely than not to be realized due to a strategy executed during the second quarter of 2014.

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Independent Bank	$6,115	$57,442	$9,297	$64,506
Mepco	201	(1,839)	444	(1,296)
Other(1)	(136)	7,808	(399)	6,032
Elimination	(128)	(23)	(152)	(47)
Net income (loss)	$6,052	$63,388	$9,190	$69,195

(1) Includes amounts relating to our parent company and certain insignificant operations.

The substantial change in Independent Bank’s results in 2014 compared to 2013 is primarily due to 2013 including the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit.  In addition, in 2014, there were declines in net interest income and non-interest income as well as a lower credit provision for loan losses that were offset by a decrease in non-interest expenses.  See “Provision for loan losses,” “Portfolio Loans and asset quality,” “Net interest income,” “Non-interest income,” “Non-interest expense,” and “Income tax expense (benefit).”

The change in Mepco’s results is primarily due to a decrease in vehicle service contract counterparty contingencies expense that was partially offset by a decrease in net interest income because of a decline in payment plan receivables.  See “Net interest income” and “Non-interest expense.”  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

The change in Other in the table above is primarily due to 2013 including the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit at the parent company.  See “Income tax expense (benefit).”

Index
Financial Condition

Summary.  Our total assets increased by $39.9 million during the first six months of 2014 due primarily to an increase in securities available for sale that was partially offset by a decline in cash and cash equivalents.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.38 billion at June 30, 2014, up 0.2% from $1.37 billion at December 31, 2013.  (See "Portfolio Loans and asset quality.")

Deposits totaled $1.91 billion at June 30, 2014, compared to $1.88 billion at December 31, 2013.  The $23.3 million increase in total deposits during the period is due to growth in checking and savings account balances.

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

Securities

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities available for sale
June 30, 2014	$518,706	$2,935	$3,515	$518,126
December 31, 2013	467,406	2,048	6,973	462,481

Securities available for sale increased during 2014 due primarily to the purchase of U.S. government-sponsored agency mortgage-backed securities, asset-backed securities, municipal securities and corporate securities. The securities were purchased to utilize cash and cash equivalents as well as to utilize funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.  We recorded no net other than temporary impairment charges in earnings on securities in 2014. We recorded net other than temporary impairment charges on securities available for sale of $0.026 million during both the three and six months ended June 30, 2013.  The 2013 impairment charges all related to private label residential mortgage-backed investment securities.

Index
Sales of securities and net gains on securities were as follows (See “Non-interest income.”):

	Six months ended
	June 30,
	2014	2013
	(In thousands)
Proceeds from sales	$5,126	$2,940

Gross gains	$2	$15
Gross losses	-	7
Net impairment charges	-	(26)
Fair value adjustments	164	183
Total net gains	$166	$165

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

Index
Non-performing assets(1)

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans	$17,219	$17,905
Loans 90 days or more past due and still accruing interest	124	-
Total non-performing loans	17,343	17,905
Other real estate and repossessed assets	18,121	18,282
Total non-performing assets	$35,464	$36,187
As a percent of Portfolio Loans
Non-performing loans	1.26%	1.30%
Allowance for loan losses	2.05	2.35
Non-performing assets to total assets	1.58	1.64
Allowance for loan losses as a percent of non-performing loans	162.58	180.54

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)

	June 30, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$31,678	$77,044		$108,722
Non-performing TDR’s (1)	4,128	5,510	(2)	9,638
Total	$35,806	$82,554		$118,360

	December 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$35,134	$79,753		$114,887
Non-performing TDR’s (1)	4,347	4,988	(2)	9,335
Total	$39,481	$84,741		$124,222

(1)	Included in the “Non-performing assets” table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.6 million, or 3.1%, during the first six months of 2014 due principally to a decline in non-performing commercial loans (down $0.3 million) and consumer installment loans (down $0.4 million) that was partially offset by an increase in non-performing mortgage loans (up $0.2 million).  In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $108.7 million, or 7.9% of total Portfolio Loans, and $114.9 million, or 8.4% of total Portfolio Loans, at June 30, 2014 and December 31, 2013, respectively. The decrease in the amount of performing TDRs in the first six months of 2014 reflects declines in both commercial loan and retail loan TDR’s.

ORE and repossessed assets totaled $18.1 million at June 30, 2014, compared to $18.3 million at December 31, 2013. This decrease is primarily the result of sales of ORE being slightly in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. In July 2014, we closed on the cash sale of our largest ORE property.  The book value of this property was $5.6 million at June 30, 2014 (representing 30.6% of total ORE and repossessed assets).

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.40% on an annualized basis in the first half of 2014 compared to 0.68% in the first half of 2013.  The $2.0 million decline in loan net charge-offs is primarily due to declines in commercial loans (down $0.4 million), mortgage loans (down $1.0 million) and consumer installment loans (down $0.5 million). The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Allowance for loan losses	Six months ended
	June 30,
	2014		2013
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$32,325	$508	$44,275	$598
Additions (deduction)
Provision for loan losses	(1,417)	-	(2,798)	-
Recoveries credited to allowance	3,959	-	5,409	-
Loans charged against the allowance	(6,670)	-	(10,100)	-
Additions included in non-interest expense	-	15	-	29
Balance at end of period	$28,197	$523	$36,786	$627

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.40%		0.68%

Index
Allocation of the Allowance for Loan Losses

	June 30,	December 31,
	2014	2013
	(In thousands)
Specific allocations	$13,229	$15,158
Other adversely rated commercial loans	1,075	1,358
Historical loss allocations	8,481	9,849
Additional allocations based on subjective factors	5,412	5,960
Total	$28,197	$32,325

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a credit of $0.02 million in both the first six months of 2014 and 2013 for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million at both June 30, 2014 and December 31, 2013. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $4.1 million to $28.2 million at June 30, 2014 from $32.3 million at December 31, 2013 and was equal to 2.05% of total Portfolio Loans at June 30, 2014 compared to 2.35% at December 31, 2013. All four components of the allowance for loan losses outlined above declined in the first half of 2014. The allowance for loan losses related to specific loans decreased $1.9 million in 2014 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.3 million in 2014 primarily due to lower expected loss given default rates. In addition, although the total balance of such loans included in this component increased to $41.6 million at June 30, 2014 from $39.4 million at December 31, 2013, the mix improved, with the balance of such loans with more adverse ratings declining to $15.2 million at June 30, 2014 from $18.1 million at December 31, 2013. The allowance for loan losses related to historical losses decreased $1.4 million during 2014 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans). The allowance for loan losses related to subjective factors decreased $0.5 million during 2014 primarily due to the improvement of various economic indicators used in computing this portion of the allowance.

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

Index
To attract new core deposits, we have implemented various account acquisition strategies as well as branch staff sales training. Account acquisition initiatives have historically generated increases in customer relationships. Over the past several years, we have also expanded our treasury management products and services for commercial businesses and municipalities or other governmental units and have also increased our sales calling efforts in order to attract additional deposit relationships from these sectors. We view long-term core deposit growth as an important objective. Core deposits generally provide a more stable and lower cost source of funds than alternative sources such as short-term borrowings. (See “Liquidity and capital resources.”)

Deposits totaled $1.91 billion and $1.88 billion at June 30, 2014 and December 31, 2013, respectively.  The $23.3 million increase in deposits in 2014 is primarily due to growth in checking and savings deposit account balances.  Reciprocal deposits totaled $63.2 million and $83.5 million at June 30, 2014 and December 31, 2013, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2014, we had approximately $332.0 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised in part by advances from the Federal Home Loan Bank (the “FHLB”), totaled $26.6 million and $17.2 million at June 30, 2014 and December 31, 2013, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2014, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $103.0 million, or 5.3% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008. In June 2013, we terminated our last remaining interest-rate swap, which had an aggregate notional amount of $10.0 million.  We have begun to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  In the second quarter of 2014, we entered into $2.4 million (aggregate notional amount) of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.046 million of fee income related to these transactions.

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

At June 30, 2014, we had $286.0 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.50 billion of our deposits at June 30, 2014 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand (including time deposits) of approximately $24.8 million at the parent company as of June 30, 2014 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Index
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization	June 30,	December 31,
	2014	2013
	(In thousands)
Subordinated debentures	$40,723	$40,723
Amount not qualifying as regulatory capital	(1,223)	(1,223)
Amount qualifying as regulatory capital	39,500	39,500
Shareholders’ equity
Common stock	351,791	351,173
Accumulated deficit	(102,532)	(110,347)
Accumulated other comprehensive loss	(6,298)	(9,245)
Total shareholders’ equity	242,961	231,581
Total capitalization	$282,461	$271,081

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

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2014 and December 31, 2013. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

On August 30, 2013, we redeemed the Series B Preferred Stock and the Amended Warrant from the UST and exited TARP by making an $81.0 million payment to the UST pursuant to the SPA.  See note #15 to the Condensed Consolidated Financial Statements included within this report for additional information about the Series B Preferred Stock and the Amended Warrant.

Common shareholders’ equity increased to $243.0 million at June 30, 2014 from $231.6 million at December 31, 2013 due primarily to our net income in the first six months of 2014 as well as a decline in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $240.1 million and $228.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 10.68% and 10.35% at June 30, 2014 and December 31, 2013, respectively.

Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $40.3 million at June 30, 2014, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  Also see note #11 to the Condensed Consolidated Financial Statements included within this report.

Index
On April 16, 2014, our Board of Directors declared a quarterly cash dividend on our common stock of six cents per share.  This dividend was paid on May 15, 2014 to shareholders of record on April 30, 2014.  This was our first dividend payment since the third quarter of 2009.  Also, on July 22, 2014, our Board of Directors declared a quarterly cash dividend on our common stock of six cents per share.  This dividend will be paid on August 15, 2014 to shareholders of record as of August 5, 2014.

As of June 30, 2014 and December 31, 2013, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

	Market Value
Change in Interest	Of Portfolio	Percent	Net Interest	Percent
Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
June 30, 2014
200 basis point rise	$410,700	9.52%	$76,300	5.53%
100 basis point rise	395,400	5.44	74,000	2.35
Base-rate scenario	375,000	-	72,300	-
100 basis point decline	347,800	(7.25)	70,900	(1.94)

December 31, 2013
200 basis point rise	$412,200	8.33%	$77,800	5.56%
100 basis point rise	398,200	4.65	75,300	2.17
Base-rate scenario	380,500	-	73,700	-
100 basis point decline	356,400	(6.33)	72,500	(1.63)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2014, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2014, the Company issued 2,489 shares of common stock to non-employee directors on a current basis and 1,084 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on April 1, 2014, at a price of $12.98 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2014:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares Authorized
	Total Number of	Average Price	Publicly	for Purchase
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
April 2014	-	$-	-	NA
May 2014	-	-	-	NA
June 2014	-	-	-	NA
Total	-	$-	-	NA

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

Date	August 5, 2014	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 5, 2014	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer