Form 10-Q
period 2014-09-30
INDEPENDENT BANK CORP /MI/
filed 2014-11-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,952,199
Class	Outstanding at November 5, 2014

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

Index
Part I - Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2014	December 31, 2013
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$48,259	$48,156
Interest bearing deposits and repurchase agreement	17,229	70,925
Cash and Cash Equivalents	65,488	119,081
Interest bearing deposits - time	14,604	17,999
Trading securities	530	498
Securities available for sale	533,166	462,481
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,344	23,419
Loans held for sale, carried at fair value	22,837	20,390
Loans
Commercial	672,087	635,234
Mortgage	473,541	486,633
Installment	208,161	192,065
Payment plan receivables	44,995	60,638
Total Loans	1,398,784	1,374,570
Allowance for loan losses	(27,508)	(32,325)
Net Loans	1,371,276	1,342,245
Other real estate and repossessed assets	9,375	18,282
Property and equipment, net	46,226	48,594
Bank-owned life insurance	53,275	52,253
Deferred tax assets, net	50,332	57,550
Capitalized mortgage loan servicing rights	13,180	13,710
Vehicle service contract counterparty receivables, net	6,823	7,716
Other intangibles	2,761	3,163
Accrued income and other assets	26,640	22,562
Total Assets	$2,239,857	$2,209,943

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$562,862	$518,658
Savings and interest-bearing checking	925,390	910,352
Reciprocal	52,133	83,527
Retail time	342,274	358,800
Brokered time	13,236	13,469
Total Deposits	1,895,895	1,884,806
Other borrowings	26,228	17,188
Subordinated debentures	40,723	40,723
Vehicle service contract counterparty payables	2,788	4,089
Accrued expenses and other liabilities	27,156	31,556
Total Liabilities	1,992,790	1,978,362

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding:
22,946,066 shares at September 30, 2014 and 22,819,136 shares at December 31, 2013	352,129	351,173
Accumulated deficit	(98,979)	(110,347)
Accumulated other comprehensive loss	(6,083)	(9,245)
Total Shareholders’ Equity	247,067	231,581
Total Liabilities and Shareholders’ Equity	$2,239,857	$2,209,943

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest Income	(unaudited - In thousands)
Interest and fees on loans	$17,818	$20,083	$54,179	$61,096
Interest on securities
Taxable	1,644	1,109	4,623	2,772
Tax-exempt	281	282	830	762
Other investments	325	310	1,076	966
Total Interest Income	20,068	21,784	60,708	65,596
Interest Expense
Deposits	1,236	1,371	3,789	4,363
Other borrowings	649	884	1,720	2,625
Total Interest Expense	1,885	2,255	5,509	6,988
Net Interest Income	18,183	19,529	55,199	58,608
Provision for loan losses	(632)	(355)	(2,049)	(3,153)
Net Interest Income After Provision for Loan Losses	18,815	19,884	57,248	61,761
Non-interest Income
Service charges on deposit accounts	3,579	3,614	10,166	10,603
Interchange income	1,984	1,852	5,992	5,542
Net gains (losses) on assets
Mortgage loans	1,490	1,570	4,139	8,415
Securities	168	14	334	205
Other than temporary impairment loss on securities
Total impairment loss	(9)	-	(9)	(26)
Loss recognized in other comprehensive loss	-	-	-	-
Net impairment loss recognized in earnings	(9)	-	(9)	(26)
Mortgage loan servicing	932	338	1,389	2,614
Title insurance fees	243	409	734	1,261
Increase in fair value of U.S. Treasury warrant	-	-	-	(1,025)
Other	2,156	2,040	6,829	6,327
Total Non-interest Income	10,543	9,837	29,574	33,916
Non-Interest Expense
Compensation and employee benefits	11,718	12,591	34,774	35,613
Occupancy, net	2,079	2,017	6,715	6,588
Data processing	1,790	2,090	5,653	6,048
Loan and collection	1,391	1,584	4,283	5,512
Furniture, fixtures and equipment	1,005	1,051	3,127	3,171
Communications	712	695	2,212	2,205
Advertising	427	652	1,547	1,881
Legal and professional	559	487	1,380	1,843
FDIC deposit insurance	396	685	1,235	2,026
Interchange expense	368	410	1,112	1,238
Credit card and bank service fees	226	310	734	975
Vehicle service contract counterparty contingencies	28	149	169	3,403
Costs (recoveries) related to unfunded lending commitments	12	(86)	27	(57)
Provision for loss reimbursement on sold loans	-	1,417	(466)	2,436
Net (gains) losses on other real estate and repossessed assets	(285)	119	(410)	1,091
Other	1,658	1,763	4,952	5,176
Total Non-interest Expense	22,084	25,934	67,044	79,149
Income Before Income Tax	7,274	3,787	19,778	16,528
Income tax expense (benefit)	2,345	282	5,659	(56,172)
Net Income	$4,929	$3,505	$14,119	$72,700
Preferred stock dividends and discount accretion	-	(749)	-	(3,001)
Preferred stock discount	-	7,554	-	7,554
Net Income Applicable to Common Stock	$4,929	$10,310	$14,119	$77,253
Net Income Per Common Share
Basic	$0.21	$0.73	$0.62	$7.03
Diluted	$0.21	$0.17	$0.60	$3.40
Dividends Per Common Share
Declared	$0.06	$-	$0.12	$-
Paid	$0.06	$-	$0.12	$-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Net income	$4,929	$3,505	$14,119	$72,700
Other comprehensive income, before tax
Available for sale securities
Unrealized gain (loss) arising during period	253	(2,910)	4,262	(4,399)
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	94	(108)	432	183
Reclassification adjustment for other than temporary impairment included in earnings	9	-	9	26
Reclassification adjustments for gains included in earnings	(121)	-	(123)	(8)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities	235	(3,018)	4,580	(4,198)
Income tax expense (benefit)	82	(1,056)	1,603	(1,469)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities, net of tax	153	(1,962)	2,977	(2,729)
Derivative instruments
Unrealized loss arising during period	-	-	-	(38)
Reclassification adjustment for expense recognized in earnings	-	-	-	208
Reclassification adjustment for accretion on settled derivatives	95	95	285	95
Unrealized gains recognized in other comprehensive income on derivative instruments	95	95	285	265
Income tax expense (benefit)	33	33	100	(1,352)
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	62	62	185	1,617
Other comprehensive income (loss)	215	(1,900)	3,162	(1,112)
Comprehensive income	$5,144	$1,605	$17,281	$71,588

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2014	2013
	(unaudited - In thousands)
Net Income	$14,119	$72,700
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Proceeds from sales of loans held for sale	160,102	346,206
Disbursements for loans held for sale	(158,410)	(317,926)
Provision for loan losses	(2,049)	(3,153)
Deferred federal income tax expense (benefit)	7,218	(58,807)
Deferred loan fees and costs	(846)	(28)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	1,856	(2,168)
Net gains on mortgage loans	(4,139)	(8,415)
Net gains on securities	(334)	(205)
Securities impairment recognized in earnings	9	26
Net (gains) losses on other real estate and repossessed assets	(410)	1,091
Vehicle service contract counterparty contingencies	169	3,403
Share based compensation	891	1,002
(Increase) decrease in accrued income and other assets	(6,034)	8,572
Decrease in accrued expenses and other liabilities	(5,874)	(947)
Total Adjustments	(7,851)	(31,349)
Net Cash From Operating Activities	6,268	41,351
Cash Flow used in Investing Activities
Proceeds from the sale of securities available for sale	7,630	2,940
Proceeds from the maturity of securities available for sale	48,624	25,975
Principal payments received on securities available for sale	62,400	28,766
Purchases of securities available for sale	(184,726)	(266,974)
Purchases of interest bearing deposits	(750)	(16,419)
Proceeds from the maturity of interest bearing deposits	4,050	-
Purchase of Federal Reserve Bank Stock	(151)	(658)
Redemption of Federal Reserve Bank Stock	226	-
Net (increase) decrease in portfolio loans (loans originated, net of principal payments)	(23,447)	30,255
Net proceeds from the sale of watch, substandard and non-performing loans	-	6,721
Net cash from branch sale	-	3,292
Proceeds from the collection of vehicle service contract counterparty receivables	366	6,351
Proceeds from the sale of other real estate and repossessed assets	12,435	11,659
Capital expenditures	(2,660)	(5,940)
Net Cash used in Investing Activities	(76,003)	(174,032)
Cash Flow from Financing Activities
Net increase in total deposits	11,089	69,781
Net increase (decrease) in other borrowings	13,649	(2)
Proceeds from Federal Home Loan Bank advances	-	100
Payments of Federal Home Loan Bank advances	(4,609)	(441)
Net decrease in vehicle service contract counterparty payables	(1,301)	(2,226)
Dividends paid	(2,752)	-
Share based compensation withholding obligation	-	(513)
Redemption of convertible preferred stock and common stock warrant	-	(81,000)
Proceeds from issuance of common stock	66	98,145
Net Cash from Financing Activities	16,142	83,844
Net decrease in Cash and Cash Equivalents	(53,593)	(48,837)
Cash and Cash Equivalents at Beginning of Period	119,081	179,782
Cash and Cash Equivalents at End of Period	$65,488	$130,945
Cash paid during the period for
Interest	$5,450	$13,853
Income taxes	116	42
Transfers to other real estate and repossessed assets	3,118	3,254
Transfer of payment plan receivables to vehicle service contract counterparty receivables	105	995
Purchase of securities available for sale not yet settled	1,827	3,816

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Nine months ended September 30,
	2014	2013
	(unaudited)
	(In thousands)

Balance at beginning of period	$231,581	$134,975
Net income	14,119	72,700
Cash dividends declared	(2,752)	-
Issuance of common stock	66	99,065
Share based compensation	891	1,002
Share based compensation withholding obligation	-	(513)
Redemption of convertible preferred stock and common stock warrant	-	(81,000)
Common stock warrant	-	1,484
Net change in accumulated other comprehensive loss, net of related tax effect	3,162	(1,112)
Balance at end of period	$247,067	$226,601

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2014 and December 31, 2013, and the results of operations for the three and nine-month periods ended September 30, 2014 and 2013.  The results of operations for the three and nine-month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2013 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2014
U.S. agency	$35,295	$199	$90	$35,404
U.S. agency residential mortgage-backed	257,235	1,689	745	258,179
U.S. agency commercial mortgage-backed	26,317	47	93	26,271
Private label residential mortgage-backed	6,505	211	137	6,579
Other asset backed	35,523	76	55	35,544
Obligations of states and political subdivisions	146,985	778	2,002	145,761
Corporate	22,743	135	69	22,809
Trust preferred	2,908	-	289	2,619
Total	$533,511	$3,135	$3,480	$533,166

December 31, 2013
U.S. agency	$32,106	$44	$342	$31,808
U.S. agency residential mortgage-backed	202,649	1,343	532	203,460
Private label residential mortgage-backed	7,294	112	618	6,788
Other asset backed	45,369	10	194	45,185
Obligations of states and political subdivisions	157,966	496	4,784	153,678
Corporate	19,120	43	26	19,137
Trust preferred	2,902	-	477	2,425
Total	$467,406	$2,048	$6,973	$462,481

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2014
U.S. agency	$12,500	$86	$4,996	$4	$17,496	$90
U.S. agency residential mortgage-backed	95,482	615	13,937	130	109,419	745
U.S. agency commercial mortgage-backed	18,201	93	-	-	18,201	93
Private label residential mortgage-backed	-	-	4,493	137	4,493	137
Other asset backed	6,670	38	8,384	17	15,054	55
Obligations of states and political subdivisions	41,725	1,129	27,213	873	68,938	2,002
Corporate	4,658	69	-	-	4,658	69
Trust preferred	-	-	2,619	289	2,619	289
Total	$179,236	$2,030	$61,642	$1,450	$240,878	$3,480

December 31, 2013
U.S. agency	$16,715	$342	$-	$-	$16,715	$342
U.S. agency residential mortgage-backed	78,256	532	-	-	78,256	532
Private label residential mortgage-backed	407	6	4,602	612	5,009	618
Other asset backed	33,862	194	-	-	33,862	194
Obligations of states and political subdivisions	103,942	4,645	4,805	139	108,747	4,784
Corporate	7,105	26	-	-	7,105	26
Trust preferred	-	-	2,425	477	2,425	477
Total	$240,287	$5,745	$11,832	$1,228	$252,119	$6,973

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at September 30, 2014 we had 13 U.S. agency, 71 U.S. agency residential mortgage-backed and 17 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at September 30, 2014 we had four of this type of security whose fair value is less than amortized cost. Two of the four issues are rated by a major rating agency as investment grade while the other two are below investment grade. One of these bonds has impairment in excess of 10% and all four of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.

All of these securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

All private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for three of the four securities whose fair value is less than amortized cost while the fourth security had credit related OTTI and is discussed in further detail below.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at September 30, 2014 we had 11 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to widening discount margins.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2014 we had 84 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2014 we had four corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at September 30, 2014 we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities over the past several years has suffered from credit spread widening fueled by uncertainty regarding potential losses of financial companies and repricing of risk related to these hybrid capital securities.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.9 million as of September 30, 2014, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,750	$(158)	$1,600	$(302)
Unrated issues	869	(131)	825	(175)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded $0.009 million of credit related OTTI charges in earnings on securities available for sale during the three and nine month periods ended September 30, 2014.  We recorded zero and $0.026 million of credit related OTTI charges during the three and nine month periods ended September 30, 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At September 30, 2014 three private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of September 30, 2014
Fair value	$2,332	$1,646	$97	$4,075
Amortized cost	2,364	1,533	-	3,897
Non-credit unrealized loss	32	-	-	32
Unrealized gain	-	113	97	210
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed Consolidated Statements of Operations
For the three months ended September 30,
2014	$9	$-	$-	$9
2013	-	-	-	-
For the nine months ended September 30,
2014	9	-	-	9
2013	26	-	-	26

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at September 30, 2014.  Prior to the second quarter of 2013 all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

A roll forward of credit losses recognized in earnings on securities available for sale for the three and nine month periods ending September 30, follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,835	$1,835	$1,835	$1,809
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	9	-	9	26
Balance at end of period	$1,844	$1,835	$1,844	$1,835

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at September 30, 2014, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$22,140	$22,199
Maturing after one year but within five years	66,461	66,755
Maturing after five years but within ten years	49,180	49,325
Maturing after ten years	70,150	68,314
	207,931	206,593
U.S. agency residential mortgage-backed	257,235	258,179
U.S. agency commercial mortgage-backed	26,317	26,271
Private label residential mortgage-backed	6,505	6,579
Other asset backed	35,523	35,544
Total	$533,511	$533,166

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains (1)	Losses (2)
	(In thousands)
2014	$7,630	$123	$-
2013	2,940	15	7

(1) Gains in 2014 exclude $0.179 million of unrealized gain related to a U.S. Treasury short position.
(2) Losses in 2014 and 2013 exclude $0.009 million and $0.026 million, respectively of credit related OTTI recognized in earnings.

During 2014 and 2013 our trading securities consisted of various preferred stocks.  During the first nine months of 2014 and 2013 we recognized gains on trading securities of $0.032 million and $0.197 million, respectively that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains recognized on trading securities still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2014
Balance at beginning of period	$5,175	$15,542	$1,988	$80	$5,412	$28,197
Additions (deductions)
Provision for loan losses	(601)	(9)	32	(8)	(46)	(632)
Recoveries credited to allowance	999	197	283	-	-	1,479
Loans charged against the allowance	(385)	(729)	(422)	-	-	(1,536)
Balance at end of period	$5,188	$15,001	$1,881	$72	$5,366	$27,508

2013
Balance at beginning of period	$8,236	$18,659	$2,996	$125	$6,770	$36,786
Additions (deductions)
Provision for loan losses	(709)	712	105	(37)	(426)	(355)
Recoveries credited to allowance	878	343	244	19	-	1,484
Loans charged against the allowance	(1,450)	(1,497)	(534)	3	-	(3,478)
Balance at end of period	$6,955	$18,217	$2,811	$110	$6,344	$34,437

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2014
Balance at beginning of period	$6,827	$17,195	$2,246	$97	$5,960	$32,325
Additions (deductions)
Provision for loan losses	(1,164)	(395)	132	(28)	(594)	(2,049)
Recoveries credited to allowance	3,492	1,055	886	5	-	5,438
Loans charged against the allowance	(3,967)	(2,854)	(1,383)	(2)	-	(8,206)
Balance at end of period	$5,188	$15,001	$1,881	$72	$5,366	$27,508

2013
Balance at beginning of period	$11,402	$21,447	$3,378	$144	$7,904	$44,275
Additions (deductions)
Provision for loan losses	(2,385)	224	621	(53)	(1,560)	(3,153)
Recoveries credited to allowance	4,595	1,415	836	47	-	6,893
Loans charged against the allowance	(6,657)	(4,869)	(2,024)	(28)	-	(13,578)
Balance at end of period	$6,955	$18,217	$2,811	$110	$6,344	$34,437

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$2,587	$9,622	$686	$-	$-	$12,895
Collectively evaluated for impairment	2,601	5,379	1,195	72	5,366	14,613
Total ending allowance balance	$5,188	$15,001	$1,881	$72	$5,366	$27,508

Loans
Individually evaluated for impairment	$35,280	$74,690	$6,814	$-		$116,784
Collectively evaluated for impairment	638,315	401,054	202,002	44,995		1,286,366
Total loans recorded investment	673,595	475,744	208,816	44,995		1,403,150
Accrued interest included in recorded investment	1,508	2,203	655	-		4,366
Total loans	$672,087	$473,541	$208,161	$44,995		$1,398,784

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$3,878	$10,488	$792	$-	$-	$15,158
Collectively evaluated for impairment	2,949	6,707	1,454	97	5,960	17,167
Total ending allowance balance	$6,827	$17,195	$2,246	$97	$5,960	$32,325

Loans
Individually evaluated for impairment	$40,623	$78,022	$7,068	$-		$125,713
Collectively evaluated for impairment	596,235	410,887	185,676	60,638		1,253,436
Total loans recorded investment	636,858	488,909	192,744	60,638		1,379,149
Accrued interest included in recorded investment	1,624	2,276	679	-		4,579
Total loans	$635,234	$486,633	$192,065	$60,638		$1,374,570

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2014
Commercial
Income producing - real estate	$-	$1,339	$1,339
Land, land development and construction - real estate	-	732	732
Commercial and industrial	-	2,350	2,350
Mortgage	.
1-4 family	-	6,902	6,902
Resort lending	-	3,491	3,491
Home equity - 1st lien	-	415	415
Home equity - 2nd lien	-	635	635
Installment
Home equity - 1st lien	-	660	660
Home equity - 2nd lien	-	518	518
Loans not secured by real estate	-	488	488
Other	-	3	3
Payment plan receivables
Full refund	-	6	6
Partial refund	-	1	1
Other	-	3	3
Total recorded investment	$-	$17,543	$17,543
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2013
Commercial
Income producing - real estate	$-	$1,899	$1,899
Land, land development and construction - real estate	-	1,036	1,036
Commercial and industrial	-	2,434	2,434
Mortgage
1-4 family	-	6,594	6,594
Resort lending	-	2,668	2,668
Home equity - 1st lien	-	415	415
Home equity - 2nd lien	-	689	689
Installment
Home equity - 1st lien	-	938	938
Home equity - 2nd lien	-	571	571
Loans not secured by real estate	-	638	638
Other	-	-	-
Payment plan receivables
Full refund	-	20	20
Partial refund	-	3	3
Other	-	-	-
Total recorded investment	$-	$17,905	$17,905
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2014
Commercial
Income producing - real estate	$426	$77	$824	$1,327	$244,505	$245,832
Land, land development and construction - real estate	130	-	230	360	33,057	33,417
Commercial and industrial	881	118	1,877	2,876	391,470	394,346
Mortgage
1-4 family	2,234	1,456	6,902	10,592	266,890	277,482
Resort lending	598	447	3,491	4,536	129,866	134,402
Home equity - 1st lien	144	-	415	559	19,472	20,031
Home equity - 2nd lien	426	95	635	1,156	42,673	43,829
Installment
Home equity - 1st lien	509	64	660	1,233	22,160	23,393
Home equity - 2nd lien	347	115	518	980	30,307	31,287
Loans not secured by real estate	487	170	488	1,145	150,487	151,632
Other	6	51	3	60	2,444	2,504
Payment plan receivables
Full refund	843	306	6	1,155	32,138	33,293
Partial refund	283	139	1	423	5,779	6,202
Other	150	19	3	172	5,328	5,500
Total recorded investment	$7,464	$3,057	$16,053	$26,574	$1,376,576	$1,403,150
Accrued interest included in recorded investment	$60	$38	$-	$98	$4,268	$4,366

December 31, 2013
Commercial
Income producing - real estate	$1,014	$428	$878	$2,320	$249,313	$251,633
Land, land development and construction - real estate	781	129	256	1,166	30,670	31,836
Commercial and industrial	1,155	1,665	318	3,138	350,251	353,389
Mortgage
1-4 family	3,750	224	6,594	10,568	270,855	281,423
Resort lending	698	234	2,668	3,600	142,356	145,956
Home equity - 1st lien	172	-	415	587	18,214	18,801
Home equity - 2nd lien	663	73	689	1,425	41,304	42,729
Installment
Home equity - 1st lien	557	134	938	1,629	25,513	27,142
Home equity - 2nd lien	536	136	571	1,243	36,701	37,944
Loans not secured by real estate	833	281	638	1,752	123,295	125,047
Other	22	12	-	34	2,577	2,611
Payment plan receivables
Full refund	1,364	349	20	1,733	46,344	48,077
Partial refund	190	20	3	213	4,840	5,053
Other	122	4	-	126	7,382	7,508
Total recorded investment	$11,857	$3,689	$13,988	$29,534	$1,349,615	$1,379,149
Accrued interest included in recorded investment	$100	$26	$-	$126	$4,453	$4,579

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	September 30, 2014	December 31, 2013
Impaired loans with no allocated allowance	(In thousands)
TDR	$12,470	$13,006
Non-TDR	308	334
Impaired loans with an allocated allowance
TDR-allowance based on collateral	7,375	10,085
TDR-allowance based on present value cash flow	95,381	101,131
Non-TDR - allowance based on collateral	850	688
Non-TDR - allowance based on present value cash flow	-	-
Total impaired loans	$116,384	$125,244

Amount of allowance for loan losses allocated
TDR-allowance based on collateral	$1,924	$3,127
TDR-allowance based on present value cash flow	10,486	11,777
Non-TDR - allowance based on collateral	485	254
Non-TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$12,895	$15,158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class are as follows (1):

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$8,586	$8,774	$-	$7,042	$7,178	$-
Land, land development & construction-real estate	845	1,397	-	2,185	3,217	-
Commercial and industrial	3,255	3,238	-	4,110	4,087	-
Mortgage
1-4 family	74	81	-	8	8	-
Resort lending	48	260	-	35	163	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	36	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	12,808	13,786	-	13,380	14,653	-
With an allowance recorded:
Commercial
Income producing - real estate	10,924	11,944	694	14,538	15,631	1,161
Land, land development & construction-real estate	4,035	4,263	572	3,366	4,130	686
Commercial and industrial	7,635	6,952	1,321	9,382	9,529	2,031
Mortgage
1-4 family	55,012	58,022	6,643	57,612	60,768	7,236
Resort lending	19,353	20,457	2,947	20,171	20,608	3,221
Home equity - 1st lien	164	179	15	154	164	11
Home equity - 2nd lien	39	116	17	42	118	20
Installment
Home equity - 1st lien	2,760	2,946	195	2,959	3,115	254
Home equity - 2nd lien	3,328	3,332	413	3,352	3,347	462
Loans not secured by real estate	713	832	77	741	902	75
Other	13	13	1	16	16	1
	103,976	109,056	12,895	112,333	118,328	15,158
Total
Commercial
Income producing - real estate	19,510	20,718	694	21,580	22,809	1,161
Land, land development & construction-real estate	4,880	5,660	572	5,551	7,347	686
Commercial and industrial	10,890	10,190	1,321	13,492	13,616	2,031
Mortgage
1-4 family	55,086	58,103	6,643	57,620	60,776	7,236
Resort lending	19,401	20,717	2,947	20,206	20,771	3,221
Home equity - 1st lien	164	179	15	154	164	11
Home equity - 2nd lien	39	116	17	42	118	20
Installment
Home equity - 1st lien	2,760	2,982	195	2,959	3,115	254
Home equity - 2nd lien	3,328	3,332	413	3,352	3,347	462
Loans not secured by real estate	713	832	77	741	902	75
Other	13	13	1	16	16	1
Total	$116,784	$122,842	$12,895	$125,713	$132,981	$15,158

Accrued interest included in recorded investment	$400			$469

(1)	There were no impaired payment plan receivables at September 30, 2014 or December 31, 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows (1):

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$8,255	$103	$6,417	$202
Land, land development & construction-real estate	859	15	3,512	58
Commercial and industrial	3,397	63	4,255	85
Mortgage
1-4 family	66	-	8	13
Resort lending	42	1	35	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	1,951	31
Home equity - 2nd lien	-	-	2,305	34
Loans not secured by real estate	-	-	568	8
Other	-	-	18	-
	12,619	182	19,069	431
With an allowance recorded:
Commercial
Income producing - real estate	11,486	136	16,788	100
Land, land development & construction-real estate	4,092	38	5,443	40
Commercial and industrial	7,936	51	9,761	102
Mortgage
1-4 family	55,633	558	59,723	593
Resort lending	19,351	195	21,213	212
Home equity - 1st lien	165	2	154	1
Home equity - 2nd lien	39	-	42	-
Installment
Home equity - 1st lien	2,801	43	1,050	15
Home equity - 2nd lien	3,375	46	1,039	15
Loans not secured by real estate	699	9	212	2
Other	14	-	-	-
	105,591	1,078	115,425	1,080
Total
Commercial
Income producing - real estate	19,741	239	23,205	302
Land, land development & construction-real estate	4,951	53	8,955	98
Commercial and industrial	11,333	114	14,016	187
Mortgage
1-4 family	55,699	558	59,731	606
Resort lending	19,393	196	21,248	212
Home equity - 1st lien	165	2	154	1
Home equity - 2nd lien	39	-	42	-
Installment
Home equity - 1st lien	2,801	43	3,001	46
Home equity - 2nd lien	3,375	46	3,344	49
Loans not secured by real estate	699	9	780	10
Other	14	-	18	-
Total	$118,210	$1,260	$134,494	$1,511

(1)	There were no impaired payment plan receivables during the three month periods ended September 30, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows (1):

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$8,109	$289	$5,446	$307
Land, land development & construction-real estate	1,168	43	3,319	142
Commercial and industrial	3,517	129	3,948	199
Mortgage
1-4 family	37	-	4	13
Resort lending	38	1	26	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	1	2,005	83
Home equity - 2nd lien	-	-	2,301	96
Loans not secured by real estate	-	-	588	23
Other	-	-	19	1
	12,869	463	17,656	864
With an allowance recorded:
Commercial
Income producing - real estate	12,756	417	19,071	413
Land, land development & construction-real estate	4,059	120	6,892	151
Commercial and industrial	8,562	209	12,398	330
Mortgage
1-4 family	56,545	1,777	61,670	1,981
Resort lending	19,623	581	22,093	653
Home equity - 1st lien	159	5	132	2
Home equity - 2nd lien	40	1	42	1
Installment
Home equity - 1st lien	2,860	132	1,071	35
Home equity - 2nd lien	3,396	143	1,094	40
Loans not secured by real estate	721	26	208	8
Other	15	1	-	-
	108,736	3,412	124,671	3,614
Total
Commercial
Income producing - real estate	20,865	706	24,517	720
Land, land development & construction-real estate	5,227	163	10,211	293
Commercial and industrial	12,079	338	16,346	529
Mortgage
1-4 family	56,582	1,777	61,674	1,994
Resort lending	19,661	582	22,119	653
Home equity - 1st lien	159	5	132	2
Home equity - 2nd lien	40	1	42	1
Installment
Home equity - 1st lien	2,860	133	3,076	118
Home equity - 2nd lien	3,396	143	3,395	136
Loans not secured by real estate	721	26	796	31
Other	15	1	19	1
Total	$121,605	$3,875	$142,327	$4,478

(1)	There were no impaired payment plan receivables during the nine month periods ended September 30, 2014 and 2013, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $118.2 million and $134.5 million for the three-month periods ended September 30, 2014 and 2013, respectively and $121.6 million and $142.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending September 30, 2014 and 2013 was approximately $1.3 million and $1.5 million, respectively and was approximately $3.9 million and $4.5 million during the nine months ending September 30, 2014 and 2013, respectively.

Troubled debt restructurings follow:

	September 30, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$30,768	$75,680		$106,448
Non-performing TDR's(1)	3,263	5,515	(2)	8,778
Total	$34,031	$81,195		$115,226

	December 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$35,134	$79,753		$114,887
Non-performing TDR's(1)	4,347	4,988	(2)	9,335
Total	$39,481	$84,741		$124,222

(1) Included in non-performing loans table above.
(2) Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $12.4 million and $14.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2014
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	1	40	36
Commercial and industrial	5	716	693
Mortgage
1-4 family	1	87	87
Resort lending	1	378	367
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	118	96
Home equity - 2nd lien	-	-	-
Loans not secured by real estate	1	55	53
Other	-	-	-
Total	12	$1,394	$1,332

2013
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	1,141	1,113
Mortgage
1-4 family	-	-	-
Resort lending	1	207	206
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	4	177	178
Home equity - 2nd lien	4	220	218
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	13	$1,745	$1,715

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2014
Commercial
Income producing - real estate	3	$354	$326
Land, land development & construction-real estate	2	55	50
Commercial and industrial	11	2,083	1,524
Mortgage
1-4 family	8	1,037	1,049
Resort lending	4	1,011	997
Home equity - 1st lien	1	17	13
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	8	538	465
Home equity - 2nd lien	5	294	284
Loans not secured by real estate	3	88	80
Other	-	-	-
Total	45	$5,477	$4,788

2013
Commercial
Income producing - real estate	5	$4,478	$3,869
Land, land development & construction-real estate	1	16	-
Commercial and industrial	19	2,053	1,901
Mortgage
1-4 family	13	1,273	1,237
Resort lending	5	1,240	1,231
Home equity - 1st lien	1	95	97
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	17	503	498
Home equity - 2nd lien	14	432	432
Loans not secured by real estate	3	84	55
Other	-	-	-
Total	78	$10,174	$9,320

The troubled debt restructurings described above for 2014 increased the allowance for loan losses by $0.2 million and resulted in zero charge offs during the three months ended September 30, 2014 and increased the allowance by $0.2 million and resulted in $0.01 million of charge offs during the nine months ended September 30, 2014.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended September 30 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	66
Mortgage
1-4 family	1	125
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	2	$191

2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	2	32
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	2	$32

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the nine-month periods ended September 30 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	2	319
Mortgage
1-4 family	1	125
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	3	$444

2013
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	1	106
Resort lending	1	156
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	2	32
Home equity - 2nd lien	1	22
Loans not secured by real estate	-	-
Other	-	-
	5	$316

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2014 had no impact on the allowance for loan losses and resulted in no charge offs during the three months ended September 30, 2014 and increased the allowance for loan losses by $0.01 million and resulted in no charge offs during the nine months ended September 30, 2014.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
September 30, 2014
Income producing - real estate	$230,048	$12,472	$1,973	$1,339	$245,832
Land, land development and construction - real estate	25,303	6,980	402	732	33,417
Commercial and industrial	361,821	22,106	8,069	2,350	394,346
Total	$617,172	$41,558	$10,444	$4,421	$673,595
Accrued interest included in total	$1,374	$97	$37	$-	$1,508

December 31, 2013
Income producing - real estate	$227,957	$17,882	$3,895	$1,899	$251,633
Land, land development and construction - real estate	25,654	4,829	317	1,036	31,836
Commercial and industrial	318,183	26,303	6,469	2,434	353,389
Total	$571,794	$49,014	$10,681	$5,369	$636,858
Accrued interest included in total	$1,433	$147	$44	$-	$1,624

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
September 30, 2014
800 and above	$28,649	$14,217	$3,441	$5,886	$52,193
750-799	60,632	50,661	6,295	12,829	130,417
700-749	51,578	33,497	3,395	9,056	97,526
650-699	45,695	18,990	2,736	6,895	74,316
600-649	32,152	5,993	1,780	4,939	44,864
550-599	22,819	4,943	1,071	2,170	31,003
500-549	16,545	2,549	715	1,242	21,051
Under 500	5,733	884	357	507	7,481
Unknown	13,679	2,668	241	305	16,893
Total	$277,482	$134,402	$20,031	$43,829	$475,744
Accrued interest included in total	$1,316	$590	$90	$207	$2,203

December 31, 2013
800 and above	$23,924	$13,487	$3,650	$5,354	$46,415
750-799	60,728	56,880	4,560	11,809	133,977
700-749	58,269	35,767	3,289	8,628	105,953
650-699	49,771	21,696	2,316	7,145	80,928
600-649	34,991	8,555	2,621	5,141	51,308
550-599	24,616	3,261	1,165	2,485	31,527
500-549	14,823	2,271	644	1,560	19,298
Under 500	9,492	1,160	323	360	11,335
Unknown	4,809	2,879	233	247	8,168
Total	$281,423	$145,956	$18,801	$42,729	$488,909
Accrued interest included in total	$1,300	$650	$97	$229	$2,276

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
September 30, 2014	(In thousands)

800 and above	$2,622	$2,792	$29,370	$120	$34,904
750-799	5,387	9,450	66,520	565	81,922
700-749	4,070	7,071	29,049	714	40,904
650-699	4,021	5,945	15,211	546	25,723
600-649	3,027	2,493	4,995	274	10,789
550-599	2,390	1,737	2,284	135	6,546
500-549	1,406	1,322	1,106	106	3,940
Under 500	392	422	601	29	1,444
Unknown	78	55	2,496	15	2,644
Total	$23,393	$31,287	$151,632	$2,504	$208,816
Accrued interest included in total	$91	$115	$428	$21	$655

December 31, 2013
800 and above	$2,977	$3,062	$23,649	$53	$29,741
750-799	6,585	11,197	48,585	557	66,924
700-749	4,353	9,487	25,343	683	39,866
650-699	4,815	6,832	15,256	646	27,549
600-649	3,173	2,824	5,289	258	11,544
550-599	2,843	2,084	2,785	213	7,925
500-549	1,483	1,715	1,732	130	5,060
Under 500	751	663	516	29	1,959
Unknown	162	80	1,892	42	2,176
Total	$27,142	$37,944	$125,047	$2,611	$192,744
Accrued interest included in total	$114	$144	$399	$22	$679

(1) Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of September 30, 2014, approximately 74.0% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 13.8% of Mepco’s outstanding payment plan receivables as of September 30, 2014, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
September 30, 2014
AM Best rating
A+	$-	$26	$-	$26
A	13,223	5,187	-	18,410
A-	1,696	763	5,500	7,959
Not rated	18,374	226	-	18,600
Total	$33,293	$6,202	$5,500	$44,995

December 31, 2013
AM Best rating
A	$20,203	$4,221	$-	$24,424
A-	4,058	832	7,496	12,386
Not rated	23,816	-	12	23,828
Total	$48,077	$5,053	$7,508	$60,638

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB(1)	Mepco	Other(1)(2)	Elimination(3)	Total
	(In thousands)
Total assets
September 30, 2014	$2,143,189	$71,502	$301,609	$(276,443)	$2,239,857
December 31, 2013	2,104,550	94,648	272,348	(261,603)	2,209,943

For the three months ended September 30,
2014
Interest income	$18,444	$1,624	$25	$(25)	$20,068
Net interest income	17,254	1,338	(409)	-	18,183
Provision for loan losses	(623)	(9)	-	-	(632)
Income (loss) before income tax	7,459	247	(408)	(24)	7,274
Net income (loss)	5,048	163	(266)	(16)	4,929

2013
Interest income	$19,114	$2,670	$-	$-	$21,784
Net interest income	18,033	2,094	(598)	-	19,529
Provision for loan losses	(317)	(38)	-	-	(355)
Income (loss) before income tax	4,278	261	(728)	(24)	3,787
Net income (loss)	3,831	172	(474)	(24)	3,505

For the nine months ended September 30,
2014
Interest income	$55,153	$5,555	$41	$(41)	$60,708
Net interest income	51,721	4,500	(1,022)	-	55,199
Provision for loan losses	(2,018)	(31)	-	-	(2,049)
Income (loss) before income tax	20,151	908	(1,210)	(71)	19,778
Net income (loss)	14,345	607	(665)	(168)	14,119

2013
Interest income	$56,829	$8,767	$-	$-	$65,596
Net interest income	53,456	6,921	(1,769)	-	58,608
Provision for loan losses	(3,097)	(56)	-	-	(3,153)
Income (loss) before income tax	21,734	(1,889)	(3,246)	(71)	16,528
Net income (loss)	68,337	(1,124)	5,558	(71)	72,700

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net income applicable to common stock	$4,929	$10,310	$14,119	$77,253
Convertible preferred stock dividends	-	749	-	3,001
Preferred stock discount	-	(7,554)	-	(7,554)
Net income applicable to common stock for calculation of diluted earnings per share	$4,929	$3,505	$14,119	$72,700

Weighted average shares outstanding (1)	22,940	14,167	22,919	10,989
Restricted stock units	306	398	305	383
Effect of stock options	123	97	126	84
Stock units for deferred compensation plan for non-employee directors	109	128	114	122
Effect of convertible preferred stock	-	6,380	-	9,779
Weighted average shares outstanding for calculation of diluted earnings per share	23,478	21,170	23,464	21,357

Net income per common share
Basic (1)	$0.21	$0.73	$0.62	$7.03
Diluted	$0.21	$0.17	$0.60	$3.40

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.03 million and 0.10 million for the three-month periods ended September 30, 2014 and 2013, respectively and totaled 0.03 million and 0.06 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  The warrant to purchase 346,154 shares of our common stock (see note #15) was not considered in computing diluted net income per share in each period in 2013 as it was anti-dilutive.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2014
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$20,787	0.1	$513
Mandatory commitments to sell mortgage loans	42,289	0.1	(6)
Pay-fixed interest rate swap agreements	2,342	9.4	(92)
Pay-variable interest rate swap agreements	2,342	9.4	92
U.S. Treasury short position	13,000	0.3	179
Total	$80,760	0.7	$686

	December 31, 2013

	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$15,754	0.1	$366
Mandatory commitments to sell mortgage loans	35,412	0.1	128
Total	$51,166	0.1	$494

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

We recorded the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities.  The related gains or losses were reported in other comprehensive income or loss and were subsequently reclassified into earnings as a yield adjustment in the same period in which the related interest on the hedged items (primarily variable-rate debt obligations) affected earnings.  To the extent that the Cash Flow Hedges were not effective, the ineffective portion of the Cash Flow Hedges was immediately recognized as interest expense.  The remaining unrealized loss on the terminated pay-fixed interest-rate swap which was initially equal to the termination fee discussed above is included in accumulated other comprehensive income and is being amortized into earnings over the remaining original life of the pay-fixed interest-rate swap.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain derivative financial instruments have not been designated as hedges. The fair value of these derivative financial instruments has been recorded on our Condensed Consolidated Statements of Financial Condition and is adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$513	Other assets	$366	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	128	Other liabilities	6	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	92	Other liabilities	-
Pay-variable interest rate swap agreements	Other assets	92	Other assets	-	Other liabilities	-	Other liabilities	-
U.S. Treasury short position	Other assets	179	Other assets	-	Other liabilities	-	Other liabilities	-
Total derivatives		$784		$494		$98		$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2014	2013	Portion)	2014	2013	in Income (1)	2014	2013
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$-	$-	Interest expense	$(95)	$(95)		$-	$-
Total	$-	$-		$(95)	$(95)		$-	$-
No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(77)	$316
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	220	(2,657)
Pay-fixed interest rate swap agreements						Interest income	7	-
Pay-variable interest rate swap agreements						Interest income	(7)	-
U.S. Treasury short position						Gain on securities	127	-
Amended warrant						Increase in fair value of U.S. Treasury warrant	-	-
Total							$270	$(2,341)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2014	2013	Portion)	2014	2013	in Income (1)	2014	2013
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$-	$(38)	Interest expense	$(285)	$(303)		$-	$-
Total	$-	$(38)		$(285)	$(303)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$147	$(676)
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(134)	(536)
Pay-fixed interest rate swap agreements						Interest income	(92)	-
Pay-variable interest rate swap agreements						Interest income	92	-
U.S. Treasury short position						Gain on securities	179	-
Amended warrant						Increase in fair value of U.S. Treasury warrant	-	(1,025)
Total							$192	$(2,237)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$23,703	$20,942	$23,703	$20,540

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2019 and thereafter in the following table.

(In thousands)

Three months ending December 31, 2014	$134
2015	347
2016	347
2017	346
2018	346
2019 and thereafter	1,241
Total	$2,761

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of September 30, 2014.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2014. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

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

Our directors may elect to receive at least a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.011 million shares and 0.048 million shares to directors during the first nine months of 2014 and 2013, respectively, and expensed their value during those same periods.

During 2013 a portion of our president’s annual salary was paid in the form of common stock.  The annual amount paid in common stock (also referred to as “salary stock”) was $0.020 million for 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.3 million and $0.8 million during the three and nine month periods ended September 30, 2014, respectively, and was $0.5 million and $0.7 million during the same periods in 2013, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2014, respectively and zero for each period during 2013. Total expense recognized for non-employee director share based payments was $0.05 million and $0.14 million during the three and nine month periods ended September 30, 2014, respectively, and was $0.09 million and $0.26 million during the same periods in 2013, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.05 million for the three and nine month periods ended September 30, 2014, respectively and zero for each period during 2013.

At September 30, 2014, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $1.8 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2014	320,300	$4.52
Granted	-
Exercised	(23,029)	2.84
Forfeited	(4,401)	5.17
Expired	(284)	3.46
Outstanding at September 30, 2014	292,586	$4.64	7.37	$2,235

Vested and expected to vest at September 30, 2014	286,504	$4.63	7.34	$2,194
Exercisable at September 30, 2014	207,584	$4.56	6.96	$1,634

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	303,980	$3.77
Granted	104,079	13.82
Vested	-
Forfeited	(2,131)	13.43
Outstanding at September 30, 2014	405,928	$6.30

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Intrinsic value	$123	$46	$231	$67
Cash proceeds received	$30	$15	$66	$28
Tax benefit realized	$44	$-	$81	$-

10.	Income Tax

Income tax expense (benefit) was $2.3 million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively and $5.7 million and $(56.2) million during the nine months ended September 30, 2014 and 2013, respectively.  Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.  The reversal of substantially all of this valuation allowance on our deferred tax assets during the second quarter of 2013 resulted in our recording an income tax benefit of $57.6 million.  In addition, during the second quarter of 2013, we recorded $1.4 million of income tax expense to clear from accumulated other comprehensive loss (“AOCL”) the disproportionate tax effects from cash flow hedges.  These disproportionate tax effects had been charged to other comprehensive income and credited to income tax expense due to our valuation allowance on deferred tax assets (see Note #16).  Because we terminated our last remaining cash flow hedge in the second quarter of 2013, it was appropriate to clear these disproportionate tax effects from AOCL.

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

We have also concluded subsequent to June 30, 2013, that the realization of substantially all of our deferred tax assets continues to be more likely than not for substantially the same reasons as enumerated above, including five additional profitable quarters since June 30, 2013.

The valuation allowance against our deferred tax assets totaled $1.0 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. We did not reverse approximately $1.0 million of valuation allowance on our deferred tax assets that primarily relates to state income taxes from our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance and also for the third quarter and first nine months of 2013, the impact of the change in the deferred tax asset valuation allowance.  In addition, the year-to-date 2014 income tax expense was reduced by a credit of approximately $0.7 million due to a true-up of the amount of unrecognized tax benefits relative to certain net operating loss carryforwards and the reversal of the valuation allowance on our capital loss carryforward that we now believe is more likely than not to be realized due to a strategy executed during the second quarter of 2014.

At September 30, 2014 and December 31, 2013, we had gross unrecognized tax benefits of approximately $1.1 million and $1.7 million, respectively.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2014.

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2014, the Bank had negative undivided profits of $35.1 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2014 and December 31, 2013 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2014
Total capital to risk-weighted assets
Consolidated	$264,705	18.12%	$116,860	8.00%	NA	NA
Independent Bank	241,509	16.57	116,575	8.00	$145,718	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$246,238	16.86%	$58,430	4.00%	NA	NA
Independent Bank	223,092	15.31	58,287	4.00	$87,431	6.00%

Tier 1 capital to average assets
Consolidated	$246,238	11.19%	$88,041	4.00%	NA	NA
Independent Bank	223,092	10.21	87,436	4.00	$109,295	5.00%

December 31, 2013
Total capital to risk-weighted assets
Consolidated	$245,284	17.35%	$113,086	8.00%	NA	NA
Independent Bank	234,078	16.57	113,013	8.00	$141,267	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$227,338	16.08%	$56,543	4.00%	NA	NA
Independent Bank	216,146	15.30	56,507	4.00	$84,760	6.00%

Tier 1 capital to average assets
Consolidated	$227,338	10.61%	$85,729	4.00%	NA	NA
Independent Bank	216,146	10.09	85,681	4.00	$107,101	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Total shareholders’ equity	$247,067	$231,581	$253,420	$250,306
Add (deduct)
Qualifying trust preferred securities	39,500	39,500	-	-
Accumulated other comprehensive loss	6,083	9,245	6,083	9,245
Intangible assets	(2,761)	(3,163)	(2,761)	(3,163)
Disallowed deferred tax assets	(43,049)	(49,609)	(33,048)	(40,026)
Disallowed capitalized mortgage loan servicing rights	(602)	(216)	(602)	(216)
Tier 1 capital	246,238	227,338	223,092	216,146
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,467	17,946	18,417	17,932
Total risk-based capital	$264,705	$245,284	$241,509	$234,078

12.	Fair Value Disclosures

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and include agency securities, private label residential mortgage-backed securities, other asset backed securities, municipal securities, trust preferred securities and corporate securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
September 30, 2014:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$530	$530	$-	$-
Securities available for sale
U.S. agency	35,404	-	35,404	-
U.S. agency residential mortgage-backed	258,179	-	258,179	-
U.S. agency commercial mortgage-backed	26,271	-	26,271	-
Private label residential mortgage-backed	6,579	-	6,579	-
Other asset backed	35,544	-	35,544	-
Obligations of states and political subdivisions	145,761	-	145,761	-
Corporate	22,809	-	22,809	-
Trust preferred	2,619	-	2,619	-
Loans held for sale	22,837	-	22,837	-
Derivatives (1)	784	-	784	-
Liabilities
Derivatives (2)	98	-	98	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,809	-	-	7,809
Impaired loans (4)
Commercial
Income producing - real estate	928	-	-	928
Land, land development & construction-real estate	440	-	-	440
Commercial and industrial	2,899	-	-	2,899
Mortgage
1-4 Family	1,328	-	-	1,328
Resort Lending	221	-	-	221
Other real estate (5)
Commercial
Income producing - real estate	559	-	-	559
Land, land development & construction-real estate	1,048	-	-	1,048
Mortgage
1-4 Family	25	-	-	25
Resort Lending	762	-	-	762
Installment
Home equity - 1st lien	96	-	-	96
Payment plan receivables
Full refund/partial refund	2,668	-	-	2,668

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and 2013.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2014			2013
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$32	$-	$32	$197	$-	$197
Loans held for sale	-	127	127	-	(765)	(765)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2014 and 2013 relating to assets measured at fair value on a non-recurring basis:
•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $7.8 million which is net of a valuation allowance of $2.8 million at September 30, 2014 and had a carrying amount of $7.8 million which is net of a valuation allowance of $2.9 million at December 31, 2013.  A recovery of $0.52 million and $0.04 million was included in our results of operations for the three and nine month periods ending September 30, 2014, respectively and $0.04 million and $2.49 million during the same periods in 2013.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $8.2 million, with a valuation allowance of $2.4 million at September 30, 2014 and had a carrying amount of $10.8 million, with a valuation allowance of $3.4 million at December 31, 2013.  The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.5 million and $0.5 million for the three month periods ending September 30, 2014 and 2013, respectively and an expense of $1.4 million and a credit of $0.1 million for the nine month periods ending September 30, 2014 and 2013, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $5.2 million which is net of a valuation allowance of $3.7 million at September 30, 2014 and a carrying amount of $5.9 million which is net of a valuation allowance of $4.0 million at December 31, 2013.  An additional charge relating to other real estate measured at fair value of $0.3 million and $0.4 million was included in our results of operations during the three and nine month periods ended September 30, 2014, respectively and $0.3 million and $1.8 million during the same periods in 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30 follows:

	(Liability)
	Amended Warrant
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$-	$-	$-	$(459)
Total gains (losses) realized and unrealized:
Included in results of operations	-	-	-	(1,025)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	-	-	-	-
Reclassification to shareholders’ equity	-	-	-	1,484
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$-	$-	$-	$-

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
September 30, 2014
Capitalized mortgage
loan servicing rights	$7,809	Present value of net	Discount rate	10.05%
		servicing revenue	Cost to service	$81
			Ancillary income	25
			Float rate	1.93%

Impaired loans
Commercial	4,267	Sales comparison	Adjustment for differences
		approach	between comparable sales	2.5%
		Income approach	Capitalization rate	9.3

Mortgage	1,549	Sales comparison	Adjustment for differences
		approach	between comparable sales	4.7

Other real estate
Commercial	1,607	Sales comparison	Adjustment for differences
		approach	between comparable sales	(8.1)

Mortgage and
installment	883	Sales comparison	Adjustment for differences
		approach	between comparable sales	33.4

Payment plan
receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	10.4

December 31, 2013
Capitalized mortgage
loan servicing rights	$7,773	Present value of net	Discount rate	10.09%
		servicing revenue	Cost to service	$81
			Ancillary income	29
			Float rate	1.79%

Impaired loans
Commercial	5,597	Sales comparison	Adjustment for differences
		approach	between comparable sales	(1.9)%
		Income approach	Capitalization rate	9.3

Mortgage	1,795	Sales comparison	Adjustment for differences
		approach	between comparable sales	3.2

Other real estate
Commercial	1,606	Sales comparison	Adjustment for differences
		approach	between comparable sales	(5.7)

Mortgage and
installment	1,623	Sales comparison	Adjustment for differences
		approach	between comparable sales	55.7

Payment plan
receivables	2,668	Sales comparison	Adjustment for differences
		approach	between comparable sales	10.4

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2014	$22,837	$493	$22,344
December 31, 2013	20,390	366	20,024

13.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2014
Assets
Cash and due from banks	$48,259	$48,259	$48,259	$-	$-
Interest bearing deposits and repurchase agreement	17,229	17,229	17,229	-	-
Interest bearing deposits - time	14,604	14,646	-	14,646	-
Trading securities	530	530	530	-	-
Securities available for sale	533,166	533,166	-	533,166	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	23,344	NA	NA	NA	NA
Net loans and loans held for sale	1,394,113	1,378,560	-	22,837	1,355,723
Accrued interest receivable	6,190	6,190	2	1,793	4,395
Derivative financial instruments	784	784	-	784	-

Liabilities
Deposits with no stated maturity (1)	$1,501,906	$1,501,906	$1,501,906	$-	$-
Deposits with stated maturity (1)	393,989	392,368	-	392,368	-
Other borrowings	26,228	28,398	-	28,398	-
Subordinated debentures	40,723	29,625	-	29,625	-
Accrued interest payable	504	504	20	484	-
Derivative financial instruments	98	98	-	98	-

December 31, 2013
Assets
Cash and due from banks	$48,156	$48,156	$48,156	$-	$-
Interest bearing deposits	70,925	70,925	70,925	-	-
Interest bearing deposits - time	17,999	18,000	-	18,000	-
Trading securities	498	498	498	-	-
Securities available for sale	462,481	462,481	-	462,481	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	23,419	NA	NA	NA	NA
Net loans and loans held for sale	1,362,635	1,333,229	-	20,390	1,312,839
Accrued interest receivable	5,948	5,948	1	1,426	4,521
Derivative financial instruments	494	494	-	494	-

Liabilities
Deposits with no stated maturity (1)	$1,440,225	$1,440,225	$1,440,225	$-	$-
Deposits with stated maturity (1)	444,581	446,366	-	446,366	-
Other borrowings	17,188	19,726	-	19,726	-
Subordinated debentures	40,723	27,871	-	27,871	-
Accrued interest payable	445	445	20	425	-
Derivative financial instruments	-	-	-	-	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $13.7 million and $11.2 million at September 30, 2014 and December 31, 2013, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $38.5 million and $72.3 million at September 30, 2014 and December 31, 2013, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At September 30, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $6.8 million. This compares to a balance of $7.7 million at December 31, 2013.  Mepco is currently in the process of working to recover these receivables, primarily through litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expenses were $0.03 million and $0.15 million for the three months ended September 30, 2014 and 2013, respectively and $0.17 million and $3.40 million for the nine months ended September 30, 2014 and 2013, respectively.  The significant decrease in this expense in 2014 is due to the second quarter of 2013 including write-downs of vehicle service contract counterparty receivables related to settlements of certain litigation to collect these receivables during that quarter.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of zero and $1.4 million for the three months ended September 30, 2014 and 2013, respectively and a credit of $0.5 million and an expense of $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. The credit provision for the first nine months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Historically, loss reimbursements on mortgage loans sold without recourse were rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased from 2010 to 2013 as Fannie Mae and Freddie Mac, in particular, were doing more reviews of mortgage loans where they had incurred or expected to incur a loss and were more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  In November 2013, we executed a Resolution Agreement with Fannie Mae to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to them by January 31, 2009.  Under the terms of the Resolution Agreement, we paid Fannie Mae approximately $1.5 million in November 2013 with respect to the Repurchase Obligations.  We believe that it was in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  In addition, we were notified by Freddie Mac in January 2014 that they had completed their review of mortgage loans that we originated between January 1, 2000 and December 31, 2008 and delivered to them.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at September 30, 2014 and December 31, 2013 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Accumulated Other Comprehensive Loss

A summary of changes in AOCL, presented net of tax, follows:

	Unrealized Losses on Available for Sale Securities	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Unrealized Losses on Settled Derivatives	Dispropor- tionate Tax Effects from Cash Flow Hedges	Total
			(In thousands)
For the three months ended September 30,
2014
Balances at beginning of period	$(376)	$(5,798)	$-	$(124)	$-	$(6,298)
Other comprehensive income before reclassifications	226	-	-	-	-	226
Amounts reclassified from AOCL	(73)	-	-	62	-	(11)
Net current period other comprehensive income	153	-	-	62	-	215
Balances at end of period	$(223)	$(5,798)	$-	$(62)	$-	$(6,083)
2013
Balances at beginning of period	$(1,102)	$(5,798)	$-	$(370)	$-	$(7,270)
Other comprehensive income (loss) before reclassifications	(1,962)	-	-	-	-	(1,962)
Amounts reclassified from AOCL	-	-	-	62	-	62
Net current period other comprehensive income	(1,962)	-	-	62	-	(1,900)
Balances at end of period	$(3,064)	$(5,798)	$-	$(308)	$-	$(9,170)

For the nine months ended September 30,
2014
Balances at beginning of period	$(3,200)	$(5,798)	$-	$(247)	$-	$(9,245)
Other comprehensive income before reclassifications	3,051	-	-	-	-	3,051
Amounts reclassified from AOCL	(74)	-	-	185	-	111
Net current period other comprehensive income	2,977	-	-	185	-	3,162
Balances at end of period	$(223)	$(5,798)	$-	$(62)	$-	$(6,083)
2013
Balances at beginning of period	$(516)	$(5,617)	$(739)	$-	$(1,186)	$(8,058)
Income tax	181	(181)	258	-	(258)	-
Balances at beginning of period, net of tax	(335)	(5,798)	(481)	-	(1,444)	(8,058)
Terminated cash flow hedge	-	-	370	(370)	-	-
Other comprehensive income (loss) before reclassifications	(2,741)		(24)	-	-	(2,765)
Amounts reclassified from AOCL	12	-	135	62	1,444	1,653
Net current period other comprehensive income (loss)	(2,729)	-	111	62	1,444	(1,112)
Balances at end of period	$(3,064)	$(5,798)	$-	$(308)	$-	$(9,170)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2014
Unrealized losses on available for sale securities
	$121	Net gains on securities
	(9)	Net impairment loss recognized in earnings
	112	Total reclassifications before tax
	39	Tax expense (benefit)
	$73	Reclassifications, net of tax

Unrealized losses on settled derivatives
	$(95)	Interest expense
	(33)	Tax expense (benefit)
	$(62)	Reclassification, net of tax

	$11	Total reclassifications for the period, net of tax

2013
Unrealized losses on available for sale securities
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Tax expense (benefit)
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$-	Interest expense
	-	Tax expense (benefit)
	$-	Reclassification, net of tax

Unrealized losses on settled derivative
	$(95)	Interest expense
	(33)	Tax expense (benefit)
	$(62)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges
	$-	Tax expense (benefit)

	$(62)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2014
Unrealized losses on available for sale securities
	$123	Net gains on securities
	(9)	Net impairment loss recognized in earnings
	114	Total reclassifications before tax
	40	Tax expense (benefit)
	$74	Reclassifications, net of tax

Unrealized losses on settled derivatives
	$(285)	Interest expense
	(100)	Tax expense (benefit)
	$(185)	Reclassification, net of tax

	$(111)	Total reclassifications for the period, net of tax

2013
Unrealized losses on available for sale securities
	$8	Net gains on securities
	(26)	Net impairment loss recognized in earnings
	(18)	Total reclassifications before tax
	(6)	Tax expense (benefit)
	$(12)	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(208)	Interest expense
	(73)	Tax expense (benefit)
	$(135)	Reclassification, net of tax

Unrealized losses on settled derivative
	$(95)	Interest expense
	(33)	Tax expense (benefit)
	$(62)	Reclassification, net of tax

Disproportionate tax effects from cash flow hedges
	$1,444	Tax expense (benefit)

	$(1,653)	Total reclassifications for the period, net of tax

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

Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2014, albeit at an uneven pace.  There has been an overall decline in the unemployment rate, although Michigan’s unemployment rate has been consistently above the national average.  In addition, housing prices and other related statistics (such as home sales and new building permits) have generally been improving.  In addition, since early- to mid-2009, we have seen an improvement in asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of net loan charge-offs.  As a result of the foregoing factors and others, we returned to profitability in 2012 and have now been profitable for 11 consecutive quarters.  In addition, we have completed various transactions to improve our capital structure, as described below.

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

It is against this backdrop that we discuss our results of operations for the third quarter and first nine months of 2014 as compared to 2013 and our financial condition as of September 30, 2014.

Index
Results of Operations

Summary.  We recorded net income of $4.9 million and $3.5 million, respectively, and net income applicable to common stock of $4.9 million and $10.3 million, respectively, during the three months ended September 30, 2014 and 2013.  The increase in net income on a comparative quarterly basis is due primarily to decreases in the provision for loan losses and non-interest expenses as well as an increase in non-interest income that were partially offset by a decrease in net interest income and an increase in income tax expense.  Third quarter 2013 net income applicable to common stock included a $7.6 million benefit from the redemption of our Series B Preferred Stock at a discount.

We recorded net income of $14.1 million and $72.7 million, respectively, and net income applicable to common stock of $14.1 million and $77.3 million, respectively, during the nine months ended September 30, 2014 and 2013.  The significant decline in 2014 year-to-date results as compared to 2013 primarily reflects the income tax benefit associated with the reversal of substantially all of the valuation allowance on our deferred tax assets that was recorded in June 2013. (See “Income tax benefit.”)

Key performance ratios
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (annualized) to(1)(2)
Average assets	0.87%	1.90%	0.84%	4.93%
Average common shareholders’ equity	7.95	25.64	7.86	110.70

Net income per common share(1)
Basic	$0.21	$0.73	$0.62	$7.03
Diluted	0.21	0.17	0.60	3.40

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

Index
Our net interest income totaled $18.2 million during the third quarter of 2014, a decrease of $1.3 million, or 6.9% from the year-ago period.  The decrease in net interest income in 2014 compared to 2013 primarily reflects a 49 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $106.8 million increase in average interest-earning assets.

The decline in our net interest margin is primarily due to the prolonged low interest rate environment that has pushed our average yield on loans lower.  In addition, the growth in average interest-earning assets has been in lower yielding investment securities.

Interest rates have generally been at extremely low levels over the past five to six years due primarily to the FRB’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had an adverse impact on our interest income and net interest income.   Based on recent announcements by the FRB, short-term interest rates are expected to remain extremely low until at least mid-2015.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), our net interest margin will generally benefit on a long-term basis from rising interest rates.

For the first nine months of 2014, net interest income totaled $55.2 million, a decrease of $3.4 million, or 5.8% from 2013. Our net interest margin for the first nine months of 2014 decreased to 3.71% compared to 4.17% in 2013.  The reasons for the decline in net interest income for the first nine months of 2014 are generally consistent with those described above for the comparative quarterly periods.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2014 non-accrual loans averaged $17.1 million and $18.4 million, respectively compared to $20.5 million and $25.4 million, respectively for the same periods in 2013.  In addition, in the third quarter and first nine months of 2014 we had net recoveries of $0.06 million and $0.21 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.2 million and $0.4 million, respectively, during the same periods in 2013.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,390,811	$17,768	5.08%	$1,396,709	$20,027	5.70%
Tax-exempt loans (2)	4,803	77	6.36	5,321	86	6.41
Taxable securities	484,687	1,644	1.35	337,299	1,109	1.30
Tax-exempt securities (2)	40,613	430	4.20	35,242	433	4.87
Interest bearing cash and repurchase agreement	76,529	61	0.32	117,971	68	0.23
Other investments	23,415	264	4.47	21,496	242	4.47
Interest Earning Assets	2,020,858	20,244	3.98	1,914,038	21,965	4.57
Cash and due from banks	46,643			46,069
Other assets, net	179,861			188,705
Total Assets	$2,247,362			$2,148,812

Liabilities
Savings and interest-bearing checking	$949,039	270	0.11	$910,422	294	0.13
Time deposits	402,951	966	0.95	415,090	1,077	1.03
Other borrowings	67,114	649	3.84	67,578	884	5.19
Interest Bearing Liabilities	1,419,104	1,885	0.53	1,393,090	2,255	0.64
Non-interest bearing deposits	551,617			502,357
Other liabilities	30,734			37,143
Shareholders’ equity	245,907			216,222
Total liabilities and shareholders’ equity	$2,247,362			$2,148,812

Net Interest Income		$18,359			$19,710

Net Interest Income as a Percent of Average Interest Earning Assets			3.61%			4.10%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%.
(3)	Annualized.

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,377,884	$54,024	5.24%	$1,415,545	$60,919	5.75%
Tax-exempt loans (2)	5,028	239	6.36	5,628	272	6.46
Taxable securities	470,995	4,623	1.31	274,002	2,772	1.35
Tax-exempt securities (2)	41,493	1,268	4.09	28,873	1,164	5.39
Interest bearing cash and repurchase agreement	87,511	219	0.33	149,807	272	0.24
Other investments	23,416	857	4.89	21,274	694	4.36
Interest Earning Assets	2,006,327	61,230	4.08	1,895,129	66,093	4.66
Cash and due from banks	45,137			44,866
Other assets, net	184,709			157,038
Total Assets	$2,236,173			$2,097,033

Liabilities
Savings and interest-bearing checking	$953,008	799	0.11	$906,046	864	0.13
Time deposits	421,775	2,990	0.95	418,193	3,499	1.12
Other borrowings	59,362	1,720	3.87	67,716	2,625	5.18
Interest Bearing Liabilities	1,434,145	5,509	0.51	1,391,955	6,988	0.67
Non-interest bearing deposits	529,654			496,777
Other liabilities	32,226			39,292
Shareholders’ equity	240,148			169,009
Total liabilities and shareholders’ equity	$2,236,173			$2,097,033

Net Interest Income		$55,721			$59,105

Net Interest Income as a Percent of Average Interest Earning Assets			3.71%			4.17%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%.
(3)	Annualized.

Index
Provision for loan losses.  The provision for loan losses was a credit of $0.6 million and $0.4 million during the three months ended September 30, 2014 and 2013, respectively. During the nine-month periods ended September 30, 2014 and 2013, the provision was a credit of $2.0 million and $3.2 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2014.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $10.5 million during the three months ended September 30, 2014, an increase of $0.7 million from the comparable period in 2013.  For the first nine months of 2014 non-interest income totaled $29.6 million, a $4.3 million decrease from the comparable period in 2013.  The quarterly comparative increase is due primarily to increases in interchange, mortgage loan servicing and other non-interest income.  The year-to-date decline is primarily due to decreases in service charges on deposit accounts, net gains on mortgage loans, mortgage loan servicing income and title insurance fees.   The nine months ended September 30, 2013 included a $1.0 million reduction in non-interest income related to an increase in the fair value of the U.S. Treasury warrant.

Non-Interest Income
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Service charges on deposit accounts	$3,579	$3,614	$10,166	$10,603
Interchange income	1,984	1,852	5,992	5,542
Net gains (losses) on assets:
Mortgage loans	1,490	1,570	4,139	8,415
Securities	168	14	334	205
Other than temporary loss on securities available for sale:
Total impairment loss	(9)	-	(9)	(26)
Recognized in other comprehensive loss	-	-	-	-
Net impairment loss in earnings	(9)	-	(9)	(26)
Mortgage loan servicing	932	338	1,389	2,614
Investment and insurance commissions	404	447	1,305	1,280
Bank owned life insurance	361	353	1,021	1,028
Title insurance fees	243	409	734	1,261
Increase in fair value of U.S. Treasury warrant	-	-	-	(1,025)
Other	1,391	1,240	4,503	4,019
Total non-interest income	$10,543	$9,837	$29,574	$33,916

Index
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

Interchange income increased on both a comparative quarterly and year-to-date basis in 2014 as compared to 2013.  The increase in interchange income primarily results from a new Debit Brand Agreement with MasterCard (which replaces our former agreement with VISA) that we executed in January 2014.  We began converting our debit card base to MasterCard in June 2014 and completed the conversion in September 2014.  Assuming similar future transaction volumes, we expect this new agreement to result in an increase in our annual interchange net revenues of approximately $1 million.

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

Net gains on mortgage loans decreased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Mortgage loans originated	$77,501	$97,391	$187,172	$347,177
Mortgage loans sold	62,007	96,989	156,090	340,318
Mortgage loans sold with servicing rights released	11,229	16,017	27,447	46,250
Net gains on the sale of mortgage loans	1,490	1,570	4,139	8,415
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.40%	1.62%	2.65%	2.47%
Fair value adjustments included in the Loan Sales Margin	(0.13)	(0.89)	0.09	(0.58)

The volume of loans sold is dependent upon our ability to originate mortgage loans as well as the demand for fixed-rate obligations and other loans that we choose to not put into portfolio because of our established interest-rate risk parameters. (See “Portfolio Loans and asset quality.”) Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates and thus can often be a volatile part of our overall revenues.  The declines in mortgage loan originations and sales in 2014 is due primarily to higher mortgage loan interest rates compared to the first five months of 2013 that reduced mortgage loan refinance volumes.

Index
Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned accounting adjustments, the Loan Sales Margin would have been 2.53% and 2.51% in the third quarters of 2014 and 2013, respectively and 2.56% and 3.05% for the comparative 2014 and 2013 year-to-date periods, respectively. The decrease in the year-to-date Loan Sales Margin (excluding fair value adjustments) in 2014 was primarily due to a change in mix, with significantly fewer mortgage loan refinances (which generally have higher margins) as well as more competitive market conditions due to the industry-wide decline in mortgage loan origination volumes.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net securities gains totaled $0.2 million and $0.3 million during the three and nine months ended September 30, 2014, respectively, and $0.014 million and $0.2 million for the respective comparable periods in 2013. The 2014 net securities gains were due primarily to the sale of a municipal security as well as fair value adjustments on trading securities and a U.S. treasury short sale position.  The 2013 net securities gains were due primarily to an increase in the fair value of trading securities.

We recorded net other than temporary impairment charges on securities available for sale of $0.009 million during both the three and nine months ended September 30, 2014, and zero and $0.026 million for the respective comparable periods in 2013.  These impairment charges all related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated income of $0.9 million and $1.4 million in the third quarter and first nine months of 2014, respectively, compared to income of $0.3 million and $2.6 million in the third quarter and first nine months of 2013, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  The decreases in the valuation allowance are due primarily to lower estimated future prepayment rates being used in the period end valuations that generally reflect higher mortgage loan interest rates as well as a reduction in the weighted average coupon rate of the portfolio (due to the payoff of higher rate mortgage loans).  Activity related to capitalized mortgage loan servicing rights is as follows:

Index
Capitalized Mortgage Loan Servicing Rights
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
		(In thousands)
Balance at beginning of period	$12,796	$13,037	$13,710	$11,013
Originated servicing rights capitalized	489	772	1,253	2,661
Amortization	(628)	(793)	(1,827)	(3,111)
(Increase)/decrease in valuation allowance	523	35	44	2,488
Balance at end of period	$13,180	$13,051	$13,180	$13,051
Valuation allowance at end of period	$2,811	$3,599	$2,811	$3,599

At September 30, 2014 we were servicing approximately $1.67 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.46% and a weighted average service fee of approximately 25.3 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2014 totaled $13.2 million, representing approximately 79 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $14.0 million at September 30, 2014.

Investment and insurance commissions decreased on a comparative quarterly basis and increased slightly on a year-to-date basis in 2014 compared to 2013.  These changes primarily reflect the sales volumes of such products.

Income from bank owned life insurance was relatively consistent on both a comparative quarterly and year-to-date basis in 2014 compared to 2013 reflecting a stable average crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $53.3 million and $52.3 million at September 30, 2014 and December 31, 2013, respectively.

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

Index
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

Non-interest expense decreased by $3.9 million to $22.1 million and by $12.1 million to $67.0 million during the three- and nine-month periods ended September 30, 2014, respectively, compared to the like periods in 2013.  These decreases were primarily due to declines in credit related costs (loan and collection expenses, net (gains) losses on ORE and repossessed assets, vehicle service contract counterparty contingencies and the provision for loss reimbursement on sold loans) as well as data processing, advertising, FDIC deposit insurance, legal and professional fees (for the year-to-date period), interchange expense, and credit card and bank service fees.

Index
Non-Interest Expense
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Compensation	$8,574	$8,529	$25,321	$25,080
Performance-based compensation	1,203	2,104	3,348	4,686
Payroll taxes and employee benefits	1,941	1,958	6,105	5,847
Compensation and employee benefits	11,718	12,591	34,774	35,613
Occupancy, net	2,079	2,017	6,715	6,588
Data processing	1,790	2,090	5,653	6,048
Loan and collection	1,391	1,584	4,283	5,512
Furniture, fixtures and equipment	1,005	1,051	3,127	3,171
Communications	712	695	2,212	2,205
Advertising	427	652	1,547	1,881
Legal and professional fees	559	487	1,380	1,843
FDIC deposit insurance	396	685	1,235	2,026
Interchange expense	368	410	1,112	1,238
Supplies	249	277	746	771
Credit card and bank service fees	226	310	734	975
Amortization of intangible assets	134	203	402	609
Vehicle service contract counterparty contingencies	28	149	169	3,403
Costs (recoveries) related to unfunded lending commitments	12	(86)	27	(57)
Provision for loss reimbursement on sold loans	-	1,417	(466)	2,436
Net (gains) losses on ORE and repossessed assets	(285)	119	(410)	1,091
Other	1,275	1,283	3,804	3,796
Total non-interest expense	$22,084	$25,934	$67,044	$79,149

Compensation and employee benefits expenses, in total, decreased in the third quarter and first nine months of 2014 compared to the same periods in 2013.

Compensation expense increased by $0.05 million, or 0.5%, and by $0.2 million, or 1.0%, in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013.  Average full-time equivalent employees (“FTEs”) were reduced by approximately 3.9% and 4.3% during the third quarter and first nine months of 2014, respectively, compared to the year ago periods.  However, the impact of the FTE reductions was offset by $0.1 million and $0.6 million declines for the third quarter and first nine months of 2014, respectively, in the amounts of deferred compensation related to direct loan origination costs because of the reduced levels of new loan volumes in 2014.  The impact of the FTE reductions was also offset by merit raises granted in 2014.

Performance-based compensation decreased by $0.9 million and by $1.3 million in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013, due primarily to lower accruals for the anticipated employee stock ownership plan contribution and for incentive compensation (based on projected actual performance metrics as compared to target).

Index
Payroll taxes and employee benefits were relatively unchanged and increased by $0.3 million for the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013.  The year-to-date increase is due primarily to increases in medical insurance, workers’ compensation insurance, and employee training costs.

Occupancy, net, was up slightly in the third quarter and increased by 0.1 million in the first nine months of 2014 compared to the same periods in 2013.  The year-to-date increase is primarily due to higher snow removal costs associated with the harsh Michigan winter in 2014.

Data processing expenses decreased by $0.3 million and by $0.4 million in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013, due primarily to the impact of a new seven-year core data processing contract that we executed in March 2014.  Under the terms of the new contract, we have reduced core data processing and interchange costs by approximately $1 million annually.  The first quarter of 2014 included a write-off of approximately $0.2 million related to certain deferred but unamortized costs associated with our previous core data processing contract that was scheduled to expire in April 2015.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2014, which primarily reflects the overall year-over-year decrease in non-performing assets and “watch” credits. (See “Portfolio Loans and asset quality.”)

Furniture, fixtures and equipment, communications, supplies and other non-interest expenses were relatively unchanged on both a comparative quarterly and year-to-date basis.

Advertising expenses were lower on both a comparative quarterly and year-to-date basis due primarily to a reduction in direct mail costs.

Legal and professional fees increased $0.1 million on a comparative quarterly basis but decreased $0.5 million on a year-to-date basis.  The quarterly comparative increase is due primarily to increased consulting and internal audit outsourcing fees.  The year-to-date decrease is due primarily to a decline in legal fees at Mepco related to counterparty litigation associated with collection matters and a decline in consulting fees at the Bank.

FDIC deposit insurance expense decreased by $0.3 million and by $0.8 million in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013, due primarily to a reduction in the Bank’s risk based premium rate that occurred in the fourth quarter of 2013 due to our improved financial metrics.

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

Index
The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.8 million and $3.2 million at September 30, 2014 and December 31, 2013, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations.

We recorded an expense of $0.03 million and $0.17 million for vehicle service contract payment plan counterparty contingencies in the third quarter and first nine months of 2014, respectively, compared to $0.15 million and $3.4 million, respectively, for the same periods in 2013.  The significant decrease in this expense in 2014 is due to the second quarter of 2013 including write-downs of vehicle service contract counterparty receivables related to settlements of certain litigation to collect these receivables during that quarter.  Given the costs and uncertainty of continued litigation, we determined it was in our best interest to resolve these matters.

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

Index
The provision for loss reimbursement on sold loans was zero and a credit of $0.5 million and an expense of $1.4 million and $2.4 million in the third quarter and first nine months of 2014 and 2013, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac).  The credit provision for the first nine months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. Historically, loss reimbursements on mortgage loans sold without recourse were rare. In 2009, we had only one actual loss reimbursement (for $0.06 million). Prior to 2009, we had years in which we incurred no such loss reimbursements. However, our loss reimbursements increased from 2010 to 2013 as Fannie Mae and Freddie Mac, in particular, were doing more reviews of mortgage loans where they had incurred or expected to incur a loss and were more aggressive in pursuing loss reimbursements from the sellers of such mortgage loans.  In November 2013, we executed a Resolution Agreement with Fannie Mae to resolve our existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to them by January 31, 2009.  Under the terms of the Resolution Agreement, we paid Fannie Mae approximately $1.5 million in November 2013 with respect to the Repurchase Obligations.  We believe that it was in our best interest to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with Fannie Mae for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  In addition, we were notified by Freddie Mac in January 2014 that they had completed their review of mortgage loans that we originated between January 1, 2000 and December 31, 2008 and delivered to them.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at September 30, 2014 and December 31, 2013 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Net (gains) losses on ORE and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The net gains of $0.3 million and $0.4 million recorded in the third quarter and first nine months of 2014, respectively (as compared to net losses of $0.1 million and $1.1 million, respectively, recorded in the same periods in 2013) primarily reflect greater stability in real estate prices during the last twelve months, with some markets even experiencing price increases. Also, in the third quarter of 2014, we closed on the cash sales of our two largest ORE properties.  The combined book value of these properties was $8.6 million and we recorded net gains of $0.56 million on these sales.

Index
Income tax expense (benefit).  We recorded an income tax expense of $2.3 million and $5.7 million in the third quarter and the first nine months of 2014, respectively. We recorded an income tax expense (benefit) of $0.3 million and $(56.2) million in the third quarter and the first nine months of 2013, respectively. Prior to the second quarter of 2013, we had established a deferred tax asset valuation allowance against all of our net deferred tax assets.

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

We have also concluded subsequent to June 30, 2013, that the realization of substantially all of our deferred tax assets continues to be more likely than not for substantially the same reasons as enumerated above, including five additional profitable quarters since the second quarter of 2013.

The valuation allowance against our deferred tax assets totaled approximately $1.0 million, $1.1 million and $1.0 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The portion of the valuation allowance on our deferred tax assets that we did not reverse in 2013 primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business over the past three years.

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

Index
Our actual federal income tax expense (benefit) is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income (loss) primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance and also for the third quarter and first nine months of 2013, the impact of the change in the deferred tax asset valuation allowance.  In addition, the year-to-date 2014 income tax expense was reduced by a credit of approximately $0.7 million in the second quarter due to a true-up of the amount of unrecognized tax benefits relative to certain net operating loss carryforwards and the reversal of the valuation allowance on our capital loss carryforward that we now believe is more likely than not to be realized due to a strategy executed during the second quarter of 2014.

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

The following table presents net income (loss) by business segment.

Business Segments
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Independent Bank	$5,048	$3,831	$14,345	$68,337
Mepco	163	172	607	(1,124)
Other(1)	(266)	(474)	(665)	5,558
Elimination	(16)	(24)	(168)	(71)
Net income (loss)	$4,929	$3,505	$14,119	$72,700

(1) Includes amounts relating to our parent company and certain insignificant operations.

The substantial change in the Bank’s year-to-date results in 2014 compared to 2013 is primarily due to 2013 including the reversal of the valuation allowance on deferred tax assets resulting in recording a significant income tax benefit.  The increased net income at the Bank in the third quarter of 2014 compared to the year ago period is primarily due to a decline in non-interest expenses and an increase in non-interest income that were partially offset by a decline in net interest income and an increase in income tax expense.  See “Net interest income,” “Non-interest income,” “Non-interest expense,” and “Income tax expense (benefit).”

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

Index
Financial Condition

Summary.  Our total assets increased by $29.9 million during the first nine months of 2014 due primarily to increases in securities available for sale and loans that were partially offset by a decline in cash and cash equivalents.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.40 billion at September 30, 2014, up 1.8% from $1.37 billion at December 31, 2013.  (See "Portfolio Loans and asset quality.")

Deposits totaled $1.90 billion at September 30, 2014, compared to $1.88 billion at December 31, 2013.  The $11.1 million increase in total deposits during the period is due to growth in checking and savings account balances.

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

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities available for sale	(In thousands)
September 30, 2014	$533,511	$3,135	$3,480	$533,166
December 31, 2013	467,406	2,048	6,973	462,481

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

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.  We recorded net other than temporary impairment charges in earnings on securities available for sale of $0.009 million during both the three and nine months ended September 30, 2014.  We recorded net other than temporary impairment charges in earnings on securities available for sale of zero and $0.026 million during the three and nine months ended September 30, 2013, respectively.  These impairment charges all related to private label residential mortgage-backed investment securities.

Index
Sales of securities and net gains on securities were as follows (See “Non-interest income.”):

	Nine months ended September 30,
	2014	2013
	(In thousands)
Proceeds from sales	$7,630	$2,940

Gross gains	$123	$15
Gross losses	-	(7)
Net impairment charges	(9)	(26)
Fair value adjustments	211	197
Total net gains	$325	$179

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

Index
Non-performing assets(1)
	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans	$17,543	$17,905
Loans 90 days or more past due and still accruing interest	-	-
Total non-performing loans	17,543	17,905
Other real estate and repossessed assets	9,375	18,282
Total non-performing assets	$26,918	$36,187
As a percent of Portfolio Loans
Non-performing loans	1.25%	1.30%
Allowance for loan losses	1.97	2.35
Non-performing assets to total assets	1.20	1.64
Allowance for loan losses as a percent of non-performing loans	156.80	180.54

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings (“TDR”)
	September 30, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$30,768	$75,680		$106,448
Non-performing TDR’s (1)	3,263	5,515	(2)	8,778
Total	$34,031	$81,195		$115,226

	December 31, 2013
	Commercial	Retail		Total
	(In thousands)
Performing TDR’s	$35,134	$79,753		$114,887
Non-performing TDR’s (1)	4,347	4,988	(2)	9,335
Total	$39,481	$84,741		$124,222

(1)	Included in the “Non-performing assets” table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.4 million, or 2.0%, during the first nine months of 2014 due principally to a decline in non-performing commercial loans (down $1.0 million) and consumer installment loans (down $0.5 million) that was partially offset by an increase in non-performing mortgage loans (up $1.1 million).  In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $106.4 million, or 7.6% of total Portfolio Loans, and $114.9 million, or 8.4% of total Portfolio Loans, at September 30, 2014 and December 31, 2013, respectively. The decrease in the amount of performing TDRs in the first nine months of 2014 reflects declines in both commercial loan and retail loan TDR’s.

ORE and repossessed assets totaled $9.4 million at September 30, 2014, compared to $18.3 million at December 31, 2013. This decrease is primarily the result of sales of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed and any redemption period expires. In the third quarter of 2014, we closed on the cash sale of our two largest ORE properties.  The combined book value of these properties was $8.6 million.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.27% on an annualized basis in the first nine months of 2014 compared to 0.65% in the first nine months of 2013.  The $3.9 million decline in loan net charge-offs is primarily due to declines in commercial loans (down $1.6 million), mortgage loans (down $1.6 million) and consumer installment loans (down $0.7 million). The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Allowance for loan losses
	Nine months ended September 30,
	2014		2013
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$32,325	$508	$44,275	$598
Additions (deduction)
Provision for loan losses	(2,049)	-	(3,153)	-
Recoveries credited to allowance	5,438	-	6,893	-
Loans charged against the allowance	(8,206)	-	(13,578)	-
Additions included in non-interest expense	-	27	-	(57)
Balance at end of period	$27,508	$535	$34,437	$541

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.27%		0.65%

Index
Allocation of the Allowance for Loan Losses
	September 30, 2014	December 31, 2013
	(In thousands)
Specific allocations	$12,895	$15,158
Other adversely rated commercial loans	1,026	1,358
Historical loss allocations	8,221	9,849
Additional allocations based on subjective factors	5,366	5,960
Total	$27,508	$32,325

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

Increases in the AFLL are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the AFLL to specific loans and loan portfolios, the entire AFLL is available for incurred losses. We generally charge-off commercial, homogenous residential mortgage and installment loans and payment plan receivables when they are deemed uncollectible or reach a predetermined number of days past due based on product, industry practice and other factors. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

Index
While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a credit of $0.031 million and $0.056 million in the first nine months of 2014 and 2013, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million at both September 30, 2014 and December 31, 2013. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $4.8 million to $27.5 million at September 30, 2014 from $32.3 million at December 31, 2013 and was equal to 1.97% of total Portfolio Loans at September 30, 2014 compared to 2.35% at December 31, 2013. All four components of the allowance for loan losses outlined above declined in the first nine months of 2014. The allowance for loan losses related to specific loans decreased $2.3 million in 2014 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.3 million in 2014 primarily due to lower expected loss given default rates. The total balance of such loans included in this component decreased to $38.6 million at September 30, 2014 from $39.4 million at December 31, 2013.  In addition, the mix improved, with the balance of such loans with more adverse ratings declining to $14.9 million at September 30, 2014 from $18.1 million at December 31, 2013. The allowance for loan losses related to historical losses decreased $1.6 million during 2014 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans). The allowance for loan losses related to subjective factors decreased $0.6 million during 2014 primarily due to the improvement of various economic indicators used in computing this portion of the allowance.

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

Deposits totaled $1.90 billion and $1.88 billion at September 30, 2014 and December 31, 2013, respectively.  The $11.1 million increase in deposits in 2014 is due to growth in checking and savings deposit account balances.  Reciprocal deposits totaled $52.1 million and $83.5 million at September 30, 2014 and December 31, 2013, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2014, we had approximately $356.3 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised in part by advances from the Federal Home Loan Bank (the “FHLB”), totaled $26.2 million and $17.2 million at September 30, 2014 and December 31, 2013, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2014, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $91.6 million, or 4.8% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008. In June 2013, we terminated our last remaining interest-rate swap, which had an aggregate notional amount of $10.0 million.  We have begun to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first nine months of 2014, we entered into $2.4 million (aggregate notional amount) of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.046 million of fee income related to these transactions in the second quarter of 2014.

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

At September 30, 2014, we had $257.7 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.50 billion of our deposits at September 30, 2014 were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand (including time deposits) of approximately $23.2 million at the parent company as of September 30, 2014 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Index
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	September 30, 2014	December 31, 2013
	(In thousands)
Subordinated debentures	$40,723	$40,723
Amount not qualifying as regulatory capital	(1,223)	(1,223)
Amount qualifying as regulatory capital	39,500	39,500
Shareholders’ equity
Common stock	352,129	351,173
Accumulated deficit	(98,979)	(110,347)
Accumulated other comprehensive loss	(6,083)	(9,245)
Total shareholders’ equity	247,067	231,581
Total capitalization	$286,567	$271,081

We currently have three special purpose entities that issued $39.5 million of cumulative trust preferred securities.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Consolidated Statements of Financial Condition.  On October 11, 2013, we redeemed all ($9.2 million in aggregate liquidation amount) of the outstanding trust preferred securities remaining issued by IBC Capital Finance II and liquidated this entity shortly thereafter.  The trust preferred securities issued by IBC Capital Finance II had an interest rate of 8.25%.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2014 and December 31, 2013. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

On August 30, 2013, we redeemed the Series B Preferred Stock and the Amended Warrant from the UST and exited TARP by making an $81.0 million payment to the UST pursuant to the SPA.  See note #15 to the Condensed Consolidated Financial Statements included within this report for additional information about the Series B Preferred Stock and the Amended Warrant.

Common shareholders’ equity increased to $247.1 million at September 30, 2014 from $231.6 million at December 31, 2013 due primarily to our net income in the first nine months of 2014 as well as a decline in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $244.3 million and $228.4 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 10.92% and 10.35% at September 30, 2014 and December 31, 2013, respectively.

Index
Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $35.1 million at September 30, 2014, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  Also see note #11 to the Condensed Consolidated Financial Statements included within this report.

In May 2014, we resumed a quarterly cash dividend on our common stock of six cents per share.  This was our first dividend payment since the third quarter of 2009.  We paid a second six cent per share dividend in August 2014 and will pay a third six cent per share dividend in November 2014.

As of September 30, 2014 and December 31, 2013, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2014
200 basis point rise	$407,200	8.67%	$75,700	4.85%
100 basis point rise	393,900	5.12	73,800	2.22
Base-rate scenario	374,700	-	72,200	-
100 basis point decline	347,700	(7.21)	70,700	(2.08)

December 31, 2013
200 basis point rise	$412,200	8.33%	$77,800	5.56%
100 basis point rise	398,200	4.65	75,300	2.17
Base-rate scenario	380,500	-	73,700	-
100 basis point decline	356,400	(6.33)	72,500	(1.63)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2014, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2014, the Company issued 2,509 shares of common stock to non-employee directors on a current basis and 1,093 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on July 1, 2014, at a price of $12.87 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2014	-	$-	-	NA
August 2014	-	-	-	NA
September 2014	-	-	-	NA
Total	-	$-	-	NA

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
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

Date	November 6, 2014	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 6, 2014	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer