Form 10-K
period 2014-12-31
INDEPENDENT BANK CORP /MI/
filed 2015-03-06
CIK 39311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or

/   / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________

Commission file number	0-7818

INDEPENDENT BANK CORPORATION

(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

230 W. Main St., P.O. Box 491, Ionia, Michigan	48846
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(616) 527-5820

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ
(Title of class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes         No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No ___

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

Large accelerated filer         Accelerated filer    X    Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act).

Yes       No    X

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014, was $288,335,749.

The number of shares outstanding of the registrant’s common stock as of March 5, 2015 was 23,001,804.

Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 35-36

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

Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company. We are registered under the Bank Holding Company Act of 1956, as amended, and own all of the outstanding stock of Independent Bank (the “bank”), which is also organized under the laws of the State of Michigan.

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

Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan, which are served by the bank’s main office in Ionia, Michigan, and a total of 70 branches, 2 drive-thru facilities, and 7 loan production offices. Most of our bank’s branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2014, our bank had total loans (excluding loans held for sale) of $1.410 billion and total deposits of $1.924 billion. As of December 31, 2014, we had 700 full-time employees and 176 part-time employees.

In addition to general banking services, our bank also offers title insurance services through a separate subsidiary and investment and insurance services through a third party agreement with Cetera Investment Services LLC.

Mepco Finance Corporation (“Mepco”), a subsidiary of our bank, acquires and services payment plans used by consumers to purchase vehicle service contracts provided and administered by third parties. Mepco purchases payment plans from companies (which we refer to as Mepco’s “counterparties”) that provide vehicle service contracts to consumers. The payment plans (which are classified as payment plan receivables in our consolidated statements of financial condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 24 months, to the sellers of those contracts (one of the counterparties). Mepco does not have recourse against the consumer for non-payment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract counterparty contingencies expense, included in non-interest expenses, for estimated defaults by these counterparties in their obligations to Mepco.

ITEM 1.	BUSINESS (continued)

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2014	2013	2012
Interest and fees on loans	60.2%	61.1%	57.5%
Other interest income	7.3	4.9	3.5
Non-interest income	32.5	34.0	39.0
	100.0%	100.0%	100.0%

Recent Developments

In January 2015, we adopted a plan to consolidate certain branch offices. This consolidation reflects our ongoing cost reduction initiatives and undertakings to further improve the overall efficiency of our operations.  The consolidation will result in the closing of six of our branch offices.  It is expected that the aggregate, annual reduction in non-interest expenses resulting from this consolidation will amount to approximately $1.6 million. We also estimate a potential annual loss of revenue of approximately $0.3 million to $0.4 million due to possible customer attrition.  We expect that the consolidation will be completed not later than April 30, 2015. We also undertook certain additional staffing reductions related to our retail banking operations. In connection with the consolidation, we expect to incur one-time expenses and charges of approximately $0.3 million in the first four months of 2015, which consist primarily of severance and certain other costs. We do not expect any material loss related to the sale or disposition of real property or other fixed assets that are not otherwise deployed.

In 2013, we successfully completed the implementation of a capital plan we had adopted to restore and improve our capital position.  In particular, during the last half of 2013, we completed the following:

•	On July 26, 2013, we executed a Securities Purchase Agreement with the United States Department of the Treasury (“UST”), pursuant to which we agreed to purchase from the UST for $81.0 million in cash consideration: (i) 74,426 shares of our Series B Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, with an original liquidation preference of $1,000 per share (“Series B Preferred Stock”), including any and all accrued and unpaid dividends; and (ii) the Amended and Restated Warrant to purchase up to 346,154 shares of our common stock at an exercise price of $7.234 per share and expiring on December 12, 2018 (the “Amended Warrant”);

•	In the third quarter of 2013, we sold a total of 13.225 million shares of our common stock in a public offering for total net proceeds of $97.1 million (including 11.5 million shares sold on August 28, 2013, and 1.725 million shares sold on September 10, 2013 pursuant to the underwriters’ overallotment option), after payment of $5.4 million in underwriting discounts and other offering expenses;

•	On August 29, 2013, we brought current the interest payments and quarterly dividends we had been deferring since the fourth quarter of 2009 on all of our subordinated debentures and trust preferred securities;

•	On August 30, 2013, we completed the redemption of the Series B Preferred Stock and Amended Warrant from the UST pursuant to the terms of the Securities Purchase Agreement described above, which resulted in our exit from the Troubled Asset Relief Program (TARP); and

•	On October 11, 2013, we redeemed all of the 8.25% trust preferred securities (with an aggregate liquidation amount of $9.2 million) issued by IBC Capital Finance II.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our bank.

ITEM 1.	BUSINESS (continued)

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Michigan Department of Insurance and Financial Services (“Michigan DIFS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot necessarily be predicted.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, our depositors, and the public, rather than our shareholders.

Regulatory Developments

Homeowner Affordability and Stability Plan. On February 18, 2009, President Obama announced the Homeowner Affordability and Stability Plan (“HASP”). The HASP is intended to support a recovery in the housing market and ensure that borrowers can continue to pay off their mortgages through the following elements:

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

Dodd-Frank Act. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. This federal law includes the following:

•	the creation of the Consumer Financial Protection Bureau (CFPB) with power to promulgate and, with respect to financial institutions with more than $10 billion in assets, enforce consumer protection laws;

•	the creation of the Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk to the U.S. economy;

•	provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC;

•	a provision that broadens the base for FDIC insurance assessments and permanently increases FDIC deposit insurance to $250,000;

•	provisions that change the assessment base for federal deposit insurance (from the amount of insured deposits to consolidated assets less tangible capital) and increase the minimum ratio of reserves to deposits to 1.35%;

•	a provision under which interchange fees for debit cards of issuers with at least $10 billion in assets are set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;

•	a provision that requires bank regulators to set minimum capital levels for bank holding companies that are at least as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for financial institutions with less than $15 billion in assets as of December 31, 2009; and

•	new restrictions on how mortgage brokers and loan originators may be compensated.

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

New Capital Rules Under Basel III. On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the New Capital Rules to our organization is described below.

Volcker Rule. The federal banking agencies and the SEC published final regulations to implement the Volcker Rule on December 10, 2013. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from owning and sponsoring “covered funds” (e.g. hedge funds and private equity funds). The final rule became effective April 1, 2014, with full compliance generally required by July 21, 2015. We do not currently expect implementation of the Volcker Rule to have a material impact on our business as we believe our investment activity will involve only investments exempt from the Volcker Rule.

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

In addition, if the Michigan DIFS deems a bank’s capital to be impaired, it may require a bank to restore its capital by special assessment upon the bank holding company, as the bank’s sole shareholder. If the bank holding company failed to pay such assessment, the directors of that bank would be required, under Michigan law, to sell the shares of bank stock owned by the bank holding company to the highest bidder at either public or private auction and use the proceeds of the sale to restore the bank’s capital.

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

ITEM 1.	BUSINESS (continued)

Investments and Activities. Federal law places restrictions on the ability of our holding company to engage in certain transactions, make investments, and participate (directly or indirectly through a subsidiary) in various activities.

In general, any direct or indirect acquisition by a bank holding company of any voting shares of any bank which would result in the bank holding company’s direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the bank holding company with another bank holding company, will require the prior written approval of the Federal Reserve under the BHCA. In acting on such applications, the Federal Reserve must consider various statutory factors including the effect of the proposed transaction on competition in relevant geographic and product markets and each party’s financial condition, managerial resources, and record of performance under the Community Reinvestment Act.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total assets of 3% for the most highly-rated companies with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

ITEM 1.	BUSINESS (continued)

Our Tier 1 capital as of December 31, 2014, includes $34.5 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Act imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

We became subject to the New Capital Rules described above on January 1, 2015. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. Also, under the New Capital Rules, our existing trust preferred securities are grandfathered as qualifying regulatory capital. We believe that we currently exceed all of the capital ratio requirements of the New Capital Rules.

Dividends. Historically, most of our revenues have been received in the form of dividends paid by our bank. We can also make requests for returns of capital from our bank; however, such requests require the approval of the Michigan DIFS. Thus, our ability to pay dividends to our shareholders is indirectly limited by restrictions on the ability of our bank to pay dividends or return capital to us, as described below. Further, in a policy statement, the Federal Reserve has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. The “prompt corrective action” provisions of federal law and regulation authorize the Federal Reserve to restrict the amount of dividends that can be paid by an insured bank that fails to meet specified capital levels.

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

Independent Bank

Independent Bank is a Michigan banking corporation and a member of the Federal Reserve System, and its deposit accounts are insured by the FDIC’s Deposit Insurance Fund (“DIF”). As a member of the Federal Reserve System and a Michigan-chartered bank, our bank is subject to the examination, supervision, reporting and enforcement requirements of the Federal Reserve as its primary federal regulator and the Michigan DIFS as the chartering authority for Michigan banks. These agencies and the federal and state laws applicable to our bank and its operations extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

ITEM 1.	BUSINESS (continued)

Deposit Insurance. As an FDIC-insured institution, our bank is required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s risk-based assessment system for deposit insurance premiums, all insured depository institutions are placed into one of four categories (Risk Categories I, II, III, and IV), based primarily on their level of capital and supervisory evaluations, for purposes of determining the institution’s assessment rate. Deposit insurance premium assessments are generally based on an institution’s total assets minus its tangible equity.

FICO Assessments. Our bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund, which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006. From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be approximately 0.006% of average tangible assets.

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
to total assets of 2% or less

At December 31, 2014, our bank’s ratios exceeded minimum requirements for the well-capitalized category.

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

At December 31, 2014, our bank had negative retained earnings of approximately $31.1 million and therefore cannot pay dividends to the holding company. In lieu of the payment of dividends, we intend to make periodic requests to the Federal Reserve and the Michigan DIFS to approve a return of capital from our bank. In August 2013 and April 2014, pursuant to requests approved by the Michigan DIFS, our bank made returns of capital to our holding company in the amounts of $7.5 million and $15.0 million, respectively. On February 13, 2015, the Michigan DIFS approved an $18.5 million return of capital. The bank paid this return of capital to us on February 17, 2015.

Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on “covered transactions” with us or our subsidiaries, which include investments in our stock or other securities issued by us or our subsidiaries, the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans, and extensions of credit to us or our subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by our bank to the directors and officers of the holding company, the bank, and the subsidiaries of the bank; to the principal shareholders of the holding company; and to “related interests” of such directors, officers, and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our bank maintains a correspondent relationship.

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

ITEM 1.	BUSINESS (continued)

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

The information set forth in the tables captioned “Average Balances and Rates” and “Change in Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the book value of securities at December 31:

	2014	2013	2012
	(in thousands)

Trading - preferred stock	$203	$498	$110

Available for sale
U.S. agency residential mortgage-backed	$257,558	$203,460	$127,412
States and political subdivisions	143,415	153,678	39,051
U.S. agency	35,006	31,808	30,667
U.S. agency commercial mortgage-backed	33,728	—	—
Other asset backed	32,353	45,185	—
Corporate	22,664	19,137	—
Private label residential mortgage-backed	6,013	6,788	8,194
Trust preferred	2,441	2,425	3,089
Total	$533,178	$462,481	$208,413

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(B)  The following table sets forth contractual maturities of securities at December 31, 2014 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Trading - Preferred stock							$203	0.00%

Tax equivalent adjustment
for calculation of yield							$—

Available for sale
U.S. agency residential
mortgage-backed	$3	7.78%	$127,430	1.17%	$77,251	1.47%	$52,874	1.94%
States and political
subdivisions	20,612	1.30	42,860	2.06	15,366	4.09	64,577	3.32
U.S. agency	10	0.67	8,989	0.96	23,424	1.79	2,583	0.77
U.S. agency commercial
mortgage-backed	501	1.89	29,898	1.22	3,329	2.92	—
Other asset backed	2,124	0.50	22,409	0.91	7,820	0.88	—
Corporate	4,857	1.18	14,817	1.20	2,990	1.36	—
Private label residential
mortgage-backed	—		98	5.97	3,021	4.23	2,894	5.28
Trust preferred							2,441	1.57
Total	$28,107	1.23%	$246,501	1.30%	$133,201	1.89%	$125,369	2.70%

Tax equivalent adjustment
for calculation of yield	$58		$163		$144		$133

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows.

			Rate on Tax
	Tax-Exempt		Equivalent
Available for sale	Rate	Adjustment	Basis
Under 1 year	1.13%	0.61%	1.74%
1-5 years	2.38	1.28	3.66
5-10 years	3.44	1.85	5.29
After 10 years	4.06	2.19	6.25

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

III.	LOAN PORTFOLIO

(A) The following table sets forth total loans outstanding at December 31:

	2014	2013	2012	2011	2010
	(in thousands)
Loans held for sale	$23,662	$20,390	$50,779	$44,801	$50,098
Mortgage	472,628	486,633	527,340	590,876	658,679
Commercial	690,955	635,234	617,258	651,155	707,530
Installment	206,378	192,065	189,849	219,559	245,644
Payment plan receivables	40,001	60,638	84,692	115,018	201,263
Total Loans	$1,433,624	$1,394,960	$1,469,918	$1,621,409	$1,863,214

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2014:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$2	$151	$47,928	$48,081
Commercial	209,107	418,819	63,029	690,955
Payment plan receivables	13,115	26,886	—	40,001
Total	$222,224	$445,856	$110,957	$779,037

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2014:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$321,769	$124,087	$445,856
Due after five years	46,243	64,714	110,957
Total	$368,012	$188,801	$556,813

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2014	2013	2012	2011	2010
	(in thousands)
(a) Loans accounted for on a
non-accrual basis (1, 2)	$15,231	$17,905	$32,929	$59,309	$66,652

(b) Aggregate amount of loans
ninety days or more past due
(excludes loans in (a) above)	7	—	7	574	928

(c) Loans not included above which
are “troubled debt restructurings”
as defined by accounting guidance	102,971	114,887	126,730	116,569	113,812

Total	$118,209	$132,792	$159,666	$176,452	$181,392

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $6.54 million would have been earned in 2014 had loans in categories (a) and (c) remained at their original terms; however, only $4.69 million was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2014.

At December 31, 2014, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).

There were no other interest-bearing assets at December 31, 2014, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2014, 2013, 2012 and 2011. Total loans in 2010 include $0.1 million of payment plan receivables from customers domiciled in Canada. There were no other foreign loans outstanding prior to that time.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2014	2013	2012
	(dollars in thousands)
Total loans outstanding at the end of
the year (net of unearned fees)	$1,433,624	$1,394,960	$1,469,918

Average total loans outstanding for
the year (net of unearned fees)	$1,388,772	$1,413,796	$1,550,456

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$32,325	$508	$44,275	$598	$58,884	$1,286
Loans charged-off
Mortgage	4,119		6,319		10,741
Commercial	4,613		7,358		12,588
Installment	1,885		2,520		4,009
Payment plan receivables	2		35		70
Total loans charged-off	10,619		16,232		27,408
Recoveries of loans previously
charged-off
Mortgage	1,397		1,996		1,581
Commercial	4,914		5,119		3,610
Installment	1,104		1,074		1,311
Payment plan receivables	5		81		20
Total recoveries	7,420		8,270		6,522
Net loans charged-off	3,199		7,962		20,886
Reclassification to loans held for sale					610
Additions (deductions) included in
operations	(3,136)	31	(3,988)	(90)	6,887	(688)
Balance at end of year	$25,990	$539	$32,325	$508	$44,275	$598

Net loans charged-off as a percent of
average loans outstanding (includes
loans held for sale) for the year	0.23%		0.56%		1.35%

Allowance for loan losses as a
percent of loans outstanding (includes
loans held for sale) at the end of the year	1.81		2.32		3.01

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

	2011	2010
	(dollars in thousands)
Total loans outstanding at the end of
the year (net of unearned fees)	$1,621,409	$1,863,214

Average total loans outstanding for
the year (net of unearned fees)	$1,711,948	$2,082,117

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$67,915	$1,322	$81,717	$1,858
Loans charged-off
Mortgage	15,608		20,263
Commercial	20,491		36,108
Installment	5,439		7,726
Payment plan receivables	186		82
Total loans charged-off	41,724		64,179
Recoveries of loans previously
charged-off
Mortgage	1,441		1,155
Commercial	1,850		969
Installment	1,451		1,475
Payment plan receivables	5		13
Total recoveries	4,747		3,612
Net loans charged-off	36,977		60,567
Additions (deductions) included in
operations	27,946	(36)	46,765	(536)
Balance at end of year	$58,884	$1,286	$67,915	$1,322

Net loans charged-off as a percent of
average loans outstanding (includes loans
held for sale) for the year	2.16%		2.91%

Allowance for loan losses as a
percent of loans outstanding (includes loans
held for sale) at the end of the year	3.63		3.65

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2014		2013		2012
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$5,445	48.2%	$6,827	45.5%	$11,402	42.2%
Mortgage	13,444	34.6	17,195	36.3	21,447	39.1
Installment	1,814	14.4	2,246	13.8	3,378	12.9
Payment plan receivables	64	2.8	97	4.4	144	5.8
Unallocated	5,223		5,960		7,904
Total	$25,990	100.0%	$32,325	100.0%	$44,275	100.0%

	2011		2010
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$18,183	40.2%	$23,836	38.0%
Mortgage	22,885	39.2	22,642	38.0
Installment	6,146	13.5	6,769	13.2
Payment plan receivables	197	7.1	389	10.8
Unallocated	11,473		14,279
Total	$58,884	100.0%	$67,915	100.0%

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2014		2013		2012
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$540,107		$500,673		$523,926
Savings and NOW	951,745	0.11%	908,740	0.12%	1,060,882	0.17%
Time deposits	413,729	0.94	423,291	1.08	552,903	1.28
Total	$1,905,581	0.26%	$1,832,704	0.31%	$2,137,711	0.42%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2014:

(in thousands)
Three months or less	$41,113
Over three through six months	19,913
Over six months through one year	43,387
Over one year	61,206
Total	$165,619

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income (loss) to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2014	2013	2012	2011	2010
Net income (loss) as a percent of (1)
Average common equity	7.43%	64.22%	68.29%	(68.44)%	(54.38)%
Average total assets	0.80	3.87	0.92	(1.02)	(0.75)

Dividends declared per share as a
percent of diluted net income per share	23.38	0.00	0.00	0.00	0.00

Average shareholders’ equity as a percent
of average total assets	10.83	8.69	4.82	4.76	3.92

(1)These amounts are calculated using net income (loss) applicable to common stock.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

In particular, Congress and other regulators have increased their focus on the regulation of the financial services industry in recent years. The effects on us of recent legislation and regulatory actions cannot reliably be fully determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a worsening of current financial market conditions could adversely affect us. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be determined at this time, and such impact may adversely affect us.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $15.2 million and $17.9 million at December 31, 2014 and December 31, 2013, respectively. Our allowance coverage ratio of non-performing loans was 170.6% and 180.5% at December 31, 2014 and December 31, 2013, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated “AA” or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $3.1 million as of December 31, 2014 (compared to approximately $7.0 million as of December 31, 2013). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

The assumptions we make in calculating estimated potential losses on vehicle service contract counterparty receivables for Mepco may be inaccurate, which could lead to vehicle service contract counterparty contingencies expense that is materially greater than the charges we have taken to date.

One of our subsidiaries, Mepco, is engaged in the business of acquiring and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers (which we refer to as Mepco’s “counterparties”) become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco. These obligations of Mepco’s counterparties are shown as “vehicle service contract counterparty receivables” in our Consolidated Statements of Financial Condition. At December 31, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of “vehicle service contract counterparty contingencies expense,” totaled $7.2 million. This compares to a balance of $7.7 million and $18.4 million at December 31, 2013, and December 31, 2012, respectively.

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

Prior to 2009, Mepco’s counterparties generally fulfilled their obligations to Mepco to refund Mepco the amounts owed upon cancellation of the service contracts. However, events in the vehicle service contract industry starting in approximately 2009 significantly increased the size of these counterparty obligations. These events, which included allegations that several service contract providers violated telemarketing and other consumer protection laws, contributed to significantly higher cancellation rates for outstanding service contracts and significantly lower sales of new service contract products which, in turn, contributed to several of Mepco’s counterparties either going out of business or defaulting on their obligations to Mepco. Although Mepco generally has recourse against more than one counterparty upon the cancellation of a service contract, Mepco did not historically have to enforce its rights against one counterparty (e.g., the administrator of a particular service contract that cancelled) based upon the default of a second counterparty (e.g., the seller of the service contract). As Mepco has worked to enforce these rights in recent years, certain of its counterparties are challenging their payment obligations to Mepco. Mepco is currently involved in litigation with certain of its counterparties to enforce Mepco’s rights to collect refunds owing from those counterparties. We may need to initiate additional lawsuits against other counterparties that do not pay their obligations to Mepco.

In evaluating the collectability of these receivables, Mepco estimates probable incurred losses that Mepco expects to incur as a result of being unable to fully collect all amounts owing to Mepco. The aggregate amount of these probable incurred losses (shown as “vehicle service contract counterparty contingencies expense” in our Consolidated Statements of Operations) was $0.2 million, $4.8 million and $1.6 million in 2014, 2013 and 2012, respectively.

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

Even though the size of Mepco’s business has been significantly reduced in recent years, it still presents unique market, operational, and internal control challenges and risks.

Mepco faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans. Mepco’s business is highly specialized, and its results of operation depend largely on the continued services of its executives and other key employees familiar with its business. In addition, because activity in this market is conducted primarily through relationships with unaffiliated vehicle service contract direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight are generally more difficult than in our bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of material loss in this business. As of December 31, 2014, Mepco had total assets of $63.4 million, which amounts to 2.8 percent of our consolidated assets.

ITEM 1A.	RISK FACTORS (continued)

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $5.6 million on mortgage loans during 2014 compared to $10.0 million during 2013 and $17.3 million during 2012.

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

Our parent company is a separate and distinct legal entity from our bank. Generally, our parent company receives substantially all of its cash flow from dividends or returns of capital from our subsidiary bank. These dividends or returns of capital are the principal source of funds to pay our parent company’s operating expenses and for cash dividends on our common stock. Various federal and/or state laws and regulations limit the amount of dividends that the bank may pay to the parent company. For example, at the present time, because our bank has negative retained earnings, it is not permitted to pay any dividends to our parent company. Therefore, we have made requests for returns of capital from the bank to our parent company. A return of capital request requires approval by our state bank regulators. While we have received approval for the three requests made to date, there is no assurance that we will obtain any further approval in the future. In the event our bank cannot obtain approval for a return of capital or is unable to pay future dividends to our parent company, we may not be able to pay future cash dividends on our common stock.

Any future strategic acquisitions or divestitures may present certain risks to our business and operations.

Difficulties in capitalizing on the opportunities presented by a future acquisition may prevent us from fully achieving the expected benefits from the acquisition, or may cause the achievement of such expectations to take longer to realize than expected. Further, the assimilation of the acquired entity’s customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired entity or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These matters could have an adverse effect on us for an undetermined period. We will be subject to similar risks and difficulties in connection with any future decisions to downsize, sell or close units or otherwise change our business mix.

Compliance with new capital requirements may adversely affect us.

The capital requirements applicable to us as a bank holding company as well as to our subsidiary bank have been substantially revised in connection with Basel III and the requirements of the Financial Reform Act. These more stringent capital requirements, and any other new regulations, could adversely affect our ability to pay dividends in the future, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition and/or existing shareholders. The ultimate impact of the new capital requirements cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. bank regulators. However, maintaining higher levels of capital may reduce our profitability and otherwise adversely affect our business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS (continued)

Declines in the businesses or industries of our customers could cause increased credit losses, which could adversely affect us.

Our business customer base consists, in part, of customers in volatile businesses and industries such as the automotive production industry and the real estate business. These industries are sensitive to global economic conditions and supply chain factors. Any decline in one of those customers’ businesses or industries could cause increased credit losses, which in turn could adversely affect us.

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

The operations of financial institutions such as us are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions, the trade, fiscal and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions’ net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Our financial results could be materially adversely impacted by changes in financial market conditions.

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

Our ability to maintain and expand customer relationships may differ from expectations.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

The trading price of our common stock may be subject to significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

•	variations in quarterly or annual results of operations;

•	changes in dividends per share;

•	deterioration in asset quality, including declining real estate values;

•	changes in interest rates;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated;

•	new regulations that limit or significantly change our ability to continue to offer products or services;

•	volatility of stock market prices and volumes;

•	issuance of additional shares of common stock or other debt or equity securities;

•	changes in market valuations of similar companies;

•	changes in securities analysts’ estimates of financial performance or recommendations;

•	perceptions in the marketplace regarding the financial services industry, us and/or our competitors; and/or

•	the occurrence of any one or more of the risk factors described above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We and our bank operate a total of 87 facilities in Michigan and 1 facility in Chicago, Illinois.

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

The following sets forth certain information with respect to our executive officers at February 20, 2015.

		First elected
		as an executive
Name (Age)	Position	officer
William B. Kessel (50)	President, Chief Executive Officer and Director (1)	2004

Robert N. Shuster (57)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (55)	Executive Vice President and Chief Risk Officer	2007

David C. Reglin (55)	Executive Vice President, Retail Banking	1998

Mark L. Collins (57)	Executive Vice President, General Counsel	2009

Dennis J. Mack (53)	Executive Vice President and Chief Lending Officer (2)	2012

Richard E. Butler (63)	Senior Vice President, Operations	1998

Peter R. Graves (57)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (49)	Senior Vice President, Controller	2002

(1)	Mr. Kessel assumed the role of President as of April 1, 2011, and assumed the roles of CEO and director starting January 1, 2013. Prior to being appointed President, Mr. Kessel was Executive Vice President and COO.

(2)	Prior to being named Executive Vice President and Chief Lending Officer in 2012, Mr. Mack was a Senior Vice President and commercial credit officer since 2009 and a Senior Vice President at Comerica Incorporated since 2001.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption “Quarterly Summary” in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2014, we issued 2,707 shares of common stock to non-employee directors on a current basis and 1,180 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on October 1, 2014, at a price of $11.92 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2014:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares Authorized
	Total Number of	Average Price	Publicly	for Purchase
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
October 2014	—	$ —	—	NA
November 2014	552	11.93	—	NA
December 2014	—	—	—	NA
Total	552	$11.93	—	NA

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at
December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended
December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income
for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity
for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption “Quarterly Financial Data (Unaudited)” in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2014 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Internal Control Over Financial Reporting. “Management’s Annual Report on Internal Control Over Financial Reporting” and our independent registered public accounting firm’s attestation of such report included within the “Report of Independent Registered Public Accounting Firm,” each as set forth in our annual report, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption “Proposal I Submitted for Your Vote -- Election of Directors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption “Board Committees and Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Voting Securities and Record Date”, “Proposal I Submitted for Your Vote -- Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2014.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans
approved by security holders	281,820	$4.69	393,156

Equity compensation plan
not approved by security holders	None	N/A	234,361

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

The equity compensation plan not approved by security holders referenced above is our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.  This plan allows our non-employee directors to defer payment of all or a part of their director fees and to receive shares of common stock in lieu of cash for these fees. Under the plan, each non-employee director may elect to participate in a Current Stock Purchase Account, a Deferred Cash Investment Account, or a Deferred Stock Account.  A Current Stock Purchase Account is credited with shares of our common stock having a fair market value equal to the fees otherwise payable. A Deferred Cash Investment Account is credited with an amount equal to the fees deferred and on each quarterly credit date with an appreciation factor that may not exceed the prime rate of interest charged by our bank. A Deferred Stock Account is credited with the amount of fees deferred and converted into stock units based on the fair market value of our common stock at the time of the deferral. Amounts in the Deferred Stock Account are credited with cash dividends and other distributions on our common stock. Fees credited to a Deferred Cash Investment Account or a Deferred Stock Account are deferred for income tax purposes. This plan does not provide for distributions of amounts deferred prior to a participant’s termination as a non-employee director. Participants may generally elect either a lump sum or installment distribution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         1.       Financial Statements

All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 21, 2015 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

            2.        Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

The Exhibit Index is located on the final three pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 4, 2015.

INDEPENDENT BANK CORPORATION

s/Robert N. Shuster	Robert N. Shuster, Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director whose signature appears below hereby appoints William B. Kessel and Robert N. Shuster and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

William B. Kessel, President, Chief
Executive Officer, and Director
(Principal Executive Officer)	s/William B. Kessel	March 4, 2015

Robert N. Shuster, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)	s/Robert N. Shuster	March 4, 2015

James J. Twarozynski, Senior Vice
President and Controller
(Principal Accounting Officer)	s/James J. Twarozynski	March 4, 2015

Michael M. Magee, Jr.,
Chairman and Director	s/Michael M. Magee Jr.	March 2, 2015

William J. Boer, Director	s/William J. Boer	March 2, 2015

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 4, 2015

Terry L. Haske, Director	s/Terry L. Haske	March 2, 2015

Robert L. Hetzler, Director	s/Robert L. Hetzler	March 2, 2015

William B. Kessel, Director	s/William B. Kessel	March 4, 2015

Matthew J. Missad, Director	s/Matthew J. Missad	March 2, 2015

James E. McCarty, Director	s/James E. McCarty	March 2, 2015

Charles A. Palmer, Director	s/Charles A. Palmer	March 3, 2015

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 4, 2015

EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

10.10*	Summary of Independent Bank Corporation Management Incentive Compensation Plan.
13	Annual report, relating to the April 21, 2015 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP).
24	Power of Attorney (included on page 34).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation, conformed through May 12, 2009 (incorporated herein by reference to Exhibit 3.1 to our Form S-4 Registration Statement dated January 27, 2010, filed under registration No. 333-164546).
3.1(a)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 99.1 to our current report on Form 8-K dated February 1, 2010 and filed February 3, 2010).
3.1(b)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated April 9, 2010 and filed April 9, 2010).

3.1(c)	Certificate of Designations for Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B, filed as an amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated April 16, 2010 and filed April 21, 2010).

3.1(d)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated August 31, 2010 and filed August 31, 2010).

3.1(e)	Certificate of Designations for Series C Junior Participating Preferred Stock, filed as an amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form 8-A dated November 15, 2011 and filed November 15, 2011).
3.2	Amended and Restated Bylaws, conformed through December 8, 2008 (incorporated herein by reference to Exhibit 3.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).
4.1	Tax Benefits Preservation Plan, including exhibits, dated as of November 15, 2011, by and between Independent Bank Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed November 15, 2011).
4.2	Form of Rights Certificate (incorporated in this Exhibit 4.2 by reference to Exhibit B of the Tax Benefits Preservation Plan, included as Exhibit 4.1 to our Registration Statement on Form 8-A filed November 15, 2011).

10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).
35

10.2	The form of Indemnity Agreement approved by our shareholders at the April 19, 1988 Annual Meeting, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).
10.3	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).

10.4*	Long-Term Incentive Plan, as amended through April 23, 2013 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 13, 2013).

10.5*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 8, 2011 (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed March 10, 2011).

10.6*	First Amendment to Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 1, 2012 (incorporated herein by reference to Exhibit 10.1 to our annual report on Form 10-K filed March 13, 2012).

10.7*	Form of Restricted Stock Unit Grant Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed May 9, 2011).
10.8	Securities Purchase Agreement, dated July 26, 2013, between Independent Bank Corporation and the United States Department of the Treasury (incorporated herein by referenced to Exhibit 10.1 to our current report on Form 8-K dated July 26, 2013 and filed on August 1, 2013).

10.9*	Form of TSR Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 7, 2014).

* Represents a compensation plan.

