Form 10-Q
period 2015-03-31
INDEPENDENT BANK CORP /MI/
filed 2015-05-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

Commission file number   0-7818

INDEPENDENT BANK CORPORATION

 (Exact name of registrant as specified in its charter)

Michigan	38-2032782
(State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

            4200 East Beltline, Grand Rapids, Michigan  49525

(Address of principal executive offices)

(616) 527-5820
(Registrant's telephone number, including area code)

230 West Main, Ionia, Michigan 48846

Former name, address and fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,970,455
Class	Outstanding at May 5, 2015

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index
Part I	Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2015	December 31, 2014
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$46,435	$48,326
Interest bearing deposits	55,117	25,690
Cash and Cash Equivalents	101,552	74,016
Interest bearing deposits - time	11,575	13,561
Trading securities	213	203
Securities available for sale	571,762	533,178
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,051	19,919
Loans held for sale, carried at fair value	30,932	23,662
Loans
Commercial	710,323	690,955
Mortgage	465,907	472,628
Installment	207,962	206,378
Payment plan receivables	38,767	40,001
Total Loans	1,422,959	1,409,962
Allowance for loan losses	(24,679)	(25,990)
Net Loans	1,398,280	1,383,972
Other real estate and repossessed assets	5,662	6,454
Property and equipment, net	45,220	45,948
Bank-owned life insurance	53,975	53,625
Deferred tax assets, net	46,190	48,632
Capitalized mortgage loan servicing rights	11,318	12,106
Vehicle service contract counterparty receivables, net	7,229	7,237
Other intangibles	2,540	2,627
Accrued income and other assets	22,797	23,590
Total Assets	$2,329,296	$2,248,730

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$620,598	$576,882
Savings and interest-bearing checking	988,776	943,734
Reciprocal	58,705	53,668
Retail time	331,095	338,720
Brokered time	1,299	11,298
Total Deposits	2,000,473	1,924,302
Other borrowings	12,468	12,470
Subordinated debentures	35,569	35,569
Vehicle service contract counterparty payables	2,312	1,977
Accrued expenses and other liabilities	24,849	24,041
Total Liabilities	2,075,671	1,998,359

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,958,316 shares at March 31, 2015 and 22,957,323 shares at December 31, 2014	351,881	352,462
Accumulated deficit	(94,054)	(96,455)
Accumulated other comprehensive loss	(4,202)	(5,636)
Total Shareholders’ Equity	253,625	250,371
Total Liabilities and Shareholders’ Equity	$2,329,296	$2,248,730

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2015	2014
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$17,239	$18,215
Interest on securities
Taxable	1,758	1,383
Tax-exempt	217	262
Other investments	338	423
Total Interest Income	19,552	20,283
Interest Expense
Deposits	1,007	1,293
Other borrowings	454	512
Total Interest Expense	1,461	1,805
Net Interest Income	18,091	18,478
Provision for loan losses	(659)	428
Net Interest Income After Provision for Loan Losses	18,750	18,050
Non-interest Income
Service charges on deposit accounts	2,850	3,055
Interchange income	2,142	1,941
Net gains on assets
Mortgage loans	2,139	1,144
Securities	85	112
Mortgage loan servicing	(420)	264
Title insurance fees	256	274
Other	1,910	2,165
Total Non-interest Income	8,962	8,955
Non-Interest Expense
Compensation and employee benefits	11,785	11,238
Occupancy, net	2,419	2,483
Data processing	1,930	2,086
Loan and collection	1,155	1,465
Furniture, fixtures and equipment	952	1,069
Communications	736	789
Advertising	484	519
Legal and professional	380	401
FDIC deposit insurance	343	417
Interchange expense	291	402
Credit card and bank service fees	202	263
Vehicle service contract counterparty contingencies	29	68
Costs related to unfunded lending commitments	16	10
Provision for loss reimbursement on sold loans	(69)	(481)
Net gains on other real estate and repossessed assets	(39)	(87)
Other	1,537	1,758
Total Non-interest Expense	22,151	22,400
Income Before Income Tax	5,561	4,605
Income tax expense	1,780	1,467
Net Income	$3,781	$3,138
Net Income Per Common Share
Basic	$0.16	$0.14
Diluted	$0.16	$0.13
Dividends Per Common Share
Declared	$0.06	$-
Paid	$0.06	$-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2015	2014
	(unaudited)
	(In thousands)

Net income	$3,781	$3,138
Other comprehensive income, before tax
Available for sale securities
Unrealized gain arising during period	2,270	2,250
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	11	119
Reclassification adjustments for gains included in earnings	(75)	-
Unrealized gains recognized in other comprehensive income on available for sale securities	2,206	2,369
Income tax expense	772	830
Unrealized gains recognized in other comprehensive income on available for sale securities, net of tax	1,434	1,539
Derivative instruments
Reclassification adjustment for accretion on settled derivatives	-	95
Unrealized gains recognized in other comprehensive income on derivative instruments	-	95
Income tax expense	-	33
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	-	62
Other comprehensive income	1,434	1,601
Comprehensive income	$5,215	$4,739

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2015	2014
	(unaudited - In thousands)
Net Income	$3,781	$3,138
Adjustments to Reconcile Net Income to Net Cash From (Used in) Operating Activities
Proceeds from sales of loans held for sale	70,657	48,232
Disbursements for loans held for sale	(75,788)	(41,398)
Provision for loan losses	(659)	428
Deferred federal income tax expense	2,442	2,302
Deferred loan fees	(193)	(5)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	1,179	373
Net gains on mortgage loans	(2,139)	(1,144)
Net gains on securities	(85)	(112)
Net gains on other real estate and repossessed assets	(39)	(87)
Vehicle service contract counterparty contingencies	29	68
Share based compensation	373	255
(Increase) decrease in accrued income and other assets	517	(176)
Decrease in accrued expenses and other liabilities	(2,385)	(4,513)
Total Adjustments	(6,091)	4,223
Net Cash From (Used in) Operating Activities	(2,310)	7,361
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	11,786	-
Proceeds from the maturity of securities available for sale	6,785	15,030
Principal payments received on securities available for sale	25,103	17,852
Purchases of securities available for sale	(77,534)	(91,556)
Purchases of interest bearing deposits	(246)	-
Proceeds from the maturity of interest bearing deposits	2,211	1,090
Purchase of Federal Reserve Bank stock	(132)	-
Net (increase) decrease in portfolio loans (loans originated, net of principal payments)	(13,170)	13,221
Proceeds from the collection of vehicle service contract counterparty receivables	-	256
Proceeds from the sale of other real estate and repossessed assets	1,848	1,195
Capital expenditures	(975)	(964)
Net Cash Used in Investing Activities	(44,324)	(43,876)
Cash Flow From Financing Activities
Net increase in total deposits	76,171	53,936
Net decrease in other borrowings	(2)	(5)
Payments of Federal Home Loan Bank advances	-	(4,240)
Net increase (decrease) in vehicle service contract counterparty payables	335	(328)
Dividends paid	(1,382)	-
Proceeds from issuance of common stock	16	11
Repurchase of common stock	(902)	-
Share based compensation withholding obligation	(66)	-
Net Cash From Financing Activities	74,170	49,374
Net Increase in Cash and Cash Equivalents	27,536	12,859
Cash and Cash Equivalents at Beginning of Period	74,016	119,081
Cash and Cash Equivalents at End of Period	$101,552	$131,940
Cash paid during the period for
Interest	$1,477	$1,821
Income taxes	55	1
Transfers to other real estate and repossessed assets	1,017	827
Transfer of payment plan receivables to vehicle service contract counterparty receivables	21	131
Purchase of securities available for sale not yet settled	3,154	-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended March 31,
	2015	2014
	(unaudited)
	(In thousands)

Balance at beginning of period	$250,371	$231,581
Net income	3,781	3,138
Cash dividends declared	(1,382)	-
Issuance of common stock	16	11
Share based compensation	373	255
Share based compensation withholding obligation	(66)	-
Repurchase of common stock	(902)	-
Net change in accumulated other comprehensive loss, net of related tax effect	1,434	1,601
Balance at end of period	$253,625	$236,586

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2015 and December 31, 2014, and the results of operations for the three-month periods ended March 31, 2015 and 2014.  The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2014 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption and retrospective or prospective application permitted.  This amended guidance became effective for us on January 1, 2015 and did not have a material impact on our consolidated operating results or financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  This amended guidance is effective for us on January 1, 2017, and is not expected to have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”.  This ASU amends existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. These amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This amended guidance is effective for us on January 1, 2016, and is not expected to have a material impact on our consolidated operating results or financial condition.

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized		Fair Value
	Cost	Gains	Losses
	(In thousands)
March 31, 2015
U.S. agency	$35,308	$255	$34	$35,529
U.S. agency residential mortgage-backed	232,286	2,162	194	234,254
U.S. agency commercial mortgage-backed	32,846	270	35	33,081
Private label residential mortgage-backed	5,992	195	367	5,820
Other asset backed	95,197	110	116	95,191
Obligations of states and political subdivisions	142,133	1,469	814	142,788
Corporate	22,636	83	58	22,661
Trust preferred	2,910	-	472	2,438
Total	$569,308	$4,544	$2,090	$571,762

December 31, 2014
U.S. agency	$34,936	$133	$63	$35,006
U.S. agency residential mortgage-backed	256,387	1,838	667	257,558
U.S. agency commercial mortgage-backed	33,779	68	119	33,728
Private label residential mortgage-backed	6,216	187	390	6,013
Other asset backed	32,314	77	38	32,353
Obligations of states and political subdivisions	143,698	961	1,244	143,415
Corporate	22,690	53	79	22,664
Trust preferred	2,910	-	469	2,441
Total	$532,930	$3,317	$3,069	$533,178

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2015
U.S. agency	$12,822	$29	$775	$5	$13,597	$34
U.S. agency residential mortgage-backed	29,496	119	11,171	75	40,667	194
U.S. agency commercial mortgage-backed	7,999	28	2,600	7	10,599	35
Private label residential mortgage-backed	202	1	3,883	366	4,085	367
Other asset backed	28,970	46	7,232	70	36,202	116
Obligations of states and political subdivisions	24,722	70	28,979	744	53,701	814
Corporate	3,208	58	-	-	3,208	58
Trust preferred	-	-	2,438	472	2,438	472
Total	$107,419	$351	$57,078	$1,739	$164,497	$2,090

December 31, 2014
U.S. agency	$12,851	$58	$606	$5	$13,457	$63
U.S. agency residential mortgage-backed	89,547	531	15,793	136	105,340	667
U.S. agency commercial mortgage-backed	21,325	119	-	-	21,325	119
Private label residential mortgage-backed	208	1	4,013	389	4,221	390
Other asset backed	2,960	15	8,729	23	11,689	38
Obligations of states and political subdivisions	28,114	106	37,540	1,138	65,654	1,244
Corporate	8,660	79	-	-	8,660	79
Trust preferred	-	-	2,441	469	2,441	469
Total	$163,665	$909	$69,122	$2,160	$232,787	$3,069

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2015, we had 18 U.S. agency, 41 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at March 31, 2015, we had five of this type of security whose fair value is less than amortized cost. Two of the five issues are rated by a major rating agency as investment grade, two are rated below investment grade and one is split rated. Two of these bonds have an impairment in excess of 10% and four of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.

All of these securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

All private label residential mortgage-backed securities are reviewed for OTTI utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for four of the five securities whose fair value is less than amortized cost while the fifth security had credit related OTTI and is discussed in further detail below.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at March 31, 2015, we had 29 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to widening discount margins.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2015, we had 57 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at March 31, 2015, we had five corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at March 31, 2015, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of March 31, 2015, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,674	$(236)	$1,643	$(267)
Unrated issues	764	(236)	798	(202)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in earnings on securities available for sale during the three month periods ended March 31, 2015 and 2014, respectively.

At March 31, 2015, three private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of March 31, 2015
Fair value	$2,053	$1,524	$96	$3,673
Amortized cost	2,092	1,426	-	3,518
Non-credit unrealized loss	39	-	-	39
Unrealized gain	-	98	96	194
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed Consolidated Statements of Operations
For the three months ended March 31,
2015	$-	$-	$-	$-
2014	-	-	-	-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at March 31, 2015.  Prior to the second quarter of 2013, all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

A roll forward of credit losses recognized in earnings on securities available for sale for the three month periods ending March 31, follows:

	2015	2014
	(In thousands)
Balance at beginning of year	$1,844	$1,835
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Total	$1,844	$1,835

The amortized cost and fair value of securities available for sale at March 31, 2015, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$28,410	$28,419
Maturing after one year but within five years	61,845	62,190
Maturing after five years but within ten years	36,871	37,377
Maturing after ten years	75,861	75,430
	202,987	203,416
U.S. agency residential mortgage-backed	232,286	234,254
U.S. agency commercial mortgage-backed	32,846	33,081
Private label residential mortgage-backed	5,992	5,820
Other asset backed	95,197	95,191
Total	$569,308	$571,762

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

	Proceeds	Realized Gains	Losses
	(In thousands)
2015	$11,786	$75	$-
2014	-	-	-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2015 and 2014, our trading securities consisted of various preferred stocks.  During the first three months of 2015 and 2014, we recognized gains on trading securities of $0.010 million and $0.112 million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2015
Balance at beginning of period	$5,445	$13,444	$1,814	$64	$5,223	$25,990
Additions (deductions)
Provision for loan losses	328	(733)	(85)	(2)	(167)	(659)
Recoveries credited to allowance	433	238	319	-	-	990
Loans charged against the allowance	(290)	(868)	(484)	-	-	(1,642)
Balance at end of period	$5,916	$12,081	$1,564	$62	$5,056	$24,679

2014
Balance at beginning of period	$6,827	$17,195	$2,246	$97	$5,960	$32,325
Additions (deductions)
Provision for loan losses	507	193	176	(14)	(434)	428
Recoveries credited to allowance	355	458	251	4	-	1,068
Loans charged against the allowance	(1,926)	(846)	(612)	-	-	(3,384)
Balance at end of period	$5,763	$17,000	$2,061	$87	$5,526	$30,437

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
March 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$3,214	$8,612	$654	$-	$-	$12,480
Collectively evaluated for impairment	2,702	3,469	910	62	5,056	12,199
Total ending allowance balance	$5,916	$12,081	$1,564	$62	$5,056	$24,679

Loans
Individually evaluated for impairment	$32,633	$70,478	$6,461	$-		$109,572
Collectively evaluated for impairment	679,319	397,551	202,158	38,767		1,317,795
Total loans recorded investment	711,952	468,029	208,619	38,767		1,427,367
Accrued interest included in recorded investment	1,629	2,122	657	-		4,408
Total loans	$710,323	$465,907	$207,962	$38,767		$1,422,959

December 31, 2014
Allowance for loan losses
Individually evaluated for impairment	$3,194	$9,311	$728	$-	$-	$13,233
Collectively evaluated for impairment	2,251	4,133	1,086	64	5,223	12,757
Total ending allowance balance	$5,445	$13,444	$1,814	$64	$5,223	$25,990

Loans
Individually evaluated for impairment	$34,147	$72,340	$6,679	$-		$113,166
Collectively evaluated for impairment	658,423	402,458	200,368	40,001		1,301,250
Total loans recorded investment	692,570	474,798	207,047	40,001		1,414,416
Accrued interest included in recorded investment	1,615	2,170	669	-		4,454
Total loans	$690,955	$472,628	$206,378	$40,001		$1,409,962

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
March 31, 2015
Commercial
Income producing - real estate	$-	$1,187	$1,187
Land, land development and construction - real estate	-	575	575
Commercial and industrial	197	2,749	2,946
Mortgage
1-4 family	-	6,235	6,235
Resort lending	-	1,815	1,815
Home equity - 1st lien	-	267	267
Home equity - 2nd lien	-	366	366
Installment
Home equity - 1st lien	-	290	290
Home equity - 2nd lien	-	528	528
Loans not secured by real estate	-	562	562
Other	-	8	8
Payment plan receivables
Full refund	-	7	7
Partial refund	-	1	1
Other	-	3	3
Total recorded investment	$197	$14,593	$14,790
Accrued interest included in recorded investment	$3	$-	$3
December 31, 2014
Commercial
Income producing - real estate	$-	$1,233	$1,233
Land, land development and construction - real estate	-	594	594
Commercial and industrial	-	2,746	2,746
Mortgage
1-4 family	7	5,945	5,952
Resort lending	-	2,168	2,168
Home equity - 1st lien	-	331	331
Home equity - 2nd lien	-	605	605
Installment
Home equity - 1st lien	-	576	576
Home equity - 2nd lien	-	517	517
Loans not secured by real estate	-	454	454
Other	-	48	48
Payment plan receivables
Full refund	-	2	2
Partial refund	-	12	12
Other	-	-	-
Total recorded investment	$7	$15,231	$15,238
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
March 31, 2015
Commercial
Income producing - real estate	$268	$-	$214	$482	$271,395	$271,877
Land, land development and construction - real estate	124	-	217	341	32,150	32,491
Commercial and industrial	288	278	1,101	1,667	405,917	407,584
Mortgage
1-4 family	2,390	468	6,235	9,093	267,027	276,120
Resort lending	865	283	1,815	2,963	121,834	124,797
Home equity - 1st lien	41	113	267	421	20,238	20,659
Home equity - 2nd lien	396	111	366	873	45,580	46,453
Installment
Home equity - 1st lien	186	12	290	488	20,562	21,050
Home equity - 2nd lien	193	115	528	836	26,078	26,914
Loans not secured by real estate	355	21	562	938	157,516	158,454
Other	1	18	8	27	2,174	2,201
Payment plan receivables
Full refund	596	113	7	716	23,941	24,657
Partial refund	376	63	1	440	8,577	9,017
Other	120	22	3	145	4,948	5,093
Total recorded investment	$6,199	$1,617	$11,614	$19,430	$1,407,937	$1,427,367
Accrued interest included in recorded investment	$50	$20	$3	$73	$4,335	$4,408
December 31, 2014
Commercial
Income producing - real estate	$89	$-	$214	$303	$252,763	$253,066
Land, land development and construction - real estate	131	-	223	354	33,984	34,338
Commercial and industrial	2,391	279	209	2,879	402,287	405,166
Mortgage
1-4 family	1,877	1,638	5,952	9,467	269,719	279,186
Resort lending	226	-	2,168	2,394	126,342	128,736
Home equity - 1st lien	39	50	331	420	19,782	20,202
Home equity - 2nd lien	711	89	605	1,405	45,269	46,674
Installment
Home equity - 1st lien	466	37	576	1,079	20,995	22,074
Home equity - 2nd lien	369	81	517	967	28,125	29,092
Loans not secured by real estate	589	231	454	1,274	152,115	153,389
Other	15	3	48	66	2,426	2,492
Payment plan receivables
Full refund	838	214	2	1,054	26,799	27,853
Partial refund	409	123	12	544	6,550	7,094
Other	96	24	-	120	4,934	5,054
Total recorded investment	$8,246	$2,769	$11,311	$22,326	$1,392,090	$1,414,416
Accrued interest included in recorded investment	$55	$29	$-	$84	$4,370	$4,454

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	March 31, 2015	December 31, 2014
Impaired loans with no allocated allowance	(In thousands)
TDR	$9,402	$9,325
Non - TDR	316	299
Impaired loans with an allocated allowance
TDR - allowance based on collateral	5,184	5,879
TDR - allowance based on present value cash flow	91,924	94,970
Non - TDR - allowance based on collateral	2,387	2,296
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$109,213	$112,769

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$1,707	$2,025
TDR - allowance based on present value cash flow	9,704	10,188
Non - TDR - allowance based on collateral	1,069	1,020
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$12,480	$13,233

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans by class  are as follows (1):

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,827	$6,046	$-	$5,868	$6,077	$-
Land, land development & construction-real estate	1,030	1,591	-	1,051	1,606	-
Commercial and industrial	2,851	2,843	-	2,685	2,667	-
Mortgage
1-4 family	25	66	-	-	49	-
Resort lending	13	96	-	48	397	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	39	-	-	40	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	9,746	10,681	-	9,652	10,836	-
With an allowance recorded:
Commercial
Income producing - real estate	12,861	13,842	733	12,836	13,797	689
Land, land development & construction-real estate	1,961	2,043	394	3,456	3,528	499
Commercial and industrial	8,103	8,361	2,087	8,251	8,486	2,006
Mortgage
1-4 family	51,695	54,501	5,753	53,206	56,063	6,195
Resort lending	18,464	18,629	2,835	18,799	18,963	3,075
Home equity - 1st lien	161	177	13	162	177	14
Home equity - 2nd lien	120	202	11	125	205	27
Installment
Home equity - 1st lien	2,637	2,864	179	2,744	2,930	219
Home equity - 2nd lien	3,136	3,145	425	3,212	3,215	419
Loans not secured by real estate	677	784	49	711	835	89
Other	11	11	1	12	12	1
	99,826	104,559	12,480	103,514	108,211	13,233
Total
Commercial
Income producing - real estate	18,688	19,888	733	18,704	19,874	689
Land, land development & construction-real estate	2,991	3,634	394	4,507	5,134	499
Commercial and industrial	10,954	11,204	2,087	10,936	11,153	2,006
Mortgage
1-4 family	51,720	54,567	5,753	53,206	56,112	6,195
Resort lending	18,477	18,725	2,835	18,847	19,360	3,075
Home equity - 1st lien	161	177	13	162	177	14
Home equity - 2nd lien	120	202	11	125	205	27
Installment
Home equity - 1st lien	2,637	2,903	179	2,744	2,970	219
Home equity - 2nd lien	3,136	3,145	425	3,212	3,215	419
Loans not secured by real estate	677	784	49	711	835	89
Other	11	11	1	12	12	1
Total	$109,572	$115,240	$12,480	$113,166	$119,047	$13,233

Accrued interest included in recorded investment	$359			$397

(1)	There were no impaired payment plan receivables at March 31, 2015 or December 31, 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows (1):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,848	$53	$7,963	$175
Land, land development & construction-real estate	1,041	34	1,478	43
Commercial and industrial	2,768	37	3,638	93
Mortgage
1-4 family	13	-	8	-
Resort lending	31	-	35	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	9,701	124	13,122	311
With an allowance recorded:
Commercial
Income producing - real estate	12,849	157	14,026	66
Land, land development & construction-real estate	2,709	14	4,027	12
Commercial and industrial	8,177	66	9,188	26
Mortgage
1-4 family	52,451	551	57,457	630
Resort lending	18,632	171	19,896	191
Home equity - 1st lien	162	2	154	1
Home equity - 2nd lien	123	2	42	1
Installment
Home equity - 1st lien	2,691	50	2,920	45
Home equity - 2nd lien	3,174	51	3,418	49
Loans not secured by real estate	694	10	744	10
Other	12	-	16	-
	101,674	1,074	111,888	1,031
Total
Commercial
Income producing - real estate	18,697	210	21,989	241
Land, land development & construction-real estate	3,750	48	5,505	55
Commercial and industrial	10,945	103	12,826	119
Mortgage
1-4 family	52,464	551	57,465	630
Resort lending	18,663	171	19,931	191
Home equity - 1st lien	162	2	154	1
Home equity - 2nd lien	123	2	42	1
Installment
Home equity - 1st lien	2,691	50	2,920	45
Home equity - 2nd lien	3,174	51	3,418	49
Loans not secured by real estate	694	10	744	10
Other	12	-	16	-
Total	$111,375	$1,198	$125,010	$1,342

(1)	There were no impaired payment plan receivables during the three month periods ended March 31, 2015 and 2014, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $111.4 million and $125.0 million for the three-month periods ended March 31, 2015 and 2014, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the first three months of 2015 and 2014 was approximately $1.2 million and $1.3 million, respectively.

  Troubled debt restructurings follow:

	March 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$27,904	$71,477		$99,381
Non-performing TDRs(1)	1,935	5,194	(2)	7,129
Total	$29,839	$76,671		$106,510

	December 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$29,475	$73,496		$102,971
Non-performing TDRs(1)	1,978	5,225	(2)	7,203
Total	$31,453	$78,721		$110,174
(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $11.4 million and $12.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan have generally been for periods ranging from 9 months to 36 months but have extended to as much as 480 months in certain circumstances. Modifications involving an extension of the maturity date have generally been for periods ranging from 1 month to 60 months but have extended to as much as 230 months in certain circumstances.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2015
Commercial
Income producing - real estate	1	$156	$164
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	236	234
Mortgage
1-4 family	5	1,005	805
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	4	167	140
Home equity - 2nd lien	-	-	-
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	12	$1,564	$1,343

2014
Commercial
Income producing - real estate	2	$213	$210
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	190	189
Mortgage
1-4 family	4	724	739
Resort lending	2	294	293
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	106	78
Home equity - 2nd lien	3	221	220
Loans not secured by real estate	2	33	29
Other	-	-	-
Total	20	$1,781	$1,758

The troubled debt restructurings described above for 2015 increased the allowance for loan losses by $0.03 million and resulted in zero charge offs while the troubled debt restructurings described above for 2014 increased the allowance for loan losses by $0.03 million and resulted in zero charge offs.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended March 31 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2015
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	91
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	1	$91

2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	-	$-

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2015 had no impact on the balance of the allowance for loan losses and resulted in zero charge offs.

The terms of certain other loans were modified during the three months ended March 31, 2015 and 2014 in a manner that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Credit Quality Indicators – As part of our on on-going monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) weighted-average risk grade of commercial loans, (b) the level of classified commercial loans (c) credit scores of mortgage and installment loan borrowers (d) financial performance of certain counterparties for payment plan receivables and (e) delinquency history and non-performing loans.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
	(In thousands)
March 31, 2015
Income producing - real estate	$260,434	$8,304	$1,952	$1,187	$271,877
Land, land development and construction - real estate	29,394	2,268	255	574	32,491
Commercial and industrial	373,166	26,594	5,074	2,750	407,584
Total	$662,994	$37,166	$7,281	$4,511	$711,952
Accrued interest included in total	$1,491	$113	$25	$-	$1,629

December 31, 2014
Income producing - real estate	$241,266	$8,649	$1,918	$1,233	$253,066
Land, land development and construction - real estate	30,869	2,485	390	594	34,338
Commercial and industrial	372,947	23,475	5,998	2,746	405,166
Total	$645,082	$34,609	$8,306	$4,573	$692,570
Accrued interest included in total	$1,479	$111	$25	$-	$1,615

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated at least annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
March 31, 2015
800 and above	$26,878	$14,188	$3,995	$5,937	$50,998
750-799	71,729	44,161	6,102	14,865	136,857
700-749	52,139	31,539	3,307	9,958	96,943
650-699	51,460	19,931	3,408	8,144	82,943
600-649	27,520	6,295	1,716	3,768	39,299
550-599	20,748	3,529	1,016	1,676	26,969
500-549	14,367	2,117	603	1,286	18,373
Under 500	6,207	873	269	627	7,976
Unknown	5,072	2,164	243	192	7,671
Total	$276,120	$124,797	$20,659	$46,453	$468,029
Accrued interest included in total	$1,293	$540	$91	$198	$2,122

December 31, 2014
800 and above	$27,918	$14,484	$3,863	$6,225	$52,490
750-799	72,674	45,950	6,128	14,323	139,075
700-749	52,843	32,660	3,054	9,642	98,199
650-699	51,664	20,250	3,257	8,194	83,365
600-649	27,770	6,538	1,704	3,862	39,874
550-599	21,361	3,639	994	1,721	27,715
500-549	14,575	2,156	699	1,401	18,831
Under 500	6,306	875	261	632	8,074
Unknown	4,075	2,184	242	674	7,175
Total	$279,186	$128,736	$20,202	$46,674	$474,798
Accrued interest included in total	$1,311	$562	$88	$209	$2,170

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
March 31, 2015
800 and above	$2,108	$2,653	$32,402	$60	$37,223
750-799	5,471	7,843	70,089	491	83,894
700-749	2,960	5,712	29,787	620	39,079
650-699	3,801	5,135	15,699	529	25,164
600-649	3,276	2,281	4,755	236	10,548
550-599	1,942	1,864	1,703	128	5,637
500-549	1,040	981	1,503	77	3,601
Under 500	385	408	408	27	1,228
Unknown	67	37	2,108	33	2,245
Total	$21,050	$26,914	$158,454	$2,201	$208,619
Accrued interest included in total	$84	$100	$456	$17	$657

December 31, 2014
800 and above	$2,272	$2,835	$31,507	$60	$36,674
750-799	5,677	8,557	66,558	583	81,375
700-749	3,111	6,358	28,179	689	38,337
650-699	3,963	5,477	16,152	615	26,207
600-649	3,434	2,408	5,128	255	11,225
550-599	2,019	1,913	1,896	134	5,962
500-549	1,128	1,036	1,672	84	3,920
Under 500	393	427	455	28	1,303
Unknown	77	81	1,842	44	2,044
Total	$22,074	$29,092	$153,389	$2,492	$207,047
Accrued interest included in total	$93	$112	$445	$19	$669

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of March 31, 2015, approximately 63.6% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 23.3% of Mepco’s outstanding payment plan receivables as of March 31, 2015, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
March 31, 2015
AM Best rating
A+	$-	$28	$-	$28
A	6,710	8,163	-	14,873
A-	2,354	687	5,093	8,134
Not rated	15,593	139	-	15,732
Total	$24,657	$9,017	$5,093	$38,767

December 31, 2014
AM Best rating
A+	$-	$43	$-	$43
A	10,007	6,190	-	16,197
A-	1,989	685	5,054	7,728
Not rated	15,857	176	-	16,033
Total	$27,853	$7,094	$5,054	$40,001

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $2.9 million at both March 31, 2015 and December 31, 2014.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.0 million and $2.5 million at March 31, 2015 and December 31, 2104, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
Total assets
March 31, 2015	$2,256,469	$61,891	$289,132	$(278,196)	$2,329,296
December 31, 2014	2,174,536	63,378	286,158	(275,342)	2,248,730

For the three months ended March 31,
2015
Interest income	$18,221	$1,331	$20	$(20)	$19,552
Net interest income	17,183	1,135	(227)	-	18,091
Provision for loan losses	(656)	(3)	-	-	(659)
Income (loss) before income tax	6,259	(291)	(383)	(24)	5,561
Net income (loss)	4,233	(192)	(244)	(16)	3,781

2014
Interest income	$18,198	$2,085	$-	$-	$20,283
Net interest income	17,083	1,682	(287)	-	18,478
Provision for loan losses	443	(15)	-	-	428
Income (loss) before income tax	4,678	356	(405)	(24)	4,605
Net income (loss)	3,182	243	(263)	(24)	3,138

(1)	Includes amounts relating to our parent company and certain insignificant operations.
(2)	Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

6.	Shareholders’ Equity and Earnings Per Common Share

On January 21, 2015, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2015.  We expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the three months ended March 31, 2015, we repurchased 70,643 shares of common stock for an aggregate purchase price of $0.9 million.

On November 15, 2011, we entered into a Tax Benefits Preservation Plan (the "Preservation Plan") with our stock transfer agent, American Stock Transfer & Trust Company. Our Board of Directors adopted the Preservation Plan in an effort to protect the value to our shareholders of our ability to use deferred tax assets such as net operating loss carry forwards to reduce potential future federal income tax obligations. Under federal tax rules, this value could be lost in the event we experienced an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Preservation Plan attempts to protect this value by reducing the likelihood that we will experience such an ownership change by discouraging any person who is not already a 5% shareholder from becoming a 5% shareholder (with certain limited exceptions).

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

A reconciliation of basic and diluted net income per common share follows:
	Three Months Ended
	March 31,
	2015	2014

Net income	$3,781	$3,138

Weighted average shares outstanding (1)	22,997	22,888
Restricted stock units	309	304
Effect of stock options	121	124
Stock units for deferred compensation plan for non-employee directors	111	120
Weighted average shares outstanding for calculation of diluted earnings per share	23,538	23,436

Net income per common share
Basic (1)	$0.16	$0.14
Diluted	$0.16	$0.13

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not included in weighted average shares outstanding for calculation of diluted earnings per share because they were anti-dilutive totaled 0.03 million for both the three-month periods ended March 31, 2015 and 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Derivative Financial Instruments

We are required to record derivatives on our Condensed Consolidated Statements of Financial Condition as assets and liabilities measured at their fair value.  The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2015
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$28,413	0.1	$825
Mandatory commitments to sell mortgage loans	59,126	0.1	(223)
Pay-fixed interest rate swap agreements	15,482	7.1	(443)
Pay-variable interest rate swap agreements	15,482	7.1	443
Total	$118,503	1.9	$602

	December 31, 2014
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$16,759	0.1	$437
Mandatory commitments to sell mortgage loans	38,600	0.1	(184)
Pay-fixed interest rate swap agreements	3,300	9.4	(182)
Pay-variable interest rate swap agreements	3,300	9.4	182
Total	$61,959	1.1	$253

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

During 2014, we began a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons.  We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party.  The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our Consolidated Statements of Operations.  All of the interest rate swap agreements in the table above relate to this program.

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$825	Other assets	$437	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	223	Other liabilities	184
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	443	Other liabilities	182
Pay-variable interest rate swap agreements	Other assets	443	Other assets	182	Other liabilities	-	Other liabilities	-
Total derivatives		$1,268		$619		$666		$366

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (1)	Gain (Loss) Recognized in Income
	2015	2014		2015	2014		2015	2014
				(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements (2)	$-	$-	Interest expense	$-	$(95)		$-	$-
Total	$-	$-		$-	$(95)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$388	$(14)
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(39)	(83)
Pay-fixed interest rate swap agreements						Interest income	(261)	-
Pay-variable interest rate swap agreements						Interest income	261	-
Total							$349	$(97)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
(2)	Relates to a terminated pay-fixed interest rate swap whose termination fee was included in accumulated other comprehensive income and was being amortized into earnings through December 31, 2014.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$3,578	$6,118	$3,491

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2020 and thereafter in the following table.

(In thousands)

Nine months ending December 31, 2015	$260
2016	347
2017	346
2018	346
2019	346
2020 and thereafter	895
Total	$2,540

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.3 million shares of common stock as of March 31, 2015.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2015. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During each three month period ended March 31, 2015 and 2014, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock issued during 2015 cliff vest after a period of three years, the shares of restricted stock issued during 2014 vest ratably over three years and the PSUs issued in both periods cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for an index of our peers in the banking industry.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.001 million shares and 0.004 million shares to directors during the first quarter of 2015 and 2014, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.2 million during the three months ended March 31, 2015 and 2014 respectively.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.02 million and $0.05 million during the three months ended March 31, 2015 and 2014, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for each respective period.

At March 31, 2015, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $2.5 million.  The weighted-average period over which this amount will be recognized is 2.1 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2015	281,820	$4.69
Granted	-
Exercised	(5,764)	2.65
Forfeited	(1,132)	4.89
Expired	(167)	6.42
Outstanding at March 31, 2015	274,757	$4.73	6.87	$2,306

Vested and expected to vest at March 31, 2015	271,678	$4.73	6.85	$2,283
Exercisable at March 31, 2015	195,452	$4.68	6.46	$1,675

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	407,130	$6.31
Granted	105,757	13.04
Vested	(22,119)	12.78
Forfeited	(2,198)	13.05
Outstanding at March 31, 2015	488,570	$7.45

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Intrinsic value	$56	$15
Cash proceeds received	$15	$10
Tax benefit realized	$20	$5

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Income Tax

Income tax expense was $1.8 million and $1.5 million during the three months ended March 31, 2015 and 2014, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2015 and 2014, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.0 million at both March 31, 2015 and December 31, 2014. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

At both March 31, 2015 and December 31, 2014, we had approximately $1.1 million of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2015.

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2015, the Bank had negative undivided profits of $27.1 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  During January of 2015, we requested regulatory approval for an additional $18.5 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 13, 2015, and the Bank returned $18.5 million of capital to the parent company on February 17, 2015.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 (as of January 1, 2015) capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2015 and December 31, 2014 categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The New Capital Rules became effective for us on January 1, 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2015
Total capital to risk-weighted assets
Consolidated	$271,391	17.28%	$125,611	8.00%	NA	NA
Independent Bank	237,073	15.12	125,456	8.00	$156,820	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$251,443	16.01%	$94,208	6.00%	NA	NA
Independent Bank	217,216	13.85	94,092	6.00	$125,456	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$237,386	15.12%	$62,806	4.50%	NA	NA
Independent Bank	217,216	13.85	70,569	4.50	$101,933	6.50%

Tier 1 capital to average assets
Consolidated	$251,443	11.22%	$89,647	4.00%	NA	NA
Independent Bank	217,216	9.70	89,576	4.00	$111,970	5.00%

December 31, 2014
Total capital to risk-weighted assets
Consolidated	$265,163	18.06%	$117,427	8.00%	NA	NA
Independent Bank	247,883	16.90	117,374	8.00	$146,718	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$246,628	16.80%	$58,714	4.00%	NA	NA
Independent Bank	229,361	15.63	58,687	4.00	$88,031	6.00%

Tier 1 capital to average assets
Consolidated	$246,628	11.18%	$88,206	4.00%	NA	NA
Independent Bank	229,361	10.46	87,687	4.00	$109,609	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Total shareholders' equity	$253,625	$250,371	$244,807	$257,832
Add (deduct)
Accumulated other comprehensive (gain) loss for regulatory purposes	(1,596)	5,636	(1,596)	5,636
Intangible assets	(1,016)	(2,627)	(1,016)	(2,627)
Disallowed deferred tax assets	(13,627)	(40,500)	(24,979)	(30,728)
Disallowed capitalized mortgage loan servicing rights	-	(752)	-	(752)
Common equity tier 1 capital	237,386	212,128	217,216	229,361
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(20,443)	-	-	-
Tier 1 capital	251,443	246,628	217,216	229,361
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	19,948	18,535	19,857	18,522
Total risk-based capital	$271,391	$265,163	$237,073	$247,883

12.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net (gain) loss on other real estate and repossessed assets in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Capitalized mortgage loan servicing rights:  The fair value of capitalized mortgage loan servicing rights is based on a valuation model used by an independent third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Certain model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as nonrecurring Level 3.  Management evaluates the third party valuation for reasonableness each quarter as part of our financial reporting control processes.

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
	(In thousands)
March 31, 2015:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$213	$213	$-	$-
Securities available for sale
U.S. agency	35,529	-	35,529	-
U.S. agency residential mortgage-backed	234,254	-	234,254	-
U.S. agency commercial mortgage-backed	33,081	-	33,081	-
Private label residential mortgage-backed	5,820	-	5,820	-
Other asset backed	95,191	-	95,191	-
Obligations of states and political subdivisions	142,788	-	142,788	-
Corporate	22,661	-	22,661	-
Trust preferred	2,438	-	2,438	-
Loans held for sale	30,932	-	30,932	-
Derivatives (1)	1,268	-	1,268	-
Liabilities
Derivatives (2)	666	-	666	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,129	-	-	8,129
Impaired loans (4)
Commercial
Income producing - real estate	786	-	-	786
Land, land development & construction-real estate	142	-	-	142
Commercial and industrial	2,511	-	-	2,511
Mortgage
1-4 Family	1,217	-	-	1,217
Resort Lending	139	-	-	139
Other real estate (5)
Commercial
Land, land development & construction-real estate	677	-	-	677
Mortgage
1-4 Family	102	-	-	102
Resort Lending	427	-	-	427

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2014:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$203	$203	$-	$-
Securities available for sale
U.S. agency	35,006	-	35,006	-
U.S. agency residential mortgage-backed	257,558	-	257,558	-
U.S. agency commercial mortgage-backed	33,728	-	33,728	-
Private label residential mortgage-backed	6,013	-	6,013	-
Other asset backed	32,353	-	32,353	-
Obligations of states and political subdivisions	143,415	-	143,415	-
Corporate	22,664	-	22,664	-
Trust preferred	2,441	-	2,441	-
Loans held for sale	23,662	-	23,662	-
Derivatives (1)	619	-	619	-
Liabilities
Derivatives (2)	366	-	366	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	9,197	-	-	9,197
Impaired loans (4)
Commercial
Income producing - real estate	869	-	-	869
Land, land development & construction-real estate	354	-	-	354
Commercial and industrial	2,601	-	-	2,601
Mortgage
1-4 Family	1,306	-	-	1,306
Other real estate (5)
Commercial
Income producing - real estate	479	-	-	479
Land, land development & construction-real estate	737	-	-	737
Mortgage
1-4 Family	102	-	-	102
Resort Lending	575	-	-	575
Installment
Home equity - 1st lien	13	-	-	13

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2015			2014
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$10	$-	$10	$112	$-	$112
Loans held for sale	-	209	209	-	30	30

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three month periods ended March 31, 2015 and 2014 relating to assets measured at fair value on a non-recurring basis:

•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.1 million which is net of a valuation allowance of $4.5 million at March 31, 2015 and had a carrying amount of $9.2 million which is net of a valuation allowance of $3.8 million at December 31, 2014. An additional charge relating to capitalized mortgage loan servicing rights measured at fair value of $0.7 million and $0.3 million was included in our results of operations for the three month periods ending March 31, 2015 and 2014, respectively.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $7.6 million, with a valuation allowance of $2.8 million at March 31, 2015 and had a carrying amount of $8.2 million, with a valuation allowance of $3.1 million at December 31, 2014. The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.6 million and an expense of $1.5 million for the three month periods ending March 31, 2015 and 2014, respectively.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $1.2 million which is net of a valuation allowance of $2.5 million at March 31, 2015 and a carrying amount of $1.9 million which is net of a valuation allowance of $2.5 million at December 31, 2014. An additional charge relating to ORE measured at fair value of $0.2 million and $0.1 million was included in our results of operations during the three month periods ended March 31, 2015 and 2014, respectively.

We had no assets or liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
March 31, 2015
Capitalized mortgage loan servicing rights	$8,129	Present value of net servicing revenue	Discount rate	10.02%
			Cost to service	$80
			Ancillary income	25
			Float rate	1.53%

Impaired loans
Commercial (1)	2,406	Sales comparison approach	Adjustment for differences between comparable sales	(3.7)%
		Income approach	Capitalization rate	9.3

Mortgage	1,356	Sales comparison approach	Adjustment for differences between comparable sales	9.1

Other real estate
Commercial	677	Sales comparison approach	Adjustment for differences between comparable sales	(5.3)

Mortgage	529	Sales comparison approach	Adjustment for differences between comparable sales	16.0

December 31, 2014
Capitalized mortgage loan servicing rights	$9,197	Present value of net servicing revenue	Discount rate	10.07%
			Cost to service	$82
			Ancillary income	25
			Float rate	1.77%

Impaired loans
Commercial (1)	2,751	Sales comparison approach	Adjustment for differences between comparable sales	(3.8)%
		Income approach	Capitalization rate	9.3

Mortgage	1,306	Sales comparison approach	Adjustment for differences between comparable sales	8.6

Other real estate
Commercial	1,216	Sales comparison approach	Adjustment for differences between comparable sales	(9.0)

Mortgage and installment	690	Sales comparison approach	Adjustment for differences between comparable sales	34.3

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2015 and December 31, 2014 we had an impaired collateral dependent commercial relationship that totaled $1.0 million and $1.1 million, respectively that was primarily secured by collateral other than real estate.  Collateral securing this relationship primarily included machinery and equipment, accounts receivable, inventory and company stock.  Valuation techniques at March 31, 2015 included discounting restructuring firm valuations based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 20% to 100% of stated values while valuation techniques at December 31, 2014 included discounting cost and financial statement value approaches based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 35% to 100% of stated values.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2015	$30,932	$833	$30,099
December 31, 2014	23,662	624	23,038

13.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative financial instruments:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets, while the fair value of interest rate swap agreements is based on a discounted cash flow analysis whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management. Each of these instruments has been classified as Level 2 as described in note #12.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2015
Assets
Cash and due from banks	$46,435	$46,435	$46,435	$-	$-
Interest bearing deposits	55,117	55,117	55,117	-	-
Interest bearing deposits - time	11,575	11,575	-	11,575	-
Trading securities	213	213	213	-	-
Securities available for sale	571,762	571,762	-	571,762	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	20,051	NA	NA	NA	NA
Net loans and loans held for sale	1,429,212	1,416,980	-	30,932	1,386,048
Accrued interest receivable	6,250	6,250	5	1,808	4,437
Derivative financial instruments	1,268	1,268	-	1,268	-

Liabilities
Deposits with no stated maturity (1)	$1,626,558	$1,626,558	$1,626,558	$-	$-
Deposits with stated maturity (1)	373,915	373,144	-	373,144	-
Other borrowings	12,468	14,508	-	14,508	-
Subordinated debentures	35,569	21,974	-	21,974	-
Accrued interest payable	364	364	20	344	-
Derivative financial instruments	666	666	-	666	-

December 31, 2014
Assets
Cash and due from banks	$48,326	$48,326	$48,326	$-	$-
Interest bearing deposits	25,690	25,690	25,690	-	-
Interest bearing deposits - time	13,561	13,585	-	13,585	-
Trading securities	203	203	203	-	-
Securities available for sale	533,178	533,178	-	533,178	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	19,919	NA	NA	NA	NA
Net loans and loans held for sale	1,407,634	1,394,424	-	23,662	1,370,762
Accrued interest receivable	5,995	5,995	2	1,599	4,394
Derivative financial instruments	619	619	-	619	-

Liabilities
Deposits with no stated maturity (1)	$1,534,175	$1,534,175	$1,534,175	$-	$-
Deposits with stated maturity (1)	390,127	389,139	-	389,139	-
Other borrowings	12,470	14,560	-	14,560	-
Subordinated debentures	35,569	23,328	-	23,328	-
Accrued interest payable	380	380	21	359	-
Derivative financial instruments	366	366	-	366	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $17.2 million and $13.6 million at March 31, 2015 and December 31, 2014, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $41.5 million and $40.1 million at March 31, 2015 and December 31, 2014, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At March 31, 2015 and December 31, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $7.2 million.  Mepco is currently in the process of working to recover these receivables, primarily through litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expense totaled $0.03 million and $0.07 million for the three month periods ended March 31, 2015 and 2014, respectively.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was a credit of $0.1 million and a credit of $0.5 million in the first quarters of 2015 and 2014, respectively.  The credit provision in the first quarter of 2015 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of 2014.  The credit provision in the first quarter of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  The reserve for loss reimbursements on sold mortgage loans totaled $0.6 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at March 31, 2015 and December 31, 2014 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Available for Sale Securities	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Settled Derivatives	Total
For the three months ended March 31, 2015
Balances at beginning of period	$162	$(5,798)	$-	$(5,636)
Other comprehensive income before reclassifications	1,483	-	-	1,483
Amounts reclassified from AOCL	(49)	-	-	(49)
Net current period other comprehensive income	1,434	-	-	1,434
Balances at end of period	$1,596	$(5,798)	$-	$(4,202)

For the three months ended March 31, 2014
Balances at beginning of period	$(3,200)	$(5,798)	$(247)	$(9,245)
Other comprehensive income before reclassifications	1,539	-	-	1,539
Amounts reclassified from AOCL	-	-	62	62
Net current period other comprehensive income	1,539	-	62	1,601
Balances at end of period	$(1,661)	$(5,798)	$(185)	$(7,644)

The disproportionate tax effects from securities available for sale arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2015
Unrealized gains on available for sale securities
	$75	Net gains on securities
	-	Net impairment loss recognized in earnings
	75	Total reclassifications before tax
	26	Tax expense
	$49	Reclassifications, net of tax

2014
Unrealized gains on settled derivatives
	$(95)	Interest expense
	(33)	Tax benefit
	$(62)	Reclassification, net of tax

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation, its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. We have in general experienced a difficult economy in Michigan since 2001, which has had at times, a significant adverse effect on our performance.  As a result of the recession, we incurred net losses from 2008 through 2011 and found it necessary to take certain steps to preserve capital and maintain our regulatory capital ratios.

Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2015, albeit at an uneven pace.  There has been an overall decline in the unemployment rate, although Michigan’s unemployment rate has been consistently above the national average.  In addition, housing prices and other related statistics (such as home sales and new building permits) have generally been improving.  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of loan net charge-offs.  As a result of the foregoing factors and others, we returned to profitability in 2012 and have now been profitable for 13 consecutive quarters.  In addition, we completed various transactions to improve our capital structure.

Recent Developments. In January 2015, we adopted a plan to consolidate certain branch offices. This consolidation reflects our ongoing cost reduction initiatives and undertakings to further improve the overall efficiency of our operations.  The consolidation resulted in the closing of six of our branch offices on April 30, 2015.  It is expected that the aggregate, annual reduction in non-interest expenses resulting from this consolidation will amount to approximately $1.6 million.  We also estimate a potential annual loss of revenue of approximately $0.3 million to $0.4 million due to possible customer attrition. We also undertook certain additional staffing reductions related to our retail banking operations. In connection with the consolidation and these staffing reductions, we recorded $0.2 million of severance expenses in the first quarter of 2015.  We do not expect any material loss related to the sale or disposition of real property or other fixed assets.

Regulation. On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We were subject to the New Capital Rules beginning on January 1, 2015 and as of March 31, 2015 we exceeded all of the capital ratio requirements of the New Capital Rules.

Index
It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2015 as compared to 2014.

Results of Operations

Summary.  We recorded net income of $3.8 million during the three months ended March 31, 2015, compared to net income of $3.1 million during the three months ended March 31, 2014. The increase in net income is primarily due to decreases in the provision for loan losses and in non-interest expenses that were partially offset by a decline in net interest income and an increase in income tax expense.

Key performance ratios
	Three months ended March 31,
	2015	2014
Net income (annualized) to
Average assets	0.67%	0.57%
Average common shareholders’ equity	6.05	5.41

Net income per common share
Basic	$0.16	$0.14
Diluted	0.16	0.13

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

Index
Net interest income totaled $18.1 million during the first quarter of 2015, which represents a $0.4 million, or 2.1% decrease, from the comparable quarter one year earlier.  The decrease in net interest income in 2015 compared to 2014 primarily reflects a 22 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $70.7 million increase in average interest-earning assets.

The decline in our net interest margin is primarily due to the prolonged low interest rate environment that has pushed our average yield on loans lower.

Interest rates have generally been at extremely low levels since 2008 due primarily to the FRB’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had an adverse impact on our interest income and net interest income.   Based on recent announcements by the FRB, short-term interest rates are expected to remain extremely low until at least mid- to late-2015.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), we would expect that our net interest margin will generally benefit on a long-term basis from rising interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2015 non-accrual loans averaged $15.1 million compared to $18.6 million in the first quarter of 2014.

Index
Average Balances and Rates
	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Rate(3)	Average Balance	Interest	Rate(3)
Assets (1)	(Dollars in thousands)
Taxable loans	$1,420,272	$17,195	4.88%	$1,369,065	$18,162	5.36%
Tax-exempt loans(2)	4,360	68	6.33	5,193	82	6.40
Taxable securities	506,411	1,758	1.39	441,783	1,383	1.27
Tax-exempt securities(2)	33,877	333	3.93	41,023	399	3.94
Cash – interest bearing	75,171	70	0.38	108,855	91	0.34
Other investments	19,991	268	5.44	23,419	332	5.75
Interest Earning Assets	2,060,082	19,692	3.86	1,989,338	20,449	4.16
Cash and due from banks	46,035			45,439
Other assets, net	171,878			188,246
Total Assets	$2,277,995			$2,223,023

Liabilities
Savings and interest-bearing checking	$985,482	266	0.11	$946,295	263	0.11
Time deposits	376,958	741	0.80	443,630	1,030	0.94
Other borrowings	48,038	454	3.83	54,329	512	3.82
Interest Bearing Liabilities	1,410,478	1,461	0.42	1,444,254	1,805	0.51
Non-interest bearing deposits	590,088			511,463
Other liabilities	23,955			32,284
Shareholders’ equity	253,474			235,022
Total liabilities and shareholders’ equity	$2,277,995			$2,223,023

Net Interest Income		$18,231			$18,644

Net Interest Income as a Percent of Average Interest Earning Assets			3.57%			3.79%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%.
(3)	Annualized.

Provision for loan losses.  The provision for loan losses was a credit of $0.7 million and an expense of $0.4 million in the first quarters of 2015 and 2014, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.   See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2015.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Index
Non-interest income totaled $9.0 million during both the first three months of 2015 and 2014.

Non-Interest Income
	Three months ended March 31,
	2015	2014
	(In thousands)
Service charges on deposit accounts	$2,850	$3,055
Interchange income	2,142	1,941
Net gains on assets
Mortgage loans	2,139	1,144
Securities	85	112
Mortgage loan servicing	(420)	264
Investment and insurance commissions	446	402
Bank owned life insurance	350	319
Title insurance fees	256	274
Other	1,114	1,444
Total non-interest income	$8,962	$8,955

Service charges on deposit accounts totaled $2.9 million in the first quarter of 2015, a $0.2 million, or 6.7%, decrease from the comparable period in 2014.  The decrease in such service charges in 2015 principally results from a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income increased by $0.2 million, or 10.4%, in the first quarter of 2015 compared to the year ago period.  The increase in interchange income in 2015 as compared to 2014 primarily results from a new Debit Brand Agreement with MasterCard (which replaced our former agreement with VISA) that we executed in January 2014.  We began converting our debit card base to MasterCard in June 2014 and completed the conversion in September 2014.

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

Net gains on mortgage loans were $2.1 million and $1.1 million in the first quarters of 2015 and 2014, respectively.   Mortgage loan sales totaled $68.7 million in the first quarter of 2015 compared to $47.1 million in the first quarter of 2014.  Mortgage loans originated totaled $79.8 million in the first quarter of 2015 compared to $44.2 million in the comparable quarter of 2014.  The increases in mortgage loan originations, sales and net gains in 2015 as compared to 2014 is due primarily to a decrease in mortgage loan interest rates that increased mortgage loan refinance volumes.

Index
Mortgage Loan Activity
	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Mortgage loans originated	$79,790	$44,241
Mortgage loans sold	68,727	47,118
Mortgage loans sold with servicing rights released	2,669	7,861
Net gains on the sale of mortgage loans	2,139	1,144
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	3.11%	2.43%
Fair value adjustments included in the Loan Sales Margin	0.81	(0.14)

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 2.30% and 2.57% in the first quarters of 2015 and 2014, respectively. The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2015 was generally due to a narrowing of primary-to-secondary market pricing spreads reflecting increased price competition.

We recorded securities net gains of approximately $0.1 million in both the first quarter of 2015 and 2014.  The first quarter 2015 securities net gains are due primarily to the sale of U.S. agency residential mortgage-backed securities.  The first quarter 2014 securities net gains were due to an increase in the fair value of our trading securities.

We recorded no net impairment losses in either the first quarter of 2015 or 2014, for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated a loss of $0.4 million and income of $0.3 million in the first quarters of 2015 and 2014, respectively.  This quarterly comparative variance is primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio. Activity related to capitalized mortgage loan servicing rights is as follows:

Index
Capitalized Mortgage Loan Servicing Rights
	Three months ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$12,106	$13,710
Originated servicing rights capitalized	663	382
Amortization	(759)	(534)
(Increase) decrease in valuation allowance	(692)	(285)
Balance at end of period	$11,318	$13,273

Valuation allowance at end of period	$4,465	$3,140

At March 31, 2015 we were servicing approximately $1.65 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.41% and a weighted average service fee of approximately 25.3 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2015 totaled $11.3 million, representing approximately 69 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $11.6 million at March 31, 2015.

Investment and insurance commissions increased modestly (by $0.04 million) during the first quarter of 2015 as compared to the year ago period due primarily to an increase in sales.

We earned $0.4 million and $0.3 million in the first quarters of 2015 and 2014, respectively, principally as a result of increases in the cash surrender value of our separate account bank owned life insurance.  Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.0 million and $53.6 million at March 31, 2015 and December 31, 2014, respectively.

Title insurance fees totaled $0.3 million in both the first quarter of 2015 and 2014. During 2015, an increase in title insurance revenues related to mortgage loans was offset by a decline in title insurance revenues related to commercial loans and a lower retention bonus as compared to 2014.

Other non-interest income totaled $1.1 million and $1.4 million during the first quarters of 2015 and 2014, respectively.  This decrease is primarily due to a decline in rental income on other real estate owned (“ORE”).

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense totaled $22.2 million in the first quarter of 2015 compared to $22.4 million in the year ago period.

Index
Non-Interest Expense
	Three months ended March 31,
	2015	2014
	(In thousands)
Compensation	$8,330	$8,308
Performance-based compensation	1,288	912
Payroll taxes and employee benefits	2,167	2,018
Compensation and employee benefits	11,785	11,238
Occupancy, net	2,419	2,483
Data processing	1,930	2,086
Loan and collection	1,155	1,465
Furniture, fixtures and equipment	952	1,069
Communications	736	789
Advertising	484	519
Legal and professional fees	380	401
FDIC deposit insurance	343	417
Interchange expense	291	402
Supplies	213	239
Credit card and bank service fees	202	263
Amortization of intangible assets	87	134
Vehicle service contract counterparty contingencies	29	68
Costs related to unfunded lending commitments	16	10
Net gains on other real estate and repossessed assets	(39)	(87)
Provision for loss reimbursement on sold loans	(69)	(481)
Other	1,237	1,385
Total non-interest expense	$22,151	$22,400

Compensation and employee benefits expenses, in total, increased by $0.5 million, or 4.9%, in the first quarter of 2015, due primarily to severance expense incurred in 2015 and an increase in performance-based compensation.

Compensation expense increased by $0.02 million, or 0.03%.  Average full-time equivalent employees (“FTE’s”) were reduced by 24.0, or 2.9%, during the first quarter of 2015 compared to the year ago quarter.  However, the impact of the FTE reductions was offset by a $0.2 million increase in severance expenses in connection with the branch consolidation and other staffing reductions as well as merit pay increases that were effective January 1, 2015.

Performance-based compensation increased by $0.4 million in 2015 due primarily to a higher accrual for anticipated incentive compensation based on our estimated 2015 performance as compared to goals.

Payroll taxes and employee benefits increased $0.1 million in 2015 due primarily to an increase in medical insurance costs.

Occupancy, net, decreased slightly in the first quarter of 2015 compared to 2014 primarily because of a decrease in snow removal costs.

Data processing expense decreased $0.2 million, or 7.5%, and interchange expense decreased $0.1 million, or 27.6%, in the first quarter of 2015 compared to the year earlier period. These declines in 2015 are due primarily to the impact of a new seven-year core data processing contract that we executed in March 2014. Under the terms of the new contract, we have reduced core data processing and interchange costs by approximately $1 million annually.

Index
Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2015, which primarily reflects the overall year-over-year decrease in non-performing assets and “watch” credits. (See “Portfolio Loans and asset quality.”)

Furniture, fixtures and equipment, communications, advertising, and supplies expenses collectively declined by approximately $0.2 million, or 8.8%, in the first quarter of 2015 as compared to 2014 due primarily to our efforts to reduce non-interest expenses.

Legal and professional fees were relatively unchanged in the first quarter of 2015 as compared to the year earlier period.

FDIC deposit insurance expense totaled $0.3 million and $0.4 million in the first quarters of 2015 and 2014, respectively.  The decline in 2015 principally reflects a reduction in the Bank’s risk based premium rate due to our continued improving financial metrics.

Credit card and bank service fees decreased primarily due to a decline in the number of payment plans being serviced by Mepco in the first quarter of 2015 compared to the first quarter of 2014.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.5 million and $2.6 million at March 31, 2015 and December 31, 2014, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.03 million and $0.07 million in the first quarters of 2015 and 2014, respectively.

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

Index
In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  In addition, see Note #14 to the Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

The changes in cost related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Net gains on ORE and repossessed assets primarily represent the net gains and losses on the sale of and additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The net gains of $0.04 million and $0.09 million in the first quarters of 2015 and 2014, respectively, primarily reflect greater stability in real estate prices with some markets even experiencing price increases.

The provision for loss reimbursement on sold loans was a credit of $0.07 million and a credit of $0.5 million in the first quarters of 2015 and 2014, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac).  The credit provision in the first quarter of 2015 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of 2014. The credit provision in the first quarter of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.6 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at March 31, 2015 and December 31, 2014 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Other non-interest expenses decreased by $0.1 million in the first quarter of 2015 compared to 2014 due primarily to a decrease in fraud related costs.

Income tax expense. We recorded an income tax expense of $1.8 million and $1.5 million in the first quarters of 2015 and 2014, respectively.

Index
Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2015 and 2014, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.0 million at both March 31, 2015 and December 31, 2014. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

Because of our net operating loss and tax credit carryforwards, we are still subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended.  An ownership change, as defined by these rules, would negatively affect our ability to utilize our net operating loss carryforwards and other deferred tax assets in the future. If such an ownership change were to occur, we may suffer higher-than-anticipated tax expense, and consequently lower net income and cash flow, in those future years.  Although we cannot control market purchases or sales of our common stock, we have in place a Tax Benefits Preservation Plan to dissuade any movement in our stock that would trigger an ownership change to avoid triggering any Section 382 limitations.

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

Index
The following table presents net income (loss) by business segment.

Business Segments
	Three months ended March 31,
	2015	2014
	(In thousands)
Independent Bank	$4,233	$3,182
Mepco	(192)	243
Other(1)	(244)	(263)
Elimination	(16)	(24)
Net income	$3,781	$3,138

(1)	Includes amounts relating to our parent company and certain insignificant operations.

The increase in net income at Independent Bank in 2015 compared to 2014 is primarily due to a decrease in the provision for loan losses and increases in net interest income and non-interest income that were partially offset by an increase in income tax expense.  (See “Net interest income,” “Non-interest income,” “Provision for loan losses,” “Income tax expense,” and “Portfolio Loans and asset quality.”)

The change in Mepco’s results (a net loss of $0.2 million in the first quarter of 2015 compared to net income of $0.2 million in the first quarter of 2014) is due to a decrease in net interest income as a result of the reduction in payment plan receivables and a decrease in non-interest income due to a decline in rental income on ORE that were partially offset by a decrease in non-interest expense.  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

Financial Condition

Summary.  Our total assets increased by $80.6 million during the first three months of 2015 due primarily to increases in cash and cash equivalents, securities available for sale and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.42 billion at March 31, 2015, an increase of $13.0 million, or 0.9%, from December 31, 2014.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.00 billion at March 31, 2015, compared to $1.92 billion at December 31, 2014.  The $76.2 million increase in total deposits during the period is primarily due to growth in checking and savings account balances.

Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Index
Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(In thousands)
Securities available for sale
March 31, 2015	$569,308	$4,544	$2,090	$571,762
December 31, 2014	532,930	3,317	3,069	533,178

Securities available for sale increased during 2015 due primarily to the purchase of U.S. government-sponsored agency mortgage-backed securities, asset-backed securities, and municipal securities. The securities were purchased to utilize cash and cash equivalents as well as to utilize funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

Sales of securities were as follows (See “Non-interest income.”):

	Three months ended March 31,
	2015	2014
	(In thousands)

Proceeds	$11,786	$-

Gross gains	$75	$-
Gross losses	-	-
Net impairment charges	-	-
Fair value adjustments	10	112
Net gains	$85	$112

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

Non-performing assets(1)
	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans	$14,593	$15,231
Loans 90 days or more past due and still accruing interest	194	7
Total non-performing loans	14,787	15,238
Other real estate and repossessed assets	5,662	6,454
Total non-performing assets	$20,449	$21,692
As a percent of Portfolio Loans
Non-performing loans	1.04%	1.08%
Allowance for loan losses	1.73	1.84
Non-performing assets to total assets	0.88	0.96
Allowance for loan losses as a percent of non-performing loans	166.90	170.56

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Index
Troubled debt restructurings (“TDR”)

	March 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$27,904	$71,477		$99,381
Non-performing TDRs (1)	1,935	5,194	(2)	7,129
Total	$29,839	$76,671		$106,510

	December 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$29,475	$73,496		$102,971
Non-performing TDRs (1)	1,978	5,225	(2)	7,203
Total	$31,453	$78,721		$110,174

(1)	Included in the “Non-performing assets” table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.5 million, or 3.0%, during the first quarter of 2015 due principally to decreases in non-performing mortgage and consumer/installment loans. These declines primarily reflect reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $99.4 million, or 7.0% of total Portfolio Loans, and $103.0 million, or 7.3% of total Portfolio Loans, at March 31, 2015 and December 31, 2014, respectively. The decrease in the amount of performing TDRs in the first quarter of 2015 reflects declines in both commercial loan and retail loan TDRs.

ORE and repossessed assets totaled $5.7 million at March 31, 2015, compared to $6.5 million at December 31, 2014. This decrease is primarily the result of sales of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.19% on an annualized basis in the first quarter of 2015 compared to 0.69% in the first quarter of 2014.  The $1.7 million decline in loan net charge-offs is primarily due to a decline in commercial loan net charge-offs that was partially offset by a slight increase in mortgage and consumer/installment loan net charge-offs.  The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Index
Allowance for loan losses	Three months ended March 31,
	2015		2014
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$25,990	$539	$32,325	$508
Additions (deduction)
Provision for loan losses	(659)	-	428	-
Recoveries credited to allowance	990	-	1,068	-
Loans charged against the allowance	(1,642)	-	(3,384)	-
Additions (deductions) included in non-interest expense	-	16	-	10
Balance at end of period	$24,679	$555	$30,437	$518

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.19%		0.69%

Allocation of the Allowance for Loan Losses
	March 31, 2015	December 31, 2014
	(In thousands)
Specific allocations	$12,480	$13,233
Other adversely rated commercial loans	1,033	761
Historical loss allocations	6,110	6,773
Additional allocations based on subjective factors	5,056	5,223
Total	$24,679	$25,990

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.003 million credit and a $0.015 million credit in the first quarters of 2015 and 2014, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.1 million at both March 31, 2015 and December 31, 2014. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $1.3 million to $24.7 million at March 31, 2015 from $26.0 million at December 31, 2014 and was equal to 1.73% of total Portfolio Loans at March 31, 2015 compared to 1.84% at December 31, 2014. Three of the four components of the allowance for loan losses outlined above declined in the first quarter of 2015. The allowance for loan losses related to specific loans decreased $0.8 million in 2015 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans increased $0.3 million in 2015 primarily due to an increase in the balance of such loans included in this component to $32.1 million at March 31, 2015 from $30.6 million at December 31, 2014. The allowance for loan losses related to historical losses decreased $0.7 million during 2015 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans). The allowance for loan losses related to subjective factors decreased $0.2 million during 2015 primarily due to the improvement of various economic indicators used in computing this portion of the allowance.

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

Deposits totaled $2.00 billion and $1.92 billion at March 31, 2015 and December 31, 2014, respectively.  The $76.2 million increase in deposits in the first quarter of 2015 is due to growth in checking and savings deposit account balances.  Reciprocal deposits totaled $58.7 million and $53.7 million at March 31, 2015 and December 31, 2014, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2015, we had approximately $431.6 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $12.5 million at both March 31, 2015 and December 31, 2014.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2015, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $72.5 million, or 3.6% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first quarters of 2015 and 2014, we entered into $24.4 million and zero (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.2 million and zero of fee income related to these transactions during the first quarters of 2015 and 2014, respectively.

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

At March 31, 2015, we had $224.7 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.63 billion of our deposits at March 31, 2015, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

Index
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $33.5 million as of March 31, 2015 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	March 31, 2015	December 31, 2014
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	351,881	352,462
Accumulated deficit	(94,054)	(96,455)
Accumulated other comprehensive loss	(4,202)	(5,636)
Total shareholders’ equity	253,625	250,371
Total capitalization	$288,125	$284,871

We currently have three special purpose entities that originally issued $39.5 million of cumulative trust preferred securities.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

On December 1, 2014, we purchased 5,000 shares of trust preferred securities (liquidation amount of $1,000 per security, representing a total of $5.0 million) that were issued by IBC Capital Finance IV.  The trust preferred securities have been retired along with certain related common stock issued by IBC Capital Finance IV and subordinated debentures issued by us.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2015 and December 31, 2014. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities. Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $253.6 million at March 31, 2015 from $250.4 million at December 31, 2014 due primarily to our net income in the first quarter of 2015 as well as a decline in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $251.1 million and $247.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 10.79% and 11.03% at March 31, 2015 and December 31, 2014, respectively.

Index
Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $27.1 million at March 31, 2015, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2015, we requested regulatory approval for an $18.5 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 13, 2015 and the Bank returned $18.5 million of capital to the parent company on February 17, 2015.  Also see note #11 to the Condensed Consolidated Financial Statements included within this report.

On January 21, 2015, our Board of Directors authorized a share repurchase plan.  Under the terms of the share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    The repurchase plan is authorized to last through December 31, 2015.  We intend and expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, other regulatory requirements, potential alternative uses for capital, and our financial performance. The repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.  During the first quarter of 2015 we repurchased 70,643 shares of our comment stock pursuant to this plan at an average price of $12.77 per share.

We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014.

As of March 31, 2015 and December 31, 2014, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #11 to the Condensed Consolidated Financial Statements included within this report).

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

We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

Index
Changes in Market Value of Portfolio Equity and Net Interest Income
Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2015
200 basis point rise	$425,300	10.96%	$78,500	7.68%
100 basis point rise	408,100	6.47	75,900	4.12
Base-rate scenario	383,300	-	72,900	-
100 basis point decline	350,100	(8.66)	70,300	(3.57)

December 31, 2014
200 basis point rise	$421,700	9.56%	$75,600	6.03%
100 basis point rise	406,800	5.69	73,600	3.23
Base-rate scenario	384,900	-	71,300	-
100 basis point decline	355,000	(7.77)	69,200	(2.95)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for other than temporary impairment of investment securities, the allowance for loan losses, originated mortgage loan servicing rights, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosurers set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2015, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2015, the Company issued 706 shares of common stock to non-employee directors on a current basis and 491 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on January 1, 2015, at a price of $13.05 per share, representing aggregate fees of $0.02 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2015	-	$-	-	1,147,930
February 2015	66,669	12.93	10,900	1,137,030
March 2015	59,743	12.80	59,743	1,077,287
Total	126,412	$12.87	70,643	1,077,287

(1)	Represents (i) 50,568 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan, (ii) 5,201 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock and (iii) 70,643 shares purchased in the open market pursuant to a publicly announced plan.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
11.	Computation of Earnings Per Share.
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 6, 2015	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	May 6, 2015	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer