Form 10-Q
period 2015-06-30
INDEPENDENT BANK CORP /MI/
filed 2015-08-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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
YES    ☒      NO   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐      NO   ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,630,283
Class	Outstanding at August 4, 2015

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

Index
Part I - Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2015	December 31, 2014
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$44,272	$48,326
Interest bearing deposits	14,045	25,690
Cash and Cash Equivalents	58,317	74,016
Interest bearing deposits - time	10,853	13,561
Trading securities	180	203
Securities available for sale	557,695	533,178
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,146	19,919
Loans held for sale, carried at fair value	30,518	23,662
Loans
Commercial	711,007	690,955
Mortgage	469,662	472,628
Installment	228,761	206,378
Payment plan receivables	40,577	40,001
Total Loans	1,450,007	1,409,962
Allowance for loan losses	(24,586)	(25,990)
Net Loans	1,425,421	1,383,972
Other real estate and repossessed assets	4,471	6,454
Property and equipment, net	44,172	45,948
Bank-owned life insurance	54,300	53,625
Deferred tax assets, net	44,157	48,632
Capitalized mortgage loan servicing rights	12,535	12,106
Vehicle service contract counterparty receivables, net	7,273	7,237
Other intangibles	2,453	2,627
Accrued income and other assets	21,463	23,590
Total Assets	$2,288,954	$2,248,730

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$617,126	$576,882
Savings and interest-bearing checking	965,330	943,734
Reciprocal	49,015	53,668
Retail time	328,646	338,720
Brokered time	1,300	11,298
Total Deposits	1,961,417	1,924,302
Other borrowings	12,325	12,470
Subordinated debentures	35,569	35,569
Vehicle service contract counterparty payables	2,305	1,977
Accrued expenses and other liabilities	22,963	24,041
Total Liabilities	2,034,579	1,998,359

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,769,416 shares at June 30, 2015 and 22,957,323 shares at December 31, 2014	349,580	352,462
Accumulated deficit	(89,815)	(96,455)
Accumulated other comprehensive loss	(5,390)	(5,636)
Total Shareholders’ Equity	254,375	250,371
Total Liabilities and Shareholders’ Equity	$2,288,954	$2,248,730

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$17,751	$18,146	$34,990	$36,361
Interest on securities
Taxable	1,869	1,596	3,627	2,979
Tax-exempt	222	287	439	549
Other investments	289	328	627	751
Total Interest Income	20,131	20,357	39,683	40,640
Interest Expense
Deposits	967	1,260	1,974	2,553
Other borrowings	463	559	917	1,071
Total Interest Expense	1,430	1,819	2,891	3,624
Net Interest Income	18,701	18,538	36,792	37,016
Provision for loan losses	(134)	(1,845)	(793)	(1,417)
Net Interest Income After Provision for Loan Losses	18,835	20,383	37,585	38,433
Non-interest Income
Service charges on deposit accounts	3,117	3,532	5,967	6,587
Interchange income	2,240	2,067	4,382	4,008
Net gains (losses) on assets
Mortgage loans	1,784	1,505	3,923	2,649
Securities	(33)	54	52	166
Mortgage loan servicing	1,452	193	1,032	457
Title insurance fees	337	217	593	491
Other	2,090	2,508	4,000	4,673
Total Non-interest Income	10,987	10,076	19,949	19,031
Non-Interest Expense
Compensation and employee benefits	11,791	11,818	23,576	23,056
Occupancy, net	2,040	2,153	4,459	4,636
Data processing	2,027	1,777	3,957	3,863
Loan and collection	967	1,427	2,122	2,892
Furniture, fixtures and equipment	965	1,053	1,917	2,122
Communications	694	711	1,430	1,500
Advertising	448	601	932	1,120
Legal and professional	453	420	833	821
FDIC deposit insurance	351	422	694	839
Interchange expense	289	342	580	744
Credit card and bank service fees	203	245	405	508
Vehicle service contract counterparty contingencies	30	73	59	141
Costs related to unfunded lending commitments	4	5	20	15
Provision for loss reimbursement on sold loans	45	15	(24)	(466)
Net gain on other real estate and repossessed assets	(139)	(38)	(178)	(125)
Other	1,411	1,536	2,948	3,294
Total Non-interest Expense	21,579	22,560	43,730	44,960
Income Before Income Tax	8,243	7,899	13,804	12,504
Income tax expense	2,624	1,847	4,404	3,314
Net Income	$5,619	$6,052	$9,400	$9,190
Net Income Per Common Share
Basic	$0.25	$0.26	$0.41	$0.40
Diluted	$0.24	$0.26	$0.40	$0.39
Dividends Per Common Share
Declared	$0.06	$0.06	$0.12	$0.06
Paid	$0.06	$0.06	$0.12	$0.06

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(In thousands)

Net income	$5,619	$6,052	$9,400	$9,190
Other comprehensive income, before tax
Available for sale securities
Unrealized gains (losses) arising during period	(1,806)	1,759	464	4,009
Change in unrealized gains (losses) for which a portion of other than temporary impairment has been recognized in earnings	(21)	219	(10)	338
Reclassification adjustments for gains included in earnings	-	(2)	(75)	(2)
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities	(1,827)	1,976	379	4,345
Income tax expense (benefit)	(639)	691	133	1,521
Unrealized gains (losses) recognized in other comprehensive income on available for sale securities, net of tax	(1,188)	1,285	246	2,824
Derivative instruments
Reclassification adjustment for accretion on settled derivatives	-	95	-	190
Unrealized gains recognized in other comprehensive income on derivative instruments	-	95	-	190
Income tax expense	-	34	-	67
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	-	61	-	123
Other comprehensive income (loss)	(1,188)	1,346	246	2,947
Comprehensive income	$4,431	$7,398	$9,646	$12,137

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2015	2014
	(unaudited - In thousands)
Net Income	$9,400	$9,190
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	154,938	96,384
Disbursements for loans held for sale	(157,871)	(96,544)
Provision for loan losses	(793)	(1,417)
Deferred federal income tax expense	4,475	4,874
Deferred loan fees	(930)	(526)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	2,228	1,019
Net gains on mortgage loans	(3,923)	(2,649)
Net gains on securities	(52)	(166)
Net gains on other real estate and repossessed assets	(178)	(125)
Vehicle service contract counterparty contingencies	59	141
Share based compensation	772	581
Decrease in accrued income and other assets	551	511
Decrease in accrued expenses and other liabilities	(894)	(3,115)
Total Adjustments	(1,618)	(1,032)
Net Cash From Operating Activities	7,782	8,158
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	11,786	5,126
Proceeds from the maturity of securities available for sale	16,047	39,579
Principal payments received on securities available for sale	58,587	38,891
Purchases of securities available for sale	(111,908)	(136,127)
Purchases of interest bearing deposits	(245)	-
Proceeds from the maturity of interest bearing deposits	2,915	2,593
Purchase of Federal Reserve Bank stock	(132)	-
Redemption of Federal Reserve Bank stock	391	5
Redemption of Federal Home Loan Bank stock	4,514	-
Net increase in portfolio loans (loans originated, net of principal payments)	(39,442)	(3,712)
Proceeds from the collection of vehicle service contract counterparty receivables	15	327
Proceeds from the sale of other real estate and repossessed assets	4,515	2,870
Proceeds from the sale of property and equipment	490	-
Capital expenditures	(1,898)	(1,606)
Net Cash Used in Investing Activities	(54,365)	(52,054)
Cash Flow From Financing Activities
Net increase in total deposits	37,115	23,265
Net increase (decrease) in other borrowings	(1)	13,799
Payments of Federal Home Loan Bank advances	(144)	(4,373)
Net increase (decrease) in vehicle service contract counterparty payables	328	(1,001)
Dividends paid	(2,760)	(1,375)
Proceeds from issuance of common stock	80	37
Repurchase of common stock	(3,668)	-
Share based compensation withholding obligation	(66)	-
Net Cash From Financing Activities	30,884	30,352
Net Decrease in Cash and Cash Equivalents	(15,699)	(13,544)
Cash and Cash Equivalents at Beginning of Period	74,016	119,081
Cash and Cash Equivalents at End of Period	$58,317	$105,537
Cash paid during the period for
Interest	$2,878	$3,659
Income taxes	91	5
Transfers to other real estate and repossessed assets	2,354	2,584
Transfer of payment plan receivables to vehicle service contract counterparty receivables	110	297

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Six months ended June 30,
	2015	2014
	(unaudited)
	(In thousands)

Balance at beginning of period	$250,371	$231,581
Net income	9,400	9,190
Cash dividends declared	(2,760)	(1,375)
Issuance of common stock	80	37
Share based compensation	772	581
Share based compensation withholding obligation	(66)	-
Repurchase of common stock	(3,668)	-
Net change in accumulated other comprehensive loss, net of related tax effect	246	2,947
Balance at end of period	$254,375	$242,961

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2015 and December 31, 2014, and the results of operations for the three and six-month periods ended June 30, 2015 and 2014.  The results of operations for the three and six-month periods ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2014 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption and retrospective or prospective application permitted.  This amended guidance became effective for us on January 1, 2015, and did not have a material impact on our consolidated operating results or financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption for fiscal years beginning after December 15, 2016, permitted. This amended guidance is not expected to have a material impact on our consolidated operating results or financial condition.

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

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2015
U.S. agency	$36,068	$231	$28	$36,271
U.S. agency residential mortgage-backed	216,466	1,868	354	217,980
U.S. agency commercial mortgage-backed	30,074	113	27	30,160
Private label residential mortgage-backed	5,644	187	371	5,460
Other asset backed	108,314	115	117	108,312
Obligations of states and political subdivisions	135,007	640	1,284	134,363
Corporate	22,582	63	10	22,635
Trust preferred	2,913	-	399	2,514
Total	$557,068	$3,217	$2,590	$557,695

December 31, 2014
U.S. agency	$34,936	$133	$63	$35,006
U.S. agency residential mortgage-backed	256,387	1,838	667	257,558
U.S. agency commercial mortgage-backed	33,779	68	119	33,728
Private label residential mortgage-backed	6,216	187	390	6,013
Other asset backed	32,314	77	38	32,353
Obligations of states and political subdivisions	143,698	961	1,244	143,415
Corporate	22,690	53	79	22,664
Trust preferred	2,910	-	469	2,441
Total	$532,930	$3,317	$3,069	$533,178

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2015
U.S. agency	$9,564	$25	$760	$3	$10,324	$28
U.S. agency residential mortgage-backed	48,277	221	14,933	133	63,210	354
U.S. agency commercial mortgage-backed	10,921	21	1,342	6	12,263	27
Private label residential mortgage-backed	193	1	3,603	370	3,796	371
Other asset backed	35,787	69	5,691	48	41,478	117
Obligations of states and political subdivisions	35,965	355	29,252	929	65,217	1,284
Corporate	4,233	10	-	-	4,233	10
Trust preferred	-	-	2,514	399	2,514	399
Total	$144,940	$702	$58,095	$1,888	$203,035	$2,590

December 31, 2014
U.S. agency	$12,851	$58	$606	$5	$13,457	$63
U.S. agency residential mortgage-backed	89,547	531	15,793	136	105,340	667
U.S. agency commercial mortgage-backed	21,325	119	-	-	21,325	119
Private label residential mortgage-backed	208	1	4,013	389	4,221	390
Other asset backed	2,960	15	8,729	23	11,689	38
Obligations of states and political subdivisions	28,114	106	37,540	1,138	65,654	1,244
Corporate	8,660	79	-	-	8,660	79
Trust preferred	-	-	2,441	469	2,441	469
Total	$163,665	$909	$69,122	$2,160	$232,787	$3,069

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at June 30, 2015, we had 16 U.S. agency, 74 U.S. agency residential mortgage-backed and eight U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at June 30, 2015, we had five of this type of security whose fair value is less than amortized cost. Two of the five issues are rated by a major rating agency as investment grade, two are rated below investment grade and one is split rated. Two of these bonds have an impairment in excess of 10% and four of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.

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

Other asset backed — at June 30, 2015, we had 47 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2015, we had 90 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2015, we had four corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at June 30, 2015, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of June 30, 2015, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,700	$(213)	$1,643	$(267)
Unrated issues	814	(186)	798	(202)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in earnings on securities available for sale during the three or six month periods ended June 30, 2015 and 2014, respectively.

At June 30, 2015, three private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of June 30, 2015
Fair value	$1,835	$1,466	$96	$3,397
Amortized cost	1,889	1,374	-	3,263
Non-credit unrealized loss	54	-	-	54
Unrealized gain	-	92	96	188
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended June 30,
2015	$-	$-	$-	$-
2014	-	-	-	-
For the six months ended June 30,
2015	-	-	-	-
2014	-	-	-	-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at June 30, 2015.  Prior to the second quarter of 2013, all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

A roll forward of credit losses recognized in earnings on securities available for sale for the three and six month periods ending June 30, follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$1,844	$1,835	$1,844	$1,835
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,844	$1,835	$1,844	$1,835

The amortized cost and fair value of securities available for sale at June 30, 2015, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$24,875	$24,904
Maturing after one year but within five years	59,355	59,631
Maturing after five years but within ten years	34,747	34,991
Maturing after ten years	77,593	76,257
	196,570	195,783
U.S. agency residential mortgage-backed	216,466	217,980
U.S. agency commercial mortgage-backed	30,074	30,160
Private label residential mortgage-backed	5,644	5,460
Other asset backed	108,314	108,312
Total	$557,068	$557,695

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

	Proceeds	Realized Gains (1)	Losses
	(In thousands)
2015	$11,786	$75	$-
2014	5,126	2	-

(1)	Gains in 2014 exclude $0.053 million of unrealized gain related to a U.S. Treasury short position.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2015 and 2014, our trading securities consisted of various preferred stocks.  During the first six months of 2015 and 2014, we recognized gains (losses) on trading securities of $(0.023) million and $0.111 million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains (losses) recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2015
Balance at beginning of period	$5,916	$12,081	$1,564	$62	$5,056	$24,679
Additions (deductions)
Provision for loan losses	177	(101)	(45)	3	(168)	(134)
Recoveries credited to allowance	652	319	284	-	-	1,255
Loans charged against the allowance	(38)	(834)	(342)	-	-	(1,214)
Balance at end of period	$6,707	$11,465	$1,461	$65	$4,888	$24,586

2014
Balance at beginning of period	$5,763	$17,000	$2,061	$87	$5,526	$30,437
Additions (deductions)
Provision for loan losses	(1,070)	(579)	(76)	(6)	(114)	(1,845)
Recoveries credited to allowance	2,138	400	352	1	-	2,891
Loans charged against the allowance	(1,656)	(1,279)	(349)	(2)	-	(3,286)
Balance at end of period	$5,175	$15,542	$1,988	$80	$5,412	$28,197

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:
	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
2015
Balance at beginning of period	$5,445	$13,444	$1,814	$64	$5,223	$25,990
Additions (deductions)
Provision for loan losses	505	(834)	(130)	1	(335)	(793)
Recoveries credited to allowance	1,085	557	603	-	-	2,245
Loans charged against the allowance	(328)	(1,702)	(826)	-	-	(2,856)
Balance at end of period	$6,707	$11,465	$1,461	$65	$4,888	$24,586

2014
Balance at beginning of period	$6,827	$17,195	$2,246	$97	$5,960	$32,325
Additions (deductions)
Provision for loan losses	(563)	(386)	100	(20)	(548)	(1,417)
Recoveries credited to allowance	2,493	858	603	5	-	3,959
Loans charged against the allowance	(3,582)	(2,125)	(961)	(2)	-	(6,670)
Balance at end of period	$5,175	$15,542	$1,988	$80	$5,412	$28,197

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:
	Commercial	Mortgage	Installment	Payment Plan Receivables	Unallocated	Total
	(In thousands)
June 30, 2015
Allowance for loan losses
Individually evaluated for impairment	$3,531	$8,420	$584	$-	$-	$12,535
Collectively evaluated for impairment	3,176	3,045	877	65	4,888	12,051
Total ending allowance balance	$6,707	$11,465	$1,461	$65	$4,888	$24,586

Loans
Individually evaluated for impairment	$31,802	$69,097	$6,248	$-		$107,147
Collectively evaluated for impairment	680,758	402,719	223,191	40,577		1,347,245
Total loans recorded investment	712,560	471,816	229,439	40,577		1,454,392
Accrued interest included in recorded investment	1,553	2,154	678	-		4,385
Total loans	$711,007	$469,662	$228,761	$40,577		$1,450,007

December 31, 2014
Allowance for loan losses
Individually evaluated for impairment	$3,194	$9,311	$728	$-	$-	$13,233
Collectively evaluated for impairment	2,251	4,133	1,086	64	5,223	12,757
Total ending allowance balance	$5,445	$13,444	$1,814	$64	$5,223	$25,990

Loans
Individually evaluated for impairment	$34,147	$72,340	$6,679	$-		$113,166
Collectively evaluated for impairment	658,423	402,458	200,368	40,001		1,301,250
Total loans recorded investment	692,570	474,798	207,047	40,001		1,414,416
Accrued interest included in recorded investment	1,615	2,170	669	-		4,454
Total loans	$690,955	$472,628	$206,378	$40,001		$1,409,962

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2015
Commercial
Income producing - real estate	$-	$1,151	$1,151
Land, land development and construction - real estate	-	552	552
Commercial and industrial	64	2,467	2,531
Mortgage
1-4 family	-	5,200	5,200
Resort lending	-	1,268	1,268
Home equity - 1st lien	-	257	257
Home equity - 2nd lien	-	187	187
Installment
Home equity - 1st lien	-	210	210
Home equity - 2nd lien	-	475	475
Loans not secured by real estate	-	486	486
Other	-	3	3
Payment plan receivables
Full refund	-	8	8
Partial refund	-	8	8
Other	-	2	2
Total recorded investment	$64	$12,274	$12,338
Accrued interest included in recorded investment	$1	$-	$1

December 31, 2014
Commercial
Income producing - real estate	$-	$1,233	$1,233
Land, land development and construction - real estate	-	594	594
Commercial and industrial	-	2,746	2,746
Mortgage
1-4 family	7	5,945	5,952
Resort lending	-	2,168	2,168
Home equity - 1st lien	-	331	331
Home equity - 2nd lien	-	605	605
Installment
Home equity - 1st lien	-	576	576
Home equity - 2nd lien	-	517	517
Loans not secured by real estate	-	454	454
Other	-	48	48
Payment plan receivables
Full refund	-	2	2
Partial refund	-	12	12
Other	-	-	-
Total recorded investment	$7	$15,231	$15,238
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:
	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2015
Commercial
Income producing - real estate	$112	$26	$720	$858	$258,349	$259,207
Land, land development and construction - real estate	11	-	210	221	35,763	35,984
Commercial and industrial	787	-	114	901	416,468	417,369
Mortgage
1-4 family	1,180	865	5,200	7,245	274,036	281,281
Resort lending	298	-	1,268	1,566	118,719	120,285
Home equity - 1st lien	29	35	257	321	22,322	22,643
Home equity - 2nd lien	239	180	187	606	47,001	47,607
Installment
Home equity - 1st lien	416	187	210	813	18,887	19,700
Home equity - 2nd lien	228	38	475	741	24,244	24,985
Loans not secured by real estate	248	73	486	807	181,746	182,553
Other	3	2	3	8	2,193	2,201
Payment plan receivables
Full refund	545	157	8	710	23,810	24,520
Partial refund	585	89	8	682	9,778	10,460
Other	82	21	2	105	5,492	5,597
Total recorded investment	$4,763	$1,673	$9,148	$15,584	$1,438,808	$1,454,392
Accrued interest included in recorded investment	$32	$22	$1	$55	$4,330	$4,385

December 31, 2014
Commercial
Income producing - real estate	$89	$-	$214	$303	$252,763	$253,066
Land, land development and construction - real estate	131	-	223	354	33,984	34,338
Commercial and industrial	2,391	279	209	2,879	402,287	405,166
Mortgage
1-4 family	1,877	1,638	5,952	9,467	269,719	279,186
Resort lending	226	-	2,168	2,394	126,342	128,736
Home equity - 1st lien	39	50	331	420	19,782	20,202
Home equity - 2nd lien	711	89	605	1,405	45,269	46,674
Installment
Home equity - 1st lien	466	37	576	1,079	20,995	22,074
Home equity - 2nd lien	369	81	517	967	28,125	29,092
Loans not secured by real estate	589	231	454	1,274	152,115	153,389
Other	15	3	48	66	2,426	2,492
Payment plan receivables
Full refund	838	214	2	1,054	26,799	27,853
Partial refund	409	123	12	544	6,550	7,094
Other	96	24	-	120	4,934	5,054
Total recorded investment	$8,246	$2,769	$11,311	$22,326	$1,392,090	$1,414,416
Accrued interest included in recorded investment	$55	$29	$-	$84	$4,370	$4,454

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	June 30, 2015	December 31, 2014
Impaired loans with no allocated allowance	(In thousands)
TDR	$9,074	$9,325
Non - TDR	283	299
Impaired loans with an allocated allowance
TDR - allowance based on collateral	4,439	5,879
TDR - allowance based on present value cash flow	90,814	94,970
Non - TDR - allowance based on collateral	2,190	2,296
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$106,800	$112,769

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$1,655	$2,025
TDR - allowance based on present value cash flow	9,430	10,188
Non - TDR - allowance based on collateral	1,450	1,020
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$12,535	$13,233

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,488	$5,717	$-	$5,868	$6,077	$-
Land, land development & construction-real estate	1,012	1,579	-	1,051	1,606	-
Commercial and industrial	2,859	2,839	-	2,685	2,667	-
Mortgage
1-4 family	25	169	-	-	49	-
Resort lending	-	-	-	48	397	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	37	-	-	40	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	9,384	10,341	-	9,652	10,836	-
With an allowance recorded:
Commercial
Income producing - real estate	12,895	13,881	767	12,836	13,797	689
Land, land development & construction-real estate	1,925	2,013	374	3,456	3,528	499
Commercial and industrial	7,623	7,870	2,390	8,251	8,486	2,006
Mortgage
1-4 family	50,166	52,274	5,562	53,206	56,063	6,195
Resort lending	18,499	18,761	2,830	18,799	18,963	3,075
Home equity - 1st lien	158	174	11	162	177	14
Home equity - 2nd lien	249	328	17	125	205	27
Installment
Home equity - 1st lien	2,514	2,688	156	2,744	2,930	219
Home equity - 2nd lien	3,066	3,079	367	3,212	3,215	419
Loans not secured by real estate	658	767	60	711	835	89
Other	10	10	1	12	12	1
	97,763	101,845	12,535	103,514	108,211	13,233
Total
Commercial
Income producing - real estate	18,383	19,598	767	18,704	19,874	689
Land, land development & construction-real estate	2,937	3,592	374	4,507	5,134	499
Commercial and industrial	10,482	10,709	2,390	10,936	11,153	2,006
Mortgage
1-4 family	50,191	52,443	5,562	53,206	56,112	6,195
Resort lending	18,499	18,761	2,830	18,847	19,360	3,075
Home equity - 1st lien	158	174	11	162	177	14
Home equity - 2nd lien	249	328	17	125	205	27
Installment
Home equity - 1st lien	2,514	2,725	156	2,744	2,970	219
Home equity - 2nd lien	3,066	3,079	367	3,212	3,215	419
Loans not secured by real estate	658	767	60	711	835	89
Other	10	10	1	12	12	1
Total	$107,147	$112,186	$12,535	$113,166	$119,047	$13,233

Accrued interest included in recorded investment	$347			$397

(1)	There were no impaired payment plan receivables at June 30, 2015 or December 31, 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

 Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows (1):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,658	$50	$8,403	$86
Land, land development & construction-real estate	1,021	15	821	15
Commercial and industrial	2,855	37	3,352	26
Mortgage
1-4 family	25	2	33	-
Resort lending	7	-	35	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	1	-	1
Home equity - 2nd lien	-	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	9,566	105	12,644	128
With an allowance recorded:
Commercial
Income producing - real estate	12,878	163	12,780	141
Land, land development & construction-real estate	1,943	13	4,418	40
Commercial and industrial	7,863	67	8,615	80
Mortgage
1-4 family	50,931	539	56,778	589
Resort lending	18,482	173	19,485	195
Home equity - 1st lien	160	2	160	2
Home equity - 2nd lien	185	4	40	-
Installment
Home equity - 1st lien	2,576	44	2,861	44
Home equity - 2nd lien	3,101	49	3,453	48
Loans not secured by real estate	668	9	715	7
Other	11	1	15	1
	98,798	1,064	109,320	1,147
Total
Commercial
Income producing - real estate	18,536	213	21,183	227
Land, land development & construction-real estate	2,964	28	5,239	55
Commercial and industrial	10,718	104	11,967	106
Mortgage
1-4 family	50,956	541	56,811	589
Resort lending	18,489	173	19,520	195
Home equity - 1st lien	160	2	160	2
Home equity - 2nd lien	185	4	40	-
Installment
Home equity - 1st lien	2,576	45	2,861	45
Home equity - 2nd lien	3,101	49	3,453	48
Loans not secured by real estate	668	9	715	7
Other	11	1	15	1
Total	$108,364	$1,169	$121,964	$1,275

(1)	There were no impaired payment plan receivables during the three month periods ended June 30, 2015 and 2014, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

 Average recorded investment in and interest income earned on impaired loans by class for the  six month periods ending June 30, follows (1):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,728	$103	$7,949	$186
Land, land development & construction-real estate	1,031	49	1,276	28
Commercial and industrial	2,798	74	3,605	66
Mortgage
1-4 family	17	2	24	-
Resort lending	20	-	35	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	-	1	-	1
Home equity installment - 2nd lien	-	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	9,594	229	12,889	281
With an allowance recorded:
Commercial
Income producing - real estate	12,864	320	13,366	281
Land, land development & construction-real estate	2,447	27	4,067	82
Commercial and industrial	7,992	133	8,871	158
Mortgage
1-4 family	51,689	1,090	57,056	1,219
Resort lending	18,587	344	19,713	386
Home equity line of credit - 1st lien	160	4	158	3
Home equity line of credit - 2nd lien	165	6	41	1
Installment
Home equity installment - 1st lien	2,632	94	2,894	89
Home equity installment - 2nd lien	3,138	100	3,419	97
Loans not secured by real estate	682	19	724	17
Other	11	1	15	1
	100,367	2,138	110,324	2,334
Total
Commercial
Income producing - real estate	18,592	423	21,315	467
Land, land development & construction-real estate	3,478	76	5,343	110
Commercial and industrial	10,790	207	12,476	224
Mortgage
1-4 family	51,706	1,092	57,080	1,219
Resort lending	18,607	344	19,748	386
Home equity line of credit - 1st lien	160	4	158	3
Home equity line of credit - 2nd lien	165	6	41	1
Installment
Home equity installment - 1st lien	2,632	95	2,894	90
Home equity installment - 2nd lien	3,138	100	3,419	97
Loans not secured by real estate	682	19	724	17
Other	11	1	15	1
Total	$109,961	$2,367	$123,213	$2,615

(1)	There were no impaired payment plan receivables during the six month periods ended June 30, 2015 and 2014, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $108.4 million and $122.0 million for the three-month periods ended June 30, 2015 and 2014, respectively and $110.0 million and $123.2 million for the six-month periods ended June 30, 2015 and 2014, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending June 30, 2015 and 2014, was approximately $1.2 million and $1.3 million, respectively, and was approximately $2.4 million and $2.6 million during the six months ending June 30, 2015 and 2014, respectively.

Troubled debt restructurings follow:

	June 30, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$27,540	$70,576		$98,116
Non-performing TDRs(1)	1,698	4,513	(2)	6,211
Total	$29,238	$75,089		$104,327

	December 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$29,475	$73,496		$102,971
Non-performing TDRs(1)	1,978	5,225	(2)	7,203
Total	$31,453	$78,721		$110,174

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $11.1 million and $12.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2015
Commercial
Income producing - real estate	1	$73	$73
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	17	17
Mortgage
1-4 family	1	25	40
Resort lending	1	313	309
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	23	24
Home equity - 2nd lien	3	58	58
Loans not secured by real estate	1	-	6
Other	-	-	-
Total	9	$509	$527

2014
Commercial
Income producing - real estate	1	$141	$122
Land, land development & construction-real estate	1	15	15
Commercial and industrial	2	1,177	1,439
Mortgage
1-4 family	3	226	229
Resort lending	1	339	341
Home equity - 1st lien	1	17	14
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	314	294
Home equity - 2nd lien	2	73	72
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	13	$2,302	$2,526

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2015
Commercial
Income producing - real estate	2	$229	$234
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	253	247
Mortgage
1-4 family	6	1,030	845
Resort lending	1	313	309
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	190	164
Home equity - 2nd lien	3	58	58
Loans not secured by real estate	1	-	6
Other	-	-	-
Total	21	$2,073	$1,863

2014
Commercial
Income producing - real estate	3	$354	$332
Land, land development & construction-real estate	1	15	15
Commercial and industrial	6	1,367	1,628
Mortgage
1-4 family	7	950	968
Resort lending	3	633	634
Home equity - 1st lien	1	17	14
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	420	372
Home equity - 2nd lien	5	294	292
Loans not secured by real estate	2	33	29
Other	-	-	-
Total	33	$4,083	$4,284

The troubled debt restructurings described above for 2015 increased the allowance for loan losses by $0.1 million and resulted in zero charge offs during the three months ended June 30, 2015, and increased the allowance by $0.1 million and resulted in zero charge offs during the six months ended June 30, 2015.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended June 30 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2015
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	65
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	1	4
Other	-	-
	2	$69

2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	253
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	1	$253

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the six-month periods ended June 30 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2015
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	2	157
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	1	4
Other	-	-
	3	$161

2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	253
Mortgage
1-4 family	-	-
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	1	$253

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2015 had no impact on the allowance for loan losses and resulted in zero charge offs during the three months ended June 30, 2015 and decreased the allowance for loan losses by $0.01 million and resulted in zero charge offs during the six months ended June 30, 2015.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the six months ended June 30, 2015 and 2014 in a manner that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, we perform an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.

Credit Quality Indicators – As part of our on on-going monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) weighted-average risk grade of commercial loans, (b) the level of classified commercial loans, (c) credit scores of mortgage and installment loan borrowers, (d) financial performance of certain counterparties for payment plan receivables and (e) delinquency history and non-performing loans.

For commercial loans, we use a loan rating system that is similar to those employed by state and federal banking regulators. Loans are graded on a scale of 1 to 12. A description of the general characteristics of the ratings follows:

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
June 30, 2015
Income producing - real estate	$244,392	$7,606	$6,058	$1,151	$259,207
Land, land development and construction - real estate	31,811	3,370	251	552	35,984
Commercial and industrial	374,628	35,160	5,114	2,467	417,369
Total	$650,831	$46,136	$11,423	$4,170	$712,560
Accrued interest included in total	$1,377	$146	$30	$-	$1,553

December 31, 2014
Income producing - real estate	$241,266	$8,649	$1,918	$1,233	$253,066
Land, land development and construction - real estate	30,869	2,485	390	594	34,338
Commercial and industrial	372,947	23,475	5,998	2,746	405,166
Total	$645,082	$34,609	$8,306	$4,573	$692,570
Accrued interest included in total	$1,479	$111	$25	$-	$1,615

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total

	(In thousands)
June 30, 2015
800 and above	$28,612	$12,812	$4,853	$6,646	$52,923
750-799	76,395	43,145	6,796	14,533	140,869
700-749	51,900	34,511	3,825	11,073	101,309
650-699	54,494	16,971	3,475	7,826	82,766
600-649	29,328	5,872	1,813	3,784	40,797
550-599	17,245	2,566	648	1,948	22,407
500-549	14,357	1,266	787	1,133	17,543
Under 500	4,351	997	210	406	5,964
Unknown	4,599	2,145	236	258	7,238
Total	$281,281	$120,285	$22,643	$47,607	$471,816
Accrued interest included in total	$1,349	$510	$95	$200	$2,154

December 31, 2014
800 and above	$27,918	$14,484	$3,863	$6,225	$52,490
750-799	72,674	45,950	6,128	14,323	139,075
700-749	52,843	32,660	3,054	9,642	98,199
650-699	51,664	20,250	3,257	8,194	83,365
600-649	27,770	6,538	1,704	3,862	39,874
550-599	21,361	3,639	994	1,721	27,715
500-549	14,575	2,156	699	1,401	18,831
Under 500	6,306	875	261	632	8,074
Unknown	4,075	2,184	242	674	7,175
Total	$279,186	$128,736	$20,202	$46,674	$474,798
Accrued interest included in total	$1,311	$562	$88	$209	$2,170

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total

	(In thousands)
June 30, 2015
800 and above	$2,189	$2,377	$39,189	$73	$43,828
750-799	4,762	7,711	81,899	557	94,929
700-749	2,816	5,259	34,688	594	43,357
650-699	3,987	4,413	15,871	498	24,769
600-649	2,299	2,452	5,014	263	10,028
550-599	2,002	1,581	2,223	122	5,928
500-549	800	875	1,062	53	2,790
Under 500	780	301	502	12	1,595
Unknown	65	16	2,105	29	2,215
Total	$19,700	$24,985	$182,553	$2,201	$229,439
Accrued interest included in total	$76	$89	$496	$17	$678

December 31, 2014
800 and above	$2,272	$2,835	$31,507	$60	$36,674
750-799	5,677	8,557	66,558	583	81,375
700-749	3,111	6,358	28,179	689	38,337
650-699	3,963	5,477	16,152	615	26,207
600-649	3,434	2,408	5,128	255	11,225
550-599	2,019	1,913	1,896	134	5,962
500-549	1,128	1,036	1,672	84	3,920
Under 500	393	427	455	28	1,303
Unknown	77	81	1,842	44	2,044
Total	$22,074	$29,092	$153,389	$2,492	$207,047
Accrued interest included in total	$93	$112	$445	$19	$669

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of June 30, 2015, approximately 60.4% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 25.8% of Mepco’s outstanding payment plan receivables as of June 30, 2015, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
June 30, 2015
AM Best rating
A+	$-	$17	$-	$17
A	4,850	9,674	-	14,524
A-	2,779	671	5,585	9,035
Not rated	16,891	98	12	17,001
Total	$24,520	$10,460	$5,597	$40,577

December 31, 2014
AM Best rating
A+	$-	$43	$-	$43
A	10,007	6,190	-	16,197
A-	1,989	685	5,054	7,728
Not rated	15,857	176	-	16,033
Total	$27,853	$7,094	$5,054	$40,001

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $3.4 million and $2.9 million at June 30, 2015 and December 31, 2014, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.0 million and $2.5 million at June 30, 2015 and December 31, 2014, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
Total assets
June 30, 2015	$2,214,504	$63,314	$289,977	$(278,841)	$2,288,954
December 31, 2014	2,174,536	63,378	286,158	(275,342)	2,248,730

For the three months ended June 30,
2015
Interest income	$18,701	$1,430	$20	$(20)	$20,131
Net interest income	17,717	1,218	(234)	-	18,701
Provision for loan losses	(138)	4	-	-	(134)
Income (loss) before income tax	8,843	(221)	(356)	(23)	8,243
Net income (loss)	5,935	(77)	(225)	(14)	5,619

2014
Interest income	$18,511	$1,846	$16	$(16)	$20,357
Net interest income	17,384	1,480	(326)	-	18,538
Provision for loan losses	(1,838)	(7)	-	-	(1,845)
Income (loss) before income tax	8,014	305	(397)	(23)	7,899
Net income (loss)	6,115	201	(136)	(128)	6,052

For the six months ended June 30,
2015
Interest income	$36,922	$2,761	$40	$(40)	$39,683
Net interest income	34,900	2,353	(461)	-	36,792
Provision for loan losses	(794)	1	-	-	(793)
Income (loss) before income tax	15,102	(512)	(739)	(47)	13,804
Net income (loss)	10,168	(269)	(469)	(30)	9,400

2014
Interest income	$36,709	$3,931	$16	$(16)	$40,640
Net interest income	34,467	3,162	(613)	-	37,016
Provision for loan losses	(1,395)	(22)	-	-	(1,417)
Income (loss) before income tax	12,692	661	(802)	(47)	12,504
Net income (loss)	9,297	444	(399)	(152)	9,190

(1)	Includes amounts relating to our parent company and certain insignificant operations.
(2)	Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

6.	Shareholders’ Equity and Earnings Per Common Share

On January 21, 2015, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2015.  We expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the six months ended June 30, 2015, we repurchased 277,415 shares of common stock for an aggregate purchase price of $3.7 million.

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

On November 15, 2011, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock under the terms of the Preservation Plan. The dividend is payable to the holders of common stock outstanding as of the close of business on November 15, 2011, or outstanding at any time thereafter but before the earlier of a "Distribution Date" and the date the Preservation Plan terminates. Each Right entitles the registered holder to purchase from us 1/1000 of a share of our Series C Junior Participating Preferred Stock, no par value per share ("Series C Preferred Stock"). Each 1/1000 of a share of Series C Preferred Stock has economic and voting terms similar to those of one whole share of common stock. The Rights are not exercisable and generally do not become exercisable until a person or group has acquired, subject to certain exceptions and conditions, beneficial ownership of 4.99% or more of the outstanding shares of common stock. At that time, each Right will generally entitle its holder to purchase securities of the Company at a discount of 50% to the current market price of the common stock. However, the Rights owned by the person acquiring beneficial ownership of 4.99% or more of the outstanding shares of common stock would automatically be void. The significant dilution that would result is expected to deter any person from acquiring beneficial ownership of 4.99% or more and thereby triggering the Rights.

To date, none of the Rights have been exercised or have become exercisable because no unpermitted 4.99% or more change in the beneficial ownership of the outstanding common stock has occurred. The Rights will generally expire on the earlier to occur of the close of business on November 15, 2016, and certain other events described in the Preservation Plan, including such date as our Board of Directors determines that the Preservation Plan is no longer necessary for its intended purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Net income	$5,619	$6,052	$9,400	$9,190

Weighted average shares outstanding (1)	22,889	22,928	22,943	22,908
Restricted stock units	310	305	310	304
Effect of stock options	120	126	120	126
Stock units for deferred compensation plan for non-employee directors	111	107	111	116
Weighted average shares outstanding for calculation of diluted earnings per share	23,430	23,466	23,484	23,454

Net income per common share
Basic (1)	$0.25	$0.26	$0.41	$0.40
Diluted	$0.24	$0.26	$0.40	$0.39

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.03 million and 0.03 million for the three-month periods ended June 30, 2015 and 2014, respectively and totaled 0.03 million and 0.03 million for the six-month periods ended June 30, 2015 and 2014, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2015
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$22,118	0.1	$542
Mandatory commitments to sell mortgage loans	53,935	0.1	336
Pay-fixed interest rate swap agreements	19,888	7.5	(222)
Pay-variable interest rate swap agreements	19,888	7.5	222
Total	$115,829	2.6	$878

	December 31, 2014
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$16,759	0.1	$437
Mandatory commitments to sell mortgage loans	38,600	0.1	(184)
Pay-fixed interest rate swap agreements	3,300	9.4	(182)
Pay-variable interest rate swap agreements	3,300	9.4	182
Total	$61,959	1.1	$253

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

In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate-Lock Commitments”).  These commitments expose us to interest rate risk.  We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate-Lock Commitments.  Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate-Lock Commitments and Mandatory Commitments are recognized currently as part of net gains on mortgage loans.  We obtain market prices on Mandatory Commitments and Rate-Lock Commitments.  Net gains on mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$542	Other assets	$437	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	336	Other assets	-	Other liabilities	-	Other liabilities	184
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	222	Other liabilities	182
Pay-variable interest rate swap agreements	Other assets	222	Other assets	182	Other liabilities	-	Other liabilities	-
Total derivatives		$1,100		$619		$222		$366

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2015	2014	Portion)	2015	2014	in Income (1)	2015	2014
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements (2)	$-	$-	Interest expense	$-	$(95)		$-	$-
Total	$-	$-		$-	$(95)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$(283)	$238
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	559	(271)
Pay-fixed interest rate swap agreements						Interest income	221	(99)
Pay-variable interest rate swap agreements						Interest income	(221)	99
U.S. Treasury short position						Gain on securities	-	52
Total							$276	$19

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
(2)	Relates to a terminated pay-fixed interest rate swap whose termination fee was included in accumulated other comprehensive income and was being amortized into earnings through December 31, 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2015	2014	Portion)	2015	2014	in Income (1)	2015	2014
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements (2)	$-	$-	Interest expense	$-	$(190)		$-	$-
Total	$-	$-		$-	$(190)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$105	$224
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	520	(354)
Pay-fixed interest rate swap agreements						Interest income	(40)	(99)
Pay-variable interest rate swap agreements						Interest income	40	99
U.S. Treasury short position						Gain on securities	-	52
Total							$625	$(78)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
(2)	Relates to a terminated pay-fixed interest rate swap whose termination fee was included in accumulated other comprehensive income and was being amortized into earnings through December 31, 2014.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$3,665	$6,118	$3,491

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2020 and thereafter in the following table.

(In thousands)

Six months ending December 31, 2015	$173
2016	347
2017	346
2018	346
2019	346
2020 and thereafter	895
Total	$2,453

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.3 million shares of common stock as of June 30, 2015.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2015. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During each first quarter period of 2015 and 2014, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock issued during 2015 cliff vest after a period of three years, the shares of restricted stock issued during 2014 vest ratably over three years and the PSUs issued in both periods cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for an index of our peers in the banking industry.  No long term incentive grants were made during the second quarters of 2015 or 2014.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.002 million shares and 0.007 million shares to directors during the first six months of 2015 and 2014, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.7 million during the three and six month periods ended June 30, 2015, respectively, and was $0.3 million and $0.5 million during the same periods in 2014, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2015, respectively and $0.1 million and $0.2 million for the same periods in 2014. Total expense recognized for non-employee director share based payments was $0.02 million and $0.03 million during the three and six month periods ended June 30, 2015, respectively, and was $0.05 million and $0.09 million during the same periods in 2014, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.01 million for the three and six month periods ended June 30, 2015, respectively and $0.02 million and $0.03 million during the same periods in 2014.

At June 30, 2015, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $2.1 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2015	281,820	$4.69
Granted	-
Exercised	(24,774)	3.33
Forfeited	(1,531)	4.72
Expired	(757)	13.81
Outstanding at June 30, 2015	254,758	$4.80	6.59	$2,293

Vested and expected to vest at June 30, 2015	252,880	$4.79	6.58	$2,278
Exercisable at June 30, 2015	198,882	$4.96	6.34	$1,772

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	407,130	$6.31
Granted	107,156	13.04
Vested	(22,119)	12.78
Forfeited	(3,380)	12.93
Outstanding at June 30, 2015	488,787	$7.45

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Intrinsic value	$187	$93	$243	$108
Cash proceeds received	$67	$26	$82	$36
Tax benefit realized	$65	$32	$85	$37

10.	Income Tax

Income tax expense was $2.6 million and $1.8 million during the three months ended June 30, 2015 and 2014, respectively and $4.4 million and $3.3 million during the six months ended June 30, 2015 and 2014, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both June 30, 2015 and 2014, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.0 million at both June 30, 2015 and December 31, 2014. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

At June 30, 2015 and December 31, 2014, we had approximately $1.0 million and $1.1 million, respectively of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2015.

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2015, the Bank had negative undivided profits of $21.2 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  During January of 2015, we requested regulatory approval for an additional $18.5 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 13, 2015, and the Bank returned $18.5 million of capital to the parent company on February 17, 2015.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 (as of January 1, 2015) capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2015 and December 31, 2014, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2015
Total capital to risk-weighted assets
Consolidated	$275,836	17.33%	$127,340	8.00%	NA	NA
Independent Bank	245,543	15.45	127,178	8.00	$158,972	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$255,639	16.06%	$95,505	6.00%	NA	NA
Independent Bank	225,439	14.18	95,383	6.00	$127,178	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$240,247	15.09%	$71,629	4.50%	NA	NA
Independent Bank	225,439	14.18	71,538	4.50	$103,332	6.50%

Tier 1 capital to average assets
Consolidated	$255,639	11.32%	$90,357	4.00%	NA	NA
Independent Bank	225,439	9.99	90,283	4.00	$112,853	5.00%

December 31, 2014
Total capital to risk-weighted assets
Consolidated	$265,163	18.06%	$117,427	8.00%	NA	NA
Independent Bank	247,883	16.90	117,374	8.00	$146,718	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$246,628	16.80%	$58,714	4.00%	NA	NA
Independent Bank	229,361	15.63	58,687	4.00	$88,031	6.00%

Tier 1 capital to average assets
Consolidated	$246,628	11.18%	$88,206	4.00%	NA	NA
Independent Bank	229,361	10.46	87,687	4.00	$109,609	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In thousands)
Total shareholders' equity	$254,375	$250,371	$249,477	$257,832
Add (deduct)
Accumulated other comprehensive (gain) loss for regulatory purposes	(408)	5,636	(408)	5,636
Intangible assets	(981)	(2,627)	(981)	(2,627)
Disallowed deferred tax assets	(12,739)	(40,500)	(22,649)	(30,728)
Disallowed capitalized mortgage loan servicing rights	-	(752)	-	(752)
Common equity tier 1 capital	240,247	212,128	225,439	229,361
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(19,108)	-	-	-
Tier 1 capital	255,639	246,628	225,439	229,361
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,197	18,535	20,104	18,522
Total risk-based capital	$275,836	$265,163	$245,543	$247,883

12.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net gain on other real estate and repossessed assets in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
June 30, 2015:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$180	$180	$-	$-
Securities available for sale
U.S. agency	36,271	-	36,271	-
U.S. agency residential mortgage-backed	217,980	-	217,980	-
U.S. agency commercial mortgage-backed	30,160	-	30,160	-
Private label residential mortgage-backed	5,460	-	5,460	-
Other asset backed	108,312	-	108,312	-
Obligations of states and political subdivisions	134,363	-	134,363	-
Corporate	22,635	-	22,635	-
Trust preferred	2,514	-	2,514	-
Loans held for sale	30,518	-	30,518	-
Derivatives (1)	1,100	-	1,100	-
Liabilities
Derivatives (2)	222	-	222	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,895	-	-	8,895
Impaired loans (4)
Commercial
Income producing - real estate	852	-	-	852
Land, land development & construction-real estate	126	-	-	126
Commercial and industrial	1,774	-	-	1,774
Mortgage
1-4 Family	631	-	-	631
Resort Lending	141	-	-	141
Other real estate (5)
Commercial
Land, land development & construction-real estate	639	-	-	639
Commercial and industrial	165	-	-	165
Mortgage
1-4 Family	135	-	-	135
Resort Lending	251	-	-	251
Home equity - 1st lien	10	-	-	10
Installment
Home equity - 1st lien	43	-	-	43

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2015 and 2014.

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2015			2014
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$(23)	$-	$(23)	$111	$-	$111
Loans held for sale	-	(121)	(121)	-	348	348

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2015 and 2014 relating to assets measured at fair value on a non-recurring basis:

•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.9 million which is net of a valuation allowance of $3.2 million at June 30, 2015, and had a carrying amount of $9.2 million which is net of a valuation allowance of $3.8 million at December 31, 2014. A recovery (charge) of $1.2 million and $0.5 million was included in our results of operations for the three and six month periods ending June 30, 2015, respectively and $(0.2) million and $(0.5) million during the same periods in 2014.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $6.6 million, with a valuation allowance of $3.1 million at June 30, 2015, and had a carrying amount of $8.2 million, with a valuation allowance of $3.1 million at December 31, 2014. The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.5 million and $0.2 million for the three month periods ending June 30, 2015 and 2014, respectively, and an expense of $1.0 million and $1.5 million for the six month periods ending June 30, 2015 and 2014, respectively.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $1.2 million which is net of a valuation allowance of $2.3 million at June 30, 2015, and a carrying amount of $1.9 million which is net of a valuation allowance of $2.5 million at December 31, 2014. An additional charge relating to other real estate measured at fair value of $0.22 million and $0.37 million was included in our results of operations during the three and six month periods ended June 30, 2015, respectively and $0.03 million and $0.06 million during the same periods in 2014.

We had no assets or liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the three months ended June 30, 2015 and 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset (Liability)
	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
June 30, 2015
Capitalized mortgage loan servicing rights	$8,895	Present value of net servicing revenue	Discount rate	10.02%
			Cost to service	$80
			Ancillary income	24
			Float rate	1.79%

Impaired loans
Commercial (1)	2,220	Sales comparison approach	Adjustment for differences between comparable sales	(2.3)%
		Income approach	Capitalization rate	9.3
Mortgage	772	Sales comparison approach	Adjustment for differences between comparable sales	5.6

Other real estate
Commercial	804	Sales comparison approach	Adjustment for differences between comparable sales	(3.9)
Mortgage and installment	439	Sales comparison approach	Adjustment for differences between comparable sales	20.6

December 31, 2014
Capitalized mortgage loan servicing rights	$9,197	Present value of net servicing revenue	Discount rate	10.07%
			Cost to service	$82
			Ancillary income	25
			Float rate	1.77%

Impaired loans
Commercial (1)	2,751	Sales comparison approach	Adjustment for differences between comparable sales	(3.8)%
		Income approach	Capitalization rate	9.3
Mortgage	1,306	Sales comparison approach	Adjustment for differences between comparable sales	8.6

Other real estate
Commercial	1,216	Sales comparison approach	Adjustment for differences between comparable sales	(9.0)
Mortgage and installment	690	Sales comparison approach	Adjustment for differences between comparable sales	34.3

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2015 and December 31, 2014, we had an impaired collateral dependent commercial relationship that totaled $0.5 million and $1.1 million, respectively that was primarily secured by collateral other than real estate.  Collateral securing this relationship primarily included machinery and equipment, accounts receivable, inventory and company stock.  Valuation techniques at June 30, 2015, included discounting restructuring firm valuations based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 0% to 100% of stated values.  Valuation techniques at December 31, 2014, included discounting cost and financial statement value approaches based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 35% to 100% of stated values.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2015	$30,518	$503	$30,015
December 31, 2014	23,662	624	23,038

13.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2015
Assets
Cash and due from banks	$44,272	$44,272	$44,272	$-	$-
Interest bearing deposits	14,045	14,045	14,045	-	-
Interest bearing deposits - time	10,853	10,892	-	10,892	-
Trading securities	180	180	180	-	-
Securities available for sale	557,695	557,695	-	557,695	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,146	NA	NA	NA	NA
Net loans and loans held for sale	1,455,939	1,435,236	-	30,518	1,404,718
Accrued interest receivable	6,059	6,059	1	1,647	4,411
Derivative financial instruments	1,100	1,100	-	1,100	-

Liabilities
Deposits with no stated maturity (1)	$1,594,948	$1,594,948	$1,594,948	$-	$-
Deposits with stated maturity (1)	366,469	365,081	-	365,081	-
Other borrowings	12,325	14,165	-	14,165	-
Subordinated debentures	35,569	24,117	-	24,117	-
Accrued interest payable	392	392	20	372	-
Derivative financial instruments	222	222	-	222	-

December 31, 2014
Assets
Cash and due from banks	$48,326	$48,326	$48,326	$-	$-
Interest bearing deposits	25,690	25,690	25,690	-	-
Interest bearing deposits - time	13,561	13,585	-	13,585	-
Trading securities	203	203	203	-	-
Securities available for sale	533,178	533,178	-	533,178	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	19,919	NA	NA	NA	NA
Net loans and loans held for sale	1,407,634	1,394,424	-	23,662	1,370,762
Accrued interest receivable	5,995	5,995	2	1,599	4,394
Derivative financial instruments	619	619	-	619	-

Liabilities
Deposits with no stated maturity (1)	$1,534,175	$1,534,175	$1,534,175	$-	$-
Deposits with stated maturity (1)	390,127	389,139	-	389,139	-
Other borrowings	12,470	14,560	-	14,560	-
Subordinated debentures	35,569	23,328	-	23,328	-
Accrued interest payable	380	380	21	359	-
Derivative financial instruments	366	366	-	366	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $12.5 million and $13.6 million at June 30, 2015 and December 31, 2014, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $36.5 million and $40.1 million at June 30, 2015 and December 31, 2014, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At June 30, 2015 and December 31, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $7.3 million and $7.2 million, respectively.  Mepco is currently in the process of working to recover these receivables, primarily through litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expense totaled $0.03 million and $0.07 million for the three month periods ended June 30, 2015 and 2014, respectively and totaled $0.06 million and $0.14 million for the six month periods ended June 30, 2015 and 2014, respectively.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was an expense of $0.05 million and $0.02 million for the three months ended June 30, 2015 and 2014, respectively and a credit of $0.02 million and $0.47 million for the six months ended June 30, 2015 and 2014, respectively.  The credit provision in the first six months of 2015 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of 2014.  The credit provision in the first six months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million at both June 30, 2015 and December 31, 2014. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at June 30, 2015 and December 31, 2014 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Available for Sale Securities	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Settled Derivatives	Total
For the three months ended June 30,
2015
Balances at beginning of period	$1,596	$(5,798)	$-	$(4,202)
Other comprehensive loss before reclassifications	(1,188)	-	-	(1,188)
Amounts reclassified from AOCL	-	-	-	-
Net current period other comprehensive loss	(1,188)	-	-	(1,188)
Balances at end of period	$408	$(5,798)	$-	$(5,390)

2014
Balances at beginning of period	$(1,661)	$(5,798)	$(185)	$(7,644)
Other comprehensive income before reclassifications	1,286	-	-	1,286
Amounts reclassified from AOCL	(1)	-	61	60
Net current period other comprehensive income	1,285	-	61	1,346
Balances at end of period	$(376)	$(5,798)	$(124)	$(6,298)

For the six months ended June 30,
2015
Balances at beginning of period	$162	$(5,798)	$-	$(5,636)
Other comprehensive income before reclassifications	295	-	-	295
Amounts reclassified from AOCL	(49)	-	-	(49)
Net current period other comprehensive ncome	246	-	-	246
Balances at end of period	$408	$(5,798)	$-	$(5,390)

2014
Balances at beginning of period	$(3,200)	$(5,798)	$(247)	$(9,245)
Other comprehensive income before reclassifications	2,825	-	-	2,825
Amounts reclassified from AOCL	(1)	-	123	122
Net current period other comprehensive income	2,824	-	123	2,947
Balances at end of period	$(376)	$(5,798)	$(124)	$(6,298)

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

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2015
Unrealized gains on available for sale securities
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Tax expense
	$-	Reclassifications, net of tax

2014
Unrealized gains on available for sale securities
	$2	Net gains on securities
	-	Net impairment loss recognized in earnings
	2	Total reclassifications before tax
	1	Tax expense
	$1	Reclassifications, net of tax

Unrealized gains on settled derivatives
	$(95)	Interest expense
	(34)	Tax benefit
	$(61)	Reclassification, net of tax

	$(60)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2015
Unrealized gains on available for sale securities
	$75	Net gains on securities
	-	Net impairment loss recognized in earnings
	75	Total reclassifications before tax
	26	Tax expense
	$49	Reclassifications, net of tax

2014
Unrealized gains on available for sale securities
	$2	Net gains on securities
	-	Net impairment loss recognized in earnings
	2	Total reclassifications before tax
	1	Tax expense
	$1	Reclassifications, net of tax

Unrealized gains on settled derivatives
	$(190)	Interest expense
	(67)	Tax benefit
	$(123)	Reclassification, net of tax

	$(122)	Total reclassifications for the period, net of tax

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

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. Beginning in 2001, we have experienced a difficult economy in Michigan which had at times, a significant adverse effect on our performance.  As a result of the recession, we incurred net losses from 2008 through 2011 and found it necessary to take certain steps to preserve capital and maintain our regulatory capital ratios.

Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2015, albeit at an uneven pace.  There has been an overall decline in the unemployment rate and housing prices and other related statistics (such as home sales and new building permits) have generally been improving.  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of loan net charge-offs.  As a result of the foregoing factors and others, we returned to profitability in 2012 and have now been profitable for 14 consecutive quarters.  In addition, we completed various transactions to improve our capital structure.

Recent Developments. On April 29, 2015 the Bank entered into a Purchase and Assumption Agreement (“PAA”) with Isabella Bank (based in Mt. Pleasant, Michigan).  Pursuant to the PAA, we are selling the fixed assets (including an automated teller machine), real property and certain other assets of our bank branch located at 210 South Saginaw Road, Midland, Michigan (the “Midland Branch”) to Isabella Bank.  The deposit liabilities of the Midland Branch (which totaled approximately $13.8 million at June 30, 2015) will be assumed by Isabella Bank.  Under the terms of the PAA, Isabella Bank will pay a premium equal to 6.0% of the average deposit liabilities (based on the 20-day average ending two business days prior to the closing date) of the Midland Branch and $850,000 for the real property and fixed assets (including the ATM).  The real property and the fixed assets (including the ATM) had a net book value of approximately $0.2 million as of June 30, 2015.  Subject to the satisfaction of customary closing conditions, the closing of the transaction is expected to occur on August 28, 2015.

In January 2015, we adopted a plan to consolidate certain branch offices (the “Branch Consolidation”). This Branch Consolidation reflects our ongoing cost reduction initiatives and undertakings to further improve the overall efficiency of our operations.  The Branch Consolidation resulted in the closing of six of our branch offices on April 30, 2015.  It is expected that the aggregate, annual reduction in non-interest expenses resulting from the Branch Consolidation will amount to approximately $1.6 million.  We also estimate a potential annual loss of revenue of approximately $0.3 million to $0.4 million due to possible customer attrition. We also undertook certain additional staffing reductions related to our retail banking operations. In connection with the Branch Consolidation and these staffing reductions, we recorded $0.2 million of severance expenses in the first quarter of 2015.  We recorded a net gain of approximately $0.2 million in the second quarter of 2015 (included in Other Non-Interest Income) that was comprised of a $0.3 million gain on the sale of the real property of two of the branches that was partially offset by $0.1 million of write downs of the fixed assets (including real property) of the other four branches.  We are in the process of disposing of the real property associated with these other four branches.

Index
Regulation. On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We were subject to the New Capital Rules beginning on January 1, 2015 and as of June 30, 2015 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition for the second quarter and first six months of 2015 as compared to 2014.

Results of Operations

Summary.  We recorded net income of $5.6 million and $6.1 million, respectively, during the three months ended June 30, 2015 and 2014.  The decline in 2015 results as compared to 2014 primarily reflects an increase in the provision for loan losses (a smaller credit) and an increase in income tax expense that were partially offset by increases in net interest income and non-interest income and by a decrease in non-interest expenses.

We recorded net income of $9.4 million and $9.2 million, respectively, during the six months ended June 30, 2015 and 2014.  The increase in 2015 year-to-date results as compared to 2014 primarily reflects an increase in non-interest income and a decrease in non-interest expenses that were partially offset by a decrease in net interest income, an increase in the provision for loan losses (a smaller credit) and an increase in income tax expense.

Index
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (annualized) to
Average assets	0.98%	1.08%	0.83%	0.83%
Average common shareholders’ equity	8.86	10.13	7.46	7.81

Net income per common share
Basic	$0.25	$0.26	$0.41	$0.40
Diluted	0.24	0.26	0.40	0.39

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

Our net interest income totaled $18.7 million during the second quarter of 2015, an increase of $0.2 million, or 0.9% from the year-ago period.  The increase in net interest income in 2015 compared to 2014 primarily reflects a $74.6 million increase in average interest-earning assets that was partially offset by a 12 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”)

For the first six months of 2015, net interest income totaled $36.8 million, a decrease of $0.2 million, or 0.6% from 2014.  Our net interest margin for the first six months of 2015 declined to 3.60% compared to 3.76% in 2014.  The impact of the lower net interest margin was partially offset by a $72.7 million increase in average interest-earning assets.

The decline in our net interest margin is primarily due to the prolonged low interest rate environment that has pushed our average yield on loans lower.

Interest rates have generally been at extremely low levels since 2008 due primarily to the FRB’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has had an adverse impact on our interest income and net interest income.   Based on recent announcements by the FRB, short-term interest rates are expected to remain extremely low until at least late-2015.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), we would expect that our net interest margin will generally benefit on a long-term basis from rising interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2015 non-accrual loans averaged $13.2 million and $14.1 million, respectively compared to $19.4 million and $19.0 million, respectively for the same periods in 2014.  In addition, in the second quarter and first six months of 2015 we had net recoveries of $0.130 million and $0.178 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.159 million and $0.152 million, respectively, during the same periods in 2014.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2015				2014
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)

	(Dollars in thousands)
Assets (1)
Taxable loans	$1,449,218	$17,707	4.90%	$1,373,429	$18,094	5.28%
Tax-exempt loans (2)	4,198	67	6.40	5,092	80	6.30
Taxable securities	529,345	1,869	1.41	486,043	1,596	1.32
Tax-exempt securities (2)	31,397	341	4.34	42,849	439	4.11
Interest bearing cash and repurchase agreement	50,664	54	0.43	77,502	67	0.35
Other investments	18,145	235	5.19	23,414	261	4.47
Interest Earning Assets	2,082,967	20,273	3.90	2,008,329	20,537	4.10
Cash and due from banks	42,980			43,314
Other assets, net	167,499			186,342
Total Assets	$2,293,446			$2,237,985

Liabilities
Savings and interest- bearing checking	$990,019	260	0.11	$963,662	266	0.11
Time deposits	371,304	707	0.76	419,190	994	0.95
Other borrowings	47,986	463	3.87	56,503	559	3.97
Interest Bearing Liabilities	1,409,309	1,430	0.41	1,439,355	1,819	0.51
Non-interest bearing deposits	603,706			525,441
Other liabilities	25,948			33,568
Shareholders’ equity	254,483			239,621
Total liabilities and shareholders’ equity	$2,293,446			$2,237,985

Net Interest Income		$18,843			$18,718

Net Interest Income as a Percent of Average Interest Earning Assets			3.62%			3.74%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,434,817	$34,902	4.89%	$1,371,274	$36,256	5.32%
Tax-exempt loans (2)	4,279	135	6.36	5,142	162	6.35
Taxable securities	517,941	3,627	1.40	464,035	2,979	1.29
Tax-exempt securities (2)	32,630	674	4.13	41,941	838	4.03
Interest bearing cash and repurchase agreement	62,850	124	0.40	93,093	158	0.34
Other investments	19,063	503	5.32	23,416	593	5.11
Interest Earning Assets	2,071,580	39,965	3.88	1,998,901	40,986	4.13
Cash and due from banks	44,500			44,370
Other assets, net	169,678			187,290
Total Assets	$2,285,758			$2,230,561

Liabilities
Savings and interest- bearing checking	$987,763	526	0.11	$955,026	529	0.11
Time deposits	374,115	1,448	0.78	431,343	2,024	0.95
Other borrowings	48,012	917	3.85	55,422	1,071	3.90
Interest Bearing Liabilities	1,409,890	2,891	0.41	1,441,791	3,624	0.51
Non-interest bearing deposits	596,935			518,491
Other liabilities	24,951			32,944
Shareholders’ equity	253,982			237,335
Total liabilities and shareholders’ equity	$2,285,758			$2,230,561

Net Interest Income		$37,074			$37,362

Net Interest Income as a Percent of Average Interest Earning Assets			3.60%			3.76%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Provision for loan losses.  The provision for loan losses was a credit of $0.1 million and $1.8 million during the three months ended June 30, 2015 and 2014, respectively. During the six-month periods ended June 30, 2015 and 2014, the provision was a credit of $0.8 million and $1.4 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2015.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $11.0 million during the second quarter of 2015 compared to $10.1 million in 2014.  For the first six months of 2015 non-interest income totaled $19.9 million compared to $19.0 million for the first six months of 2014.  The quarterly and year-to-date comparative increases are primarily due to increases in interchange income, net gains on mortgage loans, mortgage loan servicing income and title insurance fees that were partially offset by decreases in service charges on deposit accounts and other non-interest income.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Service charges on deposit accounts	$3,117	$3,532	$5,967	$6,587
Interchange income	2,240	2,067	4,382	4,008
Net gains (losses) on assets:
Mortgage loans	1,784	1,505	3,923	2,649
Securities	(33)	54	52	166
Mortgage loan servicing	1,452	193	1,032	457
Investment and insurance commissions	487	499	933	901
Bank owned life insurance	325	341	675	660
Title insurance fees	337	217	593	491
Other	1,278	1,668	2,392	3,112
Total non-interest income	$10,987	$10,076	$19,949	$19,031

Service charges on deposit accounts declined on both a comparative quarterly and year-to-date basis in 2015 as compared to 2014.  The decrease in such service charges in 2015 principally results from a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the decline in NSF occurrences is principally due to our customers managing their finances more closely in order to reduce NSF activity and avoid the associated fees.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2015 as compared to 2014.  The increase in interchange income in 2015 as compared to 2014 primarily results from a new Debit Brand Agreement with MasterCard (which replaced our former agreement with VISA) that we executed in January 2014.  We began converting our debit card base to MasterCard in June 2014 and completed the conversion in September 2014.

Index
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

Net gains on mortgage loans increased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended June 30,		Six months ended June 30
	2015	2014	2015	2014
	(Dollars in thousands)
Mortgage loans originated	$101,306	$65,430	$181,096	$109,671
Mortgage loans sold	82,167	46,965	150,894	94,083
Mortgage loans sold with servicing rights released	773	8,357	3,442	16,218
Net gains on the sale of mortgage loans	1,784	1,505	3,923	2,649
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.17%	3.20%	2.60%	2.82%
Fair value adjustments included in the Loan Sales Margin	(0.07)	0.61	0.33	0.23

The increases in mortgage loan originations, sales and net gains in 2015 as compared to 2014 is due primarily to a decrease in mortgage loan interest rates during the first four months of 2015 that resulted in an increase in  mortgage loan refinance volumes.  However, mortgage loan interest rates have increased during the last two months of the second quarter of 2015 and, as a result, we anticipate mortgage loan refinance volumes to decline in the second half of 2015.

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.24% and 2.59% in the second quarters of 2015 and 2014, respectively and 2.27% and 2.59% for the comparative 2015 and 2014 year-to-date periods, respectively.  The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2015 was generally due to a narrowing of primary-to-secondary market pricing spreads reflecting increased price competition. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Index
Securities net gains (losses) totaled $(0.03) million and $0.05 million during the three and six months ended June 30, 2015, respectively, and $0.05 million and $0.17 million for the respective comparable periods in 2014.  The second quarter 2015 securities net loss was due to a decline in the fair value of our trading securities.  The 2015 year to date securities net gain was due primarily to the sale of U.S. agency residential mortgage-backed securities.  The 2014 net securities gains were due primarily to fair value adjustments related to the short sale of a U.S. Treasury security and an increase in the fair value of trading securities. (See “Securities.”)

We recorded no net impairment losses in either 2015 or 2014 for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated income of $1.5 million and $1.0 million in the second quarter and first six months of 2015, respectively, compared to income of $0.2 million and $0.5 million in the corresponding periods of 2014, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$11,318	$13,273	$12,106	$13,710
Originated servicing rights capitalized	787	382	1,450	764
Amortization	(800)	(665)	(1,559)	(1,199)
Change in valuation allowance	1,230	(194)	538	(479)
Balance at end of period	$12,535	$12,796	$12,535	$12,796

Valuation allowance at end of period	$3,235	$3,334	$3,235	$3,334

At June 30, 2015 we were servicing approximately $1.65 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.36% and a weighted average service fee of approximately 25.3 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2015 totaled $12.5 million, representing approximately 76 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $13.2 million at June 30, 2015.

Index
Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues were relatively unchanged on both a quarterly and year-to-date basis in 2015 as compared to 2014.

Income from bank owned life insurance was relatively consistent on both a comparative quarterly and year-to-date basis in 2015 compared to 2014 reflecting a stable average crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.3 million and $53.6 million at June 30, 2015 and December 31, 2014, respectively.

Title insurance fees were higher on both a comparative quarterly and year-to-date basis in 2015 as compared to 2014.  The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated. During 2015, an increase in title insurance revenues related to mortgage loans was partially offset by a decline in title insurance revenues related to commercial loans and a lower retention bonus as compared to 2014.

Other non-interest income decreased on both a comparative quarterly and year-to-date basis in 2015 compared to 2014.  This decrease is primarily due to a decline in rental income on other real estate (“ORE”) due to the sales of such properties.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense decreased by $1.0 million to $21.6 million and by $1.2 million to $43.7 million during the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014.  These decreases were primarily due to declines in loan and collection costs as well as several other expense categories (occupancy, furniture, fixtures and equipment, advertising, FDIC deposit insurance, interchange expense, supplies and credit card and bank service fees).

Index
Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Compensation	$8,131	$8,439	$16,461	$16,747
Performance-based compensation	1,744	1,233	3,032	2,145
Payroll taxes and employee benefits	1,916	2,146	4,083	4,164
Compensation and employee benefits	11,791	11,818	23,576	23,056
Occupancy, net	2,040	2,153	4,459	4,636
Data processing	2,027	1,777	3,957	3,863
Loan and collection	967	1,427	2,122	2,892
Furniture, fixtures and equipment	965	1,053	1,917	2,122
Communications	694	711	1,430	1,500
Advertising	448	601	932	1,120
Legal and professional fees	453	420	833	821
FDIC deposit insurance	351	422	694	839
Interchange expense	289	342	580	744
Supplies	216	258	429	497
Credit card and bank service fees	203	245	405	508
Amortization of intangible assets	87	134	174	268
Vehicle service contract counterparty contingencies	30	73	59	141
Costs related to unfunded lending commitments	4	5	20	15
Provision for loss reimbursement on sold loans	45	15	(24)	(466)
Net gains on ORE and repossessed assets	(139)	(38)	(178)	(125)
Other	1,108	1,144	2,345	2,529
Total non-interest expense	$21,579	$22,560	$43,730	$44,960

Compensation and employee benefits expenses, in total, decreased slightly on a quarterly comparative basis and increased $0.5 million, or 2.3%, for the first six months of 2015 compared to the same periods in 2014.

Compensation expense decreased by $0.3 million, or 3.6%, and by $0.3 million, or 1.7%, in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014.  Average full-time equivalent employees (“FTEs”) were reduced by approximately 4.7% and  3.8% during the second quarter and first six months of 2015, respectively, compared to the year ago periods.  However, the impact of the FTE reductions was partially offset by merit raises granted in 2015.

Performance-based compensation increased by $0.5 million and by $0.9 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, due primarily to a higher accrual for anticipated incentive compensation based on our estimated 2015 performance as compared to goals.

Payroll taxes and employee benefits decreased by $0.2 million and $0.1 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, due primarily to declines in medical insurance, workers’ compensation insurance, and employee training costs.

Index
Occupancy, net, decreased by $0.1 million and $0.2 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014.  These declines are primarily due to decreases in utility costs, real estate property taxes and property insurance which reflect fewer properties owned due to sales or other dispositions.

Data processing expenses increased by $0.25 million and by $0.1 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, due primarily to costs associated with a new sales and marketing system and the outsourcing of certain network and desktop delivery functions as well as an increase in mobile banking expenses.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2015, which primarily reflects the overall year-over-year decrease in non-performing assets. (See “Portfolio Loans and asset quality.”)

Furniture, fixtures and equipment, communications, and supplies expenses were all lower on both a comparative quarterly and year-to-date basis, which primarily reflects our cost reduction efforts.

Advertising expenses were lower on both a comparative quarterly and year-to-date basis due primarily to a reduction in outdoor (billboard) advertising and 2014 including expenses related to a website redesign.

Legal and professional fees increased slightly on both a comparative quarterly and year-to-date basis due primarily to an increase in legal fees at Mepco related to counterparty litigation associated with collection matters.

FDIC deposit insurance expense decreased by $0.07 million and by $0.15 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. The decline in 2015 principally reflects a reduction in the Bank’s risk based premium rate due to our continued improving financial metrics.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost has declined on both a comparative quarterly and year-to-date basis due primarily to the impact of a new seven-year core data processing contract that we executed in March 2015.

Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2015 compared to 2014.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.5 million and $2.6 million at June 30, 2015 and December 31, 2014, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index
We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.03 million and $0.06 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2015, respectively, compared to $0.07 million and $0.14 million, respectively, for the same periods in 2014.

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

The provision for loss reimbursement on sold loans was an expense of $0.05 million and a credit of $0.02 million in the second quarter and first six months of 2015, respectively, compared to an expense of $0.02 million and a credit of $0.47 million in the second quarter and first six months of 2014, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae and Freddie Mac).  The credit provision in the first half of 2015 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of 2014. The credit provision in the first half of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million at both June 30, 2015 and December 31, 2014, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at June 30, 2015 and December 31, 2014 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
Net gains on ORE and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The net gains of $0.14 million and $0.18 million recorded in the second quarter and first six months of 2015, respectively (as compared to net gains of $0.04 million and $0.13 million, respectively, recorded in the same periods in 2014) primarily reflect greater stability in real estate prices during the last two years, with some markets even experiencing price increases.

Other non-interest expenses were relatively unchanged and decreased by $0.2 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014.  The year-to-date comparative decline is due primarily to decreases in insurance costs and fraud related expenses.

Income tax expense.  We recorded an income tax expense of $2.6 million and $4.4 million in the second quarter and the first six months of 2015, respectively. This compares to an income tax expense of $1.8 million and $3.3 million in the second quarter and the first six months of 2014, respectively.

Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the second quarter and year-to-date 2014 income tax expense was reduced by a credit of approximately $0.7 million due to a true-up of the amount of unrecognized tax benefits relative to certain net operating loss carryforwards and the reversal of a valuation allowance on our capital loss carryforward that we believed was more likely than not to be realized due to a strategy executed during the second quarter of 2014 that generated a capital gain.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both June 30, 2015 and 2014, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.0 million at both June 30, 2015 and December 31, 2014. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

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

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Independent Bank	$5,935	$6,115	$10,168	$9,297
Mepco	(77)	201	(269)	444
Other(1)	(225)	(136)	(469)	(399)
Elimination	(14)	(128)	(30)	(152)
Net income	$5,619	$6,052	$9,400	$9,190

(1)	Includes amounts relating to our parent company and certain insignificant operations.

The decrease in second quarter net income at Independent Bank in 2015 compared to 2014 is primarily due to increases in the provision for loan losses (a smaller credit) and in income tax expense that were partially offset by increases in net interest income and non-interest income and a decrease in non-interest expense.  The increase in year-to-date net income at Independent Bank in 2015 compared to 2014 is primarily due to increases in net interest income and non-interest income and a decrease in non-interest expense that were partially offset by increases in the provision for loan losses (a smaller credit) and in income tax expense.  (See “Net interest income,” “Provision for loan losses,” “Non-interest income,” “Non-interest expense,” “Income tax expense,” and “Portfolio Loans and asset quality.”)

The change in Mepco’s results (net losses in 2015 compared to net income in 2014) is due to a decrease in net interest income as a result of a decline in year-over-year average payment plan receivables and a decrease in non-interest income due to a decline in rental income on ORE that were partially offset by a decrease in non-interest expense.  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.25%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

Index
Financial Condition

Summary.  Our total assets increased by $40.2 million during the first six months of 2015 due primarily to increases in securities available for sale and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.45 billion at June 30, 2015, an increase of $40.0 million, or 2.8%, from December 31, 2014.  (See "Portfolio Loans and asset quality.")

Deposits totaled $1.96 billion at June 30, 2015, compared to $1.92 billion at December 31, 2014.  The $37.1 million increase in total deposits during the period is primarily due to growth in checking and savings account balances.

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

Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
June 30, 2015	$557,068	$3,217	$2,590	$557,695
December 31, 2014	532,930	3,317	3,069	533,178

Securities available for sale increased during 2015 due primarily to the purchase of U.S. government-sponsored agency mortgage-backed securities, asset-backed securities, and municipal securities. The securities were purchased to utilize cash and cash equivalents as well as to utilize funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss. We recorded no net other than temporary impairment charges in earnings on securities in 2015 or 2014.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Six months ended June 30,
	2015	2014
	(In thousands)

Proceeds	$11,786	$5,126

Gross gains	$75	$2
Gross losses	-	-
Net impairment charges	-	-
Fair value adjustments	(23)	164
Net gains	$52	$166

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

Index
Non-performing assets (1)

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Non-accrual loans	$12,274	$15,231
Loans 90 days or more past due and still accruing interest	63	7
Total non-performing loans	12,337	15,238
Other real estate and repossessed assets	4,471	6,454
Total non-performing assets	$16,808	$21,692

As a percent of Portfolio Loans
Non-performing loans	0.85%	1.08
Allowance for loan losses	1.70	1.84
Non-performing assets to total assets	0.73	0.96
Allowance for loan losses as a percent of non-performing loans	199.29	170.56

(1)	Excludes loans classified as "trouble debt restructured" that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings ("TDR")

	June 30, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$27,540	$70,576		$98,116
Non-performing TDR's(1)	1,698	4,513	(2)	6,211
Total	$29,238	$75,089		$104,327

	December 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$29,475	$73,496		$102,971
Non-performing TDR's(1)	1,978	5,225	(2)	7,203
Total	$31,453	$78,721		$110,174

(1)	Included in non-performing assets table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $2.9 million, or 19.0%, during the first half of 2015 due principally to decreases in non-performing mortgage and consumer/installment loans. These declines primarily reflect reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $98.1 million, or 6.8% of total Portfolio Loans, and $103.0 million, or 7.3% of total Portfolio Loans, at June 30, 2015 and December 31, 2014, respectively. The decrease in the amount of performing TDRs in the first half of 2015 reflects declines in both commercial loan and retail loan TDRs.

ORE and repossessed assets totaled $4.5 million at June 30, 2015, compared to $6.5 million at December 31, 2014. This decrease is primarily the result of sales of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.09% on an annualized basis in the first six months of 2015 compared to 0.40% in the first six months of 2014.  The $2.1 million decline in loan net charge-offs is primarily due to a $1.8 million decrease in commercial loan net charge-offs as well as slight decreases in mortgage and consumer/installment loan net charge-offs.  The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Allowance for loan losses

	Six months ended June 30,
	2015		2014
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$25,990	$539	$32,325	$508
Additions (deductions)
Provision for loan losses	(793)	-	(1,417)	-
Recoveries credited to allowance	2,245	-	3,959	-
Loans charged against the allowance	(2,856)	-	(6,670)	-
Additions (deductions) included in non-interest expense	-	20	-	15
Balance at end of period	$24,586	$559	$28,197	$523

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.09%		0.40%

Index
Allocation of the Allowance for Loan Losses

	June 30, 2015	December 31, 2014
	(In thousands)
Specific allocations	$12,535	$13,233
Other adversely rated commercial loans	1,525	761
Historical loss allocations	5,638	6,773
Additional allocations based on subjective factors	4,888	5,223
Total	$24,586	$25,990

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded an expense of $0.001 million and a credit of $0.02 million in the first six months of 2015 and 2014, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.07 million at both June 30, 2015 and December 31, 2014. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $1.4 million to $24.6 million at June 30, 2015 from $26.0 million at December 31, 2014 and was equal to 1.70% of total Portfolio Loans at June 30, 2015 compared to 1.84% at December 31, 2014. Three of the four components of the allowance for loan losses outlined above declined in the first six months of 2015. The allowance for loan losses related to specific loans decreased $0.7 million in 2015 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans increased $0.8 million in 2015 primarily due to an increase in the balance of such loans included in this component to $42.1 million at June 30, 2015 from $30.6 million at December 31, 2014. The allowance for loan losses related to historical losses decreased $1.1 million during 2015 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans). The allowance for loan losses related to subjective factors decreased $0.3 million during 2015 primarily due to the improvement of various economic indicators used in computing this portion of the allowance.

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

Deposits totaled $1.96 billion and $1.92 billion at June 30, 2015 and December 31, 2014, respectively.  The $37.1 million increase in deposits in the first half of 2015 is due to growth in checking and savings deposit account balances.  Reciprocal deposits totaled $49.0 million and $53.7 million at June 30, 2015 and December 31, 2014, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2015, we had approximately $400.0 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $12.3 million and $12.5 million at June 30, 2015 and December 31, 2014, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2015, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $62.6 million, or 3.2% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first six months of 2015 and 2014, we entered into $16.6 million and $2.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.3 million and $0.05 million of fee income related to these transactions during the first six months of 2015 and 2014, respectively.

Index
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

At June 30, 2015, we had $232.1 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.59 billion of our deposits at June 30, 2015, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $29.5 million as of June 30, 2015 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Index
Capitalization

	June 30, 2015	December 31, 2014
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	349,580	352,462
Accumulated deficit	(89,815)	(96,455)
Accumulated other comprehensive loss	(5,390)	(5,636)
Total shareholders’ equity	254,375	250,371
Total capitalization	$288,875	$284,871

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

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2015 and December 31, 2014. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $254.4 million at June 30, 2015 from $250.4 million at December 31, 2014, due primarily to our net income in the first six months of 2015 as well as a decline in our accumulated other comprehensive loss that were partially offset by dividends and share repurchases. Our tangible common equity (“TCE”) totaled $251.9 million and $247.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 11.02% and 11.03% at June 30, 2015 and December 31, 2014, respectively.

Index
Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $21.2 million at June 30, 2015, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2015, we requested regulatory approval for an $18.5 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 13, 2015 and the Bank returned $18.5 million of capital to the parent company on February 17, 2015.  Also see note #11 to the Condensed Consolidated Financial Statements included within this report.

On January 21, 2015, our Board of Directors authorized a share repurchase plan.  Under the terms of the share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    The repurchase plan is authorized to last through December 31, 2015.  We intend and expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, other regulatory requirements, potential alternative uses for capital, and our financial performance. The repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.  During the first six months of 2015 we repurchased 277,415 shares of our comment stock pursuant to this plan at an average price of $13.22 per share.

We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014 and have continued to pay regular quarterly dividends at that amount ever since.

As of June 30, 2015 and December 31, 2014, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2015
200 basis point rise	$425,300	10.96%	$79,100	7.77%
100 basis point rise	408,100	6.47	76,500	4.22
Base-rate scenario	383,300	-	73,400	-
100 basis point decline	350,100	(8.66)	70,700	(3.68)

December 31, 2014
200 basis point rise	$421,700	9.56%	$75,600	6.03%
100 basis point rise	406,800	5.69	73,600	3.23
Base-rate scenario	384,900	-	71,300	-
100 basis point decline	355,000	(7.77)	69,200	(2.95)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2015, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2015, the Company issued 733 shares of common stock to non-employee directors on a current basis and 499 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on April 1, 2015, at a price of $12.83 per share, representing aggregate fees of $0.02 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2015	-	$-	-	1,077,287
May 2015	93,224	13.25	93,224	984,063
June 2015	113,548	13.49	113,548	870,515
Total	206,772	$13.38	206,772	870,515

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	11.	Computation of Earnings Per Share.
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

Date	August 5, 2015	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 5, 2015	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer