Form 10-Q
period 2015-09-30
INDEPENDENT BANK CORP /MI/
filed 2015-11-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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
YES☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	22,297,545
Class	Outstanding at November 3, 2015

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

Index
Part I - Item 1.
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2015	December 31, 2014
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$52,146	$48,326
Interest bearing deposits	53,051	25,690
Cash and Cash Equivalents	105,197	74,016
Interest bearing deposits - time	13,029	13,561
Trading securities	225	203
Securities available for sale	604,662	533,178
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,286	19,919
Loans held for sale, carried at fair value	25,462	23,662
Loans
Commercial	726,356	690,955
Mortgage	468,578	472,628
Installment	235,627	206,378
Payment plan receivables	37,438	40,001
Total Loans	1,467,999	1,409,962
Allowance for loan losses	(24,604)	(25,990)
Net Loans	1,443,395	1,383,972
Other real estate and repossessed assets	3,851	6,454
Property and equipment, net	43,359	45,948
Bank-owned life insurance	54,098	53,625
Deferred tax assets, net	41,422	48,632
Capitalized mortgage loan servicing rights	11,630	12,106
Vehicle service contract counterparty receivables, net	7,324	7,237
Other intangibles	2,366	2,627
Accrued income and other assets	23,555	23,590
Total Assets	$2,394,861	$2,248,730

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$640,208	$576,882
Savings and interest-bearing checking	987,146	943,734
Reciprocal	47,918	53,668
Time	385,690	350,018
Total Deposits	2,060,962	1,924,302
Other borrowings	12,070	12,470
Subordinated debentures	35,569	35,569
Vehicle service contract counterparty payables	1,950	1,977
Accrued expenses and other liabilities	31,330	24,041
Total Liabilities	2,141,881	1,998,359

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,548,562 shares at September 30, 2015 and 22,957,323 shares at December 31, 2014	343,601	352,462
Accumulated deficit	(86,125)	(96,455)
Accumulated other comprehensive loss	(4,496)	(5,636)
Total Shareholders’ Equity	252,980	250,371
Total Liabilities and Shareholders’ Equity	$2,394,861	$2,248,730

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$17,869	$17,818	$52,859	$54,179
Interest on securities
Taxable	1,901	1,644	5,528	4,623
Tax-exempt	228	281	667	830
Other investments	295	325	922	1,076
Total Interest Income	20,293	20,068	59,976	60,708
Interest Expense
Deposits	987	1,236	2,961	3,789
Other borrowings	465	649	1,382	1,720
Total Interest Expense	1,452	1,885	4,343	5,509
Net Interest Income	18,841	18,183	55,633	55,199
Provision for loan losses	(244)	(632)	(1,037)	(2,049)
Net Interest Income After Provision for Loan Losses	19,085	18,815	56,670	57,248
Non-interest Income
Service charges on deposit accounts	3,294	3,579	9,261	10,166
Interchange income	2,169	1,984	6,551	5,992
Net gains (losses) on assets
Mortgage loans	1,812	1,490	5,735	4,139
Securities	45	168	97	334
Other than temporary impairment loss on securities
Total impairment loss	-	(9)	-	(9)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(9)	-	(9)
Mortgage loan servicing	(556)	932	476	1,389
Title insurance fees	281	243	874	734
Net gain on branch sale	1,193	-	1,193	-
Other	1,881	2,156	5,881	6,829
Total Non-interest Income	10,119	10,543	30,068	29,574
Non-Interest Expense
Compensation and employee benefits	12,029	11,718	35,605	34,774
Occupancy, net	1,940	2,079	6,399	6,715
Data processing	2,001	1,790	5,958	5,653
Loan and collection	816	1,391	2,938	4,283
Furniture, fixtures and equipment	998	1,005	2,915	3,127
Communications	754	712	2,184	2,212
Legal and professional	519	559	1,352	1,380
Advertising	406	427	1,338	1,547
FDIC deposit insurance	350	396	1,044	1,235
Interchange expense	279	368	859	1,112
Credit card and bank service fees	197	226	602	734
Vehicle service contract counterparty contingencies	30	28	89	169
Costs related to unfunded lending commitments	26	12	46	27
Provision for loss reimbursement on sold loans	(35)	-	(59)	(466)
Net (gains) losses on other real estate and repossessed assets	5	(285)	(173)	(410)
Other	1,564	1,658	4,512	4,952
Total Non-interest Expense	21,879	22,084	65,609	67,044
Income Before Income Tax	7,325	7,274	21,129	19,778
Income tax expense	2,278	2,345	6,682	5,659
Net Income	$5,047	$4,929	$14,447	$14,119
Net Income Per Common Share
Basic	$0.22	$0.21	$0.63	$0.62
Diluted	$0.22	$0.21	$0.62	$0.60
Dividends Per Common Share
Declared	$0.06	$0.06	$0.18	$0.12
Paid	$0.06	$0.06	$0.18	$0.12

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(In thousands)

Net income	$5,047	$4,929	$14,447	$14,119
Other comprehensive income, before tax
Available for sale securities
Unrealized gains arising during period	1,366	253	1,830	4,262
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	10	94	-	432
Reclassification adjustment for other than temporary impairment included in earnings	-	9	-	9
Reclassification adjustments for gains included in earnings	-	(121)	(75)	(123)
Unrealized gains recognized in other comprehensive income on available for sale securities	1,376	235	1,755	4,580
Income tax expense	482	82	615	1,603
Unrealized gains recognized in other comprehensive income on available for sale securities, net of tax	894	153	1,140	2,977
Derivative instruments
Reclassification adjustment for accretion on settled derivatives	-	95	-	285
Unrealized gains recognized in other comprehensive income on derivative instruments	-	95	-	285
Income tax expense	-	33	-	100
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	-	62	-	185
Other comprehensive income	894	215	1,140	3,162
Comprehensive income	$5,941	$5,144	$15,587	$17,281

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2015	2014
	(unaudited - In thousands)
Net Income	$14,447	$14,119
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	227,381	160,102
Disbursements for loans held for sale	(223,446)	(158,410)
Provision for loan losses	(1,037)	(2,049)
Deferred federal income tax expense	7,210	7,218
Net deferred loan costs	(1,189)	(846)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	3,345	1,856
Net gains on mortgage loans	(5,735)	(4,139)
Net gains on securities	(97)	(334)
Securities impairment recognized in earnings	-	9
Net gains on other real estate and repossessed assets	(173)	(410)
Vehicle service contract counterparty contingencies	89	169
Share based compensation	1,153	891
Gain on branch sale	(1,193)	-
Net gain on sale of fixed assets	(152)	-
Increase in accrued income and other assets	(359)	(6,034)
Decrease in accrued expenses and other liabilities	(684)	(5,874)
Total Adjustments	5,113	(7,851)
Net Cash From Operating Activities	19,560	6,268
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	11,786	7,630
Proceeds from the maturity of securities available for sale	25,458	48,624
Principal payments received on securities available for sale	94,333	62,400
Purchases of securities available for sale	(195,623)	(184,726)
Purchases of interest bearing deposits	(4,100)	(750)
Proceeds from the maturity of interest bearing deposits	4,576	4,050
Purchase of Federal Reserve Bank stock	(272)	(151)
Redemption of Federal Reserve Bank stock	391	226
Redemption of Federal Home Loan Bank stock	4,514	-
Net increase in portfolio loans (loans originated, net of principal payments)	(56,407)	(23,447)
Net cash paid in branch sale	(7,229)	-
Proceeds from the collection of vehicle service contract counterparty receivables	255	366
Proceeds from the sale of other real estate and repossessed assets	5,619	12,435
Proceeds from the sale of property and equipment	490	-
Capital expenditures	(2,925)	(2,660)
Net Cash Used in Investing Activities	(119,134)	(76,003)
Cash Flow From Financing Activities
Net increase in total deposits	145,313	11,089
Net increase (decrease) in other borrowings	(1)	13,649
Payments of Federal Home Loan Bank advances	(399)	(4,609)
Net decrease in vehicle service contract counterparty payables	(27)	(1,301)
Dividends paid	(4,118)	(2,752)
Proceeds from issuance of common stock	103	66
Repurchase of common stock	(9,025)	-
Share based compensation withholding obligation	(1,091)	-
Net Cash From Financing Activities	130,755	16,142
Net Increase (Decrease) in Cash and Cash Equivalents	31,181	(53,593)
Cash and Cash Equivalents at Beginning of Period	74,016	119,081
Cash and Cash Equivalents at End of Period	$105,197	$65,488
Cash paid during the period for
Interest	$4,302	$5,450
Income taxes	229	116
Transfers to other real estate and repossessed assets	2,843	3,118
Transfer of payment plan receivables to vehicle service contract counterparty receivables	431	105
Purchase of securities available for sale not yet settled	7,717	1,827

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Nine months ended September 30,
	2015	2014
	(unaudited)
	(In thousands)

Balance at beginning of period	$250,371	$231,581
Net income	14,447	14,119
Cash dividends declared	(4,118)	(2,752)
Issuance of common stock	103	66
Share based compensation	1,153	891
Share based compensation withholding obligation	(1,091)	-
Repurchase of common stock	(9,025)	-
Net change in accumulated other comprehensive loss, net of related tax effect	1,140	3,162
Balance at end of period	$252,980	$247,067

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2015 and December 31, 2014, and the results of operations for the three and nine-month periods ended September 30, 2015 and 2014.  The results of operations for the three and nine-month periods ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the assessment for other than temporary impairment (“OTTI”) on investment securities,  the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2014 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

3.	Securities

Securities available for sale consist of the following:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
September 30, 2015
U.S. agency	$50,447	$344	$56	$50,735
U.S. agency residential mortgage-backed	206,387	2,116	213	208,290
U.S. agency commercial mortgage-backed	35,109	246	17	35,338
Private label residential mortgage-backed	5,295	176	342	5,129
Other asset backed	131,911	110	249	131,772
Obligations of states and political subdivisions	136,508	1,161	937	136,732
Corporate	34,088	52	34	34,106
Trust preferred	2,914	-	354	2,560
Total	$602,659	$4,205	$2,202	$604,662

December 31, 2014
U.S. agency	$34,936	$133	$63	$35,006
U.S. agency residential mortgage-backed	256,387	1,838	667	257,558
U.S. agency commercial mortgage-backed	33,779	68	119	33,728
Private label residential mortgage-backed	6,216	187	390	6,013
Other asset backed	32,314	77	38	32,353
Obligations of states and political subdivisions	143,698	961	1,244	143,415
Corporate	22,690	53	79	22,664
Trust preferred	2,910	-	469	2,441
Total	$532,930	$3,317	$3,069	$533,178

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2015
U.S. agency	$19,021	$50	$1,170	$6	$20,191	$56
U.S. agency residential mortgage-backed	26,884	94	16,024	119	42,908	213
U.S. agency commercial mortgage-backed	4,389	16	1,396	1	5,785	17
Private label residential mortgage-backed	-	-	3,542	342	3,542	342
Other asset backed	57,799	131	5,414	118	63,213	249
Obligations of states and political subdivisions	27,995	422	12,393	515	40,388	937
Corporate	11,098	34	-	-	11,098	34
Trust preferred	-	-	2,560	354	2,560	354
Total	$147,186	$747	$42,499	$1,455	$189,685	$2,202

December 31, 2014
U.S. agency	$12,851	$58	$606	$5	$13,457	$63
U.S. agency residential mortgage-backed	89,547	531	15,793	136	105,340	667
U.S. agency commercial mortgage-backed	21,325	119	-	-	21,325	119
Private label residential mortgage-backed	208	1	4,013	389	4,221	390
Other asset backed	2,960	15	8,729	23	11,689	38
Obligations of states and political subdivisions	28,114	106	37,540	1,138	65,654	1,244
Corporate	8,660	79	-	-	8,660	79
Trust preferred	-	-	2,441	469	2,441	469
Total	$163,665	$909	$69,122	$2,160	$232,787	$3,069

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at September 30, 2015, we had 29 U.S. agency, 49 U.S. agency residential mortgage-backed and 9 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to rises in term interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label residential mortgage backed securities — at September 30, 2015, we had five of this type of security whose fair value is less than amortized cost. Two of the five issues are rated by a major rating agency as investment grade, two are rated below investment grade and one is split rated. Two of these bonds have an impairment in excess of 10% and all five of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these securities since their acquisition.

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

Other asset backed — at September 30, 2015, we had 65 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2015, we had 57 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2015, we had eight corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at September 30, 2015, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of September 30, 2015, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,788	$(127)	$1,643	$(267)
Unrated issues	772	(227)	798	(202)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in earnings on securities available for sale during the three or nine month periods ended September 30, 2015. We recorded $0.009 million of credit related OTTI charges in earnings on securities available for sale during the three and nine month periods ended September 30, 2014.

At September 30, 2015, three private label residential mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of September 30, 2015
Fair value	$1,690	$1,394	$91	$3,175
Amortized cost	1,722	1,309	-	3,031
Non-credit unrealized loss	32	-	-	32
Unrealized gain	-	85	91	176
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed Consolidated Statements of Operations
For the three months ended September 30,
2015	$-	$-	$-	$-
2014	9	-	-	9
For the nine months ended September 30,
2015	-	-	-	-
2014	9	-	-	9

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at September 30, 2015.  Prior to the second quarter of 2013, all three of these securities had an unrealized loss.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

A roll forward of credit losses recognized in earnings on securities available for sale for the three and nine month periods ending September 30, follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$1,844	$1,835	$1,844	$1,835
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	9	-	9
Balance at end of period	$1,844	$1,844	$1,844	$1,844

The amortized cost and fair value of securities available for sale at September 30, 2015, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$29,195	$29,231
Maturing after one year but within five years	69,021	69,252
Maturing after five years but within ten years	45,618	45,985
Maturing after ten years	80,123	79,665
	223,957	224,133
U.S. agency residential mortgage-backed	206,387	208,290
U.S. agency commercial mortgage-backed	35,109	35,338
Private label residential mortgage-backed	5,295	5,129
Other asset backed	131,911	131,772
Total	$602,659	$604,662

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

	Proceeds	Realized Gains (1)	Losses
	(In thousands)
2015	$11,786	$75	$-
2014	7,630	123	-

(1)	Gains in 2014 exclude $0.179 million of unrealized gain related to a U.S. Treasury short position.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2015 and 2014, our trading securities consisted of various preferred stocks.  During the first nine months of 2015 and 2014, we recognized gains on trading securities of $0.022 million and $0.032 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains (losses) recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2015
Balance at beginning of period	$6,707	$11,465	$1,461	$65	$4,888	$24,586
Additions (deductions)
Provision for loan losses	(26)	(47)	(49)	(5)	(117)	(244)
Recoveries credited to allowance	637	286	250	-	-	1,173
Loans charged against the allowance	(190)	(379)	(342)	-	-	(911)
Balance at end of period	$7,128	$11,325	$1,320	$60	$4,771	$24,604

2014
Balance at beginning of period	$5,175	$15,542	$1,988	$80	$5,412	$28,197
Additions (deductions)
Provision for loan losses	(601)	(9)	32	(8)	(46)	(632)
Recoveries credited to allowance	999	197	283	-	-	1,479
Loans charged against the allowance	(385)	(729)	(422)	-	-	(1,536)
Balance at end of period	$5,188	$15,001	$1,881	$72	$5,366	$27,508

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2015
Balance at beginning of period	$5,445	$13,444	$1,814	$64	$5,223	$25,990
Additions (deductions)
Provision for loan losses	479	(881)	(179)	(4)	(452)	(1,037)
Recoveries credited to allowance	1,722	843	853	-	-	3,418
Loans charged against the allowance	(518)	(2,081)	(1,168)	-	-	(3,767)
Balance at end of period	$7,128	$11,325	$1,320	$60	$4,771	$24,604

2014
Balance at beginning of period	$6,827	$17,195	$2,246	$97	$5,960	$32,325
Additions (deductions)
Provision for loan losses	(1,164)	(395)	132	(28)	(594)	(2,049)
Recoveries credited to allowance	3,492	1,055	886	5	-	5,438
Loans charged against the allowance	(3,967)	(2,854)	(1,383)	(2)	-	(8,206)
Balance at end of period	$5,188	$15,001	$1,881	$72	$5,366	$27,508

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
September 30, 2015
Allowance for loan losses
Individually evaluated for impairment	$4,048	$8,244	$484	$-	$-	$12,776
Collectively evaluated for impairment	3,080	3,081	836	60	4,771	11,828
Total ending allowance balance	$7,128	$11,325	$1,320	$60	$4,771	$24,604

Loans
Individually evaluated for impairment	$30,328	$67,871	$6,005	$-		$104,204
Collectively evaluated for impairment	697,528	402,934	230,310	37,438		1,368,210
Total loans recorded investment	727,856	470,805	236,315	37,438		1,472,414
Accrued interest included in recorded investment	1,500	2,227	688	-		4,415
Total loans	$726,356	$468,578	$235,627	$37,438		$1,467,999

December 31, 2014
Allowance for loan losses
Individually evaluated for impairment	$3,194	$9,311	$728	$-	$-	$13,233
Collectively evaluated for impairment	2,251	4,133	1,086	64	5,223	12,757
Total ending allowance balance	$5,445	$13,444	$1,814	$64	$5,223	$25,990

Loans
Individually evaluated for impairment	$34,147	$72,340	$6,679	$-		$113,166
Collectively evaluated for impairment	658,423	402,458	200,368	40,001		1,301,250
Total loans recorded investment	692,570	474,798	207,047	40,001		1,414,416
Accrued interest included in recorded investment	1,615	2,170	669	-		4,454
Total loans	$690,955	$472,628	$206,378	$40,001		$1,409,962

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2015
Commercial
Income producing - real estate	$-	$5,135	$5,135
Land, land development and construction - real estate	-	533	533
Commercial and industrial	-	2,318	2,318
Mortgage
1-4 family	-	5,095	5,095
Resort lending	-	1,301	1,301
Home equity - 1st lien	-	191	191
Home equity - 2nd lien	-	189	189
Installment
Home equity - 1st lien	-	175	175
Home equity - 2nd lien	-	445	445
Loans not secured by real estate	-	430	430
Other	-	2	2
Payment plan receivables
Full refund	-	6	6
Partial refund	-	10	10
Other	-	4	4
Total recorded investment	$-	$15,834	$15,834
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2014
Commercial
Income producing - real estate	$-	$1,233	$1,233
Land, land development and construction - real estate	-	594	594
Commercial and industrial	-	2,746	2,746
Mortgage
1-4 family	7	5,945	5,952
Resort lending	-	2,168	2,168
Home equity - 1st lien	-	331	331
Home equity - 2nd lien	-	605	605
Installment
Home equity - 1st lien	-	576	576
Home equity - 2nd lien	-	517	517
Loans not secured by real estate	-	454	454
Other	-	48	48
Payment plan receivables
Full refund	-	2	2
Partial refund	-	12	12
Other	-	-	-
Total recorded investment	$7	$15,231	$15,238
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2015
Commercial
Income producing - real estate	$183	$-	$660	$843	$274,107	$274,950
Land, land development and construction - real estate	-	119	204	323	41,899	42,222
Commercial and industrial	2,315	320	368	3,003	407,681	410,684
Mortgage
1-4 family	2,513	662	5,095	8,270	271,130	279,400
Resort lending	309	150	1,301	1,760	116,528	118,288
Home equity - 1st lien	39	23	191	253	22,252	22,505
Home equity - 2nd lien	331	-	189	520	50,092	50,612
Installment
Home equity - 1st lien	286	65	175	526	17,954	18,480
Home equity - 2nd lien	191	53	445	689	21,616	22,305
Loans not secured by real estate	474	132	430	1,036	192,321	193,357
Other	6	2	2	10	2,163	2,173
Payment plan receivables
Full refund	563	115	6	684	22,848	23,532
Partial refund	710	249	10	969	7,459	8,428
Other	112	16	4	132	5,346	5,478
Total recorded investment	$8,032	$1,906	$9,080	$19,018	$1,453,396	$1,472,414
Accrued interest included in recorded investment	$113	$18	$-	$131	$4,284	$4,415

December 31, 2014
Commercial
Income producing - real estate	$89	$-	$214	$303	$252,763	$253,066
Land, land development and construction - real estate	131	-	223	354	33,984	34,338
Commercial and industrial	2,391	279	209	2,879	402,287	405,166
Mortgage
1-4 family	1,877	1,638	5,952	9,467	269,719	279,186
Resort lending	226	-	2,168	2,394	126,342	128,736
Home equity - 1st lien	39	50	331	420	19,782	20,202
Home equity - 2nd lien	711	89	605	1,405	45,269	46,674
Installment
Home equity - 1st lien	466	37	576	1,079	20,995	22,074
Home equity - 2nd lien	369	81	517	967	28,125	29,092
Loans not secured by real estate	589	231	454	1,274	152,115	153,389
Other	15	3	48	66	2,426	2,492
Payment plan receivables
Full refund	838	214	2	1,054	26,799	27,853
Partial refund	409	123	12	544	6,550	7,094
Other	96	24	-	120	4,934	5,054
Total recorded investment	$8,246	$2,769	$11,311	$22,326	$1,392,090	$1,414,416
Accrued interest included in recorded investment	$55	$29	$-	$84	$4,370	$4,454

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	September 30, 2015	December 31, 2014
Impaired loans with no allocated allowance	(In thousands)
TDR	$6,416	$9,325
Non - TDR	204	299
Impaired loans with an allocated allowance
TDR - allowance based on collateral	3,970	5,879
TDR - allowance based on present value cash flow	86,985	94,970
Non - TDR - allowance based on collateral	6,281	2,296
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$103,856	$112,769

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$1,575	$2,025
TDR - allowance based on present value cash flow	8,952	10,188
Non - TDR - allowance based on collateral	2,249	1,020
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$12,776	$13,233

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$4,778	$4,977	$-	$5,868	$6,077	$-
Land, land development & construction-real estate	851	1,425	-	1,051	1,606	-
Commercial and industrial	985	982	-	2,685	2,667	-
Mortgage
1-4 family	23	166	-	-	49	-
Resort lending	-	-	-	48	397	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	36	-	-	40	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	6,637	7,586	-	9,652	10,836	-
With an allowance recorded:
Commercial
Income producing - real estate	16,414	17,414	1,357	12,836	13,797	689
Land, land development & construction-real estate	2,061	2,140	421	3,456	3,528	499
Commercial and industrial	5,239	5,549	2,270	8,251	8,486	2,006
Mortgage
1-4 family	49,245	51,392	5,437	53,206	56,063	6,195
Resort lending	18,328	18,591	2,786	18,799	18,963	3,075
Home equity - 1st lien	155	172	11	162	177	14
Home equity - 2nd lien	120	201	10	125	205	27
Installment
Home equity - 1st lien	2,434	2,610	145	2,744	2,930	219
Home equity - 2nd lien	2,931	2,942	285	3,212	3,215	419
Loans not secured by real estate	631	689	53	711	835	89
Other	9	9	1	12	12	1
	97,567	101,709	12,776	103,514	108,211	13,233
Total
Commercial
Income producing - real estate	21,192	22,391	1,357	18,704	19,874	689
Land, land development & construction-real estate	2,912	3,565	421	4,507	5,134	499
Commercial and industrial	6,224	6,531	2,270	10,936	11,153	2,006
Mortgage
1-4 family	49,268	51,558	5,437	53,206	56,112	6,195
Resort lending	18,328	18,591	2,786	18,847	19,360	3,075
Home equity - 1st lien	155	172	11	162	177	14
Home equity - 2nd lien	120	201	10	125	205	27
Installment
Home equity - 1st lien	2,434	2,646	145	2,744	2,970	219
Home equity - 2nd lien	2,931	2,942	285	3,212	3,215	419
Loans not secured by real estate	631	689	53	711	835	89
Other	9	9	1	12	12	1
Total	$104,204	$109,295	$12,776	$113,166	$119,047	$13,233

Accrued interest included in recorded investment	$348			$397

(1)	There were no impaired payment plan receivables at September 30, 2015 or December 31, 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows (1):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,133	$45	$8,255	$103
Land, land development & construction-real estate	932	14	859	15
Commercial and industrial	1,922	68	3,397	63
Mortgage
1-4 family	24	3	66	-
Resort lending	-	-	42	1
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	8,011	130	12,619	182
With an allowance recorded:
Commercial
Income producing - real estate	14,655	154	11,486	136
Land, land development & construction-real estate	1,993	2	4,092	38
Commercial and industrial	6,431	37	7,936	51
Mortgage
1-4 family	49,706	554	55,633	558
Resort lending	18,414	163	19,351	195
Home equity - 1st lien	157	2	165	2
Home equity - 2nd lien	185	-	39	-
Installment
Home equity - 1st lien	2,474	47	2,801	43
Home equity - 2nd lien	2,999	47	3,375	46
Loans not secured by real estate	645	10	699	9
Other	10	-	14	-
	97,669	1,016	105,591	1,078
Total
Commercial
Income producing - real estate	19,788	199	19,741	239
Land, land development & construction-real estate	2,925	16	4,951	53
Commercial and industrial	8,353	105	11,333	114
Mortgage
1-4 family	49,730	557	55,699	558
Resort lending	18,414	163	19,393	196
Home equity - 1st lien	157	2	165	2
Home equity - 2nd lien	185	-	39	-
Installment
Home equity - 1st lien	2,474	47	2,801	43
Home equity - 2nd lien	2,999	47	3,375	46
Loans not secured by real estate	645	10	699	9
Other	10	-	14	-
Total	$105,680	$1,146	$118,210	$1,260

(1)	There were no impaired payment plan receivables during the three month periods ended September 30, 2015 and 2014, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows (1):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$5,490	$170	$8,109	$289
Land, land development & construction-real estate	986	57	1,168	43
Commercial and industrial	2,345	195	3,517	129
Mortgage
1-4 family	18	5	37	-
Resort lending	15	-	38	1
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	-	1	-	1
Home equity installment - 2nd lien	-	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	8,854	428	12,869	463
With an allowance recorded:
Commercial
Income producing - real estate	13,752	452	12,756	417
Land, land development & construction-real estate	2,351	35	4,059	120
Commercial and industrial	7,304	117	8,562	209
Mortgage
1-4 family	51,078	1,644	56,545	1,777
Resort lending	18,523	507	19,623	581
Home equity line of credit - 1st lien	159	6	159	5
Home equity line of credit - 2nd lien	154	6	40	1
Installment
Home equity installment - 1st lien	2,582	141	2,860	132
Home equity installment - 2nd lien	3,086	147	3,396	143
Loans not secured by real estate	669	29	721	26
Other	11	1	15	1
	99,669	3,085	108,736	3,412
Total
Commercial
Income producing - real estate	19,242	622	20,865	706
Land, land development & construction-real estate	3,337	92	5,227	163
Commercial and industrial	9,649	312	12,079	338
Mortgage
1-4 family	51,096	1,649	56,582	1,777
Resort lending	18,538	507	19,661	582
Home equity line of credit - 1st lien	159	6	159	5
Home equity line of credit - 2nd lien	154	6	40	1
Installment
Home equity installment - 1st lien	2,582	142	2,860	133
Home equity installment - 2nd lien	3,086	147	3,396	143
Loans not secured by real estate	669	29	721	26
Other	11	1	15	1
Total	$108,523	$3,513	$121,605	$3,875

(1)	There were no impaired payment plan receivables during the nine month periods ended September 30, 2015 and 2014, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $105.7 million and $118.2 million for the three-month periods ended September 30, 2015 and 2014, respectively and $108.5 million and $121.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending September 30, 2015 and 2014, was approximately $1.1 million and $1.3 million, respectively, and was approximately $3.5 million and $3.9 million during the nine months ending September 30, 2015 and 2014, respectively.

Troubled debt restructurings follow:

	September 30, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$22,257	$69,726		$91,983
Non-performing TDRs(1)	1,501	3,887	(2)	5,388
Total	$23,758	$73,613		$97,371

	December 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$29,475	$73,496		$102,971
Non-performing TDRs(1)	1,978	5,225	(2)	7,203
Total	$31,453	$78,721		$110,174

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $10.5 million and $12.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2015
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	48	26
Mortgage
1-4 family	3	343	344
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Loans not secured by real estate	1	19	19
Other	-	-	-
Total	5	$410	$389

2014
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	1	40	36
Commercial and industrial	5	716	693
Mortgage
1-4 family	1	87	87
Resort lending	1	378	367
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	118	96
Home equity - 2nd lien	-	-	-
Loans not secured by real estate	1	55	53
Other	-	-	-
Total	12	$1,394	$1,332

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2015
Commercial
Income producing - real estate	2	$229	$234
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	301	273
Mortgage
1-4 family	9	1,373	1,189
Resort lending	1	313	309
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	190	164
Home equity - 2nd lien	3	58	58
Loans not secured by real estate	2	19	25
Other	-	-	-
Total	26	$2,483	$2,252

2014
Commercial
Income producing - real estate	3	$354	$326
Land, land development & construction-real estate	2	55	50
Commercial and industrial	11	2,083	1,524
Mortgage
1-4 family	8	1,037	1,049
Resort lending	4	1,011	997
Home equity - 1st lien	1	17	13
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	8	538	465
Home equity - 2nd lien	5	294	284
Loans not secured by real estate	3	88	80
Other	-	-	-
Total	45	$5,477	$4,788

The troubled debt restructurings described above for 2015 decreased the allowance for loan losses by $0.05 million and resulted in zero charge offs during the three months ended September 30, 2015, and increased the allowance by $0.05 million and resulted in zero charge offs during the nine months ended September 30, 2015.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended September 30 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2015
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	-	-
Mortgage
1-4 family	1	54
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	1	$54

2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	1	66
Mortgage
1-4 family	1	125
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	2	$191

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the nine-month periods ended September 30 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2015
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	2	157
Mortgage
1-4 family	1	54
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	1	4
Other	-	-
	4	$215

2014
Commercial
Income producing - real estate	-	$-
Land, land development & construction-real estate	-	-
Commercial and industrial	2	319
Mortgage
1-4 family	1	125
Resort lending	-	-
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Installment
Home equity - 1st lien	-	-
Home equity - 2nd lien	-	-
Loans not secured by real estate	-	-
Other	-	-
	3	$444

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above for 2015 decreased the allowance for loan losses by $0.01 million and resulted in zero charge offs during the three months ended September 30, 2015 and had no impact on the allowance for loan losses and resulted in zero charge offs during the nine months ended September 30, 2015.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The terms of certain other loans were modified during the nine months ended September 30, 2015 and 2014 in a manner that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
September 30, 2015
Income producing - real estate	$261,676	$7,013	$1,126	$5,135	$274,950
Land, land development and construction - real estate	38,135	3,307	247	533	42,222
Commercial and industrial	371,193	29,285	7,888	2,318	410,684
Total	$671,004	$39,605	$9,261	$7,986	$727,856
Accrued interest included in total	$1,304	$189	$7	$-	$1,500

December 31, 2014
Income producing - real estate	$241,266	$8,649	$1,918	$1,233	$253,066
Land, land development and construction - real estate	30,869	2,485	390	594	34,338
Commercial and industrial	372,947	23,475	5,998	2,746	405,166
Total	$645,082	$34,609	$8,306	$4,573	$692,570
Accrued interest included in total	$1,479	$111	$25	$-	$1,615

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
September 30, 2015
800 and above	$27,538	$12,627	$4,859	$6,717	$51,741
750-799	77,238	42,522	6,280	16,387	142,427
700-749	50,309	33,785	4,076	11,985	100,155
650-699	52,898	16,771	3,565	8,022	81,256
600-649	28,698	5,666	1,872	3,639	39,875
550-599	16,809	2,546	647	1,957	21,959
500-549	13,983	1,253	758	1,089	17,083
Under 500	4,098	992	210	404	5,704
Unknown	7,829	2,126	238	412	10,605
Total	$279,400	$118,288	$22,505	$50,612	$470,805
Accrued interest included in total	$1,427	$508	$92	$200	$2,227

December 31, 2014
800 and above	$27,918	$14,484	$3,863	$6,225	$52,490
750-799	72,674	45,950	6,128	14,323	139,075
700-749	52,843	32,660	3,054	9,642	98,199
650-699	51,664	20,250	3,257	8,194	83,365
600-649	27,770	6,538	1,704	3,862	39,874
550-599	21,361	3,639	994	1,721	27,715
500-549	14,575	2,156	699	1,401	18,831
Under 500	6,306	875	261	632	8,074
Unknown	4,075	2,184	242	674	7,175
Total	$279,186	$128,736	$20,202	$46,674	$474,798
Accrued interest included in total	$1,311	$562	$88	$209	$2,170

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment (1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
September 30, 2015
800 and above	$1,953	$1,840	$40,348	$59	$44,200
750-799	4,411	6,624	89,310	568	100,913
700-749	2,685	4,667	38,237	617	46,206
650-699	3,783	4,138	15,224	479	23,624
600-649	2,161	2,254	4,758	260	9,433
550-599	1,919	1,547	2,080	124	5,670
500-549	760	851	976	50	2,637
Under 500	744	280	461	11	1,496
Unknown	64	104	1,963	5	2,136
Total	$18,480	$22,305	$193,357	$2,173	$236,315
Accrued interest included in total	$70	$82	$519	$17	$688

December 31, 2014
800 and above	$2,272	$2,835	$31,507	$60	$36,674
750-799	5,677	8,557	66,558	583	81,375
700-749	3,111	6,358	28,179	689	38,337
650-699	3,963	5,477	16,152	615	26,207
600-649	3,434	2,408	5,128	255	11,225
550-599	2,019	1,913	1,896	134	5,962
500-549	1,128	1,036	1,672	84	3,920
Under 500	393	427	455	28	1,303
Unknown	77	81	1,842	44	2,044
Total	$22,074	$29,092	$153,389	$2,492	$207,047
Accrued interest included in total	$93	$112	$445	$19	$669

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of September 30, 2015, approximately 62.9% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 22.5% of Mepco’s outstanding payment plan receivables as of September 30, 2015, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total

	(In thousands)
September 30, 2015
AM Best rating
A+	$-	$8	$-	$8
A	3,711	7,572	-	11,283
A-	3,226	753	5,470	9,449
Not rated	16,595	95	8	16,698
Total	$23,532	$8,428	$5,478	$37,438

December 31, 2014
AM Best rating
A+	$-	$43	$-	$43
A	10,007	6,190	-	16,197
A-	1,989	685	5,054	7,728
Not rated	15,857	176	-	16,033
Total	$27,853	$7,094	$5,054	$40,001

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $2.8 million and $2.9 million at September 30, 2015 and December 31, 2014, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $1.1 million and $2.5 million at September 30, 2015 and December 31, 2014, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other (1)	Elimination (2)	Total
	(In thousands)
Total assets
September 30, 2015	$2,323,629	$60,018	$288,708	$(277,494)	$2,394,861
December 31, 2014	2,174,536	63,378	286,158	(275,342)	2,248,730

For the three months ended September 30,
2015
Interest income	$18,973	$1,320	$20	$(20)	$20,293
Net interest income	17,964	1,115	(238)	-	18,841
Provision for loan losses	(238)	(6)	-	-	(244)
Income (loss) before income tax	7,961	(254)	(358)	(24)	7,325
Net income (loss)	5,455	(168)	(224)	(16)	5,047

2014
Interest income	$18,444	$1,624	$25	$(25)	$20,068
Net interest income	17,254	1,338	(409)	-	18,183
Provision for loan losses	(623)	(9)	-	-	(632)
Income (loss) before income tax	7,459	247	(408)	(24)	7,274
Net income (loss)	5,048	163	(266)	(16)	4,929

For the nine months ended September 30,
2015
Interest income	$55,895	$4,081	$60	$(60)	$59,976
Net interest income	52,864	3,468	(699)	-	55,633
Provision for loan losses	(1,032)	(5)	-	-	(1,037)
Income (loss) before income tax	23,063	(766)	(1,097)	(71)	21,129
Net income (loss)	15,623	(437)	(693)	(46)	14,447

2014
Interest income	$55,153	$5,555	$41	$(41)	$60,708
Net interest income	51,721	4,500	(1,022)	-	55,199
Provision for loan losses	(2,018)	(31)	-	-	(2,049)
Income (loss) before income tax	20,151	908	(1,210)	(71)	19,778
Net income (loss)	14,345	607	(665)	(168)	14,119

(1)	Includes amounts relating to our parent company and certain insignificant operations.
(2)	Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

6.	Shareholders’ Equity and Earnings Per Common Share

On January 21, 2015, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2015.  We expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the nine months ended September 30, 2015, we repurchased 659,162 shares of common stock for an aggregate purchase price of $9.0 million.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Net income	$5,047	$4,929	$14,447	$14,119

Weighted average shares outstanding (1)	22,673	22,940	22,852	22,919
Restricted stock units	230	306	283	305
Effect of stock options	118	123	120	126
Stock units for deferred compensation plan for non-employee directors	112	109	111	114
Weighted average shares outstanding for calculation of diluted earnings per share	23,133	23,478	23,366	23,464

Net income per common share
Basic (1)	$0.22	$0.21	$0.63	$0.62
Diluted	$0.22	$0.21	$0.62	$0.60

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.03 million for both three-month periods ending September 30, 2015 and 2014, respectively and totaled 0.03 million for both nine-month periods ending September 30, 2015 and 2014, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2015
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$24,746	0.1	$823
Mandatory commitments to sell mortgage loans	49,791	0.1	(409)
Pay-fixed interest rate swap agreements	19,616	7.3	(674)
Pay-variable interest rate swap agreements	19,616	7.3	674
Purchased options	1,681	5.9	126
Written options	1,681	5.9	(126)
Total	$117,131	2.7	$414

	December 31, 2014
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$16,759	0.1	$437
Mandatory commitments to sell mortgage loans	38,600	0.1	(184)
Pay-fixed interest rate swap agreements	3,300	9.4	(182)
Pay-variable interest rate swap agreements	3,300	9.4	182
Total	$61,959	1.1	$253

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

During the third quarter of 2015, we began offering to our deposit customers an equity linked time deposit product (“Altitude CD”).  The Altitude CD is a time deposit that provides the customer a guaranteed return of principle at maturity plus a potential equity return (a written option), while we receive a like stream of funds based on the equity return (a purchased option).  The written and purchased options will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the written and purchased options in the table above relate to this Altitude CD product.

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$823	Other assets	$437	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	409	Other liabilities	184
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	674	Other liabilities	182
Pay-variable interest rate swap agreements	Other assets	674	Other assets	182	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	126	Other assets	-	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	126	Other liabilities	-
Total derivatives		$1,623		$619		$1,209		$366

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2015	2014	Portion)	2015	2014	in Income (1)	2015	2014
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements (2)	$-	$-	Interest expense	$-	$(95)		$-	$-
Total	$-	$-		$-	$(95)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$281	$(77)
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(745)	220
Pay-fixed interest rate swap agreements						Interest income	(452)	7
Pay-variable interest rate swap agreements						Interest income	452	(7)
Purchased options						Interest expense	126	-
Written options						Interest expense	(126)	-
U.S. Treasury short position						Gain on securities	-	127
Total							$(464)	$270

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
(2)	Relates to a terminated pay-fixed interest rate swap whose termination fee was included in accumulated other comprehensive loss and was being amortized into earnings through December 31, 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2015	2014	Portion)	2015	2014	in Income (1)	2015	2014
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements (2)	$-	$-	Interest expense	$-	$(285)		$-	$-
Total	$-	$-		$-	$(285)		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net mortgage loan gains	$386	$147
Mandatory commitments to sell mortgage loans						Net mortgage loan gains	(225)	(134)
Pay-fixed interest rate swap agreements						Interest income	(492)	(92)
Pay-variable interest rate swap agreements						Interest income	492	92
Purchased options						Interest expense	126	-
Written options						Interest expense	(126)	-
U.S. Treasury short position						Gain on securities	-	179
Total							$161	$192

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.
(2)	Relates to a terminated pay-fixed interest rate swap whose termination fee was included in accumulated other comprehensive loss and was being amortized into earnings through December 31, 2014.

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$3,752	$6,118	$3,491

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2020 and thereafter in the following table.

(In thousands)

Three months ending December 31, 2015	$86
2016	347
2017	346
2018	346
2019	346
2020 and thereafter	895
Total	$2,366

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.3 million shares of common stock as of September 30, 2015.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2015. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During each first quarter period of 2015 and 2014, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock issued during 2015 cliff vest after a period of three years, the shares of restricted stock issued during 2014 vest ratably over three years and the PSUs issued in both periods cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for an index of our peers in the banking industry.  No long term incentive grants were made during the second or third quarters of 2015 or 2014.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.004 million shares and 0.011 million shares to directors during the first nine months of 2015 and 2014, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.1 million during the three and nine month periods ended September 30, 2015, respectively, and was $0.3 million and $0.8 million during the same periods in 2014, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2015, respectively and $0.1 million and $0.3 million for the same periods in 2014. Total expense recognized for non-employee director share based payments was $0.02 million and $0.05 million during the three and nine month periods ended September 30, 2015, respectively, and was $0.05 million and $0.14 million during the same periods in 2014, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for the three and nine month periods ended September 30, 2015, respectively and $0.02 million and $0.05 million during the same periods in 2014.

At September 30, 2015, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $1.8 million.  The weighted-average period over which this amount will be recognized is 1.8 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2015	281,820	$4.69
Granted	-
Exercised	(31,450)	3.35
Forfeited	(2,096)	4.77
Expired	(1,924)	6.79
Outstanding at September 30, 2015	246,350	$4.85	6.35	$2,472

Vested and expected to vest at
September 30, 2015	245,298	$4.84	6.35	$2,463
Exercisable at September 30, 2015	222,742	$4.70	6.22	$2,271

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	407,130	$6.31
Granted	108,422	13.06
Vested	(249,526)	3.92
Forfeited	(4,384)	12.88
Outstanding at September 30, 2015	261,642	$11.28

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the third quarter of 2015, 0.23 million restricted stock units relating to a grant in 2012 vested.  In addition, as permitted by our long-term incentive plan, 0.07 million shares were withheld from the shares that would otherwise have been issued to executive officers for these vesting restricted stock units in order to satisfy tax withholding obligations.

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Intrinsic value	$71	$123	$314	$231
Cash proceeds received	$23	$30	$105	$66
Tax benefit realized	$25	$44	$110	$81

10.	Income Tax

Income tax expense was $2.3 million during each three month period ended September 30, 2015 and 2014 and $6.7 million and $5.7 million during the nine months ended September 30, 2015 and 2014, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both September 30, 2015 and 2014, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.0 million at both September 30, 2015 and December 31, 2014. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

At September 30, 2015 and December 31, 2014, we had approximately $1.0 million and $1.1 million, respectively of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	Regulatory Matters

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2015, the Bank had negative undivided profits of $15.9 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2014, we requested regulatory approval for a $15.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on March 28, 2014 and the Bank returned $15.0 million of capital to the parent company on April 9, 2014.  During January of 2015, we requested regulatory approval for an additional $18.5 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 13, 2015, and the Bank returned $18.5 million of capital to the parent company on February 17, 2015.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 (as of January 1, 2015) capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2015 and December 31, 2014, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2015
Total capital to risk-weighted assets
Consolidated	$276,230	16.98%	$130,163	8.00%	NA	NA
Independent Bank	253,647	15.61	130,004	8.00	$162,506	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$255,613	15.71%	$97,622	6.00%	NA	NA
Independent Bank	233,123	14.35	97,503	6.00	$130,005	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$238,884	14.68%	$73,216	4.50%	NA	NA
Independent Bank	233,123	14.35	73,128	4.50	$105,629	6.50%

Tier 1 capital to average assets
Consolidated	$255,613	11.16%	$91,582	4.00%	NA	NA
Independent Bank	233,123	10.19	91,509	4.00	$114,387	5.00%

December 31, 2014
Total capital to risk-weighted assets
Consolidated	$265,163	18.06%	$117,427	8.00%	NA	NA
Independent Bank	247,883	16.90	117,374	8.00	$146,718	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$246,628	16.80%	$58,714	4.00%	NA	NA
Independent Bank	229,361	15.63	58,687	4.00	$88,031	6.00%

Tier 1 capital to average assets
Consolidated	$246,628	11.18%	$88,206	4.00%	NA	NA
Independent Bank	229,361	10.46	87,687	4.00	$109,609	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In thousands)
Total shareholders' equity	$252,980	$250,371	$255,659	$257,832
Add (deduct)
Accumulated other comprehensive (gain) loss for regulatory purposes	(1,302)	5,636	(1,302)	5,636
Intangible assets	(946)	(2,627)	(946)	(2,627)
Disallowed deferred tax assets	(11,848)	(40,500)	(20,288)	(30,728)
Disallowed capitalized mortgage loan servicing rights	-	(752)	-	(752)
Common equity tier 1 capital	238,884	212,128	233,123	229,361
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(17,771)	-	-	-
Tier 1 capital	255,613	246,628	233,123	229,361
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,617	18,535	20,524	18,522
Total risk-based capital	$276,230	$265,163	$253,647	$247,883

12.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, all of our total impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net (gains) losses on other real estate and repossessed assets in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Derivatives:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2).  The fair value of interest rate swap agreements is based on a discounted cash flow analysis whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2).  The fair value of purchased and written options is based on prices of financial instruments with similar characteristics and do not typically involve judgment by management (recurring Level 2).

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
	(In thousands)
September 30, 2015:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$225	$225	$-	$-
Securities available for sale
U.S. agency	50,735	-	50,735	-
U.S. agency residential mortgage-backed	208,290	-	208,290	-
U.S. agency commercial mortgage-backed	35,338	-	35,338	-
Private label residential mortgage-backed	5,129	-	5,129	-
Other asset backed	131,772	-	131,772	-
Obligations of states and political subdivisions	136,732	-	136,732	-
Corporate	34,106	-	34,106	-
Trust preferred	2,560	-	2,560	-
Loans held for sale	25,462	-	25,462	-
Derivatives (1)	1,623	-	1,623	-
Liabilities
Derivatives (2)	1,209	-	1,209	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	7,931	-	-	7,931
Impaired loans (4)
Commercial
Income producing - real estate	4,083	-	-	4,083
Land, land development & construction-real estate	203	-	-	203
Commercial and industrial	1,426	-	-	1,426
Mortgage
1-4 Family	577	-	-	577
Resort Lending	138	-	-	138
Other real estate (5)
Commercial
Land, land development & construction-real estate	639	-	-	639
Commercial and industrial	165	-	-	165
Mortgage
1-4 Family	51	-	-	51
Resort Lending	107	-	-	107
Installment
Home equity - 1st lien	36	-	-	36

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 and 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2015			2014
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$22	$-	$22	$32	$-	$32
Loans held for sale	-	311	311	-	127	127

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2015 and 2014 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $7.9 million which is net of a valuation allowance of $4.1 million at September 30, 2015, and had a carrying amount of $9.2 million which is net of a valuation allowance of $3.8 million at December 31, 2014.  A recovery (charge) of $(0.9) million and $(0.3) million was included in our results of operations for the three and nine month periods ending September 30, 2015, respectively and $0.5 million and $0.04 million during the same periods in 2014.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $10.3 million, with a valuation allowance of $3.8 million at September 30, 2015, and had a carrying amount of $8.2 million, with a valuation allowance of $3.1 million at December 31, 2014.  The provision for loan losses included in our results of operations relating to impaired loans was an expense of $1.0 million and $0.5 million for the three month periods ending September 30, 2015 and 2014, respectively, and an expense of $1.9 million and $1.4 million for the nine month periods ending September 30, 2015 and 2014, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $1.0 million which is net of a valuation allowance of $1.7 million at September 30, 2015, and a carrying amount of $1.9 million which is net of a valuation allowance of $2.5 million at December 31, 2014.  An additional charge relating to other real estate measured at fair value of $0.03 million and $0.30 million was included in our results of operations during the three and nine month periods ended September 30, 2015, respectively and $0.3 million and $0.4 million during the same periods in 2014.

We had no assets or liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 and 2014.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
September 30, 2015
Capitalized mortgage loan servicing rights	$7,931	Present value of net servicing revenue	Discount rate	10.03%
			Cost to service	$80
			Ancillary income	24
			Float rate	1.38%
Impaired loans
Commercial (1)	5,309	Sales comparison approach	Adjustment for differences between comparable sales	(7.2)%
		Income approach	Capitalization rate	9.3
Mortgage	715	Sales comparison approach	Adjustment for differences between comparable sales	4.1
Other real estate
Commercial	804	Sales comparison approach	Adjustment for differences between comparable sales	(3.9)
Mortgage and installment	194	Sales comparison approach	Adjustment for differences between comparable sales	75.6

December 31, 2014
Capitalized mortgage loan servicing rights	$9,197	Present value of net servicing revenue	Discount rate	10.07%
			Cost to service	$82
			Ancillary income	25
			Float rate	1.77%
Impaired loans
Commercial (1)	2,751	Sales comparison approach	Adjustment for differences between comparable sales	(3.8)%
		Income approach	Capitalization rate	9.3
Mortgage	1,306	Sales comparison approach	Adjustment for differences between comparable sales	8.6
Other real estate
Commercial	1,216	Sales comparison approach	Adjustment for differences between comparable sales	(9.0)
Mortgage and installment	690	Sales comparison approach	Adjustment for differences between comparable sales	34.3

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2015 and December 31, 2014, we had an impaired collateral dependent commercial relationship that totaled $0.4 million and $1.1 million, respectively that was primarily secured by collateral other than real estate.  Collateral securing this relationship primarily included machinery and equipment and inventory at September 30, 2015 and also included accounts receivable at December 31, 2014.  Valuation techniques at September 30, 2015, included discounting restructuring firm valuations based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 0% to 100% of stated values.  Valuation techniques at December 31, 2014, included discounting cost and financial statement value approaches based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 35% to 100% of stated values.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2015	$25,462	$935	$24,527
December 31, 2014	23,662	624	23,038

13.	Fair Values of Financial Instruments

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

Estimated fair values have been determined using available data and methodologies that are considered suitable for each category of financial instrument. For instruments with adjustable interest rates which reprice frequently and without significant credit risk, it is presumed that estimated fair values approximate the recorded book balances.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative financial instruments:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets, the fair value of interest rate swap agreements is based on a discounted cash flow analysis whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management and the fair value of purchased and written options is based on prices of financial instruments with similar characteristics and do not typically involve judgment by management. Each of these instruments has been classified as Level 2 as described in note #12.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2015
Assets
Cash and due from banks	$52,146	$52,146	$52,146	$-	$-
Interest bearing deposits	53,051	53,051	53,051	-	-
Interest bearing deposits - time	13,029	13,053	-	13,053	-
Trading securities	225	225	225	-	-
Securities available for sale	604,662	604,662	-	604,662	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,286	NA	NA	NA	NA
Net loans and loans held for sale	1,468,857	1,435,597	-	25,462	1,410,135
Accrued interest receivable	6,473	6,473	8	2,068	4,397
Derivative financial instruments	1,623	1,623	-	1,623	-

Liabilities
Deposits with no stated maturity (1)	$1,639,402	$1,639,402	$1,639,402	$-	$-
Deposits with stated maturity (1)	421,560	419,803	-	419,803	-
Other borrowings	12,070	13,474	-	13,474	-
Subordinated debentures	35,569	22,885	-	22,885	-
Accrued interest payable	420	420	20	400	-
Derivative financial instruments	1,209	1,209	-	1,209	-

December 31, 2014
Assets
Cash and due from banks	$48,326	$48,326	$48,326	$-	$-
Interest bearing deposits	25,690	25,690	25,690	-	-
Interest bearing deposits - time	13,561	13,585	-	13,585	-
Trading securities	203	203	203	-	-
Securities available for sale	533,178	533,178	-	533,178	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	19,919	NA	NA	NA	NA
Net loans and loans held for sale	1,407,634	1,394,424	-	23,662	1,370,762
Accrued interest receivable	5,995	5,995	2	1,599	4,394
Derivative financial instruments	619	619	-	619	-

Liabilities
Deposits with no stated maturity (1)	$1,534,175	$1,534,175	$1,534,175	$-	$-
Deposits with stated maturity (1)	390,127	389,139	-	389,139	-
Other borrowings	12,470	14,560	-	14,560	-
Subordinated debentures	35,569	23,328	-	23,328	-
Accrued interest payable	380	380	21	359	-
Derivative financial instruments	366	366	-	366	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $12.0 million and $13.6 million at September 30, 2015 and December 31, 2014, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $35.9 million and $40.1 million at September 30, 2015 and December 31, 2014, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. At September 30, 2015 and December 31, 2014, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of vehicle service contract counterparty contingencies expense, totaled $7.3 million and $7.2 million, respectively.  Mepco is currently in the process of working to recover these receivables, primarily through litigation against counterparties.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expense totaled $0.03 million for both three month periods ended September 30, 2015 and 2014, respectively and totaled $0.09 million and $0.17 million for the nine month periods ended September 30, 2015 and 2014, respectively.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was a credit of $0.04 million and zero for the three months ended September 30, 2015 and 2014, respectively and a credit of $0.06 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.  The credit provision in the first nine months of 2015 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for previously.  The credit provision in the first nine months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million at both September 30, 2015 and December 31, 2014. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at September 30, 2015 and December 31, 2014 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Available for Sale Securities	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Settled Derivatives	Total
For the three months ended September 30,
2015
Balances at beginning of period	$408	$(5,798)	$-	$(5,390)
Other comprehensive loss before reclassifications	894	-	-	894
Amounts reclassified from AOCL	-	-	-	-
Net current period other comprehensive income	894	-	-	894
Balances at end of period	$1,302	$(5,798)	$-	$(4,496)
2014
Balances at beginning of period	$(376)	$(5,798)	$(124)	$(6,298)
Other comprehensive income before reclassifications	226	-	-	226
Amounts reclassified from AOCL	(73)	-	62	(11)
Net current period other comprehensive income	153	-	62	215
Balances at end of period	$(223)	$(5,798)	$(62)	$(6,083)

For the nine months ended September 30,
2015
Balances at beginning of period	$162	$(5,798)	$-	$(5,636)
Other comprehensive income before reclassifications	1,189	-	-	1,189
Amounts reclassified from AOCL	(49)	-	-	(49)
Net current period other comprehensive income	1,140	-	-	1,140
Balances at end of period	$1,302	$(5,798)	$-	$(4,496)
2014
Balances at beginning of period	$(3,200)	$(5,798)	$(247)	$(9,245)
Other comprehensive income before reclassifications	3,051	-	-	3,051
Amounts reclassified from AOCL	(74)	-	185	111
Net current period other comprehensive income	2,977	-	185	3,162
Balances at end of period	$(223)	$(5,798)	$(62)	$(6,083)

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

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2015
Unrealized gains on available for sale securities
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Tax expense
	$-	Reclassifications, net of tax
2014
Unrealized gains on available for sale securities
	$121	Net gains on securities
	(9)	Net impairment loss recognized in earnings
	112	Total reclassifications before tax
	39	Tax expense
	$73	Reclassifications, net of tax

Unrealized gains on settled derivatives
	$(95)	Interest expense
	(33)	Tax benefit
	$(62)	Reclassification, net of tax

	$11	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2015
Unrealized gains on available for sale securities
	$75	Net gains on securities
	-	Net impairment loss recognized in earnings
	75	Total reclassifications before tax
	26	Tax expense
	$49	Reclassifications, net of tax
2014
Unrealized gains on available for sale securities
	$123	Net gains on securities
	(9)	Net impairment loss recognized in earnings
	114	Total reclassifications before tax
	40	Tax expense
	$74	Reclassifications, net of tax

Unrealized gains on settled derivatives
	$(285)	Interest expense
	(100)	Tax benefit
	$(185)	Reclassification, net of tax

	$(111)	Total reclassifications for the period, net of tax

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

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. At times, we have experienced a difficult economy in Michigan which in turn had an adverse effect on our performance.  As a result of the recession, we incurred net losses from 2008 through 2011 and found it necessary to take certain steps to preserve capital and maintain our regulatory capital ratios.

Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2015, albeit at an uneven pace.  There has been an overall decline in the unemployment rate as well as generally improving housing prices and other related statistics (such as home sales and new building permits).  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of loan net charge-offs.  As a result of the foregoing factors and others, we returned to profitability in 2012 and have now been profitable for 15 consecutive quarters.  In addition, we completed various transactions to improve our capital structure.

Recent Developments. On April 29, 2015 the Bank entered into a Purchase and Assumption Agreement (“PAA”) with Isabella Bank (based in Mt. Pleasant, Michigan).  Pursuant to the PAA, on August 28, 2015, we sold the fixed assets (including an automated teller machine), real property and certain other assets of our bank branch located at 210 South Saginaw Road, Midland, Michigan (the “Midland Branch”) to Isabella Bank.  The deposit liabilities of the Midland Branch were assumed by Isabella Bank.  Under the terms of the PAA, Isabella Bank paid a premium of $0.6 million (which was equal to 6.0% of the average deposit liabilities of $9.7 million based on the 20-day average ending two business days prior to the closing date of August 28, 2015) and $0.85 million for the real property and fixed assets (including the ATM).  The real property and the fixed assets (including the ATM) had a net book value of approximately $0.2 million as of August 28, 2015.  We recorded a net gain of $1.2 million in the third quarter of 2015 on the sale of the Midland Branch.

In January 2015, we adopted a plan to consolidate certain branch offices (the “Branch Consolidation”). This Branch Consolidation reflects our ongoing cost reduction initiatives and undertakings to further improve the overall efficiency of our operations.  The Branch Consolidation resulted in the closing of six of our branch offices on April 30, 2015.  It is expected that the aggregate, annual reduction in non-interest expenses resulting from the Branch Consolidation will amount to approximately $1.6 million.  We also estimate a potential annual loss of revenue of approximately $0.3 million to $0.4 million due to possible customer attrition. We also undertook certain additional staffing reductions related to our retail banking operations. In connection with the Branch Consolidation and these staffing reductions, we recorded $0.2 million of severance expenses in the first quarter of 2015.  We recorded a net gain of approximately $0.2 million in the second quarter of 2015 (included in Other Non-Interest Income) that was comprised of a $0.3 million gain on the sale of the real property of two of the branches that was partially offset by $0.1 million of write downs of the fixed assets (including real property) of the other four branches.  We are in the process of disposing of the real property associated with these other four branches (two of which we expect to donate to local community groups).

Index
Regulation. On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We were subject to the New Capital Rules beginning on January 1, 2015, and as of September 30, 2015 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations for the third quarter and first nine months of 2015 as compared to 2014 and our financial condition as of September 30, 2015.

Results of Operations

Summary.  We recorded net income of $5.0 million and $4.9 million, respectively, during the three months ended September 30, 2015 and 2014.  The increase in net income on a comparative quarterly basis is due primarily to an increase in net interest income and a decrease in non-interest expense that were partially offset by an increase in the provision for loan losses (a lower credit) and a decrease in non-interest income.

We recorded net income of $14.4 million and $14.1 million, respectively, during the nine months ended September 30, 2015 and 2014.  The increase in net income on a comparative year-to-date basis is due primarily to increases in net interest income and non-interest income and a decrease in non-interest expense that were partially offset by increases in the provision for loan losses (a lower credit) and income tax expense.

Index
Key performance ratios
	Three months ended September 30,		Nine months ended September 30
	2015	2014	2015	2014
Net income (annualized) to
Average assets	0.86%	0.87%	0.84%	0.84%
Average common shareholders’ equity	7.84	7.95	7.59	7.86

Net income per common share
Basic	$0.22	$0.21	$0.63	$0.62
Diluted	0.22	0.21	0.62	0.60

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

Our net interest income totaled $18.8 million during the third quarter of 2015, an increase of $0.7 million, or 3.6% from the year-ago period.  The quarterly increase in net interest income in 2015 compared to 2014 primarily reflects a $91.5 million increase in average interest-earning assets that was partially offset by a three basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2015, net interest income totaled $55.6 million, an increase of $0.4 million, or 0.8% from 2014. The year-to-date increase in net interest income in 2015 compared to 2014 primarily reflects a $79.0 million increase in average interest-earning assets that was partially offset by a 12 basis point decrease in our net interest margin.

The decline in our net interest margin is primarily due to the prolonged low interest rate environment that has pushed our average yield on loans lower.

Interest rates have generally been at extremely low levels since 2008 due primarily to the FRB’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has generally had an adverse impact on our interest income and net interest income.   Based on recent announcements by the FRB, short-term interest rates are expected to remain extremely low until at least late-2015 or early-2016.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), we would expect that our net interest margin will generally benefit on a long-term basis from rising interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2015 non-accrual loans averaged $12.9 million and $13.7 million, respectively compared to $17.1 million and $18.4 million, respectively for the same periods in 2014.  In addition, in the third quarter and first nine months of 2015 we had net recoveries of $0.16 million and $0.34 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.06 million and $0.21 million, respectively, during the same periods in 2014.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
		2015			2014
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,470,529	$17,834	4.83%	$1,390,811	$17,768	5.08%
Tax-exempt loans (2)	3,740	54	5.73	4,803	77	6.36
Taxable securities	520,805	1,901	1.46	484,687	1,644	1.35
Tax-exempt securities (2)	33,104	347	4.19	40,613	430	4.20
Interest bearing cash and repurchase agreement	68,972	70	0.40	76,529	61	0.32
Other investments	15,231	225	5.86	23,415	264	4.47
Interest Earning Assets	2,112,381	20,431	3.85	2,020,858	20,244	3.98
Cash and due from banks	45,477			46,643
Other assets, net	164,253			179,861
Total Assets	$2,322,111			$2,247,362

Liabilities
Savings and interest-bearing checking	$990,229	266	0.11	$949,039	270	0.11
Time deposits	371,501	721	0.77	402,951	966	0.95
Other borrowings	47,769	465	3.86	67,114	649	3.84
Interest Bearing Liabilities	1,409,499	1,452	0.41	1,419,104	1,885	0.53
Non-interest bearing deposits	633,305			551,617
Other liabilities	23,844			30,734
Shareholders’ equity	255,463			245,907
Total liabilities and shareholders’ equity	$2,322,111			$2,247,362

Net Interest Income		$18,979			$18,359

Net Interest Income as a Percent of Average Interest Earning Assets			3.58%			3.61%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
		2015			2014
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,446,857	$52,736	4.87%	$1,377,884	$54,024	5.24%
Tax-exempt loans (2)	4,097	189	6.17	5,028	239	6.36
Taxable securities	518,906	5,528	1.42	470,995	4,623	1.31
Tax-exempt securities (2)	32,790	1,021	4.15	41,493	1,268	4.09
Interest bearing cash and repurchase agreement	64,913	194	0.40	87,511	219	0.33
Other investments	17,772	728	5.48	23,416	857	4.89
Interest Earning Assets	2,085,335	60,396	3.87	2,006,327	61,230	4.08
Cash and due from banks	44,829			45,137
Other assets, net	167,849			184,709
Total Assets	$2,298,013			$2,236,173

Liabilities
Savings and interest- bearing checking	$988,594	792	0.11	$953,008	799	0.11
Time deposits	373,235	2,169	0.78	421,775	2,990	0.95
Other borrowings	47,930	1,382	3.86	59,362	1,720	3.87
Interest Bearing Liabilities	1,409,759	4,343	0.41	1,434,145	5,509	0.51
Non-interest bearing deposits	609,192			529,654
Other liabilities	24,581			32,226
Shareholders’ equity	254,481			240,148
Total liabilities and shareholders’ equity	$2,298,013			$2,236,173

Net Interest Income		$56,053			$55,721

Net Interest Income as a Percentof Average Interest Earning Assets			3.59%			3.71%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Provision for loan losses.  The provision for loan losses was a credit of $0.2 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively. During the nine-month periods ended September 30, 2015 and 2014, the provision was a credit of $1.0 million and $2.0 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2015.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $10.1 million during the three months ended September 30, 2015, a decrease of $0.4 million from the comparable period in 2014.  For the first nine months of 2015 non-interest income totaled $30.1 million, a $0.5 million increase from the comparable period in 2014.  The components of non-interest income are as follows:

Non-Interest Income
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Service charges on deposit accounts	$3,294	$3,579	$9,261	$10,166
Interchange income	2,169	1,984	6,551	5,992
Net gains (losses) on assets:
Mortgage loans	1,812	1,490	5,735	4,139
Securities	45	168	97	334
Other than temporary loss on securities available for sale:
Total impairment loss	-	(9)	-	(9)
Recognized in other comprehensive loss	-	-	-	-
Net impairment loss in earnings	-	(9)	-	(9)
Mortgage loan servicing	(556)	932	476	1,389
Investment and insurance commissions	447	404	1,380	1,305
Bank owned life insurance	304	361	979	1,021
Title insurance fees	281	243	874	734
Gain on branch sale	1,193	-	1,193	-
Other	1,130	1,391	3,522	4,503
Total non-interest income	$10,119	$10,543	$30,068	$29,574

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

Net gains on mortgage loans increased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Mortgage loans originated	$79,648	$77,501	$260,744	$187,172
Mortgage loans sold	71,063	62,007	221,957	156,090
Mortgage loans sold with servicing rights released	872	11,229	4,314	27,447
Net gains on the sale of mortgage loans	1,812	1,490	5,735	4,139
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.55%	2.40%	2.58%	2.65%
Fair value adjustments included in the Loan
Sales Margin	(0.05)	(0.13)	0.21	0.09

The increases in mortgage loan originations, sales and net gains in 2015 as compared to 2014 is due primarily to a decrease in mortgage loan interest rates during parts of 2015 that resulted in an increase in  mortgage loan refinance volumes as well as an improving housing market which has resulted in an increase in purchase money mortgage origination volume.

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

Index
Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.60% and 2.53% in the third quarters of 2015 and 2014, respectively and 2.37% and 2.56% for the comparative 2015 and 2014 year-to-date periods, respectively. The decrease in the year-to-date Loan Sales Margin (excluding fair value adjustments) in 2015 was generally due to a narrowing of primary-to-secondary market pricing spreads reflecting increased price competition. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net securities gains totaled $0.045 million and $0.097 million during the three and nine months ended September 30, 2015, respectively, and $0.168 million and $0.334 million for the respective comparable periods in 2014. The third quarter 2015 net securities gain was due to an increase in the fair value of trading securities.  The year-to-date 2015 net securities gain was due primarily to the sale of U.S. agency residential mortgage-backed securities.  The 2014 net securities gains were due primarily to the sale of a municipal security as well as fair value adjustments on trading securities and a U.S. treasury short sale position.

We recorded no net impairment losses in 2015 for other than temporary impairment of securities available for sale.  We recorded net other than temporary impairment charges on securities available for sale of $0.009 million during both the three and nine months ended September 30, 2014.  These 2014 impairment charges all related to private label residential mortgage-backed investment securities.  (See “Securities.”)

Mortgage loan servicing generated a loss of $0.6 million and income of $0.5 million in the third quarter and first nine months of 2015, respectively, compared to income of $0.9 million and $1.4 million in the third quarter and first nine months of 2014, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$12,535	$12,796	$12,106	$13,710
Originated servicing rights capitalized	678	489	2,128	1,253
Amortization	(700)	(628)	(2,259)	(1,827)
Change in valuation allowance	(883)	523	(345)	44
Balance at end of period	$11,630	$13,180	$11,630	$13,180

Valuation allowance at end of period	$4,118	$2,811	$4,118	$2,811

Index
At September 30, 2015 we were servicing approximately $1.65 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.34% and a weighted average service fee of approximately 25.3 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2015 totaled $11.6 million, representing approximately 71 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $11.9 million at September 30, 2015.

Investment and insurance commissions increased slightly on both a comparative quarterly and year-to-date basis in 2015 compared to 2014.  These changes primarily reflect the sales volumes of such products.

Income from bank owned life insurance declined on both a comparative quarterly and year-to-date basis in 2015 compared to 2014 reflecting a lower average crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.1 million and $53.6 million at September 30, 2015 and December 31, 2014, respectively.

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

Other non-interest income decreased on both a comparative quarterly and year-to-date basis in 2015 compared to 2014.  This decrease is primarily due to declines in rental income on other real estate (“ORE”) and income from merchant card processing.  The decline in rental income on ORE is due to the sales of income-producing properties.  The decline in income from merchant card processing is due primarily to a change in our third-party processing provider and the timeframe required to transition customers from the prior provider.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense decreased by $0.2 million to $21.9 million and by $1.4 million to $65.6 million during the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods in 2014. The components of non-interest expense are as follows:

Index

Non-Interest Expense
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Compensation	$8,419	$8,574	$24,880	$25,321
Performance-based compensation	1,572	1,203	4,604	3,348
Payroll taxes and employee benefits	2,038	1,941	6,121	6,105
Compensation and employee benefits	12,029	11,718	35,605	34,774
Occupancy, net	1,940	2,079	6,399	6,715
Data processing	2,001	1,790	5,958	5,653
Loan and collection	816	1,391	2,938	4,283
Furniture, fixtures and equipment	998	1,005	2,915	3,127
Communications	754	712	2,184	2,212
Legal and professional fees	519	559	1,352	1,380
Advertising	406	427	1,338	1,547
FDIC deposit insurance	350	396	1,044	1,235
Interchange expense	279	368	859	1,112
Supplies	190	249	619	746
Credit card and bank service fees	197	226	602	734
Amortization of intangible assets	86	134	260	402
Vehicle service contract counterparty contingencies	30	28	89	169
Costs related to unfunded lending commitments	26	12	46	27
Provision for loss reimbursement on sold loans	(35)	-	(59)	(466)
Net (gains) losses on ORE and repossessed assets	5	(285)	(173)	(410)
Other	1,288	1,275	3,633	3,804
Total non-interest expense	$21,879	$22,084	$65,609	$67,044

Compensation and employee benefits expenses, in total, increased $0.3 million, or 2.7%, on a quarterly comparative basis and increased $0.8 million, or 2.4%, for the first nine months of 2015 compared to the same periods in 2014.

Compensation expense decreased by $0.2 million, or 1.8%, and by $0.4 million, or 1.7%, in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014.  Average full-time equivalent employees (“FTEs”) were reduced by approximately 5.5% and  4.4% during the third quarter and first nine months of 2015, respectively, compared to the year ago periods.  However, the impact of the FTE reductions was partially offset by merit raises granted in 2015.

Performance-based compensation increased by $0.4 million and by $1.3 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, due primarily to a higher accrual for anticipated incentive compensation based on our estimated 2015 performance as compared to goals.

Payroll taxes and employee benefits increased by $0.097 million and $0.016 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, due primarily to an increase in recruiting costs principally for our mortgage banking operations.

Index
Occupancy, net, decreased by $0.1 million and $0.3 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014.  These declines are primarily due to decreases in utility costs, real estate property taxes and property insurance which reflect fewer properties owned due to sales or other dispositions.

Data processing expenses increased by $0.2 million and by $0.3 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, due primarily to costs associated with a new sales and marketing system and a new mortgage loan origination system and the outsourcing of certain network and desktop delivery functions as well as an increase in mobile banking expenses.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2015, which primarily reflects the overall year-over-year decrease in non-performing assets. (See “Portfolio Loans and asset quality.”)

Furniture, fixtures and equipment, communications, and supplies expenses, collectively, were lower on both a comparative quarterly and year-to-date basis, which primarily reflects our cost reduction efforts.

Legal and professional fees were slightly lower on both a comparative quarterly and year-to-date basis.  The decreases are due primarily to a decline in legal fees and consulting fees at the Bank.

Advertising expenses were lower on both a comparative quarterly and year-to-date basis due primarily to a reduction in outdoor (billboard) advertising and 2014 including expenses related to a website redesign.

FDIC deposit insurance expense decreased by $0.046 million and by $0.191 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The decline in 2015 principally reflects a reduction in the Bank’s risk based premium rate due to our continued improving financial metrics.

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

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.4 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index
We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.03 million and $0.09 million for vehicle service contract payment plan counterparty contingencies in the third quarter and first nine months of 2015, respectively, compared to $0.03 million and $0.17 million, respectively, for the same periods in 2014.

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

The provision for loss reimbursement on sold loans was a credit of $0.035 million and a credit of $0.059 million in the third quarter and first nine months of 2015, respectively, compared to an expense of zero and a credit of $0.47 million in the third quarter and first nine months of 2014, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae).  The third quarter and year-to-date credit provisions in 2015 are due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for previously. The credit provision in the first nine months of 2014 is due primarily to the rescission of certain loss reimbursement requests by Freddie Mac that had been pending and accrued for at the end of 2013.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.54 million and $0.69 million at September 30, 2015 and December 31, 2014, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at September 30, 2015, and December 31, 2014, also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
Net (gains) losses on ORE and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  We recorded a net loss of $0.005 million and a net gain of $0.173 million in the third quarter and first nine months of 2015, respectively (as compared to net gains of $0.285 million and $0.410 million, respectively, recorded in the same periods in 2014). The gains primarily reflect greater stability in real estate prices during the last two years, with some markets even experiencing price increases.

Other non-interest expenses were relatively unchanged and decreased by $0.2 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014.  The year-to-date comparative decline is due primarily to decreases in insurance costs and fraud related expenses.

Income tax expense.  We recorded an income tax expense of $2.3 million and $6.7 million in the third quarter and the first nine months of 2015, respectively. This compares to an income tax expense of $2.3 million and $5.7 million in the third quarter and the first nine months of 2014, respectively.

Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the second quarter and year-to-date 2014 income tax expense was reduced by a credit of approximately $0.7 million due to a true-up of the amount of unrecognized tax benefits relative to certain net operating loss carryforwards and the reversal of a valuation allowance on a capital loss carryforward that was believed to not be more likely than not to be realized prior to a strategy executed during the second quarter of 2014 that generated capital gains.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both September 30, 2015 and 2014, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.0 million at both September 30, 2015 and December 31, 2014. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

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

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Independent Bank	$5,455	$5,048	$15,623	$14,345
Mepco	(168)	163	(437)	607
Other(1)	(224)	(266)	(693)	(665)
Elimination	(16)	(16)	(46)	(168)
Net income (loss)	$5,047	$4,929	$14,447	$14,119

(1)	Includes amounts relating to our parent company and certain insignificant operations.

The increase in net income on a comparative quarterly basis at Independent Bank is due primarily to an increase in net interest income and a decrease in non-interest expense that were partially offset by an increase in the provision for loan losses (a lower credit) and a decrease in non-interest income.  The increase in year-to-date net income at Independent Bank in 2015 compared to 2014 is primarily due to increases in net interest income and non-interest income and a decrease in non-interest expense that were partially offset by increases in the provision for loan losses (a smaller credit) and in income tax expense.  (See “Net interest income,” “Provision for loan losses,” “Non-interest income,” “Non-interest expense,” “Income tax expense,” and “Portfolio Loans and asset quality.”)

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

Index
Financial Condition

Summary.  Our total assets increased by $146.1 million, or 6.5%, during the first nine months of 2015 due primarily to increases in cash and cash equivalents, securities available for sale and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.47 billion at September 30, 2015, an increase of $58.0 million, or 4.1%, from December 31, 2014.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.06 billion at September 30, 2015, compared to $1.92 billion at December 31, 2014.  The $136.7 million increase in total deposits during the period is primarily due to growth in checking, savings and time account balances.

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

Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
September 30, 2015	$602,659	$4,205	$2,202	$604,662
December 31, 2014	532,930	3,317	3,069	533,178

Securities available for sale increased during 2015 due primarily to the purchase of U.S. agency, corporate, and asset-backed securities.  The securities were purchased to utilize funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss. We recorded no net other than temporary impairment charges on securities in earnings in 2015. We recorded $0.009 million of net other than temporary impairment charges on securities in earnings in 2014.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended September 30,
	2015	2014
	(In thousands)

Proceeds	$11,786	$7,630

Gross gains	$75	$123
Gross losses	-	-
Net impairment charges	-	(9)
Fair value adjustments	22	211
Net gains	$97	$325

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

Index
Non-performing assets (1)

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans	$15,834	$15,231
Loans 90 days or more past due and still accruing interest	-	7
Total non-performing loans	15,834	15,238
Other real estate and repossessed assets	3,851	6,454
Total non-performing assets	$19,685	$21,692

As a percent of Portfolio Loans
Non-performing loans	1.08%	1.08%
Allowance for loan losses	1.68	1.84
Non-performing assets to total assets	0.82	0.96
Allowance for loan losses as a percent of non-performing loans	155.39	170.56

(1)	Excludes loans classified as "trouble debt restructured" that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings ("TDR")

	September 30, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$22,257	$69,726		$91,983
Non-performing TDRs(1)	1,501	3,887	(2)	5,388
Total	$23,758	$73,613		$97,371

	December 31, 2014
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$29,475	$73,496		$102,971
Non-performing TDRs(1)	1,978	5,225	(2)	7,203
Total	$31,453	$78,721		$110,174

(1)	Included in non-performing assets table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $0.6 million, or 3.9%, during the first nine months of 2015 due principally to a $3.4 million increase in non-performing commercial loans that was largely offset by decreases in non-performing mortgage and consumer/installment loans. The increase in non-performing commercial loans was primarily due to the movement of a $4.2 million commercial relationship into non-accrual during the third quarter of 2015.  This relationship is primarily secured by income producing properties and had been previously classified as an accruing “watch” credit.  The declines in non-performing mortgage and consumer/installment loans primarily reflect reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into ORE. In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a longer-term downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $92.0 million, or 6.3% of total Portfolio Loans, and $103.0 million, or 7.3% of total Portfolio Loans, at September 30, 2015 and December 31, 2014, respectively. The decrease in the amount of performing TDRs in the first nine months of 2015 reflects declines in both commercial loan and retail loan TDRs.

ORE and repossessed assets totaled $3.9 million at September 30, 2015, compared to $6.5 million at December 31, 2014. This decrease is primarily the result of sales of ORE being in excess of the migration of non-performing loans secured by real estate into ORE as the foreclosure process is completed.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.03% on an annualized basis in the first nine months of 2015 compared to 0.27% in the first nine months of 2014.  The $2.4 million decline in loan net charge-offs is primarily due to a $1.7 million decrease in commercial loan net charge-offs as well as decreases in mortgage loan ($0.6 million) and consumer/installment loan ($0.1 million) net charge-offs.  The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in loan defaults and improvement in collateral liquidation values.

Index
Allowance for loan losses

	Nine months ended September 30,
	2015		2014
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$25,990	$539	$32,325	$508
Additions (deductions)
Provision for loan losses	(1,037)	-	(2,049)	-
Recoveries credited to allowance	3,418	-	5,438	-
Loans charged against the allowance	(3,767)	-	(8,206)	-
Additions (deductions) included in non-interest expense	-	46	-	27
Balance at end of period	$24,604	$585	$27,508	$535

Net loans charged against the allowance to average Portfolio Loans (annualized)	0.03%		0.27%

Allocation of the Allowance for Loan Losses

	September 30, 2015	December 31, 2014
	(In thousands)
Specific allocations	$12,776	$13,233
Other adversely rated commercial loans	1,259	761
Historical loss allocations	5,798	6,773
Additional allocations based on subjective factors	4,771	5,223
Total	$24,604	$25,990

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded credits of $0.005 million and $0.031 million in the first nine months of 2015 and 2014, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.07 million at both September 30, 2015 and December 31, 2014. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

Index
The allowance for loan losses decreased $1.4 million to $24.6 million at September 30, 2015, from $26.0 million at December 31, 2014, and was equal to 1.68% of total Portfolio Loans at September 30, 2015, compared to 1.84% at December 31, 2014. Three of the four components of the allowance for loan losses outlined above declined in the first nine months of 2015. The allowance for loan losses related to specific loans decreased $0.5 million in 2015 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans increased $0.5 million in 2015 primarily due to an increase in the balance of such loans included in this component to $34.1 million at September 30, 2015 from $30.6 million at December 31, 2014. The allowance for loan losses related to historical losses decreased $1.0 million during 2015 due principally to the use of a lower estimated probability of default for homogenous mortgage and installment loans (resulting from lower loan net charge-offs and reduced levels of new defaults on loans). The allowance for loan losses related to subjective factors decreased $0.5 million during 2015 primarily due to the improvement of various economic indicators used in computing this portion of the allowance.

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

Deposits totaled $2.06 billion and $1.92 billion at September 30, 2015, and December 31, 2014, respectively.  The $136.7 million increase in deposits in the first nine months of 2015 is due to growth in checking, savings and time deposit account balances.  Reciprocal deposits totaled $47.9 million and $53.7 million at September 30, 2015, and December 31, 2014, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2015, we had approximately $522.8 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index
Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $12.1 million and $12.5 million at September 30, 2015, and December 31, 2014, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2015, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $60.0 million, or 2.9% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first nine months of 2015 and 2014, we entered into $16.6 million and $2.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.30 million and $0.05 million of fee income related to these transactions during the first nine months of 2015 and 2014, respectively.

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

At September 30, 2015, we had $296.9 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.64 billion of our deposits at September 30, 2015, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

Index
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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $22.0 million as of September 30, 2015, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization

	September 30, 2015	December 31, 2014
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	343,601	352,462
Accumulated deficit	(86,125)	(96,455)
Accumulated other comprehensive loss	(4,496)	(5,636)
Total shareholders’ equity	252,980	250,371
Total capitalization	$287,480	$284,871

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

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2015, and December 31, 2014. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $253.0 million at September 30, 2015 from $250.4 million at December 31, 2014, due primarily to our net income in the first nine months of 2015 as well as a decline in our accumulated other comprehensive loss that were partially offset by dividends and share repurchases. Our tangible common equity (“TCE”) totaled $250.6 million and $247.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 10.48% and 11.03% at September 30, 2015 and December 31, 2014, respectively.

Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $15.9 million at September 30, 2015, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2015, we requested regulatory approval for an $18.5 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 13, 2015, and the Bank returned $18.5 million of capital to the parent company on February 17, 2015.  Also see note #11 to the Condensed Consolidated Financial Statements included within this report.

On January 21, 2015, our Board of Directors authorized a share repurchase plan.  Under the terms of the share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    The repurchase plan is authorized to last through December 31, 2015.  We intend and expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, other regulatory requirements, potential alternative uses for capital, and our financial performance. The repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.  During the first nine months of 2015 we repurchased 659,162 shares of our comment stock pursuant to this plan at an average price of $13.69 per share.

We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014 and have continued to pay regular quarterly dividends at that amount through August 2015.  In October 2015, our Board of Directors increased the quarterly cash dividend on our common stock to eight cents per share.

Index
As of September 30, 2015 and December 31, 2014, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2015
200 basis point rise	$420,900	8.93%	$78,400	6.52%
100 basis point rise	407,500	5.46	76,300	3.67
Base-rate scenario	386,400	-	73,600	-
100 basis point decline	357,600	(7.45)	70,900	(3.67)

December 31, 2014
200 basis point rise	$421,700	9.56%	$75,600	6.03%
100 basis point rise	406,800	5.69	73,600	3.23
Base-rate scenario	384,900	-	71,300	-
100 basis point decline	355,000	(7.77)	69,200	(2.95)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2015, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2015, the Company issued 698 shares of common stock to non-employee directors on a current basis and 472 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on July 1, 2015, at a price of $13.56 per share, representing aggregate fees of $0.02 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to purchases of common stock for the three-months ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2015	-	$-	-	870,515
August 2015	299,923	14.08	227,500	643,015
September 2015	154,247	14.00	154,247	488,768
Total	454,170	$14.05	381,747	488,768

(1)
Represents (i) 72,423 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock units and (ii) 381,747 shares purchased in the open market pursuant to a publicly announced plan.

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

Date	November 4, 2015	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 4, 2015	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer