Form 10-K
period 2015-12-31
INDEPENDENT BANK CORP /MI/
filed 2016-03-07
CIK 39311

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number	0-7818

INDEPENDENT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

4200 East Beltline, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(616) 527-5820

 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	NASDAQ
(Title of class)	(Name of Exchange)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes        No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

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

Large accelerated filer ____ Accelerated filer  X   Non-accelerated filer _____  Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act). Yes       No  X

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015, was $300,922,717.

The number of shares outstanding of the registrant's common stock as of March 4, 2016 was 21,361,594.

Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

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

Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 62 branches, 1 drive-thru facility, and 8 loan production offices. Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2015, our bank had total loans (excluding loans held for sale) of $1.515 billion and total deposits of $2.086 billion. As of December 31, 2015, we had 674 full-time employees and 157 part-time employees.

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

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2015	2014	2013
Interest and fees on loans	58.6%	60.2%	61.1%
Other interest income	8.2	7.3	4.9
Non-interest income	33.2	32.5	34.0
	100.0%	100.0%	100.0%

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

Federal law requires bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. Such support may be required by the Federal Reserve at times when we might otherwise determine not to provide it.

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

Our Tier 1 capital as of December 31, 2015, includes $34.5 million of trust preferred securities (classified on our balance sheet as "Subordinated debentures"). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

On January 1, 2015, we became subject to new regulatory capital rules issued by the Federal Reserve in 2013. In general, these new capital rules increase the minimum requirements for both the quantity and quality of capital we maintain. The rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. As to the quality of capital, the new rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the new capital rules to our organization is described below. Under these new capital rules, our existing trust preferred securities are grandfathered as qualifying regulatory capital. We believe we currently exceed all of the capital ratio requirements of these new capital rules.

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

ITEM 1.	BUSINESS (continued)

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

On January 1, 2015, we became subject to new regulatory capital rules issued by the Federal Reserve in 2013. In general, these new capital rules increase the minimum requirements for both the quantity and quality of capital we maintain. The rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. As to the quality of capital, the new rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the new capital rules to our organization is described below. We believe we currently exceed all of the capital ratio requirements of these new capital rules.

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

Common
	Total	Tier 1	Equity Tier 1
	Risk-Based	Risk-Based	Risk-Based	Leverage
	Capital Ratio	Capital Ratio	Capital Ratio	Ratio
Well capitalized	10% or above	8% or above	6.5% or above	5% or above
Adequately capitalized	8% or above	6% or above	4.5% or above	4% or above
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%
Critically undercapitalized	Tangible equity to total assets of 2% or less

At December 31, 2015, our bank's ratios exceeded minimum requirements for the well-capitalized category.

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

At December 31, 2015, our bank had negative retained earnings of approximately $10.1 million and therefore was unable to pay dividends to the holding company. In lieu of the payment of dividends, we intend to make periodic requests to the Michigan DIFS to approve a return of capital from our bank. On February 24, 2016, the Michigan DIFS approved an $18.0 million return of capital. The bank paid this return of capital to us on February 25, 2016.

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

Consumer Banking. Our bank's business includes making a variety of types of loans to individuals. In making these loans, our bank is subject to state usury and other consumer protection laws and to various federal statutes, including provisions of the Gramm Leach-Bliley Act aimed at protecting the privacy of consumer financial information, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA), the Home Mortgage Disclosure Act, and the regulations promulgated under these statutes, which (among other things) prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

A number of new consumer protection laws were implemented following the recent recession, including:

•	The Homeowner Affordability and Stability Plan (HASP) was implemented in 2009 to support a recovery in the housing market and ensure that borrowers can continue to pay off their mortgages through initiatives such as access to low-cost refinancing for responsible homeowners suffering from falling home prices; a $75 billion homeowner stability plan to prevent foreclosure, and support of low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

•	The Dodd-Frank Act, adopted in 2010, included the creation of a new federal agency called the Consumer Financial Protection Bureau (CFPB), which was given the power to issue and enforce certain consumer protection laws. The CFPB has issued several new consumer protection regulations, including regulations that impact residential mortgage lending and servicing. The CFPB issued a final rule to integrate disclosures and regulations required by TILA and RESPA. The final rule, called TILA-RESPA Integrated Disclosure (TRID), integrates existing disclosures with new requirements from the Dodd-Frank Act to improve consumer understanding of the mortgage process. TRID became effective on October 3, 2015.

•	The Dodd-Frank Act also implemented new restrictions on how mortgage brokers and loan originators may be compensated.

ITEM 1.	BUSINESS (continued)

We have experienced, and expect to continue to experience, increased costs and expenses related to compliance with these and other new consumer protection regulations.

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

Future Legislation

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

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the book value of securities at December 31:

	2015	2014	2013
	(in thousands)

Trading - preferred stock	$148	$203	$498

Available for sale
U.S. agency residential mortgage-backed	$196,056	$257,558	$203,460
States and political subdivisions	144,984	143,415	153,678
Other asset backed	116,904	32,353	45,185
U.S. agency	47,512	35,006	31,808
Corporate	38,614	22,664	19,137
U.S. agency commercial mortgage-backed	34,028	33,728	—
Private label residential mortgage-backed	4,903	6,013	6,788
Trust preferred	2,483	2,441	2,425
Total	$585,484	$533,178	$462,481

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

(B)  The following table sets forth contractual maturities of securities at December 31, 2015 and the weighted average yield of such securities:

			Maturing		Maturing
	Maturing		After One		After Five		Maturing
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Trading - Preferred stock							$148	0.00%

Tax equivalent adjustment
for calculation of yield							$—

Available for sale
U.S. agency residential mortgage-backed	$46	3.47%	$60,571	1.30%	$91,913	1.32%	$43,526	1.99%
States and political subdivisions	20,508	1.57	35,208	2.53	16,118	3.74	73,150	3.35
U.S. agency	2,478	1.20	9,580	0.94	28,642	2.08	6,812	2.29
U.S. agency commercial mortgage-backed	3,008	1.61	31,020	2.07	—		—
Other asset backed	68,013	1.41	44,574	1.26	4,317	1.15	—
Corporate	11,606	1.31	25,127	1.60	1,881	1.11	—
Private label residential mortgage-backed	—		80	5.96	2,494	4.21	2,329	5.21
Trust preferred	—		—		—		2,483	1.69
Total	$105,659	1.43%	$206,160	1.64%	$145,365	1.78%	$128,300	2.84%

Tax equivalent adjustment for calculation of yield	$74		$167		$146		$156

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows.

	Tax-Exempt		Rate on Tax Equivalent
Available for sale	Rate	Adjustment	Basis
Under 1 year	1.26%	0.68%	1.94%
1-5 years	2.20	1.19	3.39
5-10 years	2.68	1.45	4.13
After 10 years	4.31	2.33	6.64

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

III.	LOAN PORTFOLIO

(A) The following table sets forth total loans outstanding at December 31:

	2015	2014	2013	2012	2011
	(in thousands)
Loans held for sale	$27,866	$23,662	$20,390	$50,779	$44,801
Mortgage	500,454	472,628	486,633	527,340	590,876
Commercial	748,398	690,955	635,234	617,258	651,155
Installment	231,599	206,378	192,065	189,849	219,559
Payment plan receivables	34,599	40,001	60,638	84,692	115,018
Total Loans	$1,542,916	$1,433,624	$1,394,960	$1,469,918	$1,621,409

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2015:

		Due
	Due	After One	Due
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(in thousands)
Mortgage	$2	$156	$43,718	$43,876
Commercial	89,532	219,973	438,893	748,398
Payment plan receivables	10,956	23,643	—	34,599
Total	$100,490	$243,772	$482,611	$826,873

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2015:

	Fixed	Variable
	Rate	Rate	Total
	(in thousands)
Due after one but within five years	$112,492	$131,280	$243,772
Due after five years	285,360	197,251	482,611
Total	$397,852	$328,531	$726,383

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2015	2014	2013	2012	2011
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$10,607	$15,231	$17,905	$32,929	$59,309

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	116	7	—	7	574

(c) Loans not included above which are "troubled debt restructurings" as defined by accounting guidance	81,512	102,971	114,887	126,730	116,569

Total	$92,235	$118,209	$132,792	$159,666	$176,452

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $5.56 million would have been earned in 2015 had loans in categories (a) and (c) remained at their original terms; however, only $4.03 million was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2015.

At December 31, 2015, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2015, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2015, 2014, 2013, 2012 and 2011.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2015		2014		2013
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,542,916		$1,433,624		$1,394,960

Average total loans outstanding for the year (net of unearned fees)	$1,461,480		$1,388,772		$1,413,796

		Unfunded		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments	Losses	ments
Balance at beginning of year	$25,990	$539	$32,325	$508	$44,275	$598
Loans charged-off
Mortgage	2,567		4,119		6,319
Commercial	1,694		4,613		7,358
Installment	1,467		1,885		2,520
Payment plan receivables	—		2		35
Total loans charged-off	5,728		10,619		16,232
Recoveries of loans previously
charged-off
Mortgage	1,258		1,397		1,996
Commercial	2,656		4,914		5,119
Installment	1,108		1,104		1,074
Payment plan receivables	—		5		81
Total recoveries	5,022		7,420		8,270
Net loans charged-off	706		3,199		7,962
Additions (deductions) included in operations	(2,714)	113	(3,136)	31	(3,988)	(90)
Balance at end of year	$22,570	$652	$25,990	$539	$32,325	$508

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.05%		0.23%		0.56%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.46		1.81		2.32

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

	2012	2011
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,469,918	$1,621,409

Average total loans outstanding for the year (net of unearned fees)	$1,550,456	$1,711,948

		Unfunded		Unfunded
	Loan	Commit-	Loan	Commit-
	Losses	ments	Losses	ments
Balance at beginning of year	$58,884	$1,286	$67,915	$1,322
Loans charged-off
Mortgage	10,741		15,608
Commercial	12,588		20,491
Installment	4,009		5,439
Payment plan receivables	70		186
Total loans charged-off	27,408		41,724
Recoveries of loans previously charged-off
Mortgage	1,581		1,441
Commercial	3,610		1,850
Installment	1,311		1,451
Payment plan receivables	20		5
Total recoveries	6,522		4,747
Net loans charged-off	20,886		36,977
Reclassification to loans held for sale	610
Additions (deductions) included in operations	6,887	(688)	27,946	(36)
Balance at end of year	$44,275	$598	$58,884	$1,286

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	1.35%		2.16%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	3.01		3.63

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2015		2014		2013
		Percent		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$5,670	48.5%	$5,445	48.2%	$6,827	45.5%
Mortgage	10,391	34.3	13,444	34.6	17,195	36.3
Installment	1,181	15.0	1,814	14.4	2,246	13.8
Payment plan receivables	56	2.2	64	2.8	97	4.4
Subjective allocation	5,272	—	5,223	—	5,960	—
Total	$22,570	100.0%	$25,990	100.0%	$32,325	100.0%

	2012		2011
		Percent		Percent
	Allowance	of Loans to	Allowance	of Loans to
	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Commercial	$11,402	42.2%	$18,183	40.2%
Mortgage	21,447	39.1	22,885	39.2
Installment	3,378	12.9	6,146	13.5
Payment plan receivables	144	5.8	197	7.1
Subjective allocation	7,904	—	11,473	—
Total	$44,275	100.0%	$58,884	100.0%

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (continued)

V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2015		2014		2013
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Non-interest bearing demand	$619,206		$540,107		$500,673
Savings and NOW	988,504	0.11%	951,745	0.11%	908,740	0.12%
Time deposits	386,035	0.76	413,729	0.94	423,291	1.08
Total	$1,993,745	0.20%	$1,905,581	0.26%	$1,832,704	0.31%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2015:

(in thousands)
Three months or less	$35,085
Over three through six months	51,794
Over six months through one year	91,150
Over one year	52,885
Total	$230,914

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income (loss) to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2015	2014	2013	2012	2011
Net income (loss) as a percent of(1)
Average common equity	7.89%	7.43%	64.22%	68.29%	(68.44)%
Average total assets	0.86	0.80	3.87	0.92	(1.02)

Dividends declared per share as a percent of diluted net income per share	30.23	23.38	0.00	0.00	0.00

Average shareholders' equity as a percent of average total assets	10.93	10.83	8.69	4.82	4.76

(1)These amounts are calculated using net income (loss) applicable to common stock.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $10.7 million and $15.2 million at December 31, 2015 and December 31, 2014, respectively. Our allowance coverage ratio of non-performing loans was 210.5% and 170.6% at December 31, 2015 and December 31, 2014, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly rated securities (rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $3.5 million as of December 31, 2015 (compared to approximately $3.1 million as of December 31, 2014). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

The assumptions we make in calculating estimated potential losses on vehicle service contract counterparty receivables for Mepco may be inaccurate, which could lead to vehicle service contract counterparty contingencies expense that is materially greater than the charges we have taken to date.

One of our subsidiaries, Mepco, is engaged in the business of acquiring and servicing payment plans for consumers who purchase vehicle service contracts and similar products. The receivables generated in this business involve a different, and generally higher, level of risk of delinquency or collection than generally associated with the loan portfolios of our bank. Upon cancellation of the payment plans acquired by Mepco (whether due to voluntary cancellation by the consumer or non-payment), the third party entities that provide the service contracts or other products to consumers (which we refer to as Mepco's "counterparties") become obligated to refund Mepco the unearned portion of the sales price previously funded by Mepco. These obligations of Mepco's counterparties are shown as "vehicle service contract counterparty receivables" in our Consolidated Statements of Financial Condition. At December 31, 2015, the aggregate amount of such obligations owing to Mepco by counterparties, net of write-downs and reserves made through the recognition of "vehicle service contract counterparty contingencies expense," totaled $7.2 million. This compares to a balance of $7.2 million and $7.7 million at December 31, 2014, and December 31, 2013, respectively.

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

Prior to 2009, Mepco's counterparties generally fulfilled their obligations to Mepco to refund Mepco the amounts owed upon cancellation of the service contracts. However, events in the vehicle service contract industry starting in approximately 2009 significantly increased the size of these counterparty obligations. These events, which included allegations that several service contract providers violated telemarketing and other consumer protection laws, contributed to significantly higher cancellation rates for outstanding service contracts and significantly lower sales of new service contract products which, in turn, contributed to several of Mepco's counterparties either going out of business or defaulting on their obligations to Mepco. Although Mepco generally has recourse against more than one counterparty upon the cancellation of a service contract, Mepco did not historically have to enforce its rights against one counterparty (e.g., the administrator of a particular service contract that cancelled) based upon the default of a second counterparty (e.g., the seller of the service contract). As Mepco has worked to enforce these rights in recent years, certain of its counterparties challenged their payment obligations to Mepco. Mepco is currently involved in litigation with certain of its counterparties to enforce Mepco's rights to collect refunds owing from those counterparties. We may need to initiate additional lawsuits against other counterparties that do not pay their obligations to Mepco.

In evaluating the collectability of these receivables, Mepco estimates probable incurred losses that Mepco expects to incur as a result of being unable to fully collect all amounts owing to Mepco. The aggregate amount of these probable incurred losses (shown as "vehicle service contract counterparty contingencies expense" in our Consolidated Statements of Operations) was $0.1 million, $0.2 million and $4.8 million in 2015, 2014 and 2013, respectively.

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

Mepco faces unique operational and internal control challenges due to the relatively rapid turnover of its portfolio and high volume of new payment plans. Mepco's business is highly specialized, and its results of operation depend largely on the continued services of its executives and other key employees familiar with its business. In addition, because activity in this market is conducted primarily through relationships with unaffiliated vehicle service contract direct marketers and administrators and because the customers are located nationwide, risk management and general supervisory oversight are generally more difficult than in our bank. The risk of third party fraud is also higher as a result of these factors. Acts of fraud are difficult to detect and deter, and we cannot assure investors that the risk management procedures and controls will prevent losses from fraudulent activity. Although we have an internal control system at Mepco, we may be exposed to the risk of material loss in this business. As of December 31, 2015, Mepco had total assets of $57.2 million, which amounts to 2.4 percent of our consolidated assets.

ITEM 1A.	RISK FACTORS (continued)

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $7.4 million on mortgage loans during 2015 compared to $5.6 million during 2014 and $10.0 million during 2013.

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

Our parent company is a separate and distinct legal entity from our bank. Generally, our parent company receives substantially all of its cash flow from dividends or returns of capital from our subsidiary bank. These dividends or returns of capital are the principal source of funds to pay our parent company’s operating expenses and for cash dividends on our common stock. Various federal and/or state laws and regulations limit the amount of dividends that the bank may pay to the parent company. For example, at the present time, because our bank has negative retained earnings, it is not permitted to pay any dividends to our parent company. Therefore, we have made requests for returns of capital from the bank to our parent company. A return of capital request requires approval by our state bank regulators. While we have received approval for the four requests made to date, there is no assurance that we will obtain any further approval in the future. In the event our bank cannot obtain approval for a return of capital or is unable to pay future dividends to our parent company, we may not be able to pay future cash dividends on our common stock.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

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

We and our bank operate a total of 82 facilities in Michigan and 1 facility in Chicago, Illinois.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $1.0 million. However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit, this maximum amount may change in the future.

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

The following sets forth certain information with respect to our executive officers at February 26, 2016.

		First elected
		as an executive
Name (Age)	Position	officer
William B. Kessel (51)	President, Chief Executive Officer and Director (1)	2004

Robert N. Shuster (58)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (56)	Executive Vice President and Chief Risk Officer	2007

David C. Reglin (56)	Executive Vice President, Retail Banking	1998

Mark L. Collins (58)	Executive Vice President, General Counsel	2009

Dennis J. Mack (54)	Executive Vice President and Chief Lending Officer (2)	2012

Richard E. Butler (64)	Senior Vice President, Operations	1998

Peter R. Graves (58)	Senior Vice President, Chief Information Officer	1999

James J. Twarozynski (50)	Senior Vice President, Controller	2002

(1)	Mr. Kessel assumed the role of President as of April 1, 2011, and assumed the roles of CEO and director starting January 1, 2013. Prior to being appointed President, Mr. Kessel was Executive Vice President and COO.

(2)	Prior to being named Executive Vice President and Chief Lending Officer in 2012, Mr. Mack was a Senior Vice President and commercial credit officer since 2009 and a Senior Vice President at Comerica Incorporated since 2001.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2015, we issued 2,089 shares of common stock to non-employee directors on a current basis and 434 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on October 1, 2015, at a price of $14.76 per share, representing aggregate fees of $0.04 million.   The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2015:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares Authorized
	Total Number of	Average Price	Publicly	for Purchase
Period	Shares Purchased	Paid Per Share	Announced Plan(1)	Under the Plan
October 2015	228,734	$14.53	228,734	260,034
November 2015	79,303	14.51	79,303	180,731
December 2015	—	—	—	NA(2)
Total	308,037	$14.52	308,037

1.	As disclosed in a Form 8-K we filed on October 1, 2015, we entered into a 10b5-1 Repurchase Plan with Keefe, Bruyette & Woods, Inc. ("KBW") on September 30, 2015, pursuant to which we authorized KBW to repurchase, on our behalf, up to 460,000 shares of our common stock, subject to the parameters of the plan. 289,560 shares were purchased under this 10b5-1 Repurchase Plan which terminated on November 2, 2015. The balance of the 308,037 shares reflected in this column were shares we purchased in the open market.

2.	As disclosed in a Form 8-K we filed on January 23, 2015, our Board authorized the repurchase of up to 5% of our outstanding common stock. This share repurchase plan expired on December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at

    December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended

     December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income

     for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders' Equity

     for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended

     December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2015 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Internal Control Over Financial Reporting. "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's attestation of such report included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to the additional item under Part I of this report on Form 10-K.

CODE OF ETHICS - We have adopted a "Code of Ethics for Chief Executive Officer and Senior Financial Officers" that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of our Code of Ethics is posted on our website at www.IndependentBank.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, 4200 East Beltline, Grand Rapids, Michigan 49525.

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", “Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2015.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	235,596	$4.94	288,415
Equity compensation plan not approved by security holders	None	N/A	226,162

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

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

The information set forth under the caption s "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 26, 2016 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
		The Exhibit Index is located on the final three pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2016.

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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 7, 2016

Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Robert N. Shuster	March 7, 2016

James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	s/James J. Twarozynski	March 7, 2016

Michael M. Magee, Jr. Chairman and Director	s/Michael M. Magee Jr.	March 7, 2016

William J. Boer, Director	s/William J. Boer	March 7, 2016

Joan A. Budden, Director	s/Joan A. Budden	March 1, 2016

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 7, 2016

Terry L. Haske, Director

William B. Kessel, Director	s/William B. Kessel	March 7, 2016

Matthew J. Missad, Director	s/Matthew J. Missad	March 7, 2016

James E. McCarty, Director	s/James E. McCarty	March 7, 2016

Charles C. Van Loan, Director

EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

13	Annual report, relating to the April 26, 2016 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP).
24	Power of Attorney (included on page 34).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation, conformed through May 12, 2009 (incorporated herein by reference to Exhibit 3.1 to our Form S-4 Registration Statement dated January 27, 2010, filed under registration No. 333-164546).
3.1(a)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 99.1 to our current report on Form 8-K dated February 1, 2010 and filed February 3, 2010).
3.1(b)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated April 9, 2010 and filed April 9, 2010).
3.1(c)	Certificate of Designations for Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series B, filed as an amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated April 16, 2010 and filed April 21, 2010).
3.1(d)	Amendment to Article III of the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated August 31, 2010 and filed August 31, 2010).
3.1(e)	Certificate of Designations for Series C Junior Participating Preferred Stock, filed as an amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form 8-A dated November 15, 2011 and filed November 15, 2011).
3.2	Amended and Restated Bylaws, conformed through December 8, 2008 (incorporated herein by reference to Exhibit 3.2 to our current report on Form 8-K dated December 8, 2008 and filed on December 12, 2008).
4.1	Tax Benefits Preservation Plan, including exhibits, dated as of November 15, 2011, by and between Independent Bank Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form 8-A filed November 15, 2011).
4.2	Form of Rights Certificate (incorporated in this Exhibit 4.2 by reference to Exhibit B of the Tax Benefits Preservation Plan, included as Exhibit 4.1 to our Registration Statement on Form 8-A filed November 15, 2011).
10.1*	Deferred Benefit Plan for Directors (incorporated herein by reference to Exhibit 10(C) to our report on Form 10-K for the year ended December 31, 1984).
10.2	The form of Indemnity Agreement approved by our shareholders at the April 19, 1988 Annual Meeting, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10(F) to our report on Form 10-K for the year ended December 31, 1988).

10.3	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10 to our report on Form 10-K for the year ended December 31, 1998).
10.4*	Long-Term Incentive Plan, as amended through April 23, 2013 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 13, 2013).
10.5*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 8, 2011 (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed March 10, 2011).
10.6*	First Amendment to Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 1, 2012 (incorporated herein by reference to Exhibit 10.1 to our annual report on Form 10-K filed March 13, 2012).
10.7*	Form of Restricted Stock Unit Grant Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed May 9, 2011).
10.8*	Form of TSR Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 7, 2014).
10.9*	Summary of Independent Bank Corporation Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 6, 2015).

* Represents a compensation plan.

