Form 10-Q
period 2016-03-31
INDEPENDENT BANK CORP /MI/
filed 2016-05-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	21,262,815
Class	Outstanding at May 3, 2016

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition
	March 31, 2016	December 31, 2015
	(unaudited)
	(In thousands, except share
	amounts)
Assets
Cash and due from banks	$41,790	$54,260
Interest bearing deposits	102,919	31,523
Cash and Cash Equivalents	144,709	85,783
Interest bearing deposits - time	10,178	11,866
Trading securities	136	148
Securities available for sale	589,500	585,484
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,600	15,471
Loans held for sale, carried at fair value	28,016	27,866
Loans
Commercial	770,886	748,398
Mortgage	504,004	500,454
Installment	231,787	231,599
Payment plan receivables	32,305	34,599
Total Loans	1,538,982	1,515,050
Allowance for loan losses	(22,495)	(22,570)
Net Loans	1,516,487	1,492,480
Other real estate and repossessed assets	6,672	7,150
Property and equipment, net	42,089	43,103
Bank-owned life insurance	54,691	54,402
Deferred tax assets, net	37,167	39,635
Capitalized mortgage loan servicing rights	10,983	12,436
Vehicle service contract counterparty receivables, net	3,173	7,229
Other intangibles	2,193	2,280
Accrued income and other assets	25,526	23,733
Total Assets	$2,487,120	$2,409,066

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$671,621	$659,793
Savings and interest-bearing checking	1,018,740	988,174
Reciprocal	50,298	50,207
Time	414,047	387,789
Total Deposits	2,154,706	2,085,963
Other borrowings	11,953	11,954
Subordinated debentures	35,569	35,569
Vehicle service contract counterparty payables	1,247	797
Accrued expenses and other liabilities	44,100	23,691
Total Liabilities	2,247,575	2,157,974

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,261,830 shares at March 31, 2016 and 22,251,373 shares at December 31, 2015	324,328	339,462
Accumulated deficit	(79,984)	(82,334)
Accumulated other comprehensive loss	(4,799)	(6,036)
Total Shareholders’ Equity	239,545	251,092
Total Liabilities and Shareholders’ Equity	$2,487,120	$2,409,066

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2016	2015
	(unaudited)
	(In thousands, except share amounts)
Interest Income
Interest and fees on loans	$18,556	$17,239
Interest on securities
Taxable	2,244	1,758
Tax-exempt	248	217
Other investments	306	338
Total Interest Income	21,354	19,552
Interest Expense
Deposits	1,114	1,007
Other borrowings	477	454
Total Interest Expense	1,591	1,461
Net Interest Income	19,763	18,091
Provision for loan losses	(530)	(659)
Net Interest Income After Provision for Loan Losses	20,293	18,750
Non-interest Income
Service charges on deposit accounts	2,845	2,850
Interchange income	1,878	2,142
Net gains on assets
Mortgage loans	1,642	2,139
Securities	162	85
Mortgage loan servicing, net	(978)	(420)
Title insurance fees	288	256
Other	1,972	1,910
Total Non-interest Income	7,809	8,962
Non-Interest Expense
Compensation and employee benefits	11,881	11,785
Occupancy, net	2,207	2,419
Data processing	2,101	1,930
Furniture, fixtures and equipment	984	952
Communications	888	736
Loan and collection	825	1,155
Advertising	477	484
Legal and professional	413	380
FDIC deposit insurance	334	343
Interchange expense	266	291
Credit card and bank service fees	187	202
Vehicle service contract counterparty contingencies	30	29
Costs related to unfunded lending commitments	13	16
Net gains on other real estate and repossessed assets	(6)	(39)
Provision for loss reimbursement on sold loans	(15)	(69)
Other	1,460	1,537
Total Non-interest Expense	22,045	22,151
Income Before Income Tax	6,057	5,561
Income tax expense	1,957	1,780
Net Income	$4,100	$3,781
Net Income Per Common Share
Basic	$0.19	$0.16
Diluted	$0.19	$0.16
Dividends Per Common Share
Declared	$0.08	$0.06
Paid	$0.08	$0.06

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2016	2015
	(unaudited)
	(In thousands)

Net income	$4,100	$3,781
Other comprehensive income, before tax
Securities available for sale
Unrealized gains arising during period	2,114	2,270
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	(36)	11
Reclassification adjustments for gains included in earnings	(174)	(75)
Unrealized gains recognized in other comprehensive income on securities available for sale	1,904	2,206
Income tax expense	667	772
Unrealized gains recognized in other comprehensive income on available for sale securities, net of tax	1,237	1,434
Other comprehensive income	1,237	1,434
Comprehensive income	$5,337	$5,215

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2016	2015
	(unaudited - In thousands)
Net Income	$4,100	$3,781
Adjustments to Reconcile Net Income to Net Cash From (Used in) Operating Activities
Proceeds from sales of loans held for sale	57,181	70,657
Disbursements for loans held for sale	(55,689)	(75,788)
Provision for loan losses	(530)	(659)
Deferred federal income tax expense	2,468	2,442
Deferred loan fees	(216)	(193)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearning deposits - time	1,306	1,179
Net gains on mortgage loans	(1,642)	(2,139)
Net gains on securities	(162)	(85)
Net gains on other real estate and repossessed assets	(6)	(39)
Vehicle service contract counterparty contingencies	30	29
Share based compensation	410	373
(Increase) decrease in accrued income and other assets	(1,160)	517
Decrease in accrued expenses and other liabilities	(1,057)	(2,385)
Total Adjustments	933	(6,091)
Net Cash From (Used in) Operating Activities	5,033	(2,310)
Cash Flow From (Used in) Investing Activities
Proceeds from the sale of securities available for sale	42,391	11,786
Proceeds from the maturity of securities available for sale	13,385	6,785
Principal payments received on securities available for sale	37,246	25,103
Purchases of securities available for sale	(74,259)	(77,534)
Purchases of interest bearing deposits - time	-	(246)
Proceeds from the maturity of interest bearing deposits - time	1,678	2,211
Purchase of Federal Reserve Bank stock	(129)	(132)
Net increase in portfolio loans (loans originated, net of principal payments)	(23,280)	(13,170)
Proceeds from the collection of vehicle service contract counterparty receivables	4,217	-
Proceeds from the sale of other real estate and repossessed assets	1,357	1,848
Capital expenditures	(611)	(975)
Net Cash From (Used in) Investing Activities	1,995	(44,324)
Cash Flow From Financing Activities
Net increase in total deposits	68,743	76,171
Net decrease in other borrowings	(1)	(2)
Net increase in vehicle service contract counterparty payables	450	335
Dividends paid	(1,750)	(1,382)
Proceeds from issuance of common stock	32	16
Repurchase of common stock	(15,510)	(902)
Share based compensation withholding obligation	(66)	(66)
Net Cash From Financing Activities	51,898	74,170
Net Increase in Cash and Cash Equivalents	58,926	27,536
Cash and Cash Equivalents at Beginning of Period	85,783	74,016
Cash and Cash Equivalents at End of Period	$144,709	$101,552
Cash paid during the period for
Interest	$1,495	$1,477
Income taxes	120	55
Transfers to other real estate and repossessed assets	873	1,017
Transfer of payment plan receivables to vehicle service contract counterparty receivables	191	21
Purchase of securities available for sale not yet settled	21,329	3,154

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended March 31,
	2016	2015
	(unaudited)
	(In thousands)

Balance at beginning of period	$251,092	$250,371
Net income	4,100	3,781
Cash dividends declared	(1,750)	(1,382)
Issuance of common stock	32	16
Share based compensation	410	373
Share based compensation withholding obligation	(66)	(66)
Repurchase of common stock	(15,510)	(902)
Net change in accumulated other comprehensive loss, net of related tax effect	1,237	1,434
Balance at end of period	$239,545	$253,625

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2016 and December 31, 2015, and the results of operations for the three month periods ended March 31, 2016 and 2015.  The results of operations for the three month periods ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2015 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.  New Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”.  This ASU amends existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. These amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This amended guidance became effective for us on January 1, 2016, and did not have a material impact on our consolidated operating results or financial condition.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  This amended guidance is effective for us on January 1, 2018, and is not expected to have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  This ASU amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amended guidance is effective for us on January 1, 2018, and is not expected to have a material impact on our consolidated operating results or financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”.  This ASU amends existing guidance related to the accounting for leases. These amendments, among other things, requires lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. This amended guidance is effective for us on January 1, 2019, and is not expected to have a material impact on our consolidated operating results or financial condition.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting”.  This ASU amends existing guidance in an effort to simplify certain aspects of accounting for share-based payments. The areas for simplification in this ASU include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This amended guidance is effective for us on January 1, 2017, with early adoption permitted, and is not expected to have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.  Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2016
U.S. agency	$35,016	$431	$62	$35,385
U.S. agency residential mortgage-backed	196,017	1,635	273	197,379
U.S. agency commercial mortgage-backed	8,382	112	2	8,492
Private label mortgage-backed	18,569	154	348	18,375
Other asset backed	128,431	124	483	128,072
Obligations of states and political subdivisions	147,411	1,644	710	148,345
Corporate	49,565	162	217	49,510
Trust preferred	2,918	-	615	2,303
Foreign government	1,654	-	15	1,639
Total	$587,963	$4,262	$2,725	$589,500

December 31, 2015
U.S. agency	$47,283	$309	$80	$47,512
U.S. agency residential mortgage-backed	195,055	1,584	583	196,056
U.S. agency commercial mortgage-backed	34,017	94	83	34,028
Private label mortgage-backed	5,061	161	319	4,903
Other asset backed	117,431	54	581	116,904
Obligations of states and political subdivisions	145,193	941	1,150	144,984
Corporate	38,895	9	290	38,614
Trust preferred	2,916	-	433	2,483
Total	$585,851	$3,152	$3,519	$585,484

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2016
U.S. agency	$7,168	$20	$6,360	$42	$13,528	$62
U.S. agency residential mortgage-backed	26,856	130	16,325	143	43,181	273
U.S. agency commercial mortgage-backed	1,236	1	202	1	1,438	2
Private label mortgage- backed	5,645	17	3,093	331	8,738	348
Other asset backed	82,903	280	9,804	203	92,707	483
Obligations of states and political subdivisions	22,296	282	9,737	428	32,033	710
Corporate	28,299	208	991	9	29,290	217
Trust preferred	-	-	2,303	615	2,303	615
Foreign government	1,639	15	-	-	1,639	15
Total	$176,042	$953	$48,815	$1,772	$224,857	$2,725

December 31, 2015
U.S. agency	$12,164	$47	$6,746	$33	$18,910	$80
U.S. agency residential mortgage-backed	57,538	316	23,340	267	80,878	583
U.S. agency commercial mortgage-backed	16,747	60	2,247	23	18,994	83
Private label mortgage- backed	-	-	3,393	319	3,393	319
Other asset backed	102,660	434	5,189	147	107,849	581
Obligations of states and political subdivisions	52,493	597	12,240	553	64,733	1,150
Corporate	30,550	290	-	-	30,550	290
Trust preferred	-	-	2,483	433	2,483	433
Total	$272,152	$1,744	$55,638	$1,775	$327,790	$3,519

Our portfolio of securities available-for-sale is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet the aforementioned recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or (loss).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2016, we had 30 U.S. agency, 66 U.S. agency residential mortgage-backed and five U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at March 31, 2016, we had 11 of this type of security whose fair value is less than amortized cost.  The unrealized losses are primarily attributed to five securities purchased prior to 2016.  Two of these five securities have an impairment in excess of 10% and four of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these five securities since their acquisition.

These five securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

These five private label mortgage-backed securities are reviewed for other than temporary impairment (“OTTI”) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for four of the five securities whose fair value is less than amortized cost while the fifth security had credit related OTTI recognized in prior years and is discussed in further detail below.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at March 31, 2016, we had 121 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2016, we had 44 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at March 31, 2016, we had 23 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at March 31, 2016, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of March 31, 2016, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,550	$(368)	$1,690	$(226)
Unrated issues	753	(247)	793	(207)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Foreign government — at March 31, 2016, we had one foreign government security whose fair value is less than amortized cost. The unrealized loss is primarily due to an increase in interest rates since acquisition.  As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of this unrealized loss, the decline is not deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At March 31, 2016, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of March 31, 2016
Fair value	$1,546	$1,250	$75	$2,871
Amortized cost	1,575	1,188	-	2,763
Non-credit unrealized loss	29	-	-	29
Unrealized gain	-	62	75	137
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended March 31,
2016	$-	$-	$-	$-
2015	-	-	-	-

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  Two of these securities have unrealized gains and one has an unrealized loss at March 31, 2016.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for two of these securities is now less than previously recorded credit related OTTI amounts.  The remaining non-credit related unrealized loss in the senior security is attributed to other factors and is reflected in other comprehensive income during those same periods.

A roll forward of credit losses recognized in earnings on securities available for sale for the three month periods ending March 31, follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$1,844	$1,844
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Balance at end of period	$1,844	$1,844

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at March 31, 2016, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$30,411	$30,453
Maturing after one year but within five years	74,249	74,472
Maturing after five years but within ten years	62,664	63,236
Maturing after ten years	69,240	69,021
	236,564	237,182
U.S. agency residential mortgage-backed	196,017	197,379
U.S. agency commercial mortgage-backed	8,382	8,492
Private label residential mortgage-backed	18,569	18,375
Other asset backed	128,431	128,072
Total	$587,963	$589,500

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

	Proceeds	Realized Gains	Losses
	(In thousands)
2016	$42,391	$226	$52
2015	11,786	75	-

During 2016 and 2015, our trading securities consisted of various preferred stocks.  During the first three months of 2016 and 2015, we recognized gains (losses) on trading securities of $(0.012) million and $0.010 million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains (losses) recognized on trading securities still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2016
Balance at beginning of period	$5,670	$10,391	$1,181	$56	$5,272	$22,570
Additions (deductions)
Provision for loan losses	(404)	(279)	65	(3)	91	(530)
Recoveries credited to allowance	356	382	221	-	-	959
Loans charged against the allowance	-	(198)	(306)	-	-	(504)
Balance at end of period	$5,622	$10,296	$1,161	$53	$5,363	$22,495

2015
Balance at beginning of period	$5,445	$13,444	$1,814	$64	$5,223	$25,990
Additions (deductions)
Provision for loan losses	328	(733)	(85)	(2)	(167)	(659)
Recoveries credited to allowance	433	238	319	-	-	990
Loans charged against the allowance	(290)	(868)	(484)	-	-	(1,642)
Balance at end of period	$5,916	$12,081	$1,564	$62	$5,056	$24,679

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
March 31, 2016
Allowance for loan losses
Individually evaluated for impairment	$2,791	$7,651	$408	$-	$-	$10,850
Collectively evaluated for impairment	2,831	2,645	753	53	5,363	11,645
Total ending allowance balance	$5,622	$10,296	$1,161	$53	$5,363	$22,495

Loans
Individually evaluated for impairment	$17,585	$64,899	$5,670	$-		$88,154
Collectively evaluated for impairment	754,908	441,354	226,789	32,305		1,455,356
Total loans recorded investment	772,493	506,253	232,459	32,305		1,543,510
Accrued interest included in recorded investment	1,607	2,249	672	-		4,528
Total loans	$770,886	$504,004	$231,787	$32,305		$1,538,982

December 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$2,708	$7,818	$457	$-	$-	$10,983
Collectively evaluated for impairment	2,962	2,573	724	56	5,272	11,587
Total ending allowance balance	$5,670	$10,391	$1,181	$56	$5,272	$22,570

Loans
Individually evaluated for impairment	$16,868	$66,375	$5,888	$-		$89,131
Collectively evaluated for impairment	733,399	436,349	226,409	34,599		1,430,756
Total loans recorded investment	750,267	502,724	232,297	34,599		1,519,887
Accrued interest included in recorded investment	1,869	2,270	698	-		4,837
Total loans	$748,398	$500,454	$231,599	$34,599		$1,515,050

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
March 31, 2016
Commercial
Income producing - real estate	$-	$1,117	$1,117
Land, land development and construction - real estate	-	168	168
Commercial and industrial	147	2,304	2,451
Mortgage
1-4 family	-	4,795	4,795
Resort lending	-	805	805
Home equity - 1st lien	-	154	154
Home equity - 2nd lien	-	268	268
Purchased loans	3	2	5
Installment
Home equity - 1st lien	-	79	79
Home equity - 2nd lien	-	344	344
Loans not secured by real estate	-	384	384
Other	-	2	2
Payment plan receivables
Full refund	-	2	2
Partial refund	-	-	-
Other	-	1	1
Total recorded investment	$150	$10,425	$10,575
Accrued interest included in recorded investment	$3	$-	$3
December 31, 2015
Commercial
Income producing - real estate	$-	$1,027	$1,027
Land, land development and construction - real estate	49	401	450
Commercial and industrial	69	2,028	2,097
Mortgage
1-4 family	-	4,744	4,744
Resort lending	-	1,094	1,094
Home equity - 1st lien	-	187	187
Home equity - 2nd lien	-	147	147
Purchased loans	-	2	2
Installment
Home equity - 1st lien	-	106	106
Home equity - 2nd lien	-	443	443
Loans not secured by real estate	-	421	421
Other	-	2	2
Payment plan receivables
Full refund	-	2	2
Partial refund	-	2	2
Other	-	1	1
Total recorded investment	$118	$10,607	$10,725
Accrued interest included in recorded investment	$2	$-	$2

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2016
Commercial
Income producing - real estate	$337	$-	$776	$1,113	$310,604	$311,717
Land, land development and construction - real estate	-	-	168	168	40,795	40,963
Commercial and industrial	354	192	229	775	419,038	419,813
Mortgage
1-4 family	2,505	662	4,795	7,962	275,295	283,257
Resort lending	677	-	805	1,482	111,434	112,916
Home equity - 1st lien	66	-	154	220	26,024	26,244
Home equity - 2nd lien	235	287	268	790	51,620	52,410
Purchased loans	12	1	5	18	31,408	31,426
Installment
Home equity - 1st lien	529	176	79	784	15,429	16,213
Home equity - 2nd lien	215	133	344	692	18,367	19,059
Loans not secured by real estate	386	108	384	878	194,202	195,080
Other	3	11	2	16	2,091	2,107
Payment plan receivables
Full refund	408	65	2	475	17,609	18,084
Partial refund	303	61	-	364	6,197	6,561
Other	154	3	1	158	7,502	7,660
Total recorded investment	$6,184	$1,699	$8,012	$15,895	$1,527,615	$1,543,510
Accrued interest included in recorded investment	$56	$21	$3	$80	$4,448	$4,528

December 31, 2015
Commercial
Income producing - real estate	$203	$209	$647	$1,059	$305,155	$306,214
Land, land development and construction - real estate	-	-	252	252	44,231	44,483
Commercial and industrial	785	16	151	952	398,618	399,570
Mortgage
1-4 family	1,943	640	4,744	7,327	272,298	279,625
Resort lending	307	-	1,094	1,401	114,619	116,020
Home equity - 1st lien	50	-	187	237	22,327	22,564
Home equity - 2nd lien	439	54	147	640	50,618	51,258
Purchased loans	9	1	2	12	33,245	33,257
Installment
Home equity - 1st lien	315	107	106	528	16,707	17,235
Home equity - 2nd lien	231	149	443	823	19,727	20,550
Loans not secured by real estate	567	83	421	1,071	191,262	192,333
Other	15	3	2	20	2,159	2,179
Payment plan receivables
Full refund	492	62	2	556	21,294	21,850
Partial refund	415	228	2	645	5,834	6,479
Other	110	3	1	114	6,156	6,270
Total recorded investment	$5,881	$1,555	$8,201	$15,637	$1,504,250	$1,519,887
Accrued interest included in recorded investment	$53	$17	$2	$72	$4,765	$4,837

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	March 31, 2016	December 31, 2015
Impaired loans with no allocated allowance	(In thousands)
TDR	$2,368	$2,518
Non - TDR	168	203
Impaired loans with an allocated allowance
TDR - allowance based on collateral	4,683	4,810
TDR - allowance based on present value cash flow	80,009	81,002
Non - TDR - allowance based on collateral	623	260
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$87,851	$88,793

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,531	$2,436
TDR - allowance based on present value cash flow	8,135	8,471
Non - TDR - allowance based on collateral	184	76
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$10,850	$10,983

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$785	$1,030	$-	$641	$851	$-
Land, land development & construction-real estate	537	1,112	-	818	1,393	-
Commercial and industrial	1,218	1,216	-	1,245	1,241	-
Mortgage
1-4 family	-	140	-	23	183	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	1	75	-	-	76	-
Home equity - 2nd lien	14	13	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	2,555	3,586	-	2,727	3,744	-
With an allowance recorded:
Commercial
Income producing - real estate	8,234	9,061	548	8,377	9,232	516
Land, land development & construction-real estate	1,484	1,484	95	1,690	1,778	296
Commercial and industrial	5,327	5,592	2,148	4,097	4,439	1,896
Mortgage
1-4 family	46,608	48,532	4,976	47,792	49,808	5,132
Resort lending	17,929	17,963	2,654	18,148	18,319	2,662
Home equity - 1st lien	243	247	12	168	172	9
Home equity - 2nd lien	119	201	9	244	325	15
Installment
Home equity - 1st lien	2,287	2,421	130	2,364	2,492	143
Home equity - 2nd lien	2,793	2,807	239	2,929	2,951	271
Loans not secured by real estate	569	641	38	587	658	42
Other	6	6	1	8	8	1
	85,599	88,955	10,850	86,404	90,182	10,983
Total
Commercial
Income producing - real estate	9,019	10,091	548	9,018	10,083	516
Land, land development & construction-real estate	2,021	2,596	95	2,508	3,171	296
Commercial and industrial	6,545	6,808	2,148	5,342	5,680	1,896
Mortgage
1-4 family	46,608	48,672	4,976	47,815	49,991	5,132
Resort lending	17,929	17,963	2,654	18,148	18,319	2,662
Home equity - 1st lien	243	247	12	168	172	9
Home equity - 2nd lien	119	201	9	244	325	15
Installment
Home equity - 1st lien	2,288	2,496	130	2,364	2,568	143
Home equity - 2nd lien	2,807	2,820	239	2,929	2,951	271
Loans not secured by real estate	569	641	38	587	658	42
Other	6	6	1	8	8	1
Total	$88,154	$92,541	$10,850	$89,131	$93,926	$10,983

Accrued interest included in recorded investment	$303			$338

(1) There were no impaired payment plan receivables or purchased mortgage loans at March 31, 2016 or December 31, 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows (1):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$713	$2	$5,848	$53
Land, land development & construction-real estate	678	7	1,041	34
Commercial and industrial	1,232	21	2,768	37
Mortgage
1-4 family	12	1	13	-
Resort lending	-	-	31	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	1	1	-	-
Home equity installment - 2nd lien	7	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	2,643	32	9,701	124
With an allowance recorded:
Commercial
Income producing - real estate	8,306	107	12,849	157
Land, land development & construction-real estate	1,587	13	2,709	14
Commercial and industrial	4,712	23	8,177	66
Mortgage
1-4 family	47,200	502	52,451	551
Resort lending	18,039	160	18,632	171
Home equity line of credit - 1st lien	206	2	162	2
Home equity line of credit - 2nd lien	182	1	123	2
Installment
Home equity installment - 1st lien	2,326	42	2,691	50
Home equity installment - 2nd lien	2,861	44	3,174	51
Loans not secured by real estate	578	9	694	10
Other	7	-	12	-
	86,004	903	101,674	1,074
Total
Commercial
Income producing - real estate	9,019	109	18,697	210
Land, land development & construction-real estate	2,265	20	3,750	48
Commercial and industrial	5,944	44	10,945	103
Mortgage
1-4 family	47,212	503	52,464	551
Resort lending	18,039	160	18,663	171
Home equity line of credit - 1st lien	206	2	162	2
Home equity line of credit - 2nd lien	182	1	123	2
Installment
Home equity installment - 1st lien	2,327	43	2,691	50
Home equity installment - 2nd lien	2,868	44	3,174	51
Loans not secured by real estate	578	9	694	10
Other	7	-	12	-
Total	$88,647	$935	$111,375	$1,198

(1)	There were no impaired payment plan receivables or purchased mortgage loans during the three month periods ended March 31, 2016 and 2015, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $88.6 million and $111.4 million for the three-month periods ended March 31, 2016 and 2015, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending March 31, 2016 and 2015, was approximately $0.9 million and $1.2 million, respectively.

Troubled debt restructurings follow:

	March 31, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$13,950	$66,619		$80,569
Non-performing TDRs(1)	2,798	3,693	(2)	6,491
Total	$16,748	$70,312		$87,060

	December 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$13,318	$68,194		$81,512
Non-performing TDRs(1)	3,041	3,777	(2)	6,818
Total	$16,359	$71,971		$88,330

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $10.7 million and $10.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2016
Commercial
Income producing - real estate	2	$110	$110
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	1,758	1,758
Mortgage
1-4 family	2	83	153
Resort lending	1	116	117
Home equity - 1st lien	1	107	78
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	30	31
Home equity - 2nd lien	2	55	56
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	13	$2,259	$2,303

2015
Commercial
Income producing - real estate	1	$156	$164
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	236	234
Mortgage
1-4 family	5	1,005	805
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	4	167	140
Home equity - 2nd lien	-	-	-
Loans not secured by real estate	-	-	-
Other	-	-	-
Total	12	$1,564	$1,343

The troubled debt restructurings described above for 2016 increased the allowance for loan losses by $0.06 million and resulted in zero charge offs while the troubled debt restructurings described above for 2015 increased the allowance for loan losses by $0.03 million and resulted in zero charge offs.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the past twelve months and that have subsequently defaulted during the three-month periods ended March 31 follow:

	Number of Contracts	Recorded Balance
(Dollars in thousands)
2016
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

There were no troubled debt restructurings that subsequently defaulted in 2016 while the troubled debt restructurings that subsequently defaulted described above for 2015 had no impact on the balance of the allowance for loan losses and resulted in zero charge offs.

The terms of certain other loans were modified during the three months ended March 31, 2016 and 2015 in a manner that did not meet the definition of a troubled debt restructuring.  The modification of these loans could have included modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
March 31, 2016
Income producing - real estate	$303,195	$6,367	$1,038	$1,117	$311,717
Land, land development and construction - real estate	39,120	1,675	-	168	40,963
Commercial and industrial	391,207	20,687	5,615	2,304	419,813
Total	$733,522	$28,729	$6,653	$3,589	$772,493
Accrued interest included in total	$1,507	$82	$18	$-	$1,607

December 31, 2015
Income producing - real estate	$296,898	$6,866	$1,423	$1,027	$306,214
Land, land development and construction - real estate	40,844	2,995	243	401	44,483
Commercial and industrial	371,357	19,502	6,683	2,028	399,570
Total	$709,099	$29,363	$8,349	$3,456	$750,267
Accrued interest included in total	$1,729	$108	$32	$-	$1,869

For each of our mortgage and installment segment classes we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans

						Total
	(In thousands)
March 31, 2016
800 and above	$29,357	$13,694	$4,206	$7,409	$2,298	$56,964
750-799	84,315	39,748	10,292	18,190	20,775	173,320
700-749	54,911	31,331	4,601	11,796	6,901	109,540
650-699	51,725	16,538	3,696	7,501	-	79,460
600-649	27,962	4,934	1,447	3,720	-	38,063
550-599	16,128	3,052	1,022	1,887	-	22,089
500-549	10,348	985	561	1,261	-	13,155
Under 500	4,570	548	223	252	-	5,593
Unknown	3,941	2,086	196	394	1,452	8,069
Total	$283,257	$112,916	$26,244	$52,410	$31,426	$506,253
Accrued interest included in total	$1,368	$489	$93	$195	$104	$2,249

December 31, 2015
800 and above	$28,760	$13,943	$4,374	$7,696	$2,310	$57,083
750-799	78,802	40,888	7,137	17,405	23,283	167,515
700-749	56,519	31,980	4,341	11,022	6,940	110,802
650-699	51,813	17,433	3,203	7,691	-	80,140
600-649	27,966	4,991	1,467	3,684	-	38,108
550-599	16,714	3,070	1,027	1,918	-	22,729
500-549	10,610	1,051	572	1,295	-	13,528
Under 500	4,708	554	244	265	-	5,771
Unknown	3,733	2,110	199	282	724	7,048
Total	$279,625	$116,020	$22,564	$51,258	$33,257	$502,724
Accrued interest included in total	$1,396	$477	$87	$196	$114	$2,270

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
March 31, 2016
800 and above	$1,638	$1,678	$43,330	$91	$46,737
750-799	3,850	5,552	89,742	522	99,666
700-749	2,375	3,591	35,628	633	42,227
650-699	3,308	3,761	16,394	459	23,922
600-649	2,032	2,068	4,663	202	8,965
550-599	1,741	1,296	1,825	105	4,967
500-549	1,000	804	1,068	55	2,927
Under 500	211	280	297	23	811
Unknown	58	29	2,133	17	2,237
Total	$16,213	$19,059	$195,080	$2,107	$232,459
Accrued interest included in total	$69	$73	$514	$16	$672

December 31, 2015
800 and above	$1,792	$1,782	$44,254	$58	$47,886
750-799	4,117	5,931	86,800	531	97,379
700-749	2,507	3,899	34,789	694	41,889
650-699	3,508	4,182	16,456	499	24,645
600-649	2,173	2,153	4,979	200	9,505
550-599	1,800	1,346	1,997	109	5,252
500-549	1,056	855	1,170	61	3,142
Under 500	223	370	385	23	1,001
Unknown	59	32	1,503	4	1,598
Total	$17,235	$20,550	$192,333	$2,179	$232,297
Accrued interest included in total	$78	$83	$520	$17	$698

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of March 31, 2016, approximately 56.0% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 20.3% of Mepco’s outstanding payment plan receivables as of March 31, 2016, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
March 31, 2016
AM Best rating
A+	$-	$11	$-	$11
A	1,845	5,285	-	7,130
A-	2,576	1,208	7,658	11,442
Not rated	13,663	57	2	13,722
Total	$18,084	$6,561	$7,660	$32,305

December 31, 2015
AM Best rating
A+	$-	$6	$-	$6
A	2,712	5,203	-	7,915
A-	3,418	1,177	6,265	10,860
Not rated	15,720	93	5	15,818
Total	$21,850	$6,479	$6,270	$34,599

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $2.5 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $1.4 million and $1.1 million at March 31, 2016 and December 31, 2015, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
Total assets
March 31, 2016	$2,425,152	$50,515	$275,315	$(263,862)	$2,487,120
December 31, 2015	2,340,566	57,208	286,936	(275,644)	2,409,066

For the three months ended March 31,
2016
Interest income	$20,243	$1,110	$5	$(4)	$21,354
Net interest income	19,102	932	(271)	-	19,763
Provision for loan losses	(526)	(4)	-	-	(530)
Income (loss) before income tax	6,862	(359)	(423)	(23)	6,057
Net income (loss)	4,619	(237)	(267)	(15)	4,100

2015
Interest income	$18,221	$1,331	$20	$(20)	$19,552
Net interest income	17,183	1,135	(227)	-	18,091
Provision for loan losses	(656)	(3)	-	-	(659)
Income (loss) before income tax	6,259	(291)	(383)	(24)	5,561
Net income (loss)	4,233	(192)	(244)	(16)	3,781

(1)	Includes amounts relating to our parent company.
(2)	Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

6.    Shareholders’ Equity and Earnings Per Common Share

On January 21, 2016, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2016.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the three months ended March 31, 2016, we repurchased 1,059,865 shares of common stock for an aggregate purchase price of $15.5 million leaving 52,703 shares to be repurchased under the Repurchase Plan.  On April 26, 2016 our Board of Directors authorized a $5.0 million expansion of the Repurchase Plan.

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

To date, none of the Rights have been exercised or have become exercisable because no unpermitted 4.99% or more change in the beneficial ownership of the outstanding common stock has occurred. The Rights will generally expire on the earlier to occur of the close of business on November 15, 2016, and certain other events described in the Preservation Plan, including such date as our Board of Directors determines that the Preservation Plan is no longer necessary for its intended purposes.  At the present time, the Board of Directors does not intend to extend the Preservation Plan.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2016	2015

Net income	$4,100	$3,781

Weighted average shares outstanding (1)	21,751	22,997
Stock units for deferred compensation plan for non-employee directors	113	111
Effect of stock options	112	121
Restricted stock units	86	309
Weighted average shares outstanding for calculation of diluted earnings per share	22,062	23,538

Net income per common share
Basic (1)	$0.19	$0.16
Diluted	$0.19	$0.16

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not included in weighted average shares outstanding for calculation of diluted earnings per share because they were anti-dilutive totaled 0.03 million for both the three-month periods ended March 31, 2016 and 2015.

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

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2016
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$23,854	0.1	$769
Mandatory commitments to sell mortgage loans	50,127	0.1	(137)
Pay-fixed interest rate swap agreements	42,933	9.5	(1,615)
Pay-variable interest rate swap agreements	42,933	9.5	1,615
Purchased options	2,803	5.3	200
Written options	2,803	5.3	(200)
Total	$165,453	5.2	$632

	December 31, 2015
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$20,581	0.1	$550
Mandatory commitments to sell mortgage loans	46,320	0.1	69
Pay-fixed interest rate swap agreements	27,587	8.0	(497)
Pay-variable interest rate swap agreements	27,587	8.0	497
Purchased options	2,098	5.7	122
Written options	2,098	5.7	(122)
Total	$126,271	3.7	$619

Certain financial derivative instruments have not been designated as hedges. The fair value of these derivative financial instruments has been recorded on our Condensed Consolidated Statements of Financial Condition and is adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges are recognized in our Condensed Consolidated Statements of Operations.

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

During 2015, we began offering to our deposit customers an equity linked time deposit product (“Altitude CD”).  The Altitude CD is a time deposit that provides the customer a guaranteed return of principal at maturity plus a potential equity return (a written option), while we receive a like stream of funds based on the equity return (a purchased option).  The written and purchased options will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the written and purchased options in the table above relate to this Altitude CD product.

We have a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons.  We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party.  The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the interest rate swap agreements in the table above relate to this program.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$769	Other assets	$550	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	69	Other liabilities	137	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	1,615	Other liabilities	497
Pay-variable interest rateswap agreements	Other assets	1,615	Other assets	497	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	200	Other assets	122	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	200	Other liabilities	122
Total derivatives		$2,584		$1,238		$1,952		$619

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Three Month Periods Ended March 31,
	Location of Gain (Loss)	Gain (Loss) Recognized in Income
	Recognized in Income	2016	2015
		(In thousands)
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$219	$388
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	(206)	(39)
Pay-fixed interest rate swap agreements	Interest income	(1,118)	(261)
Pay-variable interest rate swap agreements	Interest income	1,118	261
Purchased options	Interest expense	78	-
Written options	Interest expense	(78)	-
Total		$13	$349

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.  Intangible Assets

The following table summarizes intangible assets, net of amortization:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$3,925	$6,118	$3,838

Amortization of other intangibles has been estimated through 2021 and thereafter in the following table.

(In thousands)

Nine months ending December 31, 2016	$260
2017	346
2018	346
2019	346
2020	346
2021 and thereafter	549
Total	$2,193

9.  Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of March 31, 2016.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2016. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During each first quarter period of 2016 and 2015, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.002 million shares and 0.001 million shares to directors during the first three months of 2016 and 2015, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million during both three month periods ended March 31, 2016 and 2015.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.03 million and $0.02 million during the three months ended March 31, 2016 and 2015, respectively. The corresponding tax benefit relating to this expense was $0.01 million for each period.

At March 31, 2016, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $2.4 million.  The weighted-average period over which this amount will be recognized is 2.1 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2016	235,596	$4.94
Granted	-
Exercised	(10,216)	3.18
Forfeited	(498)	6.42
Expired	-
Outstanding at March 31, 2016	224,882	$5.01	5.84	$2,180

Vested and expected to vest at March 31, 2016	224,631	$5.01	5.84	$2,178
Exercisable at March 31, 2016	202,938	$4.86	5.69	$2,002

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	261,981	$11.29
Granted	96,191	14.39
Vested	(21,225)	12.78
Forfeited	(1,398)	12.70
Outstanding at March 31, 2016	335,549	$12.08

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2016	2015

Intrinsic value	$117	$56
Cash proceeds received	$32	$15
Tax benefit realized	$41	$20

10.  Income Tax

Income tax expense was $2.0 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2016 and 2015, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both March 31, 2016 and December 31, 2015. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

At both March 31, 2016 and December 31, 2015, we had approximately $1.0 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.  Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2016, the Bank had negative undivided profits of $5.7 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarters of 2016 and 2015, we requested regulatory approval for returns of capital from the Bank to the parent company of  $18.0 million and $18.5 million, respectively.  These return of capital requests were approved by our banking regulators on February 24, 2016 and February 13, 2015, respectively and the Bank returned these amounts to the parent company on February 25, 2016 and February 17, 2015, respectively.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2016 and December 31, 2015, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions.  The capital conservation buffer began to phase in on January 1, 2016 with 0.625% added to the minimum ratio for adequately capitalized institutions for 2016.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The New Capital Rules became effective for us on January 1, 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2016
Total capital to risk-weighted assets
Consolidated	$268,031	15.81%	$135,651	8.00%	NA	NA
Independent Bank	251,157	14.83	135,503	8.00	$169,379	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$246,688	14.55%	$101,738	6.00%	NA	NA
Independent Bank	229,884	13.57	101,628	6.00	$135,503	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$222,205	13.10%	$76,304	4.50%	NA	NA
Independent Bank	229,884	13.57	76,221	4.50	$110,097	6.50%

Tier 1 capital to average assets
Consolidated	$246,688	10.31%	$95,713	4.00%	NA	NA
Independent Bank	229,884	9.61	95,647	4.00	$119,559	5.00%

December 31, 2015
Total capital to risk-weighted assets
Consolidated	$278,170	16.65%	$133,668	8.00%	NA	NA
Independent Bank	261,894	15.69	133,514	8.00	$166,893	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$257,050	15.38%	$100,251	6.00%	NA	NA
Independent Bank	240,867	14.43	100,136	6.00	$133,514	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$239,271	14.32%	$75,188	4.50%	NA	NA
Independent Bank	240,867	14.43	75,102	4.50	$108,480	6.50%

Tier 1 capital to average assets
Consolidated	$257,050	10.91%	$94,217	4.00%	NA	NA
Independent Bank	240,867	10.23	94,145	4.00	$117,682	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Total shareholders' equity	$239,545	$251,092	$247,567	$259,947
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	(999)	238	(999)	238
Intangible assets	(1,316)	(912)	(1,316)	(912)
Disallowed deferred tax assets	(15,025)	(11,147)	(15,368)	(18,406)
Common equity tier 1 capital	222,205	239,271	229,884	240,867
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(10,017)	(16,721)	-	-
Tier 1 capital	246,688	257,050	229,884	240,867
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,343	21,120	21,273	21,027
Total risk-based capital	$268,031	$278,170	$251,157	$261,894

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, municipal securities, trust preferred securities and corporate securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Appraisals for both collateral-dependent impaired loans and other real estate are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us.  Once received, an independent third party (for commercial properties over $0.25 million) or a member of our Collateral Evaluation Department (for commercial properties under $0.25 million) or a member of our Special Assets Group (for retail properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.   We compare the actual selling price of collateral that has been sold to the most recent appraised value of our properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value.  For commercial and retail properties we typically discount an appraisal to account for various factors that the appraisal excludes in its assumptions.  These additional discounts generally do not result in material adjustments to the appraised value.

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
	(In thousands)
March 31, 2016:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$136	$136	$-	$-
Securities available for sale
U.S. agency	35,385	-	35,385	-
U.S. agency residential mortgage-backed	197,379	-	197,379	-
U.S. agency commercial mortgage-backed	8,492	-	8,492	-
Private label mortgage-backed	18,375	-	18,375	-
Other asset backed	128,072	-	128,072	-
Obligations of states and political subdivisions	148,345	-	148,345	-
Corporate	49,510	-	49,510	-
Trust preferred	2,303	-	2,303	-
Foreign government	1,639	-	1,639	-
Loans held for sale	28,016	-	28,016	-
Derivatives (1)	2,584	-	2,584	-
Liabilities
Derivatives (2)	1,952	-	1,952	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	10,454	-	-	10,454
Impaired loans (4)
Commercial
Income producing - real estate	605	-	-	605
Land, land development & construction-real estate	35	-	-	35
Commercial and industrial	1,166	-	-	1,166
Mortgage
1-4 Family	540	-	-	540
Resort Lending	245	-	-	245
Other real estate (5)
Commercial
Land, land development & construction-real estate	549	-	-	549
Mortgage
1-4 Family	66	-	-	66
Resort lending	93	-	-	93
Home equity - 1st lien	18			18
Installment
Home equity - 1st lien	23	-	-	23

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
	(In thousands)
December 31, 2015:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$148	$148	$-	$-
Securities available for sale
U.S. agency	47,512	-	47,512	-
U.S. agency residential mortgage-backed	196,056	-	196,056	-
U.S. agency commercial mortgage-backed	34,028	-	34,028	-
Private label mortgage-backed	4,903	-	4,903	-
Other asset backed	116,904	-	116,904	-
Obligations of states and political subdivisions	144,984	-	144,984	-
Corporate	38,614	-	38,614	-
Trust preferred	2,483	-	2,483	-
Loans held for sale	27,866	-	27,866	-
Derivatives (1)	1,238	-	1,238	-
Liabilities
Derivatives (2)	619	-	619	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,481	-	-	8,481
Impaired loans (4)
Commercial
Income producing - real estate	711	-	-	711
Land, land development & construction-real estate	40	-	-	40
Commercial and industrial	1,257	-	-	1,257
Mortgage
1-4 Family	421	-	-	421
Resort lending	129	-	-	129
Other real estate (5)
Commercial
Land, land development & construction-real estate	639	-	-	639
Commercial and industrial	165	-	-	165
Mortgage
1-4 Family	26	-	-	26
Resort lending	107	-	-	107
Home equity - 1st lien	14	-	-	14
Installment
Home equity - 1st lien	36	-	-	36

(1) Included in accrued income and other assets
(2) Included in accrued expenses and other liabilities
(3) Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4) Only includes impaired loans with specific loss allocations based on collateral value.
(5) Only includes other real estate with subsequent write downs to fair value.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2016			2015
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$(12)	$-	$(12)	$10	$-	$10
Loans held for sale	-	127	127	-	209	209

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three periods ended March 31, 2016 and 2015 relating to assets measured at fair value on a non-recurring basis:
·	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $10.5 million which is net of a valuation allowance of $4.7 million at March 31, 2016 and had a carrying amount of $8.5 million which is net of a valuation allowance of $3.3 million at December 31, 2015. An additional charge relating to capitalized mortgage loan servicing rights measured at fair value of $1.5 million and $0.7 million was included in our results of operations for the three month periods ending March 31, 2016 and 2015, respectively.
·	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $5.3 million, with a valuation allowance of $2.7 million at March 31, 2016 and had a carrying amount of $5.1 million, with a valuation allowance of $2.5 million at December 31, 2015. The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.6 million for both three month periods ending March 31, 2016 and 2015.
·	Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.7 million which is net of a valuation allowance of $1.7 million at March 31, 2016 and a carrying amount of $1.0 million which is net of a valuation allowance of $1.7 million at December 31, 2015. An additional charge relating to other real estate measured at fair value of $0.2 million was included in our results of operations during both three month periods ended March 31, 2016 and 2015, respectively.

We had no assets or liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
March 31, 2016
Capitalized mortgage loan servicing rights	$10,454	Present value of net servicing revenue	Discount rate	10.04%
			Cost to service	$80
			Ancillary income	24
			Float rate	1.17%
Impaired loans
Commercial (1)	1,601	Sales comparison approach	Adjustment for differences between comparable sales	(1.2)%
Mortgage	785	Sales comparison approach	Adjustment for differences between comparable sales	2.2
Other real estate
Commercial	549	Sales comparison approach	Adjustment for differences between comparable sales	(5.6)
Mortgage and installment	200	Sales comparison approach	Adjustment for differences between comparable sales	58.5

December 31, 2015
Capitalized mortgage loan servicing rights	$8,481	Present value of net servicing revenue	Discount rate	10.04%
			Cost to service	$80
			Ancillary income	24
			Float rate	1.73%
Impaired loans
Commercial (1)	1,605	Sales comparison approach	Adjustment for differences between comparable sales	(2.1)%
		Income approach	Capitalization rate	9.3
Mortgage	550	Sales comparison approach	Adjustment for differences between comparable sales	0.7
Other real estate
Commercial	804	Sales comparison approach	Adjustment for differences between comparable sales	(3.9)
Mortgage and installment	183	Sales comparison approach	Adjustment for differences between comparable sales	75.6

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2016 and December 31, 2015, we had an impaired collateral dependent commercial relationship that totaled $0.2 million and $0.4 million, respectively that was primarily secured by collateral other than real estate.  Collateral securing this relationship primarily included machinery and equipment and inventory at March 31, 2016 and December 31, 2015.  Valuation techniques at March 31, 2016 and December 31, 2015, included appraisals and discounting restructuring firm valuations based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 0% to 100% of stated values.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2016	$28,016	$841	$27,175
December 31, 2015	27,866	714	27,152

13.   Fair Values of Financial Instruments

Most of our assets and liabilities are considered financial instruments. Many of these financial instruments lack an available trading market and it is our general practice and intent to hold the majority of our financial instruments to maturity. Significant estimates and assumptions were used to determine the fair value of financial instruments. These estimates are subjective in nature, involving uncertainties and matters of judgment, and therefore, fair values may not be a precise estimate. Changes in assumptions could significantly affect the estimates.

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

Net loans and loans held for sale:  The fair value of loans is calculated by discounting estimated future cash flows using estimated market discount rates that reflect credit and interest-rate risk inherent in the loans and do not necessarily represent an exit price.  Loans are classified as Level 3.  Impaired loans are valued at the lower of cost or fair value as described in Note #12.  Loans held for sale are classified as Level 2 as described in Note #12.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2016
Assets
Cash and due from banks	$41,790	$41,790	$41,790	$-	$-
Interest bearing deposits	102,919	102,919	102,919	-	-
Interest bearing deposits - time	10,178	10,214	-	10,214	-
Trading securities	136	136	136	-	-
Securities available for sale	589,500	589,500	-	589,500	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,600	NA	NA	NA	NA
Net loans and loans held for sale	1,544,503	1,513,641	-	28,016	1,485,625
Accrued interest receivable	6,855	6,855	-	2,300	4,555
Derivative financial instruments	2,584	2,584	-	2,584	-

Liabilities
Deposits with no stated maturity (1)	$1,704,515	$1,704,515	$1,704,515	$-	$-
Deposits with stated maturity (1)	450,191	449,221	-	449,221	-
Other borrowings	11,953	13,425	-	13,425	-
Subordinated debentures	35,569	22,526	-	22,526	-
Accrued interest payable	562	562	21	541	-
Derivative financial instruments	1,952	1,952	-	1,952	-

December 31, 2015
Assets
Cash and due from banks	$54,260	$54,260	$54,260	$-	$-
Interest bearing deposits	31,523	31,523	31,523	-	-
Interest bearing deposits - time	11,866	11,858	-	11,858	-
Trading securities	148	148	148	-	-
Securities available for sale	585,484	585,484	-	585,484	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,471	NA	NA	NA	NA
Net loans and loans held for sale	1,520,346	1,472,613	-	27,866	1,444,747
Accrued interest receivable	6,565	6,565	5	1,969	4,591
Derivative financial instruments	1,238	1,238	-	1,238	-

Liabilities
Deposits with no stated maturity (1)	$1,659,743	$1,659,743	$1,659,743	$-	$-
Deposits with stated maturity (1)	426,220	423,776	-	423,776	-
Other borrowings	11,954	13,448	-	13,448	-
Subordinated debentures	35,569	23,069	-	23,069	-
Accrued interest payable	466	466	21	445	-
Derivative financial instruments	619	619	-	619	-

(1) Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $14.2 million and $11.8 million at March 31, 2016 and December 31, 2015, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $36.1 million and $38.4 million at March 31, 2016 and December 31, 2015, respectively.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. Mepco is currently in the process of working to recover these receivables, primarily through negotiated settlements with the counterparties.  In some cases, Mepco requires collateral or guaranties by the principals of the counterparties to secure these refund obligations; however, this is generally only the case when no insurance company is involved to guarantee the repayment obligation of the seller and administrator counterparties. In most cases, there is no collateral to secure the counterparties’ refund obligations to Mepco, but Mepco has the contractual right to offset unpaid refund obligations against amounts Mepco would otherwise be obligated to fund to the counterparties. In addition, even when collateral is involved, the refund obligations of these counterparties are not fully secured. Mepco incurs losses when it is unable to fully recover funds owing to it by counterparties upon cancellation of the underlying service contracts. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million, which reduced vehicle service contract counterparty receivables, net to $3.2 million as of March 31, 2016 compared to $7.2 million as of December 31, 2015.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  As a payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve.  Charges related to estimated losses for vehicle service contract counterparty contingencies included in non-interest expense totaled $0.03 million for both three month periods ended March 31, 2016 and 2015.  These charges are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was a credit of $0.02 million and $0.07 million for the three months ended March 31, 2016 and 2015, respectively.  The credit provision in each period is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for previously.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million at both March 31, 2016 and December 31, 2015. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at March 31, 2016 and December 31, 2015 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.   Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Available for Sale Securities	Dispropor- tionate Tax Effects from Securities Available for Sale	Total
For the three months ended March 31,
2016
Balances at beginning of period	$(238)	$(5,798)	$(6,036)
Other comprehensive income before reclassifications	1,349	-	1,349
Amounts reclassified from AOCL	(112)	-	(112)
Net current period other comprehensive income	1,237	-	1,237
Balances at end of period	$999	$(5,798)	$(4,799)

2015
Balances at beginning of period	$162	$(5,798)	$(5,636)
Other comprehensive income before reclassifications	1,483	-	1,483
Amounts reclassified from AOCL	(49)	-	(49)
Net current period other comprehensive income	1,434	-	1,434
Balances at end of period	$1,596	$(5,798)	$(4,202)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2016
Unrealized losses on securities available for sale
	$174	Net gains on securities
	-	Net impairment loss recognized in earnings
	174	Total reclassifications before tax
	62	Income tax expense
	$112	Reclassifications, net of tax

2015
Unrealized losses on securities available for sale
	$75	Net gains on securities
	-	Net impairment loss recognized in earnings
	75	Total reclassifications before tax
	26	Income tax expense
	$49	Reclassifications, net of tax

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation, its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. At times, we have experienced a difficult economy in Michigan. Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2016, albeit at an uneven pace.  There has been an overall decline in the unemployment rate as well as generally improving housing prices and other related statistics (such as home sales and new building permits).  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of loan net charge-offs.

Regulation. On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016 with 0.625% added to the minimum ratio for adequately capitalized institutions for 2016.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer.  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We were subject to the New Capital Rules beginning on January 1, 2015, and as of March 31, 2016 and December 31, 2015 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2016 as compared to 2015.

Index
Results of Operations

Summary.  We recorded net income of $4.1 million during the three months ended March 31, 2016, compared to net income of $3.8 million during the three months ended March 31, 2015. The increase in net income is primarily due to an increase in net interest income and a decrease in non-interest expenses that were partially offset by a decline in non-interest income and increases in the provision for loan losses (lower credit) and in income tax expense.

Key performance ratios
	Three months ended March 31,
	2016	2015
Net income (annualized) to
Average assets	0.68%	0.67%
Average common shareholders’ equity	6.70	6.05

Net income per common share
Basic	$0.19	$0.16
Diluted	0.19	0.16

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

Net interest income totaled $19.8 million during the first quarter of 2016, which represents a $1.7 million, or 9.2% increase, from the comparable quarter one year earlier.  The increase in net interest income in 2016 compared to 2015 primarily reflects a four basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as an increase in average interest-earning assets.

Although the prolonged low interest rate environment has continued to pressure loan yields, this has been offset by growth in the amount of interest-earning assets, particularly loans.  Total average interest-earning assets were $2.21 billion in the first quarter of 2016 compared to $2.06 billion in the year ago quarter.  Also contributing to the growth in net interest income were net recoveries of interest on loans of $0.55 million in the first quarter of 2016 compared to $0.05 million in the year ago quarter.

Index
Interest rates have generally been at extremely low levels since 2008 due primarily to the Federal Reserve Bank’s (“FRB”) monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has created challenges as we seek to grow our interest income and net interest income.   The FRB did move the target federal funds rate up by 0.25% in mid-December 2015.  Future changes in the target federal funds rate are uncertain, however, we anticipate that any upward movements in short-term interest rates will be very gradual.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), we would expect that our net interest margin will generally benefit on a long-term basis from rising interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2016 non-accrual loans averaged $10.5 million compared to $15.1 million in the first quarter of 2015.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,546,142	$18,520	4.81%	$1,420,272	$17,195	4.88%
Tax-exempt loans (2)	3,647	55	6.07	4,360	68	6.33
Taxable securities	521,833	2,244	1.72	506,411	1,758	1.39
Tax-exempt securities (2)	41,982	381	3.63	33,877	333	3.93
Interest bearing cash	81,436	106	0.52	75,171	70	0.38
Other investments	15,546	200	5.17	19,991	268	5.44
Interest Earning Assets	2,210,586	21,506	3.90	2,060,082	19,692	3.86
Cash and due from banks	45,165			46,035
Other assets, net	165,104			171,878
Total Assets	$2,420,855			$2,277,995

Liabilities
Savings and interest-bearing checking	$1,014,117	270	0.11	$985,482	266	0.11
Time deposits	435,943	844	0.78	376,958	741	0.80
Other borrowings	47,524	477	4.04	48,038	454	3.83
Interest Bearing Liabilities	1,497,584	1,591	0.43	1,410,478	1,461	0.42
Non-interest bearing deposits	653,417			590,088
Other liabilities	23,768			23,955
Shareholders’ equity	246,086			253,474
Total liabilities and shareholders’ equity	$2,420,855			$2,277,995

Net Interest Income		$19,915			$18,231

Net Interest Income as a Percent of Average Interest Earning Assets			3.61%			3.57%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Provision for loan losses.  The provision for loan losses was a credit of $0.5 million and a credit of $0.7 million in the first quarters of 2016 and 2015, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.   See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2016.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a core recurring source of revenue but they are quite cyclical and thus can be volatile. We regard net gains (losses) on securities as a “non-operating” component of non-interest income.

Non-interest income totaled $7.8 million and $9.0 million during the first three months of 2016 and 2015, respectively.  The components of non-interest income are as follows:

Non-Interest Income
	Three months ended March 31,
	2016	2015
	(In thousands)
Service charges on deposit accounts	$2,845	$2,850
Interchange income	1,878	2,142
Net gains on assets
Mortgage loans	1,642	2,139
Securities	162	85
Mortgage loan servicing	(978)	(420)
Investment and insurance commissions	467	446
Bank owned life insurance	290	350
Title insurance fees	288	256
Other	1,215	1,114
Total non-interest income	$7,809	$8,962

Service charges on deposit accounts totaled $2.85 million in the first quarter of 2016, essentially unchanged from the comparable period in 2015.  Over the last few years, such service charges have been decreasing, principally due to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the long-term decline in NSF occurrences is due to our customers managing their finances more closely and having real-time access to deposit account information through electronic channels allowing them to reduce NSF activity and avoid the associated fees.

Interchange income decreased by $0.3 million, or 12.3%, in the first quarter of 2016 compared to the year ago period.  The decrease in interchange income in 2016 as compared to 2015 primarily results from lower incentives under our Debit Brand Agreement with MasterCard.  In addition, although transaction volume increased 2.7% year-over-year, interchange revenue per transaction declined by 7.5%, primarily due to a higher mix of debit (PIN-based) versus credit (signature-based) transactions.

Index
Net gains on mortgage loans were $1.6 million and $2.1 million in the first quarters of 2016 and 2015, respectively.   Mortgage loan sales totaled $55.7 million in the first quarter of 2016 compared to $68.7 million in the first quarter of 2015.  Mortgage loans originated totaled $73.5 million in the first quarter of 2016 compared to $79.8 million in the comparable quarter of 2015.  The decrease in mortgage loan originations, sales and net gains in 2016 as compared to 2015 is due primarily to lower mortgage refinance volume that was only partially offset by an increase in purchase money mortgage volume.

Mortgage Loan Activity
	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Mortgage loans originated	$73,502	$79,790
Mortgage loans sold	55,666	68,727
Net gains on the sale of mortgage loans	1,642	2,139
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	2.95%	3.11%
Fair value adjustments included in the Loan Sales Margin	0.25	0.81

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold (with servicing rights retained or released). Our decision to sell or retain mortgage loan servicing rights is primarily influenced by an evaluation of the price being paid for mortgage loan servicing by outside third parties compared to our calculation of the economic value of retaining such servicing. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 2.70% and 2.30% in the first quarters of 2016 and 2015, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2016 was generally due to a widening of primary-to-secondary market pricing spreads as well as a higher content of government (FHA and VA) mortgage loan sales, which generally have higher profit margins than conventional mortgage loan sales.

We recorded net gains on securities of approximately $0.2 million and $0.1 million in the first quarters of 2016 and 2015, respectively. The first quarter 2016 net gains on securities are due primarily to sales of $42.4 million. The first quarter 2015 net gains on securities are due primarily to the sales of $11.8 million.

We recorded no net impairment losses in either the first quarter of 2016 or 2015, for other than temporary impairment of securities available for sale.  (See “Securities.”)

Index
Mortgage loan servicing generated losses of $1.0 million and $0.4 million in the first quarters of 2016 and 2015, respectively.  This quarterly comparative variance is primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio. Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$12,436	$12,106
Originated servicing rights capitalized	554	663
Amortization	(557)	(759)
Change in valuation allowance	(1,450)	(692)
Balance at end of period	$10,983	$11,318

Valuation allowance at end of period	$4,722	$4,465

At March 31, 2016 we were servicing approximately $1.64 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.30% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at March 31, 2016 totaled $11.0 million, representing approximately 67 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $11.2 million at March 31, 2016.

Investment and insurance commissions increased modestly (by $0.02 million) during the first quarter of 2016 as compared to the year ago period due primarily to an increase in sales.

We earned $0.3 million and $0.4 million in the first quarters of 2016 and 2015, respectively, principally as a result of increases in the cash surrender value of our separate account bank owned life insurance.  Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.7 million and $54.4 million at March 31, 2016 and December 31, 2015, respectively.

Title insurance fees totaled $0.3 million in both the first quarters of 2016 and 2015.

Other non-interest income totaled $1.2 million and $1.1 million during the first quarters of 2016 and 2015, respectively.  This increase is primarily due to increases in commercial loan swap fee income and merchant processing income.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Index
Non-interest expense totaled $22.0 million in the first quarter of 2016 compared to $22.2 million in the year ago period. The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended March 31,
	2016	2015
	(In thousands)
Compensation	$8,234	$8,330
Performance-based compensation	1,521	1,288
Payroll taxes and employee benefits	2,126	2,167
Compensation and employee benefits	11,881	11,785
Occupancy, net	2,207	2,419
Data processing	2,101	1,930
Furniture, fixtures and equipment	984	952
Communications	888	736
Loan and collection	825	1,155
Advertising	477	484
Legal and professional fees	413	380
FDIC deposit insurance	334	343
Interchange expense	266	291
Credit card and bank service fees	187	202
Supplies	176	213
Amortization of intangible assets	87	87
Vehicle service contract counterparty contingencies	30	29
Costs related to unfunded lending commitments	13	16
Net gains on other real estate and repossessed assets	(6)	(39)
Provision for loss reimbursement on sold loans	(15)	(69)
Other	1,197	1,237
Total non-interest expense	$22,045	$22,151

Compensation and employee benefits expenses, in total, increased by $0.1 million, or 0.8%, in the first quarter of 2016, due primarily to an increase in performance-based compensation.

Compensation expense decreased by $0.1 million, or 1.2%.  Average full-time equivalent employees (“FTE’s”) were reduced by 20.9, or 2.6%, during the first quarter of 2016 compared to the year ago quarter.  However, the impact of the FTE reductions was partially offset by annual pay increases that were effective January 1, 2016.  The first quarter of 2015 also included $0.2 million increase of severance expenses in connection with the branch consolidation and other staffing reductions

Performance-based compensation increased by $0.2 million in 2016 due primarily to a higher accrual for anticipated incentive compensation based on our estimated 2016 performance as compared to goals.

Index
Payroll taxes and employee benefits decreased $0.04 million in 2016 due primarily to a decrease in medical insurance costs.

Occupancy, net, decreased $0.2 million, or 8.8%, in the first quarter of 2016 compared to 2015 primarily because of fewer facilities as a result of the closing or consolidation of six branch offices in the second quarter of 2015 and the sale of one branch office in the third quarter of 2015.

Data processing expense increased $0.2 million, or 8.9%, in the first quarter of 2016 compared to the year earlier period due primarily to new services added with our core data processing vendor and increased costs for mobile banking due to growth in transaction volumes using that channel.

Furniture, fixtures and equipment, advertising, legal and professional, FDIC deposit insurance and other non-interest expenses were all relatively unchanged in the first quarter of 2016 as compared to the year earlier period.

Communications expense increased $0.2 million, or 20.7%, in the first quarter of 2016 compared to the year earlier period due primarily to mailing costs to convert our debit card customers to a chip-enabled card and for distribution of materials related to a new checking account program.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have declined in 2016, which primarily reflects the overall year-over-year decrease in non-performing loans. (See “Portfolio Loans and asset quality.”)

Interchange expense decreased modestly in the first quarter of 2016 compared to the year earlier period due primarily to the decline in debit card transaction revenue described above.

Credit card and bank service fees decreased primarily due to a decline in the number of payment plans being serviced by Mepco in the first quarter of 2016 compared to the first quarter of 2015.

Supplies expense is lower in 2016 primarily due to a reduction in our number of branch offices as described earlier as well as our cost reduction efforts.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.2 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expenses totaled $0.03 million in both the first quarter of 2016 and 2015.

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

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million, which reduced vehicle service contract counterparty receivables, net to $3.2 million as of March 31, 2016 compared to $7.2 million as of December 31, 2015.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  As a payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve.

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

Net gains on other real estate and repossessed assets primarily represent gains and losses on the sale of and additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  We recorded small net gains in both the first quarters of 2016 and 2015, which reflects relative stability in real estate prices within our markets.

Index
The provision for loss reimbursement on sold loans was a credit of $0.02 million and a credit of $0.07 million in the first quarters of 2016 and 2015, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae).  The small credit provisions in the first quarters of 2016 and 2015 is due primarily to the settlements of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of the previous year.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million at both March 31, 2016 and December 31, 2015. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at March 31, 2016 and December 31, 2015 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Income tax expense.  We recorded an income tax expense of $2.0 million and $1.8 million in the first quarters of 2016 and 2015, respectively.

Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2016 and 2015, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both March 31, 2016 and December 31, 2015. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

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

Index
The following table presents net income (loss) by business segment.

Business Segments
	Three months ended March 31,
	2016	2015
	(In thousands)
Independent Bank	$4,619	$4,233
Mepco	(237)	(192)
Other(1)	(267)	(244)
Elimination	(15)	(16)
Net income	$4,100	$3,781

(1) Includes amounts relating to our parent company.

The increase in net income at Independent Bank in 2016 compared to 2015 is primarily due to an increase in net interest income that was partially offset by increases in the provision for loan losses (slightly lower credit) and income taxes as well as a decline in non-interest income.  (See “Net interest income,” “Provision for loan losses,” “Non-interest income,” “Income tax expense,” and “Portfolio Loans and asset quality.”)

The slight increase in the net loss at Mepco is principally due to a decrease in net interest income as a result of the reduction in payment plan receivables that was partially offset by a decrease in non-interest expense.  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.50%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

Financial Condition

Summary.  Our total assets increased by $78.1 million during the first three months of 2016 due primarily to increases in cash and cash equivalents and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.54 billion at March 31, 2016, an increase of $23.9 million, or 1.6%, from December 31, 2015.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.15 billion at March 31, 2016, compared to $2.09 billion at December 31, 2015.  The $68.7 million increase in total deposits during the period is primarily due to growth in checking, savings and time deposit account balances.

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

Index
Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
March 31, 2016	$587,963	$4,262	$2,725	$589,500
December 31, 2015	585,851	3,152	3,519	585,484

In the first quarter of 2016, we initiated the use of Pacific Investment Management Company LLC (“PIMCO”) to manage an approximately $150 million segment of our securities available for sale.  We anticipate achieving about $0.5 million of additional annual interest income, after management fees, on this portion of our securities available for sale, once fully invested.  Although this segment of our securities available for sale is expected to have a similar risk-weighting and duration as our remaining portfolio, the additional earnings are anticipated to be generated through rebalancing into other sectors and better trade execution.  These other sectors include certain structured securities (commercial and non-agency residential mortgage-backed securities and collateralized loan obligations) and non-U.S. government securities (but U.S. dollar denominated) as well as an increased allocation of corporate securities.

Securities available for sale increased slightly during the first quarter of 2016 due primarily to increases in asset-backed securities and corporate securities. The securities were purchased to utilize a portion of the funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

Index
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended March 31,
	2016	2015
	(In thousands)

Proceeds	$42,391	$11,786

Gross gains	$226	$75
Gross losses	(52)	-
Net impairment charges	-	-
Fair value adjustments	(12)	10
Net gains	$162	$85

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.  In December 2015, we purchased $32.6 million of single-family residential fixed rate jumbo mortgage loans from another Michigan-based financial institution.  These mortgage loans were all on properties located in Michigan, had a weighted average interest rate (after a 0.25% servicing fee) of 3.94% and a weighted average remaining contractual maturity of 344 months.  We did not have any single-family residential mortgage loan purchases during the first quarter of 2016.

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

Index
Non-performing assets(1)
	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans	$10,425	$10,607
Loans 90 days or more past due and still accruing interest	147	116
Total non-performing loans	10,572	10,723
Other real estate and repossessed assets	6,672	7,150
Total non-performing assets	$17,244	$17,873
As a percent of Portfolio Loans
Non-performing loans	0.69%	0.71%
Allowance for loan losses	1.46	1.49
Non-performing assets to total assets	0.69	0.74
Allowance for loan losses as a percent of non-performing loans	212.78	210.48

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings ("TDR")

	March 31, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$13,950	$66,619		$80,569
Non-performing TDR's(1)	2,798	3,693	(2)	6,491
Total	$16,748	$70,312		$87,060

	December 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$13,318	$68,194		$81,512
Non-performing TDR's(1)	3,041	3,777	(2)	6,818
Total	$16,359	$71,971		$88,330

(1)	Included in non-performing assets table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.2 million, or 1.4%, during the first quarter of 2016 due principally to decreases in non-performing mortgage and consumer/installment loans. These declines primarily reflect reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into other real estate. In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $80.6 million, or 5.2% of total Portfolio Loans, and $81.5 million, or 5.4% of total Portfolio Loans, at March 31, 2016 and December 31, 2015, respectively. The decrease in the amount of performing TDRs in the first quarter of 2016 reflects a decline in retail loan TDRs.

Other real estate and repossessed assets totaled $6.7 million at March 31, 2016, compared to $7.2 million at December 31, 2015. This decrease is primarily the result of sales of other real estate being in excess of the migration of non-performing loans secured by real estate into other real estate as the foreclosure process is completed.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.12% (as a result of net recoveries) on an annualized basis in the first quarter of 2016 compared to 0.19% in the first quarter of 2015.  The $1.1 million decline in loan net charge-offs is primarily due to declines in commercial loan, mortgage loan and consumer/installment loan net charge-offs.  The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Allowance for loan losses
	Three months ended March 31,
	2016		2015
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$22,570	$652	$25,990	$539
Additions (deductions)
Provision for loan losses	(530)	-	(659)	-
Recoveries credited to allowance	959	-	990	-
Loans charged against the allowance	(504)	-	(1,642)	-
Additions (deductions) included in non-interest expense	-	13	-	16
Balance at end of period	$22,495	$665	$24,679	$555

Net loans charged against the allowance to average Portfolio Loans (annualized)	(0.12)%		0.19%

Index
Allocation of the Allowance for Loan Losses
	March 31, 2016	December 31, 2015
	(In thousands)
Specific allocations	$10,850	$10,983
Other adversely rated commercial loans	822	1,053
Historical loss allocations	5,460	5,262
Additional allocations based on subjective factors	5,363	5,272
Total	$22,495	$22,570

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

Increases in the AFLL are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the AFLL to specific loans and loan portfolios, the entire AFLL is available for incurred losses. We generally charge-off commercial, homogenous residential mortgage and installment loans and payment plan receivables when they are deemed uncollectible or reach a predetermined number of days past due based on product, industry practice and other factors. Collection efforts may continue and recoveries may occur after a loan is charged against the AFLL.

Index
While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.004 million credit and a $0.003 million credit in the first quarters of 2016 and 2015, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.059 million and $0.063 million at March 31, 2016 and December 31, 2015, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

The allowance for loan losses decreased $0.1 million to $22.5 million at March 31, 2016 from $22.6 million at December 31, 2015 and was equal to 1.46% of total Portfolio Loans at March 31, 2016 compared to 1.49% at December 31, 2015. Two of the four components of the allowance for loan losses outlined above declined in the first quarter of 2016. The allowance for loan losses related to specific loans decreased $0.1 million in 2016 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.2 million in 2016 primarily due to a decrease in the balance of such loans included in this component to $25.5 million at March 31, 2016 from $27.8 million at December 31, 2015. The allowance for loan losses related to historical losses increased $0.2 million during 2016 due principally to commercial loan growth. The allowance for loan losses related to subjective factors increased $0.1 million during 2016 primarily due to minor deterioration of some of the economic indicators used in computing this portion of the allowance.

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

Deposits totaled $2.15 billion and $2.09 billion at March 31, 2016 and December 31, 2015, respectively.  The $68.7 million increase in deposits in the first quarter of 2016 is due to growth in checking, savings and time deposit account balances.  Reciprocal deposits totaled $50.3 million and $50.2 million at March 31, 2016 and December 31, 2015, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2016, we had approximately $534.3 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $12.0 million at both March 31, 2016 and December 31, 2015.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2016, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $62.3 million, or 2.9% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first quarters of 2016 and 2015, we entered into $31.6 million and 24.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.3 million and $0.2 million of fee income related to these transactions during the first quarters of 2016 and 2015, respectively.

Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Condensed Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on maintaining adequate levels of liquid assets (primarily funds on deposit with the FRB and certain securities available for sale) as well as developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for purchasing securities available for sale or originating Portfolio Loans as well as to be able to respond to unforeseen liquidity needs.

Our primary sources of funds include our deposit base, secured advances from the FHLB, a federal funds purchased borrowing facility with another commercial bank, and access to the capital markets (for Brokered CDs).

At March 31, 2016, we had $331.6 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.70 billion of our deposits at March 31, 2016, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $16.4 million as of March 31, 2016 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Index
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	March 31, 2016	December 31, 2015
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	324,328	339,462
Accumulated deficit	(79,984)	(82,334)
Accumulated other comprehensive loss	(4,799)	(6,036)
Total shareholders’ equity	239,545	251,092
Total capitalization	$274,045	$285,592

We currently have three special purpose entities with $34.5 million of outstanding cumulative trust preferred securities.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2016 and December 31, 2015. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity decreased to $239.5 million at March 31, 2016 from $251.1 million at December 31, 2015 due primarily to share repurchases and a dividend paid that were in excess of our net income in the first quarter of 2016 as well as a decline in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $237.4 million and $248.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.55% and 10.34% at March 31, 2016 and December 31, 2015, respectively.

We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014 and continued to pay regular quarterly dividends at that amount through August 2015.  In October 2015, our Board of Directors increased the quarterly cash dividend on our common stock to eight cents per share.

Index
Because the Bank currently has negative “undivided profits” (i.e. a retained deficit) of $5.7 million at March 31, 2016, under Michigan banking regulations, the Bank is not currently permitted to pay a dividend.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2016, we requested regulatory approval for an $18.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 24, 2016 and the Bank returned $18.0 million of capital to the parent company on February 25, 2016.  Also see Note #11 to the Condensed Consolidated Financial Statements included within this report.

On January 21, 2016, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2016 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    The repurchase plan is authorized to last through December 31, 2016.  We intend and expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, other regulatory requirements, potential alternative uses for capital, and our financial performance. The repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.  During the first quarter of 2016 we repurchased 1,059,865 shares of our common stock pursuant to this plan at an average price of $14.63 per share  leaving 52,703 shares to be repurchased under this repurchase plan.  On April 26, 2016 our Board of Directors authorized a $5.0 million expansion of this repurchase plan.

As of March 31, 2016 and December 31, 2015, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see Note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.

Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2016
200 basis point rise	$402,600	10.33%	$82,200	7.73%
100 basis point rise	388,500	6.47	79,700	4.46
Base-rate scenario	364,900	-	76,300	-
100 basis point decline	331,900	(9.04)	71,900	(5.77)

December 31, 2015
200 basis point rise	$419,600	8.42%	$80,700	6.32%
100 basis point rise	407,300	5.25	78,700	3.69
Base-rate scenario	387,000	-	75,900	-
100 basis point decline	356,500	(7.88)	72,000	(5.14)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, capitalized mortgage loan servicing rights, vehicle service contract payment plan counterparty contingencies, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  During the first quarter of 2016, we dropped the assessment of other than temporary impairment of securities available for sale as a critical accounting policy as we do not believe that this assessment will have a material impact on our consolidated financial position or results of operations.  There have been no other material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2016, the Company issued 621 shares of common stock to non-employee directors on a current basis and 1,263 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on January 1, 2016, at a price of $15.23 per share, representing aggregate fees of $0.03 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2016	-	$-	-	1,112,568
February 2016	907,930	14.64	859,665	252,903
March 2016	200,200	14.59	200,200	52,703
Total	1,108,130	$14.63	1,059,865	52,703

(1)	Represents (i) 43,705 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan, (ii) 4,560 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock and (iii) 1,059,865 shares purchased in the open market pursuant to a publicly announced plan.

Index
Item 6.      Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.	INS Instance Document
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

Date	May 4, 2016	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	May 4, 2016	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer