Form 10-Q
period 2016-06-30
INDEPENDENT BANK CORP /MI/
filed 2016-08-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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
YES☒          NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	21,223,212
Class	Outstanding at August 3, 2016

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	June 30, 2016	December 31, 2015
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$34,542	$54,260
Interest bearing deposits	26,488	31,523
Cash and Cash Equivalents	61,030	85,783
Interest bearing deposits - time	8,560	11,866
Trading securities	212	148
Securities available for sale	599,755	585,484
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,229	15,471
Loans held for sale, carried at fair value	31,713	27,866
Loans
Commercial	792,000	748,398
Mortgage	506,021	500,454
Installment	252,712	231,599
Payment plan receivables	31,389	34,599
Total Loans	1,582,122	1,515,050
Allowance for loan losses	(22,712)	(22,570)
Net Loans	1,559,410	1,492,480
Other real estate and repossessed assets	5,572	7,150
Property and equipment, net	41,044	43,103
Bank-owned life insurance	54,990	54,402
Deferred tax assets, net	35,257	39,635
Capitalized mortgage loan servicing rights	10,331	12,436
Vehicle service contract counterparty receivables, net	3,036	7,229
Other intangibles	2,106	2,280
Accrued income and other assets	24,451	23,733
Total Assets	$2,452,696	$2,409,066

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$678,489	$659,793
Savings and interest-bearing checking	997,102	988,174
Reciprocal	49,355	50,207
Time	403,346	387,789
Total Deposits	2,128,292	2,085,963
Other borrowings	11,797	11,954
Subordinated debentures	35,569	35,569
Vehicle service contract counterparty payables	1,066	797
Accrued expenses and other liabilities	29,049	23,691
Total Liabilities	2,205,773	2,157,974

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,315,881 shares at June 30, 2016 and 22,251,373 shares at December 31, 2015	324,268	339,462
Accumulated deficit	(74,062)	(82,334)
Accumulated other comprehensive loss	(3,283)	(6,036)
Total Shareholders’ Equity	246,923	251,092
Total Liabilities and Shareholders’ Equity	$2,452,696	$2,409,066

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$18,208	$17,751	$36,764	$34,990
Interest on securities
Taxable	2,480	1,869	4,724	3,627
Tax-exempt	282	222	530	439
Other investments	297	289	603	627
Total Interest Income	21,267	20,131	42,621	39,683
Interest Expense
Deposits	1,152	967	2,266	1,974
Other borrowings	485	463	962	917
Total Interest Expense	1,637	1,430	3,228	2,891
Net Interest Income	19,630	18,701	39,393	36,792
Provision for loan losses	(734)	(134)	(1,264)	(793)
Net Interest Income After Provision for Loan Losses	20,364	18,835	40,657	37,585
Non-Interest Income
Service charges on deposit accounts	3,038	3,117	5,883	5,967
Interchange income	1,976	2,240	3,854	4,382
Net gains (losses) on assets
Mortgage loans	2,529	1,784	4,171	3,923
Securities	185	(33)	347	52
Mortgage loan servicing, net	(334)	1,452	(1,312)	1,032
Title insurance fees	253	337	541	593
Other	1,933	2,090	3,905	4,000
Total Non-Interest Income	9,580	10,987	17,389	19,949
Non-Interest Expense
Compensation and employee benefits	12,000	11,791	23,881	23,576
Occupancy, net	1,856	2,040	4,063	4,459
Data processing	1,936	2,027	4,037	3,957
Furniture, fixtures and equipment	965	965	1,949	1,917
Communications	722	694	1,610	1,430
Loan and collection	571	967	1,396	2,122
Advertising	478	448	955	932
Legal and professional	345	453	758	833
FDIC deposit insurance	331	351	665	694
Interchange expense	267	289	533	580
Credit card and bank service fees	198	203	385	405
Vehicle service contract counterparty contingencies	(1)	30	29	59
Provision for loss reimbursement on sold loans	-	45	(15)	(24)
Costs (recoveries) related to unfunded lending commitments	(80)	4	(67)	20
Net gains on other real estate and repossessed assets	(159)	(139)	(165)	(178)
Other	1,466	1,411	2,926	2,948
Total Non-Interest Expense	20,895	21,579	42,940	43,730
Income Before Income Tax	9,049	8,243	15,106	13,804
Income tax expense	2,611	2,624	4,568	4,404
Net Income	$6,438	$5,619	$10,538	$9,400
Net Income Per Common Share
Basic	$0.30	$0.25	$0.49	$0.41
Diluted	$0.30	$0.24	$0.48	$0.40
Dividends Per Common Share
Declared	$0.08	$0.06	$0.16	$0.12
Paid	$0.08	$0.06	$0.16	$0.12

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Net income	$6,438	$5,619	$10,538	$9,400
Other comprehensive income (loss), before tax
Securities available for sale
Unrealized gains (losses) arising during period	2,334	(1,806)	4,448	464
Change in unrealized gains (losses) for which a portion of other than temporary impairment has been recognized in earnings	107	(21)	71	(10)
Reclassification adjustments for gains included in earnings	(109)	-	(283)	(75)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	2,332	(1,827)	4,236	379
Income tax expense (benefit)	816	(639)	1,483	133
Unrealized gains (losses) recognized in other comprehensive income (loss) on available for sale securities, net of tax	1,516	(1,188)	2,753	246
Other comprehensive income (loss)	1,516	(1,188)	2,753	246
Comprehensive income	$7,954	$4,431	$13,291	$9,646

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2016	2015
	(unaudited - In thousands)
Net Income	$10,538	$9,400
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	129,838	154,938
Disbursements for loans held for sale	(129,514)	(157,871)
Provision for loan losses	(1,264)	(793)
Deferred federal income tax expense	5,625	4,475
Deferred loan fees	(987)	(930)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearning deposits - time	2,507	2,228
Net gains on mortgage loans	(4,171)	(3,923)
Net gains on securities	(347)	(52)
Net gains on other real estate and repossessed assets	(165)	(178)
Vehicle service contract counterparty contingencies	29	59
Share based compensation	825	772
(Increase) decrease in accrued income and other assets	(1,051)	551
Increase (decrease) in accrued expenses and other liabilities	2,639	(894)
Total Adjustments	3,964	(1,618)
Net Cash From Operating Activities	14,502	7,782
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	55,362	11,786
Proceeds from the maturity of securities available for sale	21,413	16,047
Principal payments received on securities available for sale	74,212	58,587
Purchases of securities available for sale	(159,698)	(111,908)
Purchases of interest bearing deposits - time	-	(245)
Proceeds from the maturity of interest bearing deposits - time	3,290	2,915
Purchase of Federal Reserve Bank stock	(129)	(132)
Redemption of Federal Reserve Bank stock	371	391
Redemption of Federal Home Loan Bank stock	-	4,514
Net increase in portfolio loans (loans originated, net of principal payments)	(64,236)	(39,442)
Proceeds from the collection of vehicle service contract counterparty receivables	4,458	15
Proceeds from the sale of other real estate and repossessed assets	3,018	4,515
Proceeds from life insurance	742	-
Proceeds from the sale of property and equipment	23	490
Capital expenditures	(990)	(1,898)
Net Cash Used in Investing Activities	(62,164)	(54,365)
Cash Flow From Financing Activities
Net increase in total deposits	42,329	37,115
Net decrease in other borrowings	(1)	(1)
Payments of Federal Home Loan Bank Advances	(156)	(144)
Net increase in vehicle service contract counterparty payables	269	328
Dividends paid	(3,451)	(2,760)
Proceeds from issuance of common stock	56	80
Repurchase of common stock	(15,510)	(3,668)
Share based compensation withholding obligation	(627)	(66)
Net Cash From Financing Activities	22,909	30,884
Net Decrease in Cash and Cash Equivalents	(24,753)	(15,699)
Cash and Cash Equivalents at Beginning of Period	85,783	74,016
Cash and Cash Equivalents at End of Period	$61,030	$58,317
Cash paid during the period for
Interest	$3,158	$2,878
Income taxes	360	91
Transfers to other real estate and repossessed assets	1,275	2,354
Transfer of payment plan receivables to vehicle service contract counterparty receivables	294	110
Purchase of securities available for sale not yet settled	2,342	-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
	2016	2015
	(unaudited)
	(In thousands)

Balance at beginning of period	$251,092	$250,371
Cumulative effect of change in accounting principle	1,247	-
Balance at beginning of period, as adjusted	252,339	250,371
Net income	10,538	9,400
Cash dividends declared	(3,451)	(2,760)
Issuance of common stock	56	80
Share based compensation	825	772
Share based compensation withholding obligation	(627)	(66)
Repurchase of common stock	(15,510)	(3,668)
Net change in accumulated other comprehensive loss, net of related tax effect	2,753	246
Balance at end of period	$246,923	$254,375

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2016 and December 31, 2015, and the results of operations for the three and six-month periods ended June 30, 2016 and 2015.  The results of operations for the three and six -month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2015 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting”.  This ASU amends existing guidance in an effort to simplify certain aspects of accounting for share-based payments. The areas for simplification in this ASU include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This amended guidance is effective for us on January 1, 2017, with early adoption permitted.  We adopted this amended guidance during the second quarter of 2016 using a modified retrospective approach.  The impact of this adoption was to adjust our January 1, 2016 Condensed Consolidated Statement of Financial Position to reflect cumulative effect adjustments as follows:

	January 1, 2016 Originally Presented	Cumulative Retrospective Adjustments	January 1, 2016 Adjusted
	(Dollars in thousands)

Deferred tax assets	$39,635	$1,247	$40,882
Total assets	$2,409,066	$1,247	$2,410,313
Common stock	$339,462	$62	$339,524
Accumulated deficit	$(82,334)	$1,185	$(81,149)
Total Shareholders’ Equity	$251,092	$1,247	$252,339
Total Liabilities and Shareholders’ Equity	$2,409,066	$1,247	$2,410,313

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The adjustments above reflect the recording of $1.23 million of unrealized excess benefits on share based compensation and $0.06 million (impact to equity of $0.02 million after consideration of deferred taxes)  for the impact of making an accounting policy election to account for forfeitures as they occur.  After January 1, 2016, excess tax benefits or deficiencies resulting from share-based payments will be recognized as tax benefit or expense when they occur. A tax benefit of $0.3 million was recorded during the three months ended June 30, 2016 as a result of share awards vesting during the period.  In addition, we have elected to apply the  amendments related to the presentation of excess tax benefits in the statement of cash flows on a prospective basis.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We have not yet determined what the impact will be on our consolidated operating results or financial condition.

3.  Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2016
U.S. agency	$31,165	$552	$38	$31,679
U.S. agency residential mortgage-backed	180,415	1,783	135	182,063
U.S. agency commercial mortgage-backed	7,832	167	3	7,996
Private label mortgage-backed	26,202	343	299	26,246
Other asset backed	139,895	298	347	139,846
Obligations of states and political subdivisions	156,663	2,311	633	158,341
Corporate	49,150	521	144	49,527
Trust preferred	2,920	-	523	2,397
Foreign government	1,644	16	0	1,660
Total	$595,886	$5,991	$2,122	$599,755

December 31, 2015
U.S. agency	$47,283	$309	$80	$47,512
U.S. agency residential mortgage-backed	195,055	1,584	583	196,056
U.S. agency commercial mortgage-backed	34,017	94	83	34,028
Private label mortgage-backed	5,061	161	319	4,903
Other asset backed	117,431	54	581	116,904
Obligations of states and political subdivisions	145,193	941	1,150	144,984
Corporate	38,895	9	290	38,614
Trust preferred	2,916	-	433	2,483
Total	$585,851	$3,152	$3,519	$585,484

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2016
U.S. agency	$3,432	$7	$6,168	$31	$9,600	$38
U.S. agency residential mortgage-backed	23,927	53	13,743	82	37,670	135
U.S. agency commercial mortgage-backed	548	2	199	1	747	3
Private label mortgage- backed	2,566	8	1,521	291	4,087	299
Other asset backed	42,783	161	12,079	186	54,862	347
Obligations of states and political subdivisions	12,316	227	10,176	406	22,492	633
Corporate	4,033	19	3,878	125	7,911	144
Trust preferred	-	-	2,397	523	2,397	523
Total	$89,605	$477	$50,161	$1,645	$139,766	$2,122

December 31, 2015
U.S. agency	$12,164	$47	$6,746	$33	$18,910	$80
U.S. agency residential mortgage-backed	57,538	316	23,340	267	80,878	583
U.S. agency commercial mortgage-backed	16,747	60	2,247	23	18,994	83
Private label mortgage- backed	-	-	3,393	319	3,393	319
Other asset backed	102,660	434	5,189	147	107,849	581
Obligations of states and political subdivisions	52,493	597	12,240	553	64,733	1,150
Corporate	30,550	290	-	-	30,550	290
Trust preferred	-	-	2,483	433	2,483	433
Total	$272,152	$1,744	$55,638	$1,775	$327,790	$3,519

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at June 30, 2016, we had 19 U.S. agency, 56 U.S. agency residential mortgage-backed and four U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at June 30, 2016, we had nine of this type of security whose fair value is less than amortized cost.  The unrealized losses are primarily attributed to four securities purchased prior to 2016.  Two of these four securities have an impairment in excess of 10% and three of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these four securities since their acquisition.

These four securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

These four private label mortgage-backed securities are reviewed for other than temporary impairment (“OTTI”) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for all four of these securities whose fair value is less than amortized cost.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at June 30, 2016, we had 88 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2016, we had 52 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  One of these securities has an impairment in excess of 10%.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2016, we had eight corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at June 30, 2016, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.7 million as of June 30, 2016, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,650	$(270)	$1,690	$(226)
Unrated issues	747	(253)	793	(207)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three or six month periods ended June 30, 2016 and 2015, respectively.

At June 30, 2016, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of June 30, 2016
Fair value	$1,469	$1,194	$76	$2,739
Amortized cost	1,396	1,129	-	2,525
Non-credit unrealized loss	-	-	-	-
Unrealized gain	73	65	76	214
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended June 30,
2016	$-	$-	$-	$-
2015	-	-	-	-
For the six months ended June 30,
2016	-	-	-	-
2015	-	-	-	-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at June 30, 2016.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale for the three and six month periods ending June 30, follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at beginning of period	$1,844	$1,844	$1,844	$1,844
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,844	$1,844	$1,844	$1,844

The amortized cost and fair value of securities available for sale at June 30, 2016, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$27,502	$27,533
Maturing after one year but within five years	79,845	80,614
Maturing after five years but within ten years	66,708	67,656
Maturing after ten years	67,487	67,801
	241,542	243,604
U.S. agency residential mortgage-backed	180,415	182,063
U.S. agency commercial mortgage-backed	7,832	7,996
Private label residential mortgage-backed	26,202	26,246
Other asset backed	139,895	139,846
Total	$595,886	$599,755

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

	Proceeds	Realized Gains	Losses
	(In thousands)
2016	$55,362	$336	$53
2015	11,786	75	-

During 2016 and 2015, our trading securities consisted of various preferred stocks.  During the first six months of 2016 and 2015, we recognized gains (losses) on trading securities of $0.064 million and $(0.023) million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains (losses) recognized on trading securities still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2016
Balance at beginning of period	$5,622	$10,296	$1,161	$53	$5,363	$22,495
Additions (deductions)
Provision for loan losses	(663)	(359)	126	(1)	163	(734)
Recoveries credited to allowance	1,114	294	351	-	-	1,759
Loans charged against the allowance	(34)	(275)	(499)	-	-	(808)
Balance at end of period	$6,039	$9,956	$1,139	$52	$5,526	$22,712

2015
Balance at beginning of period	$5,916	$12,081	$1,564	$62	$5,056	$24,679
Additions (deductions)
Provision for loan losses	177	(101)	(45)	3	(168)	(134)
Recoveries credited to allowance	652	319	284	-	-	1,255
Loans charged against the allowance	(38)	(834)	(342)	-	-	(1,214)
Balance at end of period	$6,707	$11,465	$1,461	$65	$4,888	$24,586

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2016
Balance at beginning of period	$5,670	$10,391	$1,181	$56	$5,272	$22,570
Additions (deductions)
Provision for loan losses	(1,067)	(638)	191	(4)	254	(1,264)
Recoveries credited to allowance	1,470	676	572	-	-	2,718
Loans charged against the allowance	(34)	(473)	(805)	-	-	(1,312)
Balance at end of period	$6,039	$9,956	$1,139	$52	$5,526	$22,712

2015
Balance at beginning of period	$5,445	$13,444	$1,814	$64	$5,223	$25,990
Additions (deductions)
Provision for loan losses	505	(834)	(130)	1	(335)	(793)
Recoveries credited to allowance	1,085	557	603	-	-	2,245
Loans charged against the allowance	(328)	(1,702)	(826)	-	-	(2,856)
Balance at end of period	$6,707	$11,465	$1,461	$65	$4,888	$24,586

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
June 30, 2016
Allowance for loan losses
Individually evaluated for impairment	$3,271	$7,262	$408	$-	$-	$10,941
Collectively evaluated for impairment	2,768	2,694	731	52	5,526	11,771
Total ending allowance balance	$6,039	$9,956	$1,139	$52	$5,526	$22,712

Loans
Individually evaluated for impairment	$17,802	$63,430	$5,427	$-		$86,659
Collectively evaluated for impairment	775,794	444,865	247,973	31,389		1,500,021
Total loans recorded investment	793,596	508,295	253,400	31,389		1,586,680
Accrued interest included in recorded investment	1,596	2,274	688	-		4,558
Total loans	$792,000	$506,021	$252,712	$31,389		$1,582,122

December 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$2,708	$7,818	$457	$-	$-	$10,983
Collectively evaluated for impairment	2,962	2,573	724	56	5,272	11,587
Total ending allowance balance	$5,670	$10,391	$1,181	$56	$5,272	$22,570

Loans
Individually evaluated for impairment	$16,868	$66,375	$5,888	$-		$89,131
Collectively evaluated for impairment	733,399	436,349	226,409	34,599		1,430,756
Total loans recorded investment	750,267	502,724	232,297	34,599		1,519,887
Accrued interest included in recorded investment	1,869	2,270	698	-		4,837
Total loans	$748,398	$500,454	$231,599	$34,599		$1,515,050

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2016
Commercial
Income producing - real estate	$-	$950	$950
Land, land development and construction - real estate	-	133	133
Commercial and industrial	95	2,533	2,628
Mortgage
1-4 family	-	5,013	5,013
Resort lending	-	803	803
Home equity - 1st lien	-	180	180
Home equity - 2nd lien	-	262	262
Purchased loans	-	6	6
Installment
Home equity - 1st lien	-	181	181
Home equity - 2nd lien	-	327	327
Loans not secured by real estate	-	382	382
Other	-	15	15
Payment plan receivables
Full refund	-	2	2
Partial refund	-	13	13
Other	-	3	3
Total recorded investment	$95	$10,803	$10,898
Accrued interest included in recorded investment	$1	$-	$1
December 31, 2015
Commercial
Income producing - real estate	$-	$1,027	$1,027
Land, land development and construction - real estate	49	401	450
Commercial and industrial	69	2,028	2,097
Mortgage
1-4 family	-	4,744	4,744
Resort lending	-	1,094	1,094
Home equity - 1st lien	-	187	187
Home equity - 2nd lien	-	147	147
Purchased loans	-	2	2
Installment
Home equity - 1st lien	-	106	106
Home equity - 2nd lien	-	443	443
Loans not secured by real estate	-	421	421
Other	-	2	2
Payment plan receivables
Full refund	-	2	2
Partial refund	-	2	2
Other	-	1	1
Total recorded investment	$118	$10,607	$10,725
Accrued interest included in recorded investment	$2	$-	$2

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2016
Commercial
Income producing - real estate	$30	$176	$774	$980	$306,698	$307,678
Land, land development and construction - real estate	9	114	133	256	48,189	48,445
Commercial and industrial	205	194	516	915	436,558	437,473
Mortgage
1-4 family	2,142	687	5,013	7,842	281,979	289,821
Resort lending	328	78	803	1,209	107,824	109,033
Home equity - 1st lien	228	35	180	443	26,988	27,431
Home equity - 2nd lien	494	152	262	908	51,461	52,369
Purchased loans	5	1	6	12	29,629	29,641
Installment
Home equity - 1st lien	268	37	181	486	14,430	14,916
Home equity - 2nd lien	210	121	327	658	16,612	17,270
Loans not secured by real estate	239	128	382	749	218,181	218,930
Other	13	-	15	28	2,256	2,284
Payment plan receivables
Full refund	377	137	2	516	12,683	13,199
Partial refund	397	116	13	526	10,572	11,098
Other	230	68	3	301	6,791	7,092
Total recorded investment	$5,175	$2,044	$8,610	$15,829	$1,570,851	$1,586,680
Accrued interest included in recorded investment	$44	$22	$1	$67	$4,491	$4,558

December 31, 2015
Commercial
Income producing - real estate	$203	$209	$647	$1,059	$305,155	$306,214
Land, land development and construction - real estate	-	-	252	252	44,231	44,483
Commercial and industrial	785	16	151	952	398,618	399,570
Mortgage
1-4 family	1,943	640	4,744	7,327	272,298	279,625
Resort lending	307	-	1,094	1,401	114,619	116,020
Home equity - 1st lien	50	-	187	237	22,327	22,564
Home equity - 2nd lien	439	54	147	640	50,618	51,258
Purchased loans	9	1	2	12	33,245	33,257
Installment
Home equity - 1st lien	315	107	106	528	16,707	17,235
Home equity - 2nd lien	231	149	443	823	19,727	20,550
Loans not secured by real estate	567	83	421	1,071	191,262	192,333
Other	15	3	2	20	2,159	2,179
Payment plan receivables
Full refund	492	62	2	556	21,294	21,850
Partial refund	415	228	2	645	5,834	6,479
Other	110	3	1	114	6,156	6,270
Total recorded investment	$5,881	$1,555	$8,201	$15,637	$1,504,250	$1,519,887
Accrued interest included in recorded investment	$53	$17	$2	$72	$4,765	$4,837

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows :

	June 30, 2016	December 31, 2015
Impaired loans with no allocated allowance	(In thousands)
TDR	$173	$2,518
Non - TDR	542	203
Impaired loans with an allocated allowance
TDR - allowance based on collateral	5,036	4,810
TDR - allowance based on present value cash flow	80,205	81,002
Non - TDR - allowance based on collateral	398	260
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$86,354	$88,793

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,127	$2,436
TDR - allowance based on present value cash flow	8,603	8,471
Non - TDR - allowance based on collateral	211	76
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$10,941	$10,983

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$560	$806	$-	$641	$851	$-
Land, land development & construction-real estate	133	709	-	818	1,393	-
Commercial and industrial	-	-	-	1,245	1,241	-
Mortgage
1-4 family	22	348	-	23	183	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	43	-	-	76	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	715	1,906	-	2,727	3,744	-
With an allowance recorded:
Commercial
Income producing - real estate	8,186	8,935	663	8,377	9,232	516
Land, land development & construction-real estate	1,844	1,843	158	1,690	1,778	296
Commercial and industrial	7,079	7,359	2,450	4,097	4,439	1,896
Mortgage
1-4 family	45,474	47,259	4,700	47,792	49,808	5,132
Resort lending	17,449	17,484	2,529	18,148	18,319	2,662
Home equity - 1st lien	243	246	11	168	172	9
Home equity - 2nd lien	242	324	22	244	325	15
Installment
Home equity - 1st lien	2,172	2,315	130	2,364	2,492	143
Home equity - 2nd lien	2,709	2,725	245	2,929	2,951	271
Loans not secured by real estate	541	575	33	587	658	42
Other	5	5	-	8	8	1
	85,944	89,070	10,941	86,404	90,182	10,983
Total
Commercial
Income producing - real estate	8,746	9,741	663	9,018	10,083	516
Land, land development & construction-real estate	1,977	2,552	158	2,508	3,171	296
Commercial and industrial	7,079	7,359	2,450	5,342	5,680	1,896
Mortgage
1-4 family	45,496	47,607	4,700	47,815	49,991	5,132
Resort lending	17,449	17,484	2,529	18,148	18,319	2,662
Home equity - 1st lien	243	246	11	168	172	9
Home equity - 2nd lien	242	324	22	244	325	15
Installment
Home equity - 1st lien	2,172	2,358	130	2,364	2,568	143
Home equity - 2nd lien	2,709	2,725	245	2,929	2,951	271
Loans not secured by real estate	541	575	33	587	658	42
Other	5	5	-	8	8	1
Total	$86,659	$90,976	$10,941	$89,131	$93,926	$10,983

Accrued interest included in recorded investment	$305			$338

(1)	There were no impaired payment plan receivables or purchased mortgage loans at June 30, 2016 or December 31, 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows (1):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$673	$-	$5,658	$50
Land, land development & construction-real estate	335	-	1,021	15
Commercial and industrial	609	-	2,855	37
Mortgage
1-4 family	11	5	25	2
Resort lending	-	-	7	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	-	-	1
Home equity - 2nd lien	7	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	1,636	5	9,566	105
With an allowance recorded:
Commercial
Income producing - real estate	8,210	100	12,878	163
Land, land development & construction-real estate	1,664	13	1,943	13
Commercial and industrial	6,203	59	7,863	67
Mortgage
1-4 family	46,041	475	50,931	539
Resort lending	17,689	159	18,482	173
Home equity - 1st lien	243	2	160	2
Home equity - 2nd lien	181	4	185	4
Installment
Home equity - 1st lien	2,230	42	2,576	44
Home equity - 2nd lien	2,751	41	3,101	49
Loans not secured by real estate	555	10	668	9
Other	6	-	11	1
	85,773	905	98,798	1,064
Total
Commercial
Income producing - real estate	8,883	100	18,536	213
Land, land development & construction-real estate	1,999	13	2,964	28
Commercial and industrial	6,812	59	10,718	104
Mortgage
1-4 family	46,052	480	50,956	541
Resort lending	17,689	159	18,489	173
Home equity - 1st lien	243	2	160	2
Home equity - 2nd lien	181	4	185	4
Installment
Home equity - 1st lien	2,231	42	2,576	45
Home equity - 2nd lien	2,758	41	3,101	49
Loans not secured by real estate	555	10	668	9
Other	6	-	11	1
Total	$87,409	$910	$108,364	$1,169

(1)	There were no impaired payment plan receivables or purchased mortgage loans during the three month periods ended June 30, 2016 and 2015, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows (1):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$662	$2	$5,728	$103
Land, land development & construction-real estate	496	7	1,031	49
Commercial and industrial	821	21	2,798	74
Mortgage
1-4 family	15	6	17	2
Resort lending	-	-	20	-
Home equity line of credit - 1st lien	-	-	-	-
Home equity line of credit - 2nd lien	-	-	-	-
Installment
Home equity installment - 1st lien	-	1	-	1
Home equity installment - 2nd lien	5	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	1,999	37	9,594	229
With an allowance recorded:
Commercial
Income producing - real estate	8,266	207	12,864	320
Land, land development & construction-real estate	1,673	26	2,447	27
Commercial and industrial	5,501	82	7,992	133
Mortgage
1-4 family	46,625	977	51,689	1,090
Resort lending	17,842	319	18,587	344
Home equity line of credit - 1st lien	218	4	160	4
Home equity line of credit - 2nd lien	202	5	165	6
Installment
Home equity installment - 1st lien	2,274	84	2,632	94
Home equity installment - 2nd lien	2,810	85	3,138	100
Loans not secured by real estate	566	19	682	19
Other	6	-	11	1
	85,983	1,808	100,367	2,138
Total
Commercial
Income producing - real estate	8,928	209	18,592	423
Land, land development & construction-real estate	2,169	33	3,478	76
Commercial and industrial	6,322	103	10,790	207
Mortgage
1-4 family	46,640	983	51,706	1,092
Resort lending	17,842	319	18,607	344
Home equity line of credit - 1st lien	218	4	160	4
Home equity line of credit - 2nd lien	202	5	165	6
Installment
Home equity installment - 1st lien	2,274	85	2,632	95
Home equity installment - 2nd lien	2,815	85	3,138	100
Loans not secured by real estate	566	19	682	19
Other	6	-	11	1
Total	$87,982	$1,845	$109,961	$2,367

(1)	There were no impaired payment plan receivables or purchased mortgage loans during the six month periods ended June 30, 2016 and 2015, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $87.4 million and $108.4 million for the three-month periods ended June 30, 2016 and 2015, respectively and $88.0 million and $110.0 million for the six-month periods ended June 30, 2016 and 2015, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending June 30, 2016 and 2015, was approximately $0.9 million and $1.2 million, respectively and was approximately $1.8 million and $2.4 million during the six months ending June 30, 2016 and 2015, respectively.

Troubled debt restructurings follow:

	June 30, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$14,130	$64,818		$78,948
Non-performing TDRs(1)	2,678	3,788	(2)	6,466
Total	$16,808	$68,606		$85,414

	December 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$13,318	$68,194		$81,512
Non-performing TDRs(1)	3,041	3,777	(2)	6,818
Total	$16,359	$71,971		$88,330

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $10.7 million and $10.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2016
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	-	-	-
Mortgage
1-4 family	1	109	110
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	29	29
Home equity - 2nd lien	2	71	73
Loans not secured by real estate	1	12	12
Other	-	-	-
Total	7	$221	$224

2015
Commercial
Income producing - real estate	1	$73	$73
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	17	17
Mortgage
1-4 family	1	25	40
Resort lending	1	313	309
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	23	24
Home equity - 2nd lien	3	58	58
Loans not secured by real estate	1	-	6
Other	-	-	-
Total	9	$509	$527

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2016
Commercial
Income producing - real estate	2	$110	$110
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	1,758	1,758
Mortgage
1-4 family	3	192	263
Resort lending	1	116	117
Home equity - 1st lien	1	107	78
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	4	59	60
Home equity - 2nd lien	4	126	129
Loans not secured by real estate	1	12	12
Other	-	-	-
Total	20	$2,480	$2,527

2015
Commercial
Income producing - real estate	2	$229	$234
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	253	247
Mortgage
1-4 family	6	1,030	845
Resort lending	1	313	309
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	190	164
Home equity - 2nd lien	3	58	58
Loans not secured by real estate	1	-	6
Other	-	-	-
Total	21	$2,073	$1,863

The troubled debt restructurings described above for 2016 had no impact on the allowance for loan losses and resulted in zero charge offs during the three months ended June 30, 2016, and increased the allowance by $0.3 million and resulted in zero charge offs during the six months ended June 30, 2016.

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

There were no troubled debt restructurings that subsequently defaulted during the three and six months ended June 30, 2016.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
June 30, 2016
Income producing - real estate	$300,344	$5,334	$1,050	$950	$307,678
Land, land development and construction - real estate	46,529	1,669	114	133	48,445
Commercial and industrial	416,102	12,516	6,322	2,533	437,473
Total	$762,975	$19,519	$7,486	$3,616	$793,596
Accrued interest included in total	$1,509	$62	$25	$-	$1,596

December 31, 2015
Income producing - real estate	$296,898	$6,866	$1,423	$1,027	$306,214
Land, land development and construction - real estate	40,844	2,995	243	401	44,483
Commercial and industrial	371,357	19,502	6,683	2,028	399,570
Total	$709,099	$29,363	$8,349	$3,456	$750,267
Accrued interest included in total	$1,729	$108	$32	$-	$1,869

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans	Total
	(In thousands)
June 30, 2016
800 and above	$31,459	$12,187	$6,000	$8,476	$2,287	$60,409
750-799	83,455	39,058	9,279	18,317	19,259	169,368
700-749	59,358	31,410	4,840	10,455	7,601	113,664
650-699	52,187	13,815	3,646	8,249	-	77,897
600-649	28,791	6,525	1,347	3,375	-	40,038
550-599	15,745	2,485	743	1,573	-	20,546
500-549	8,594	882	581	1,280	-	11,337
Under 500	5,332	600	172	305	-	6,409
Unknown	4,900	2,071	823	339	494	8,627
Total	$289,821	$109,033	$27,431	$52,369	$29,641	$508,295
Accrued interest included in total	$1,383	$479	$104	$210	$98	$2,274

December 31, 2015
800 and above	$28,760	$13,943	$4,374	$7,696	$2,310	$57,083
750-799	78,802	40,888	7,137	17,405	23,283	167,515
700-749	56,519	31,980	4,341	11,022	6,940	110,802
650-699	51,813	17,433	3,203	7,691	-	80,140
600-649	27,966	4,991	1,467	3,684	-	38,108
550-599	16,714	3,070	1,027	1,918	-	22,729
500-549	10,610	1,051	572	1,295	-	13,528
Under 500	4,708	554	244	265	-	5,771
Unknown	3,733	2,110	199	282	724	7,048
Total	$279,625	$116,020	$22,564	$51,258	$33,257	$502,724
Accrued interest included in total	$1,396	$477	$87	$196	$114	$2,270

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
June 30, 2016
800 and above	$1,518	$2,133	$50,680	$81	$54,412
750-799	3,337	4,198	101,146	577	109,258
700-749	2,383	3,299	38,660	694	45,036
650-699	2,863	3,503	18,041	477	24,884
600-649	2,356	1,820	4,311	285	8,772
550-599	1,363	1,423	1,855	64	4,705
500-549	922	649	1,212	50	2,833
Under 500	141	240	345	25	751
Unknown	33	5	2,680	31	2,749
Total	$14,916	$17,270	$218,930	$2,284	$253,400
Accrued interest included in total	$57	$64	$551	$16	$688

December 31, 2015
800 and above	$1,792	$1,782	$44,254	$58	$47,886
750-799	4,117	5,931	86,800	531	97,379
700-749	2,507	3,899	34,789	694	41,889
650-699	3,508	4,182	16,456	499	24,645
600-649	2,173	2,153	4,979	200	9,505
550-599	1,800	1,346	1,997	109	5,252
500-549	1,056	855	1,170	61	3,142
Under 500	223	370	385	23	1,001
Unknown	59	32	1,503	4	1,598
Total	$17,235	$20,550	$192,333	$2,179	$232,297
Accrued interest included in total	$78	$83	$520	$17	$698

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of June 30, 2016, approximately 42.0% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 35.4% of Mepco’s outstanding payment plan receivables as of June 30, 2016, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
June 30, 2016
AM Best rating
A+	$-	$11	$-	$11
A	1,358	9,715	-	11,073
A-	1,644	1,333	3,374	6,351
B+	-	-	3,717	3,717
Not rated	10,197	39	1	10,237
Total	$13,199	$11,098	$7,092	$31,389

December 31, 2015
AM Best rating
A+	$-	$6	$-	$6
A	2,712	5,203	-	7,915
A-	3,418	1,177	6,265	10,860
Not rated	15,720	93	5	15,818
Total	$21,850	$6,479	$6,270	$34,599

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.9 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $1.1 million at both June 30, 2016 and December 31, 2015.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
Total assets
June 30, 2016	$2,391,120	$50,178	$282,570	$(271,172)	$2,452,696
December 31, 2015	2,340,566	57,208	286,936	(275,644)	2,409,066

For the three months ended June 30,
2016
Interest income	$20,216	$1,052	$12	$(13)	$21,267
Net interest income	18,989	915	(274)	0	19,630
Provision for loan losses	(734)	0	0	0	(734)
Income (loss) before income tax	9,298	49	(274)	(24)	9,049
Net income (loss)	6,550	32	(129)	(15)	6,438

2015
Interest income	$18,701	$1,430	$20	$(20)	$20,131
Net interest income	17,717	1,218	(234)	-	18,701
Provision for loan losses	(138)	4	-	-	(134)
Income (loss) before income tax	8,843	(221)	(356)	(23)	8,243
Net income (loss)	5,935	(77)	(225)	(14)	5,619

For the six months ended June 30,
2016
Interest income	$40,459	$2,162	$17	$(17)	$42,621
Net interest income	38,091	1,847	(545)	-	39,393
Provision for loan losses	(1,260)	(4)	-	-	(1,264)
Income (loss) before income tax	16,160	(310)	(697)	(47)	15,106
Net income (loss)	11,169	(205)	(396)	(30)	10,538

2015
Interest income	$36,922	$2,761	$40	$(40)	$39,683
Net interest income	34,900	2,353	(461)	-	36,792
Provision for loan losses	(794)	1	-	-	(793)
Income (loss) before income tax	15,102	(512)	(739)	(47)	13,804
Net income (loss)	10,168	(269)	(469)	(30)	9,400

(1)	Includes amounts relating to our parent company.
(2)	Includes parent company’s investment in subsidiaries and cash balances maintained at subsidiary.

6.  Shareholders’ Equity and Earnings Per Common Share

On January 21, 2016, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2016.  On April 26, 2016 our Board of Directors authorized a $5.0 million expansion of the Repurchase Plan. We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the six months ended June 30, 2016, we repurchased 1,059,865 shares of common stock for an aggregate purchase price of $15.5 million leaving 52,703 shares and $5.0 million to be repurchased under the Repurchase Plan.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On November 15, 2011, we entered into a Tax Benefits Preservation Plan (the “Preservation Plan”) with our stock transfer agent, American Stock Transfer & Trust Company. Our Board of Directors adopted the Preservation Plan in an effort to protect the value to our shareholders of our ability to use deferred tax assets such as net operating loss carry forwards to reduce potential future federal income tax obligations. Under federal tax rules, this value could be lost in the event we experienced an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Preservation Plan attempts to protect this value by reducing the likelihood that we will experience such an ownership change by discouraging any person who is not already a 5% shareholder from becoming a 5% shareholder (with certain limited exceptions).

On November 15, 2011, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock under the terms of the Preservation Plan. The dividend is payable to the holders of common stock outstanding as of the close of business on November 15, 2011, or outstanding at any time thereafter but before the earlier of a “Distribution Date” and the date the Preservation Plan terminates. Each Right entitles the registered holder to purchase from us 1/1000 of a share of our Series C Junior Participating Preferred Stock, no par value per share (“Series C Preferred Stock”). Each 1/1000 of a share of Series C Preferred Stock has economic and voting terms similar to those of one whole share of common stock. The Rights are not exercisable and generally do not become exercisable until a person or group has acquired, subject to certain exceptions and conditions, beneficial ownership of 4.99% or more of the outstanding shares of common stock. At that time, each Right will generally entitle its holder to purchase securities of the Company at a discount of 50% to the current market price of the common stock. However, the Rights owned by the person acquiring beneficial ownership of 4.99% or more of the outstanding shares of common stock would automatically be void. The significant dilution that would result is expected to deter any person from acquiring beneficial ownership of 4.99% or more and thereby triggering the Rights.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net income	$6,438	$5,619	$10,538	$9,400

Weighted average shares outstanding (1)	21,281	22,889	21,516	22,943
Stock units for deferred compensation plan for non-employee directors	114	111	114	111
Effect of stock options	148	120	150	120
Restricted stock units	55	310	70	310
Performance share units	41	-	37	-
Weighted average shares outstanding for calculation of diluted earnings per share	21,639	23,430	21,887	23,484

Net income per common share
Basic (1)	$0.30	$0.25	$0.49	$0.41
Diluted	$0.30	$0.24	$0.48	$0.40

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.03 million for both three-month periods ended June 30, 2016 and 2015, respectively and totaled 0.03 million for both six-month periods ended June 30, 2016 and 2015, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:
	June 30, 2016
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$26,831	0.1	$899
Mandatory commitments to sell mortgage loans	57,034	0.1	(377)
Pay-fixed interest rate swap agreements	44,396	9.1	(2,205)
Pay-variable interest rate swap agreements	44,396	9.1	2,205
Purchased options	3,119	5.0	203
Written options	3,119	5.0	(203)
Total	$178,895	4.7	$522

	December 31, 2015
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$20,581	0.1	$550
Mandatory commitments to sell mortgage loans	46,320	0.1	69
Pay-fixed interest rate swap agreements	27,587	8.0	(497)
Pay-variable interest rate swap agreements	27,587	8.0	497
Purchased options	2,098	5.7	122
Written options	2,098	5.7	(122)
Total	$126,271	3.7	$619

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$899	Other assets	$550	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	69	Other liabilities	377	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	2,205	Other liabilities	497
Pay-variable interest rate swap agreements	Other assets	2,205	Other assets	497	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	203	Other assets	122	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	203	Other liabilities	122
Total derivatives		$3,307		$1,238		$2,785		$619

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	Recognized in Income	2016	2015	2016	2015
		(In thousands)
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$130	$(283)	$349	$105
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	(240)	559	(446)	520
Pay-fixed interest rate swap agreements	Interest income	(590)	221	(1,708)	(40)
Pay-variable interest rate swap agreements	Interest income	590	(221)	1,708	40
Purchased options	Interest expense	3	-	81	-
Written options	Interest expense	(3)	-	(81)	-
Total		$(110)	$276	$(97)	$625

8.  Intangible Assets

The following table summarizes intangible assets, net of amortization:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$4,012	$6,118	$3,838

Amortization of other intangibles has been estimated through 2021 and thereafter in the following table.
(In thousands)

Six months ending December 31, 2016	$173
2017	346
2018	346
2019	346
2020	346
2021 and thereafter	549
Total	$2,106

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.  Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of June 30, 2016.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2016. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During each first quarter period of 2016 and 2015, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.  No long term incentive grants were made during the second quarters of 2016 or 2015.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.004 million shares and 0.002 million shares to directors during the first six months of 2016 and 2015, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.8 million during the three and six month periods ended June 30, 2016, respectively, and was $0.4 million and $0.7 million during the same periods in 2015, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2016, respectively and $0.1 million and $0.3 million for the same periods in 2015. Total expense recognized for non-employee director share based payments was $0.03 million and $0.06 million during the three and six month periods ended June 30, 2016, respectively, and was $0.02 million and $0.03 million during the same periods in 2015, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for the three and six month periods ended June 30, 2016, respectively and $0.01 million and $0.01 million during the same periods in 2015.

At June 30, 2016, the total expected compensation cost related to non-vested stock options, restricted stock, PSUs and restricted stock unit awards not yet recognized was $2.1 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2016	235,596	$4.94
Granted	-
Exercised	(16,014)	3.69
Forfeited	(664)	6.42
Expired	(400)	4.25
Outstanding at June 30, 2016	218,518	$5.02	5.54	$2,109

Vested and expected to vest at June 30, 2016	218,518	$5.02	5.54	$2,109
Exercisable at June 30, 2016	218,518	$5.02	5.54	$2,109

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	261,981	$11.29
Granted	96,660	14.39
Vested	(107,795)	7.92
Forfeited	(4,924)	13.24
Outstanding at June 30, 2016	245,922	$13.94

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Intrinsic value	$60	$187	$177	$243
Cash proceeds received	$27	$67	$59	$82
Tax benefit realized	$21	$65	$62	$85

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.  Income Tax

Income tax expense was $2.6 million during both three month periods ended June 30, 2016 and 2015, respectively and $4.6 million and $4.4 million during the six months ended June 30, 2016 and 2015, respectively.   As described in note #2, we adopted ASU 2016-09, “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” during the second quarter of 2016 which now requires us to recognize for book purposes either income tax expense or benefit relating to excess deficiencies/benefits relating to share-based compensation.  Included in income tax expense for both three and six month periods ended June 30, 2016 is a tax benefit of $0.3 million due to the vesting of certain share-based compensation grants during the second quarter of 2016.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both June 30, 2016 and 2015, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both June 30, 2016 and December 31, 2015. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

At both June 30, 2016 and December 31, 2015, we had approximately $1.0 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2016.

11.  Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2016, the Bank had positive undivided profits of $2.1 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarters of 2016 and 2015, we requested regulatory approval for returns of capital from the Bank to the parent company of  $18.0 million and $18.5 million, respectively.  These return of capital requests were approved by our banking regulators on February 24, 2016 and February 13, 2015, respectively and the Bank returned these amounts to the parent company on February 25, 2016 and February 17, 2015, respectively.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2016 and December 31, 2015, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2016
Total capital to risk-weighted assets
Consolidated	$275,163	15.97%	$137,844	8.00%	NA	NA
Independent Bank	260,344	15.12	137,712	8.00	172,140	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$253,484	14.71%	$103,383	6.00%	NA	NA
Independent Bank	238,734	13.87	103,284	6.00	137,712	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$228,648	13.27%	$77,537	4.50%	NA	NA
Independent Bank	238,734	13.87	77,463	4.50	111,891	6.50%

Tier 1 capital to average assets
Consolidated	$253,484	10.47%	$96,803	4.00%	NA	NA
Independent Bank	238,734	9.87	96,737	4.00	120,921	5.00%

December 31, 2015
Total capital to risk-weighted assets
Consolidated	$278,170	16.65%	$133,668	8.00%	NA	NA
Independent Bank	261,894	15.69	133,514	8.00	$166,893	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$257,050	15.38%	$100,251	6.00%	NA	NA
Independent Bank	240,867	14.43	100,136	6.00	$133,514	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$239,271	14.32%	$75,188	4.50%	NA	NA
Independent Bank	240,867	14.43	75,102	4.50	$108,480	6.50%

Tier 1 capital to average assets
Consolidated	$257,050	10.91%	$94,217	4.00%	NA	NA
Independent Bank	240,867	10.23	94,145	4.00	$117,682	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Total shareholders’ equity	$246,923	$251,092	$256,850	$259,947
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	(2,515)	238	(2,514)	238
Intangible assets	(1,264)	(912)	(1,264)	(912)
Disallowed deferred tax assets	(14,496)	(11,147)	(14,338)	(18,406)
Common equity tier 1 capital	228,648	239,271	238,734	240,867
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(9,664)	(16,721)	-	-
Tier 1 capital	253,484	257,050	238,734	240,867
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,679	21,120	21,610	21,027
Total risk-based capital	$275,163	$278,170	$260,344	$261,894

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
June 30, 2016:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$212	$212	$-	$-
Securities available for sale
U.S. agency	31,679	-	31,679	-
U.S. agency residential mortgage-backed	182,063	-	182,063	-
U.S. agency commercial mortgage-backed	7,996	-	7,996	-
Private label mortgage-backed	26,246	-	26,246	-
Other asset backed	139,846	-	139,846	-
Obligations of states and political subdivisions	158,341	-	158,341	-
Corporate	49,527	-	49,527	-
Trust preferred	2,397	-	2,397	-
Foreign government	1,660	-	1,660	-
Loans held for sale	31,713	-	31,713	-
Derivatives (1)	3,307	-	3,307	-
Liabilities
Derivatives (2)	2,785	-	2,785	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	10,007	-	-	10,007
Impaired loans (4)
Commercial
Income producing - real estate	649	-	-	649
Land, land development & construction-real estate	158	-	-	158
Commercial and industrial	1,638	-	-	1,638
Mortgage
1-4 Family	651	-	-	651
Other real estate (5)
Commercial
Land, land development & construction-real estate	176	-	-	176
Mortgage
1-4 Family	48	-	-	48
Resort lending	92	-	-	92

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:
	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2016			2015
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$64	$-	$64	$(23)	$-	$(23)
Loans held for sale	-	478	478	-	(121)	(121)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2016 and 2015 relating to assets measured at fair value on a non-recurring basis:
•	Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $10.0 million which is net of a valuation allowance of $5.4 million at June 30, 2016 and had a carrying amount of $8.5 million which is net of a valuation allowance of $3.3 million at December 31, 2015. A recovery (charge) of $(0.6) million and $(2.1) million was included in our results of operations for the three and six month periods ending June 30, 2016, respectively and $1.2 million and $0.5 million during the same periods in 2015.
•	Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $5.4 million, with a valuation allowance of $2.3 million at June 30, 2016 and had a carrying amount of $5.1 million, with a valuation allowance of $2.5 million at December 31, 2015. The provision for loan losses included in our results of operations relating to impaired loans was a net expense (recovery) of $(0.1) million and $0.5 million for the three month periods ending June 30, 2016 and 2015, respectively, and a net expense of $0.3 million and $1.0 million for the six month periods ending June 30, 2016 and 2015, respectively.
•	Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.3 million which is net of a valuation allowance of $1.1 million at June 30, 2016 and a carrying amount of $1.0 million which is net of a valuation allowance of $1.7 million at December 31, 2015. An additional charge relating to other real estate measured at fair value of $0.04 million and $0.06 million was included in our results of operations during the three and six month periods ended June 30, 2016, respectively and $0.22 million and $0.37 million during the same periods in 2015.

We had no assets or liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
June 30, 2016
Capitalized mortgage loan servicing rights	$10,007	Present value of net servicing revenue	Discount rate	10.05%
			Cost to service	$80
			Ancillary income	24
			Float rate	0.98%
Impaired loans
Commercial (1)	2,240	Sales comparison approach	Adjustment for differences between comparable sales	(1.5)%
Mortgage	651	Sales comparison approach	Adjustment for differences between comparable sales	4.2
Other real estate
Commercial	176	Sales comparison approach	Adjustment for differences between comparable sales	(22.5)
Mortgage and installment	140	Sales comparison approach	Adjustment for differences between comparable sales	73.8

December 31, 2015
Capitalized mortgage loan servicing rights	$8,481	Present value of net servicing revenue	Discount rate	10.04%
			Cost to service	$80
			Ancillary income	24
			Float rate	1.73%
Impaired loans
Commercial (1)	1,605	Sales comparison approach	Adjustment for differences between comparable sales	(2.1)%
		Income approach	Capitalization rate	9.3
Mortgage	550	Sales comparison approach	Adjustment for differences between comparable sales	0.7
Other real estate
Commercial	804	Sales comparison approach	Adjustment for differences between comparable sales	(3.9)
Mortgage and installment	183	Sales comparison approach	Adjustment for differences between comparable sales	75.6

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2016 and December 31, 2015, we had an impaired collateral dependent commercial relationship that totaled $0.2 million and $0.4 million, respectively that was primarily secured by collateral other than real estate.  Collateral securing this relationship primarily included machinery and equipment and inventory at June 30, 2016 and December 31, 2015.  Valuation techniques at June 30, 2016 and December 31, 2015, included appraisals and discounting restructuring firm valuations based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 0% to 100% of stated values.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2016	$31,713	$1,192	$30,521
December 31, 2015	27,866	714	27,152

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2016
Assets
Cash and due from banks	$34,542	$34,542	$34,542	$-	$-
Interest bearing deposits	26,488	26,488	26,488	-	-
Interest bearing deposits - time	8,560	8,600	-	8,600	-
Trading securities	212	212	212	-	-
Securities available for sale	599,755	599,755	-	599,755	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,229	NA	NA	NA	NA
Net loans and loans held for sale	1,591,123	1,566,760	-	31,713	1,535,047
Accrued interest receivable	6,767	6,767	3	2,178	4,586
Derivative financial instruments	3,307	3,307	-	3,307	-

Liabilities
Deposits with no stated maturity (1)	$1,687,965	$1,687,965	$1,687,965	$-	$-
Deposits with stated maturity (1)	440,327	439,916	-	439,916	-
Other borrowings	11,797	13,152	-	13,152	-
Subordinated debentures	35,569	22,445	-	22,445	-
Accrued interest payable	536	536	18	518	-
Derivative financial instruments	2,785	2,785	-	2,785	-

December 31, 2015
Assets
Cash and due from banks	$54,260	$54,260	$54,260	$-	$-
Interest bearing deposits	31,523	31,523	31,523	-	-
Interest bearing deposits - time	11,866	11,858	-	11,858	-
Trading securities	148	148	148	-	-
Securities available for sale	585,484	585,484	-	585,484	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,471	NA	NA	NA	NA
Net loans and loans held for sale	1,520,346	1,472,613	-	27,866	1,444,747
Accrued interest receivable	6,565	6,565	5	1,969	4,591
Derivative financial instruments	1,238	1,238	-	1,238	-

Liabilities
Deposits with no stated maturity (1)	$1,659,743	$1,659,743	$1,659,743	$-	$-
Deposits with stated maturity (1)	426,220	423,776	-	423,776	-
Other borrowings	11,954	13,448	-	13,448	-
Subordinated debentures	35,569	23,069	-	23,069	-
Accrued interest payable	466	466	21	445	-
Derivative financial instruments	619	619	-	619	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $12.4 million and $11.8 million at June 30, 2016 and December 31, 2015, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $37.0 million and $38.4 million at June 30, 2016 and December 31, 2015, respectively.

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

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties’ dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million and reduced vehicle service contract counterparty receivables, net which totaled $3.0 million as of June 30, 2016 compared to $7.2 million as of December 31, 2015.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  A full reserve on the remaining balance ($1.45 million) on this note was maintained at June 30, 2016.   This counterparty has made the first three required monthly payments on the note.  As a longer-term payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve.  Expense/(credit) related to vehicle service contract counterparty contingencies included in non-interest expense totaled $(0.001) million and $0.030 million for the three month periods ended June 30, 2016 and 2015, respectively and totaled $0.029 million and $0.059 million for the six month periods ended June 30, 2016 and 2015, respectively.  These charges (recoveries) are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was an expense of zero and $0.05 million for the three months ended June 30, 2016 and 2015, respectively and a credit of $0.02 million for both six month periods ended June 30, 2016 and 2015, respectively.  The credit provision for each six month period is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for previously.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million at both June 30, 2016 and December 31, 2015. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at June 30, 2016 and December 31, 2015 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.  Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:
	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Total
For the three months ended June 30,
2016
Balances at beginning of period	$999	$(5,798)	$(4,799)
Other comprehensive income before reclassifications	1,588	-	1,588
Amounts reclassified from AOCL	(72)	-	(72)
Net current period other comprehensive income	1,516	-	1,516
Balances at end of period	$2,515	$(5,798)	$(3,283)

2015
Balances at beginning of period	$1,596	$(5,798)	$(4,202)
Other comprehensive income (loss) before reclassifications	(1,188)	-	(1,188)
Amounts reclassified from AOCL	-	-	-
Net current period other comprehensive income (loss)	(1,188)	-	(1,188)
Balances at end of period	$408	$(5,798)	$(5,390)

For the six months ended June 30,
2016
Balances at beginning of period	$(238)	$(5,798)	$(6,036)
Other comprehensive income before reclassifications	2,937	-	2,937
Amounts reclassified from AOCL	(184)	-	(184)
Net current period other comprehensive income	2,753	-	2,753
Balances at end of period	$2,515	$(5,798)	$(3,283)

2015
Balances at beginning of period	$162	$(5,798)	$(5,636)
Other comprehensive income before reclassifications	295	-	295
Amounts reclassified from AOCL	(49)	-	(49)
Net current period other comprehensive income	246	-	246
Balances at end of period	$408	$(5,798)	$(5,390)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2016
Unrealized gains on securities available for sale
	$109	Net gains on securities
	-	Net impairment loss recognized in earnings
	109	Total reclassifications before tax
	37	Income tax expense
	$72	Reclassifications, net of tax

2015
Unrealized gains on securities available for sale
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2016
Unrealized gains on securities available for sale
	$283	Net gains on securities
	-	Net impairment loss recognized in earnings
	283	Total reclassifications before tax
	99	Income tax expense
	$184	Reclassifications, net of tax

2015
Unrealized gains on securities available for sale
	$75	Net gains on securities
	-	Net impairment loss recognized in earnings
	75	Total reclassifications before tax
	26	Income tax expense
	$49	Reclassifications, net of tax

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation, its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2015 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

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

Regulation. On July 2, 2013, the Federal Reserve Board (the “FRB”) approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016 with 0.625% added to the minimum ratio for adequately capitalized institutions for 2016.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer.  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We were subject to the New Capital Rules beginning on January 1, 2015, and as of June 30, 2016 and December 31, 2015 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the second quarter and first six months of 2016 as compared to 2015.

Index
Results of Operations

Summary.  We recorded net income of $6.4 million and $5.6 million, respectively, during the three months ended June 30, 2016 and 2015.  The increase in 2016 results as compared to 2015 primarily reflects an increase in net interest income and decreases in the provision for loan losses (a larger credit) and in non-interest expenses that were partially offset by a decrease in non-interest income.

We recorded net income of $10.5 million and $9.4 million, respectively, during the six months ended June 30, 2016 and 2015.  The increase in 2016 year-to-date results as compared to 2015 is generally comparable to the quarterly changes described above.

Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (annualized) to
Average assets	1.06%	0.98%	0.87%	0.83%
Average common shareholders’ equity	10.66	8.86	8.67	7.46

Net income per common share
Basic	$0.30	$0.25	$0.49	$0.41
Diluted	0.30	0.24	0.48	0.40

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

Our net interest income totaled $19.6 million during the second quarter of 2016, an increase of $0.9 million, or 5.0% from the year-ago period.  The increase in net interest income in 2016 compared to 2015 primarily reflects a $175.6 million increase in average interest-earning assets that was partially offset by a ten basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”)

For the first six months of 2016, net interest income totaled $39.4 million, an increase of $2.6 million, or 7.1% from 2015.  Our net interest margin for the first six months of 2016 declined to 3.57% compared to 3.60% in 2015.  The impact of the lower net interest margin was more than offset by a $163.0 million increase in average interest-earning assets.

Index
Although the prolonged low interest rate environment has continued to pressure loan yields, this has been offset by growth in the amount of interest-earning assets, particularly loans.  Total average interest-earning assets were $2.26 billion and $2.23 billion in the second quarter and first six months of 2016, respectively, compared to $2.08 billion and $2.07 billion in the second quarter and first six months of 2015, respectively.

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

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2016 non-accrual loans averaged $10.6 million and $10.5 million, respectively compared to $13.2 million and $14.1 million, respectively for the same periods in 2015.  In addition, in the second quarter and first six months of 2016 we had net recoveries of $0.13 million and $0.68 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual during each period compared to net recoveries of $0.13 million and $0.18 million, respectively, during the same periods in 2015.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,573,471	$18,173	4.64%	$1,449,218	$17,707	4.90%
Tax-exempt loans (2)	3,555	55	6.22	4,198	67	6.40
Taxable securities	541,557	2,480	1.83	529,345	1,869	1.41
Tax-exempt securities (2)	50,091	432	3.45	31,397	341	4.34
Interest bearing cash	74,384	100	0.54	50,664	54	0.43
Other investments	15,478	197	5.12	18,145	235	5.19
Interest Earning Assets	2,258,536	21,437	3.81	2,082,967	20,273	3.90
Cash and due from banks	34,515			42,980
Other assets, net	154,859			167,499
Total Assets	$2,447,910			$2,293,446

Liabilities
Savings and interest- bearing checking	$1,027,913	277	0.11	$990,019	260	0.11
Time deposits	430,955	875	0.82	371,304	707	0.76
Other borrowings	47,467	485	4.11	47,986	463	3.87
Interest Bearing Liabilities	1,506,335	1,637	0.44	1,409,309	1,430	0.41
Non-interest bearing deposits	672,920			603,706
Other liabilities	25,855			25,948
Shareholders’ equity	242,800			254,483
Total liabilities and shareholders’ equity	$2,447,910			$2,293,446

Net Interest Income		$19,800			$18,843

Net Interest Income as a Percent of Average Interest Earning Assets			3.52%			3.62%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,559,807	$36,693	4.72%	$1,434,817	$34,902	4.89%
Tax-exempt loans (2)	3,601	110	6.14	4,279	135	6.36
Taxable securities	531,695	4,724	1.78	517,941	3,627	1.40
Tax-exempt securities (2)	46,036	813	3.53	32,630	674	4.13
Interest bearing cash	77,910	206	0.53	62,850	124	0.40
Other investments	15,512	397	5.15	19,063	503	5.32
Interest Earning Assets	2,234,561	42,943	3.86	2,071,580	39,965	3.88
Cash and due from banks	39,841			44,500
Other assets, net	159,979			169,678
Total Assets	$2,434,381			$2,285,758

Liabilities
Savings and interest- bearing checking	$1,021,015	547	0.11	$987,763	526	0.11
Time deposits	433,449	1,719	0.80	374,115	1,448	0.78
Other borrowings	47,495	962	4.07	48,012	917	3.85
Interest Bearing Liabilities	1,501,959	3,228	0.43	1,409,890	2,891	0.41
Non-interest bearing deposits	663,168			596,935
Other liabilities	24,811			24,951
Shareholders’ equity	244,443			253,982
Total liabilities and shareholders’ equity	$2,434,381			$2,285,758

Net Interest Income		$39,715			$37,074

Net Interest Income as a Percent of Average Interest Earning Assets			3.57%			3.60%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Provision for loan losses.  The provision for loan losses was a credit of $0.7 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively. During the six-month periods ended June 30, 2016 and 2015, the provision was a credit of $1.3 million and $0.8 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2016.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a recurring source of revenue but they are quite cyclical and thus can be volatile.

Non-interest income totaled $9.6 million during the second quarter of 2016 compared to $11.0 million in 2015.  For the first six months of 2016 non-interest income totaled $17.4 million compared to $19.9 million for the first six months of 2015.  The components of non-interest income are as follows:

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service charges on deposit accounts	$3,038	$3,117	$5,883	$5,967
Interchange income	1,976	2,240	3,854	4,382
Net gains (losses) on assets:
Mortgage loans	2,529	1,784	4,171	3,923
Securities	185	(33)	347	52
Mortgage loan servicing	(334)	1,452	(1,312)	1,032
Investment and insurance commissions	384	487	851	933
Bank owned life insurance	298	325	588	675
Title insurance fees	253	337	541	593
Other	1,251	1,278	2,466	2,392
Total non-interest income	$9,580	$10,987	$17,389	$19,949

Service charges on deposit accounts declined on both a comparative quarterly and year-to-date basis in 2016 as compared to 2015.  Over the last few years, such service charges have been decreasing, principally due to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the long-term decline in NSF occurrences is due to our customers managing their finances more closely and having real-time access to deposit account information through electronic channels allowing them to reduce NSF activity and avoid the associated fees.

Interchange income decreased on both a comparative quarterly and year-to-date basis in 2016 as compared to 2015.  The decrease in interchange income in 2016 as compared to 2015 primarily results from lower incentives under our Debit Brand Agreement with MasterCard.  In addition, although transaction volume increased 3.6% year-over-year, interchange revenue per transaction declined by 7.7%, primarily due to a higher mix of debit (PIN-based) versus credit (signature-based) transactions.

Index
Net gains on mortgage loans increased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Mortgage loans originated	$91,966	$101,306	$165,468	$181,096
Mortgage loans sold	70,479	82,167	126,145	150,894
Net gains on mortgage loans	2,529	1,784	4,171	3,923
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.59%	2.17%	3.31%	2.60%
Fair value adjustments included in the Loan Sales Margin	0.34	(0.07)	0.30	0.33

The decreases in mortgage loan originations and sales in 2016 as compared to 2015 is due primarily to a decrease in mortgage loan refinance volumes.  However, net gains on mortgage loans increased in 2016 due to an increase in the Loan Sales Margin.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 3.25% and 2.24% in the second quarters of 2016 and 2015, respectively and 3.01% and 2.27% for the comparative 2016 and 2015 year-to-date periods, respectively.  The increase in the Loan Sales Margin (excluding fair value adjustments) in 2016 was generally due to a widening of primary-to-secondary market pricing spreads as well as a higher content of government (FHA and VA) mortgage loan sales, which generally have higher profit margins than conventional mortgage loan sales. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities totaled $0.18 million and $0.35 million during the three and six months ended June 30, 2016, respectively, and $(0.03) million and $0.05 million for the respective comparable periods in 2015.  The second quarter 2016 securities net gains were due to the sale of $13.0 million of investments as well as a $0.08 million increase in the fair value of trading securities. The year-to-date 2016 securities net gains were due primarily to the sale of $55.4 million of investments.  The second quarter 2015 securities net loss was due to a decline in the fair value of our trading securities.  The 2015 year-to-date securities net gains were due primarily to the sale of $11.8 million of investments. (See “Securities.”)

Index
We recorded no net impairment losses in either 2016 or 2015 for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated a loss of $0.3 million and $1.3 million in the second quarter and first six months of 2016, respectively, compared to income of $1.5 million and $1.0 million in the corresponding periods of 2015, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$10,983	$11,318	$12,436	$12,106
Originated servicing rights capitalized	703	787	1,257	1,450
Amortization	(709)	(800)	(1,266)	(1,559)
Change in valuation allowance	(646)	1,230	(2,096)	538
Balance at end of period	$10,331	$12,535	$10,331	$12,535

Valuation allowance at end of period	$5,368	$3,235	$5,368	$3,235

At June 30, 2016 we were servicing approximately $1.64 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.28% and a weighted average service fee of approximately 25.4 basis points. Remaining capitalized mortgage loan servicing rights at June 30, 2016 totaled $10.3 million, representing approximately 63 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $10.4 million at June 30, 2016.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues declined on both a quarterly and year-to-date basis in 2016 as compared to 2015, due primarily to open sales representative positions that were not filled until during the second quarter of 2016.

Income from bank owned life insurance declined on both a comparative quarterly and year-to-date basis in 2016 compared to 2015 reflecting a somewhat lower crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $55.0 million and $54.4 million at June 30, 2016 and December 31, 2015, respectively.

Title insurance fees were lower on both a comparative quarterly and year-to-date basis in 2016 as compared to 2015.  The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

Index
Other non-interest income was relatively unchanged on both a comparative quarterly and year-to-date basis in 2016 compared to 2015.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense decreased by $0.7 million to $20.9 million and by $0.8 million to $42.9 million during the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods in 2015.  The components of non-interest expense are as follows:

Non-Interest Expense
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Compensation	$8,168	$8,131	$16,402	$16,461
Performance-based compensation	1,679	1,744	3,200	3,032
Payroll taxes and employee benefits	2,153	1,916	4,279	4,083
Compensation and employee benefits	12,000	11,791	23,881	23,576
Occupancy, net	1,856	2,040	4,063	4,459
Data processing	1,936	2,027	4,037	3,957
Furniture, fixtures and equipment	965	965	1,949	1,917
Communications	722	694	1,610	1,430
Loan and collection	571	967	1,396	2,122
Advertising	478	448	955	932
Legal and professional	345	453	758	833
FDIC deposit insurance	331	351	665	694
Interchange expense	267	289	533	580
Credit card and bank service fees	198	203	385	405
Supplies	197	216	373	429
Amortization of intangible assets	87	87	174	174
Vehicle service contract counterparty contingencies	(1)	30	29	59
Provision for loss reimbursement on sold loans	-	45	(15)	(24)
Costs (recoveries) related to unfunded lending commitments	(80)	4	(67)	20
Net gains on other real estate and repossessed assets	(159)	(139)	(165)	(178)
Other	1,182	1,108	2,379	2,345
Total non-interest expense	$20,895	$21,579	$42,940	$43,730

Compensation and employee benefits expenses, in total, increased $0.2 million, or 1.8%, on a quarterly comparative basis and increased $0.3 million, or 1.3%, for the first six months of 2016 compared to the same periods in 2015.

Compensation expense was relatively unchanged in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.  Average full-time equivalent employees (“FTEs”) were reduced by approximately 0.9% and  1.8% during the second quarter and first six months of 2016, respectively, compared to the year ago periods.  However, the impact of the FTE reductions was offset by merit raises granted in 2016.

Index
Performance-based compensation decreased by $0.1 million and increased by $0.2 million in the second quarter and first six months of 2016, respectively, versus the same periods in 2015, due primarily to relative comparative changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Payroll taxes and employee benefits increased by $0.2 million for both the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.  The 2016 quarterly increase was due primarily to increases in medical insurance and employee training costs.  The 2016 year-to-date increase was due primarily to increases in payroll taxes and employee training costs.

Occupancy, net, decreased by $0.2 million and $0.4 million in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.  These declines are primarily due to decreases in utility costs and real estate property taxes (which reflect fewer properties owned due to sales or other dispositions) and lower lease costs for our Mepco Finance Corporation (“Mepco”) Chicago office due to relocating to smaller space in the fourth quarter of 2015.

Data processing expenses decreased by $0.1 million and increased by $0.1 million in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The 2016 quarterly decrease is primarily due to a decline in software amortization expense.  The 2016 year-to-date increase primarily reflects new services added with our core data processing vendor or other outside service providers.

Furniture, fixtures and equipment, advertising, FDIC deposit insurance and supplies expenses were all relatively unchanged in 2016 as compared to 2015.

Communications expenses were relatively unchanged and increased by $0.2 million in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.  The year-to-date increase in 2016 is due primarily to mailing costs to convert our debit card customers to a chip-enabled card and for distribution of materials related to a new checking account program.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2016, which primarily reflects the overall year-over-year decrease in non-performing assets and watch credits. (See “Portfolio Loans and asset quality.”)

Legal and professional fees decreased on both a comparative quarterly and year-to-date basis due primarily to a decline in legal fees at Mepco because of the resolution (in the first quarter of 2016) of counterparty litigation associated with collection matters.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost has declined on both a comparative quarterly and year-to-date basis due primarily to the decline in debit card transaction revenue described above.

Index
Credit card and bank service fees decreased on both a comparative quarterly and year-to-date basis primarily due to a decline in the number of payment plans being serviced by Mepco in 2016 compared to 2015.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.1 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

We record estimated incurred losses associated with Mepco’s vehicle service contract payment plan receivables in our provision for loan losses and establish a related allowance for loan losses. (See “Portfolio Loans and asset quality.”) We record estimated incurred losses associated with defaults by Mepco’s counterparties as “vehicle service contract counterparty contingencies expense,” which is included in non-interest expenses in our Condensed Consolidated Statements of Operations. Such expense/(credit) totaled $(0.001) million and $0.03 million for vehicle service contract payment plan counterparty contingencies in the second quarter and first six months of 2016, respectively, compared to $0.03 million and $0.06 million, respectively, for the same periods in 2015.

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

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties’ dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million on March 31, 2016.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  A full reserve on the remaining balance ($1.45 million) on this note was maintained at June 30, 2016.   This counterparty has made the first three required monthly payments on the note.  As a longer-term payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve.  Vehicle service contract counterparty receivables, net totaled $3.0 million as of June 30, 2016 compared to $7.2 million as of December 31, 2015.

Index
In addition, see Note #14 to the Condensed Consolidated Financial Statements included within this report for more information about Mepco’s business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

The provision for loss reimbursement on sold loans was zero and a credit of $0.015 million in the second quarter and first six months of 2016, respectively, compared to an expense of $0.045 million and a credit of $0.024 million in the second quarter and first six months of 2015, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae).  The small credit provisions in 2016 and for the first six months of 2015 are due primarily to the settlements of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of the respective previous period.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million at both June 30, 2016 and December 31, 2015. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at June 30, 2016 and December 31, 2015 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

The changes in cost (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Net gains on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The net gains of $0.16 million and $0.17 million recorded in the second quarter and first six months of 2016, respectively (as compared to net gains of $0.14 million and $0.18 million, respectively, recorded in the same periods in 2015) primarily reflect greater stability in real estate prices during the last two years, with some markets even experiencing price increases.

Other non-interest expenses were relatively unchanged in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015.

Income tax expense.  We recorded an income tax expense of $2.6 million and $4.6 million in the second quarter and the first six months of 2016, respectively. This compares to an income tax expense of $2.6 million and $4.4 million in the second quarter and the first six months of 2015, respectively.

Index
The second quarter of 2016 included a $0.3 million income tax benefit resulting from the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-09 “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). See Note #2 to the Condensed Consolidated Financial Statements

Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both June 30, 2016 and 2015, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both June 30, 2016 and December 31, 2015. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

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

Index
The following table presents net income (loss) by business segment.

Business Segments

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Independent Bank	$6,550	$5,935	$11,169	$10,168
Mepco	32	(77)	(205)	(269)
Other(1)	(129)	(225)	(396)	(469)
Elimination	(15)	(14)	(30)	(30)
Net income	$6,438	$5,619	$10,538	$9,400

(1)	Includes amounts relating to our parent company.

The increase in second quarter and year-to-date net income at Independent Bank in 2016 compared to 2015 is primarily due to an increase in net interest income and decreases in the provision for loan losses (a larger credit) and in non-interest expenses that were partially offset by a decrease in non-interest income.  (See “Net interest income,” “Provision for loan losses,” “Non-interest income,” “Non-interest expense,” and “Portfolio Loans and asset quality.”)

The improvement in Mepco’s results in 2016 compared to 2015 is primarily due to a decrease in non-interest expenses that was partially offset by a decrease in net interest income as a result of a decline in year-over-year average payment plan receivables.  All of Mepco’s funding is provided by Independent Bank through an intercompany loan (that is eliminated in consolidation).  The rate on this intercompany loan is based on the Prime Rate (currently 3.50%). Mepco might not be able to obtain such favorable funding costs on its own in the open market.

Financial Condition

Summary.  Our total assets increased by $43.6 million during the first six months of 2016 due primarily to increases in securities available for sale and loans.  Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.58 billion at June 30, 2016, an increase of $67.1 million, or 4.4%, from December 31, 2015.  The commercial loan total of $792.0 million at June 30, 2016, included $6.7 million of inadvertent commercial deposit customer overdrafts that were cleared on July 1, 2016.  (See “Portfolio Loans and asset quality.”)

Deposits totaled $2.13 billion at June 30, 2016, compared to $2.09 billion at December 31, 2015.  The $42.3 million increase in total deposits during the period is primarily due to growth in checking, savings and time deposit account balances.

Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, collateralized loan obligations, asset-backed securities, corporate securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Index
Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
June 30, 2016	$595,886	$5,991	$2,122	$599,755
December 31, 2015	585,851	3,152	3,519	585,484

In the first quarter of 2016, we initiated the use of Pacific Investment Management Company LLC (“PIMCO”) to manage an approximately $150 million segment of our securities available for sale.  We anticipate achieving about $0.5 million of additional annual interest income, after management fees, on this portion of our securities available for sale.  Although this segment of our securities available for sale is expected to have a similar risk-weighting and duration as our remaining portfolio, the additional earnings are anticipated to be generated through rebalancing into other sectors and better trade execution.  These other sectors include certain structured securities (commercial and non-agency residential mortgage-backed securities and collateralized loan obligations) and non-U.S. government securities (but U.S. dollar denominated) as well as an increased allocation of corporate securities.

Securities available for sale increased by $14.3 million during the first six months of 2016 due primarily to increases in asset-backed securities, corporate securities and municipal securities. The securities were purchased to utilize a portion of the funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

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

Index
Sales of securities were as follows (See “Non-interest income.”):

	Six months ended June 30,
	2016	2015
	(In thousands)
Proceeds	$55,362	$11,786

Gross gains	$336	$75
Gross losses	(53)	-
Net impairment charges	-	-
Fair value adjustments	64	(23)
Net gains	$347	$52

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.  In December 2015, we purchased $32.6 million of single-family residential fixed rate jumbo mortgage loans from another Michigan-based financial institution.  These mortgage loans were all on properties located in Michigan, had a weighted average interest rate (after a 0.25% servicing fee) of 3.94% and a weighted average remaining contractual maturity of 344 months.  We did not have any single-family residential mortgage loan purchases during the first six months of 2016.  However, on June 30, 2016, we did execute a non-binding letter of intent to purchase approximately $15.5 million of fixed rate residential mortgage loans from another Michigan-based financial institution.  These mortgage loans were also all on properties located in Michigan.  We expect to close this transaction in August 2016.

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

Index
Non-performing assets(1)

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans	$10,803	$10,607
Loans 90 days or more past due and still accruing interest	94	116
Total non-performing loans	10,897	10,723
Other real estate and repossessed assets	5,572	7,150
Total non-performing assets	$16,469	$17,873
As a percent of Portfolio Loans
Non-performing loans	0.69%	0.71%
Allowance for loan losses	1.44	1.49
Non-performing assets to total assets	0.67	0.74
Allowance for loan losses as a percent of non-performing loans	208.42	210.48

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Non-performing loans increased by $0.2 million, or 1.6%, during the first six months of 2016 due principally to small increases in non-performing commercial and mortgage loans.  In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a generally stable or downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $78.9 million, or 5.0% of total Portfolio Loans, and $81.5 million, or 5.4% of total Portfolio Loans, at June 30, 2016 and December 31, 2015, respectively. The decrease in the amount of performing TDRs in the first six months of 2016 reflects a decline in retail loan TDRs.

Index
Troubled debt restructurings (“TDR”)

	June 30, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$14,130	$64,818		$78,948
Non-performing TDRs(1)	2,678	3,788	(2)	6,466
Total	$16,808	$68,606		$85,414

	December 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$13,318	$68,194		$81,512
Non-performing TDRs(1)	3,041	3,777	(2)	6,818
Total	$16,359	$71,971		$88,330

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Other real estate and repossessed assets totaled $5.6 million at June 30, 2016, compared to $7.2 million at December 31, 2015. This decrease is primarily the result of sales of other real estate being in excess of the migration of non-performing loans secured by real estate into other real estate as the foreclosure process is completed.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.18% (as a result of net recoveries) on an annualized basis in the first six months of 2016 compared to 0.09% in the first six months of 2015.  The $2.0 million decline in loan net charge-offs is primarily due to declines in commercial loan, mortgage loan and consumer/installment loan net charge-offs.  The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Index
Allowance for loan losses

	Six months ended June 30,
	2016		2015
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$22,570	$652	$25,990	$539
Additions (deductions)
Provision for loan losses	(1,264)	-	(793)	-
Recoveries credited to allowance	2,718	-	2,245	-
Loans charged against the allowance	(1,312)	-	(2,856)	-
Additions (deductions) included in non-interest expense	-	(67)	-	20
Balance at end of period	$22,712	$585	$24,586	$559

Net loans charged against the allowance to average Portfolio Loans (annualized)	(0.18)%		0.09%

Allocation of the Allowance for Loan Losses

	June 30, 2016	December 31, 2015
	(In thousands)
Specific allocations	$10,941	$10,983
Other adversely rated commercial loans	659	1,053
Historical loss allocations	5,586	5,262
Additional allocations based on subjective factors	5,526	5,272
Total	$22,712	$22,570

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.004 million credit and a $0.001 million expense in the first six months of 2016 and 2015, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.059 million and $0.063 million at June 30, 2016 and December 31, 2015, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

Index
The allowance for loan losses increased $0.1 million to $22.7 million at June 30, 2016 from $22.6 million at December 31, 2015 and was equal to 1.44% of total Portfolio Loans at June 30, 2016 compared to 1.49% at December 31, 2015. Two of the four components of the allowance for loan losses outlined above declined in the first six months of 2016. The allowance for loan losses related to specific loans decreased $0.04 million in 2016 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.4 million in 2016 primarily due to a decrease in the balance of such loans included in this component to $16.4 million at June 30, 2016 from $27.8 million at December 31, 2015. The allowance for loan losses related to historical losses increased $0.3 million during 2016 due principally to commercial loan growth. The allowance for loan losses related to subjective factors increased $0.3 million during 2016 primarily due to overall growth of the loan portfolio.

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

Deposits totaled $2.13 billion and $2.09 billion at June 30, 2016 and December 31, 2015, respectively.  The $42.3 million increase in deposits during the first six months of 2016 is due to growth in checking, savings and time deposit account balances.  Reciprocal deposits totaled $49.4 million and $50.2 million at June 30, 2016 and December 31, 2015, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2016, we had approximately $495.5 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index
Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $11.8 million and $12.0 million at June 30, 2016 and December 31, 2015, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2016, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $61.2 million, or 2.9% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first six months of 2016 and 2015, we entered into $18.0 million and $16.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.3 million of fee income related to these transactions during each of the first six month periods of 2016 and 2015.

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

At June 30, 2016, we had $310.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.69 billion of our deposits at June 30, 2016, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $14.4 million as of June 30, 2016 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	June 30, 2016	December 31, 2015
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	324,268	339,462
Accumulated deficit	(74,062)	(82,334)
Accumulated other comprehensive loss	(3,283)	(6,036)
Total shareholders’ equity	246,923	251,092
Total capitalization	$281,423	$285,592

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

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2016 and December 31, 2015. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity decreased to $246.9 million at June 30, 2016 from $251.1 million at December 31, 2015 due primarily to share repurchases and dividends paid that were partially offset by our net income in the first six months of 2016 and a decline in our accumulated other comprehensive loss.

We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014 and continued to pay regular quarterly dividends at that amount through August 2015.  In October 2015, our Board of Directors increased the quarterly cash dividend on our common stock to eight cents per share.

For the past several years, the Bank had negative “undivided profits” (i.e. a retained deficit). Under Michigan banking regulations, the Bank was not permitted to pay a dividend when it had a retained deficit.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2016, we requested regulatory approval for an $18.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 24, 2016 and the Bank returned $18.0 million of capital to the parent company on February 25, 2016.  In the second quarter of 2016, the Bank returned to a positive retained earnings position.  At June 30, 2016, the Bank had retained earnings of $2.1 million.  This will permit the Bank to begin to pay dividends to the parent company in the second half of 2016.  Also see Note #11 to the Condensed Consolidated Financial Statements included within this report.

On January 21, 2016, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2016 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    The repurchase plan is authorized to last through December 31, 2016.  We intend and expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, other regulatory requirements, potential alternative uses for capital, and our financial performance. The repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.  On April 26, 2016 our Board of Directors authorized a $5.0 million expansion of this repurchase plan. Through July 31, 2016, we repurchased 1,153,136 shares of our common stock pursuant to this plan at an average price of $14.62 per share leaving $4.4 million remaining under this repurchase plan.

As of June 30, 2016 and December 31, 2015, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see Note #11 to the Condensed Consolidated Financial Statements included within this report).

Asset/liability management.  Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans, also create interest-rate risk.

Index
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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2016
200 basis point rise	$390,100	12.03%	$83,400	7.34%
100 basis point rise	374,600	7.58	81,000	4.25
Base-rate scenario	348,200	-	77,700	-
100 basis point decline	315,900	(9.28)	73,400	5.53

December 31, 2015
200 basis point rise	$419,600	8.42%	$80,700	6.32%
100 basis point rise	407,300	5.25	78,700	3.69
Base-rate scenario	387,000	-	75,900	-
100 basis point decline	356,500	(7.88)	72,000	(5.14)

(1)	Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)	Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.

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

Index
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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of the Company’s common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2016, the Company issued 651 shares of common stock to non-employee directors on a current basis and 1,322 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on April 1, 2016, at a price of $14.55 per share, representing aggregate fees of $0.03 million.   The price per share was the consolidated closing bid price per share of the Company’s common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2016	-	$-	-	52,703	(2)
May 2016	37,367	14.99	-	52,703	(2)
June 2016	-	-	-	52,703	(2)
Total	37,367	$14.99	-	52,703	(2)

(1)	Represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock units.
(2)	Plus an additional $5.0 million.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

Date	August 4, 2016	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 4, 2016	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer