Form 10-Q
period 2016-09-30
INDEPENDENT BANK CORP /MI/
filed 2016-11-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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
YES   ☒       NO   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES     ☐   NO   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	21,245,536
Class	Outstanding at November 2, 2016

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	September 30, 2016	December 31, 2015
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$38,610	$54,260
Interest bearing deposits	75,706	31,523
Cash and Cash Equivalents	114,316	85,783
Interest bearing deposits - time	7,233	11,866
Trading securities	152	148
Securities available for sale	603,112	585,484
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,507	15,471
Loans held for sale, carried at fair value	38,008	27,866
Loans
Commercial	784,976	748,398
Mortgage	522,833	498,036
Installment	268,357	234,017
Payment plan receivables	31,188	34,599
Total Loans	1,607,354	1,515,050
Allowance for loan losses	(22,043)	(22,570)
Net Loans	1,585,311	1,492,480
Other real estate and repossessed assets	4,989	7,150
Property and equipment, net	40,375	43,103
Bank-owned life insurance	53,779	54,402
Deferred tax assets, net	32,156	39,635
Capitalized mortgage loan servicing rights	11,048	12,436
Vehicle service contract counterparty receivables, net	2,608	7,229
Other intangibles	2,019	2,280
Accrued income and other assets	27,706	23,733
Total Assets	$2,538,319	$2,409,066

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$725,166	$659,793
Savings and interest-bearing checking	1,009,354	988,174
Reciprocal	46,636	50,207
Time	425,804	387,789
Total Deposits	2,206,960	2,085,963
Other borrowings	11,527	11,954
Subordinated debentures	35,569	35,569
Vehicle service contract counterparty payables	538	797
Accrued expenses and other liabilities	32,823	23,691
Total Liabilities	2,287,417	2,157,974

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,227,974 shares at September 30, 2016 and 22,251,373 shares at December 31, 2015	323,303	339,462
Accumulated deficit	(69,386)	(82,334)
Accumulated other comprehensive loss	(3,015)	(6,036)
Total Shareholders’ Equity	250,902	251,092
Total Liabilities and Shareholders’ Equity	$2,538,319	$2,409,066

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$18,597	$17,869	$55,361	$52,859
Interest on securities
Taxable	2,537	1,901	7,261	5,528
Tax-exempt	330	228	860	667
Other investments	281	295	884	922
Total Interest Income	21,745	20,293	64,366	59,976
Interest Expense
Deposits	1,254	987	3,520	2,961
Other borrowings	493	465	1,455	1,382
Total Interest Expense	1,747	1,452	4,975	4,343
Net Interest Income	19,998	18,841	59,391	55,633
Provision for loan losses	(175)	(244)	(1,439)	(1,037)
Net Interest Income After Provision for Loan Losses	20,173	19,085	60,830	56,670
Non-Interest Income
Service charges on deposit accounts	3,281	3,294	9,164	9,261
Interchange income	1,943	2,169	5,797	6,551
Net gains (losses) on assets
Mortgage loans	3,556	1,812	7,727	5,735
Securities	(45)	45	302	97
Mortgage loan servicing, net	858	(556)	(454)	476
Title insurance fees	319	281	860	874
Net gain on branch sale	-	1,193	-	1,193
Other	1,796	1,881	5,701	5,881
Total Non-Interest Income	11,708	10,119	29,097	30,068
Non-Interest Expense
Compensation and employee benefits	13,031	12,029	36,912	35,605
Data processing	1,971	2,001	6,008	5,958
Occupancy, net	1,919	1,940	5,982	6,399
Furniture, fixtures and equipment	990	998	2,939	2,915
Communications	670	754	2,280	2,184
Loan and collection	568	816	1,964	2,938
Advertising	455	406	1,410	1,338
Legal and professional	420	519	1,178	1,352
FDIC deposit insurance	187	350	852	1,044
Interchange expense	276	279	809	859
Credit card and bank service fees	203	197	588	602
Net (gains) losses on other real estate and repossessed assets	263	5	98	(173)
Provision for loss reimbursement on sold loans	45	(35)	30	(59)
Costs related to unfunded lending commitments	73	26	6	46
Vehicle service contract counterparty contingencies	(39)	30	(10)	89
Other	1,497	1,564	4,423	4,512
Total Non-Interest Expense	22,529	21,879	65,469	65,609
Income Before Income Tax	9,352	7,325	24,458	21,129
Income tax expense	2,979	2,278	7,547	6,682
Net Income	$6,373	$5,047	$16,911	$14,447
Net Income Per Common Share
Basic	$0.30	$0.22	$0.79	$0.63
Diluted	$0.30	$0.22	$0.78	$0.62
Dividends Per Common Share
Declared	$0.08	$0.06	$0.24	$0.18
Paid	$0.08	$0.06	$0.24	$0.18

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Net income	$6,373	$5,047	$16,911	$14,447
Other comprehensive income, before tax
Securities available for sale
Unrealized gains arising during period	451	1,366	4,899	1,830
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	(24)	10	47	-
Reclassification adjustments for gains included in earnings	(15)	-	(298)	(75)
Unrealized gains recognized in other comprehensive income on securities available for sale	412	1,376	4,648	1,755
Income tax expense	144	482	1,627	615
Unrealized gains recognized in other comprehensive income on available for sale securities, net of tax	268	894	3,021	1,140
Other comprehensive income	268	894	3,021	1,140
Comprehensive income	$6,641	$5,941	$19,932	$15,587

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2016	2015
	(unaudited - In thousands)
Net Income	$16,911	$14,447
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	222,610	227,381
Disbursements for loans held for sale	(225,025)	(223,446)
Provision for loan losses	(1,439)	(1,037)
Deferred federal income tax expense	8,726	7,210
Deferred loan fees	(1,634)	(1,189)
Depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearning deposits - time	3,831	3,345
Net gains on mortgage loans	(7,727)	(5,735)
Net gains on securities	(302)	(97)
Net (gains) losses on other real estate and repossessed assets	98	(173)
Vehicle service contract counterparty contingencies	(10)	89
Share based compensation	1,200	1,153
Gain on branch sale	-	(1,193)
Net gain on sale of fixed assets	(2)	(152)
Increase in accrued income and other assets	(5,540)	(359)
Increase (decrease) in accrued expenses and other liabilities	1,409	(684)
Total Adjustments	(3,805)	5,113
Net Cash From Operating Activities	13,106	19,560
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	56,451	11,786
Proceeds from the maturity of securities available for sale	32,590	25,458
Principal payments received on securities available for sale	117,513	94,333
Purchases of securities available for sale	(213,839)	(195,623)
Purchases of interest bearing deposits - time	-	(4,100)
Proceeds from the maturity of interest bearing deposits - time	4,613	4,576
Purchase of Federal Reserve Bank stock	(407)	(272)
Redemption of Federal Reserve Bank stock	371	391
Redemption of Federal Home Loan Bank stock	-	4,514
Net increase in portfolio loans (loans originated, net of principal payments)	(73,673)	(56,407)
Purchase of portfolio loans	(15,000)	-
Net cash paid in branch sale	-	(7,229)
Proceeds from the collection of vehicle service contract counterparty receivables	4,671	255
Proceeds from the sale of other real estate and repossessed assets	3,854	5,619
Proceeds from life insurance	2,235	-
Proceeds from the sale of property and equipment	23	490
Capital expenditures	(1,717)	(2,925)
Net Cash Used in Investing Activities	(82,315)	(119,134)
Cash Flow From Financing Activities
Net increase in total deposits	120,997	145,313
Net increase (decrease) in other borrowings	5	(1)
Payments of Federal Home Loan Bank Advances	(432)	(399)
Net decrease in vehicle service contract counterparty payables	(259)	(27)
Dividends paid	(5,149)	(4,118)
Proceeds from issuance of common stock	61	103
Repurchase of common stock	(16,854)	(9,025)
Share based compensation withholding obligation	(627)	(1,091)
Net Cash From Financing Activities	97,742	130,755
Net Increase in Cash and Cash Equivalents	28,533	31,181
Cash and Cash Equivalents at Beginning of Period	85,783	74,016
Cash and Cash Equivalents at End of Period	$114,316	$105,197
Cash paid during the period for
Interest	$4,811	$4,302
Income taxes	437	229
Transfers to other real estate and repossessed assets	1,791	2,843
Transfer of payment plan receivables to vehicle service contract counterparty receivables	40	431
Purchase of securities available for sale not yet settled	7,440	7,717

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Nine months ended September 30,
	2016	2015
	(unaudited)
	(In thousands)

Balance at beginning of period	$251,092	$250,371
Cumulative effect of change in accounting principle	1,247	-
Balance at beginning of period, as adjusted	252,339	250,371
Net income	16,911	14,447
Cash dividends declared	(5,149)	(4,118)
Issuance of common stock	61	103
Share based compensation	1,200	1,153
Share based compensation withholding obligation	(627)	(1,091)
Repurchase of common stock	(16,854)	(9,025)
Net change in accumulated other comprehensive loss, net of related tax effect	3,021	1,140
Balance at end of period	$250,902	$252,980

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2016 and December 31, 2015, and the results of operations for the three and nine-month periods ended September 30, 2016 and 2015.  The results of operations for the three and nine-month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the determination of vehicle service contract counterparty contingencies, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2015 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The adjustments above reflect the recording of $1.23 million of unrealized excess benefits on share based compensation and $0.06 million (impact to equity of $0.02 million after consideration of deferred taxes)  for the impact of making an accounting policy election to account for forfeitures as they occur.  After January 1, 2016, excess tax benefits or deficiencies resulting from share-based payments will be recognized as tax benefit or expense when they occur.  Tax benefits of zero and $0.3 million were recorded during the three and nine month periods ended September 30, 2016, respectively as a result of share awards vesting during the periods.  In addition, we have elected to apply the  amendments related to the presentation of excess tax benefits in the statement of cash flows on a prospective basis.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We have not yet determined what the impact will be on our consolidated operating results or financial condition.

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2016
U.S. agency	$29,482	$508	$41	$29,949
U.S. agency residential mortgage-backed	168,233	1,857	132	169,958
U.S. agency commercial mortgage-backed	13,694	214	16	13,892
Private label mortgage-backed	33,482	374	278	33,578
Other asset backed	142,058	435	305	142,188
Obligations of states and political subdivisions	156,539	2,115	665	157,989
Corporate	50,787	792	124	51,455
Trust preferred	2,921	-	471	2,450
Foreign government	1,635	18	0	1,653
Total	$598,831	$6,313	$2,032	$603,112

December 31, 2015
U.S. agency	$47,283	$309	$80	$47,512
U.S. agency residential mortgage-backed	195,055	1,584	583	196,056
U.S. agency commercial mortgage-backed	34,017	94	83	34,028
Private label mortgage-backed	5,061	161	319	4,903
Other asset backed	117,431	54	581	116,904
Obligations of states and political subdivisions	145,193	941	1,150	144,984
Corporate	38,895	9	290	38,614
Trust preferred	2,916	-	433	2,483
Total	$585,851	$3,152	$3,519	$585,484

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2016
U.S. agency	$1,604	$3	$8,147	$38	$9,751	$41
U.S. agency residential mortgage-backed	22,982	48	19,099	84	42,081	132
U.S. agency commercial mortgage-backed	3,455	14	257	2	3,712	16
Private label mortgage- backed	12,202	18	1,429	260	13,631	278
Other asset backed	22,147	96	16,998	209	39,145	305
Obligations of states and political subdivisions	17,853	91	15,203	574	33,056	665
Corporate	3,776	14	2,892	110	6,668	124
Trust preferred	-	-	2,450	471	2,450	471
Total	$84,019	$284	$66,475	$1,748	$150,494	$2,032

December 31, 2015
U.S. agency	$12,164	$47	$6,746	$33	$18,910	$80
U.S. agency residential mortgage-backed	57,538	316	23,340	267	80,878	583
U.S. agency commercial mortgage-backed	16,747	60	2,247	23	18,994	83
Private label mortgage- backed	-	-	3,393	319	3,393	319
Other asset backed	102,660	434	5,189	147	107,849	581
Obligations of states and political subdivisions	52,493	597	12,240	553	64,733	1,150
Corporate	30,550	290	-	-	30,550	290
Trust preferred	-	-	2,483	433	2,483	433
Total	$272,152	$1,744	$55,638	$1,775	$327,790	$3,519

Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet the aforementioned recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at September 30, 2016, we had 21 U.S. agency, 59 U.S. agency residential mortgage-backed and seven U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at September 30, 2016, we had 24 of this type of security whose fair value is less than amortized cost.  The unrealized losses are primarily attributed to four securities purchased prior to 2016.  Two of these four securities have an impairment in excess of 10% and three of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these four securities since their acquisition.

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

Other asset backed — at September 30, 2016, we had 70 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2016, we had 100 municipal securities whose fair value is less than amortized cost.  The unrealized losses are primarily due to increases in interest rates since acquisition.  One of these securities has an impairment in excess of 10%.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2016, we had seven corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at September 30, 2016, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.7 million as of September 30, 2016, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,735	$(186)	$1,690	$(226)
Unrated issues	715	(285)	793	(207)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three or nine month periods ended September 30, 2016 and 2015, respectively.

At September 30, 2016, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of September 30, 2016
Fair value	$1,346	$1,135	$75	$2,556
Amortized cost	1,303	1,064	-	2,367
Non-credit unrealized loss	-	-	-	-
Unrealized gain	43	71	75	189
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended September 30,
2016	$-	$-	$-	$-
2015	-	-	-	-
For the nine months ended September 30,
2016	-	-	-	-
2015	-	-	-	-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at September 30, 2016.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale for the three and nine month periods ending September 30, follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at beginning of period	$1,844	$1,844	$1,844	$1,844
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,844	$1,844	$1,844	$1,844

The amortized cost and fair value of securities available for sale at September 30, 2016, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$23,706	$23,753
Maturing after one year but within five years	86,673	87,599
Maturing after five years but within ten years	63,799	64,784
Maturing after ten years	67,186	67,360
	241,364	243,496
U.S. agency residential mortgage-backed	168,233	169,958
U.S. agency commercial mortgage-backed	13,694	13,892
Private label residential mortgage-backed	33,482	33,578
Other asset backed	142,058	142,188
Total	$598,831	$603,112

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

	Proceeds	Realized Gains	Losses
	(In thousands)
2016	$56,451	$350	$52
2015	11,786	75	-

During 2016 and 2015, our trading securities consisted of various preferred stocks.  During the first nine months of 2016 and 2015, we recognized gains on trading securities of $0.004 million and $0.022 million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to gains recognized on trading securities still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2016
Balance at beginning of period	$6,039	$9,956	$1,139	$52	$5,526	$22,712
Additions (deductions)
Provision for loan losses	(153)	(247)	208	-	17	(175)
Recoveries credited to allowance	474	195	236	-	-	905
Loans charged against the allowance	(365)	(561)	(473)	-	-	(1,399)
Balance at end of period	$5,995	$9,343	$1,110	$52	$5,543	$22,043

2015
Balance at beginning of period	$6,707	$11,465	$1,461	$65	$4,888	$24,586
Additions (deductions)
Provision for loan losses	(26)	(47)	(49)	(5)	(117)	(244)
Recoveries credited to allowance	637	286	250	-	-	1,173
Loans charged against the allowance	(190)	(379)	(342)	-	-	(911)
Balance at end of period	$7,128	$11,325	$1,320	$60	$4,771	$24,604

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
2016
Balance at beginning of period	$5,670	$10,391	$1,181	$56	$5,272	$22,570
Additions (deductions)
Provision for loan losses	(1,220)	(885)	399	(4)	271	(1,439)
Recoveries credited to allowance	1,944	871	808	-	-	3,623
Loans charged against the allowance	(399)	(1,034)	(1,278)	-	-	(2,711)
Balance at end of period	$5,995	$9,343	$1,110	$52	$5,543	$22,043

2015
Balance at beginning of period	$5,445	$13,444	$1,814	$64	$5,223	$25,990
Additions (deductions)
Provision for loan losses	479	(881)	(179)	(4)	(452)	(1,037)
Recoveries credited to allowance	1,722	843	853	-	-	3,418
Loans charged against the allowance	(518)	(2,081)	(1,168)	-	-	(3,767)
Balance at end of period	$7,128	$11,325	$1,320	$60	$4,771	$24,604

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables	Subjective Allocation	Total
	(In thousands)
September 30, 2016
Allowance for loan losses
Individually evaluated for impairment	$3,325	$6,717	$333	$-	$-	$10,375
Collectively evaluated for impairment	2,670	2,626	777	52	5,543	11,668
Total ending allowance balance	$5,995	$9,343	$1,110	$52	$5,543	$22,043

Loans
Individually evaluated for impairment	$16,087	$60,891	$5,101	$-		$82,079
Collectively evaluated for impairment	770,642	464,234	263,973	31,188		1,530,037
Total loans recorded investment	786,729	525,125	269,074	31,188		1,612,116
Accrued interest included in recorded investment	1,753	2,292	717	-		4,762
Total loans	$784,976	$522,833	$268,357	$31,188		$1,607,354

December 31, 2015
Allowance for loan losses
Individually evaluated for impairment	$2,708	$7,818	$457	$-	$-	$10,983
Collectively evaluated for impairment	2,962	2,573	724	56	5,272	11,587
Total ending allowance balance	$5,670	$10,391	$1,181	$56	$5,272	$22,570

Loans
Individually evaluated for impairment	$16,868	$66,375	$5,888	$-		$89,131
Collectively evaluated for impairment	733,399	433,931	228,827	34,599		1,430,756
Total loans recorded investment	750,267	500,306	234,715	34,599		1,519,887
Accrued interest included in recorded investment	1,869	2,270	698	-		4,837
Total loans	$748,398	$498,036	$234,017	$34,599		$1,515,050

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2016
Commercial
Income producing - real estate	$-	$658	$658
Land, land development and construction - real estate	-	211	211
Commercial and industrial	-	2,517	2,517
Mortgage
1-4 family	-	4,429	4,429
Resort lending	-	1,624	1,624
Home equity - 1st lien	-	273	273
Home equity - 2nd lien	-	353	353
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	96	96
Home equity - 2nd lien	-	249	249
Loans not secured by real estate	-	384	384
Other	-	3	3
Payment plan receivables
Full refund	-	-	-
Partial refund	-	4	4
Other	-	-	-
Total recorded investment	$-	$10,801	$10,801
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2015
Commercial
Income producing - real estate	$-	$1,027	$1,027
Land, land development and construction - real estate	49	401	450
Commercial and industrial	69	2,028	2,097
Mortgage
1-4 family	-	4,744	4,744
Resort lending	-	1,094	1,094
Home equity - 1st lien	-	187	187
Home equity - 2nd lien	-	147	147
Purchased loans	-	2	2
Installment
Home equity - 1st lien	-	106	106
Home equity - 2nd lien	-	443	443
Loans not secured by real estate	-	421	421
Other	-	2	2
Payment plan receivables
Full refund	-	2	2
Partial refund	-	2	2
Other	-	1	1
Total recorded investment	$118	$10,607	$10,725
Accrued interest included in recorded investment	$2	$-	$2

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2016
Commercial
Income producing - real estate	$-	$-	$541	$541	$273,461	$274,002
Land, land development and construction - real estate	-	-	133	133	53,836	53,969
Commercial and industrial	105	116	457	678	458,080	458,758
Mortgage
1-4 family	2,180	1,461	4,429	8,070	285,892	293,962
Resort lending	1,975	-	1,624	3,599	103,597	107,196
Home equity - 1st lien	107	-	273	380	27,542	27,922
Home equity - 2nd lien	226	73	353	652	52,882	53,534
Purchased loans	7	1	-	8	42,503	42,511
Installment
Home equity - 1st lien	474	179	96	749	13,079	13,828
Home equity - 2nd lien	133	72	249	454	15,064	15,518
Loans not secured by real estate	291	114	384	789	236,376	237,165
Other	10	4	3	17	2,546	2,563
Payment plan receivables
Full refund	258	70	-	328	10,035	10,363
Partial refund	506	313	4	823	14,041	14,864
Other	159	40	-	199	5,762	5,961
Total recorded investment	$6,431	$2,443	$8,546	$17,420	$1,594,696	$1,612,116
Accrued interest included in recorded investment	$67	$28	$-	$95	$4,667	$4,762

December 31, 2015
Commercial
Income producing - real estate	$203	$209	$647	$1,059	$305,155	$306,214
Land, land development and construction - real estate	-	-	252	252	44,231	44,483
Commercial and industrial	785	16	151	952	398,618	399,570
Mortgage
1-4 family	1,943	640	4,744	7,327	269,880	277,207
Resort lending	307	-	1,094	1,401	114,619	116,020
Home equity - 1st lien	50	-	187	237	22,327	22,564
Home equity - 2nd lien	439	54	147	640	50,618	51,258
Purchased loans	9	1	2	12	33,245	33,257
Installment
Home equity - 1st lien	315	107	106	528	16,707	17,235
Home equity - 2nd lien	231	149	443	823	19,727	20,550
Loans not secured by real estate	567	83	421	1,071	193,680	194,751
Other	15	3	2	20	2,159	2,179
Payment plan receivables
Full refund	492	62	2	556	21,294	21,850
Partial refund	415	228	2	645	5,834	6,479
Other	110	3	1	114	6,156	6,270
Total recorded investment	$5,881	$1,555	$8,201	$15,637	$1,504,250	$1,519,887
Accrued interest included in recorded investment	$53	$17	$2	$72	$4,765	$4,837

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	September 30, 2016	December 31, 2015
Impaired loans with no allocated allowance	(In thousands)
TDR	$541	$2,518
Non - TDR	133	203
Impaired loans with an allocated allowance
TDR - allowance based on collateral	3,472	4,810
TDR - allowance based on present value cash flow	76,701	81,002
Non - TDR - allowance based on collateral	902	260
Non - TDR - allowance based on present value cash flow	-	-
Total impaired loans	$81,749	$88,793

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$1,710	$2,436
TDR - allowance based on present value cash flow	8,361	8,471
Non - TDR - allowance based on collateral	304	76
Non - TDR - allowance based on present value cash flow	-	-
Total amount of allowance for loan losses allocated	$10,375	$10,983

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$541	$787	$-	$641	$851	$-
Land, land development & construction-real estate	133	709	-	818	1,393	-
Commercial and industrial	-	-	-	1,245	1,241	-
Mortgage
1-4 family	1	305	-	23	183	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	67	-	-	76	-
Home equity - 2nd lien	-	-	-	-	-	-
Loans not secured by real estate	-	-	-	-	-	-
Other	-	-	-	-	-	-
	675	1,868	-	2,727	3,744	-
With an allowance recorded:
Commercial
Income producing - real estate	7,813	7,951	561	8,377	9,232	516
Land, land development & construction-real estate	389	391	67	1,690	1,778	296
Commercial and industrial	7,211	7,566	2,697	4,097	4,439	1,896
Mortgage
1-4 family	43,038	44,922	4,173	47,792	49,808	5,132
Resort lending	17,295	17,327	2,488	18,148	18,319	2,662
Home equity - 1st lien	239	244	32	168	172	9
Home equity - 2nd lien	318	400	24	244	325	15
Installment
Home equity - 1st lien	2,108	2,223	105	2,364	2,492	143
Home equity - 2nd lien	2,461	2,480	191	2,929	2,951	271
Loans not secured by real estate	530	566	37	587	658	42
Other	2	2	-	8	8	1
	81,404	84,072	10,375	86,404	90,182	10,983
Total
Commercial
Income producing - real estate	8,354	8,738	561	9,018	10,083	516
Land, land development & construction-real estate	522	1,100	67	2,508	3,171	296
Commercial and industrial	7,211	7,566	2,697	5,342	5,680	1,896
Mortgage
1-4 family	43,039	45,227	4,173	47,815	49,991	5,132
Resort lending	17,295	17,327	2,488	18,148	18,319	2,662
Home equity - 1st lien	239	244	32	168	172	9
Home equity - 2nd lien	318	400	24	244	325	15
Installment
Home equity - 1st lien	2,108	2,290	105	2,364	2,568	143
Home equity - 2nd lien	2,461	2,480	191	2,929	2,951	271
Loans not secured by real estate	530	566	37	587	658	42
Other	2	2	-	8	8	1
Total	$82,079	$85,940	$10,375	$89,131	$93,926	$10,983

Accrued interest included in recorded investment	$330			$338

(1)	There were no impaired payment plan receivables or purchased mortgage loans at September 30, 2016 or December 31, 2015

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows (1):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$551	$-	$5,133	$45
Land, land development & construction-real estate	133	-	932	14
Commercial and industrial	-	-	1,922	68
Mortgage
1-4 family	12	3	24	3
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	3	-	-
Home equity - 2nd lien	-	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	696	6	8,011	130
With an allowance recorded:
Commercial
Income producing - real estate	8,000	111	14,655	154
Land, land development & construction-real estate	1,117	3	1,993	2
Commercial and industrial	7,145	69	6,431	37
Mortgage
1-4 family	44,256	470	49,706	554
Resort lending	17,372	161	18,414	163
Home equity - 1st lien	241	2	157	2
Home equity - 2nd lien	280	6	185	-
Installment
Home equity - 1st lien	2,140	34	2,474	47
Home equity - 2nd lien	2,585	37	2,999	47
Loans not secured by real estate	536	9	645	10
Other	4	-	10	-
	83,676	902	97,669	1,016
Total
Commercial
Income producing - real estate	8,551	111	19,788	199
Land, land development & construction-real estate	1,250	3	2,925	16
Commercial and industrial	7,145	69	8,353	105
Mortgage
1-4 family	44,268	473	49,730	557
Resort lending	17,372	161	18,414	163
Home equity - 1st lien	241	2	157	2
Home equity - 2nd lien	280	6	185	-
Installment
Home equity - 1st lien	2,140	37	2,474	47
Home equity - 2nd lien	2,585	37	2,999	47
Loans not secured by real estate	536	9	645	10
Other	4	-	10	-
Total	$84,372	$908	$105,680	$1,146

(1)	There were no impaired payment plan receivables or purchased mortgage loans during the three month periods ended September 30, 2016 and 2015, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows (1):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$632	$2	$5,490	$170
Land, land development & construction-real estate	405	7	986	57
Commercial and industrial	616	21	2,345	195
Mortgage
1-4 family	12	9	18	5
Resort lending	-	-	15	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	4	-	1
Home equity - 2nd lien	4	-	-	-
Loans not secured by real estate	-	-	-	-
Other	-	-	-	-
	1,669	43	8,854	428
With an allowance recorded:
Commercial
Income producing - real estate	8,153	318	13,752	452
Land, land development & construction-real estate	1,352	29	2,351	35
Commercial and industrial	5,929	151	7,304	117
Mortgage
1-4 family	45,728	1,447	51,078	1,644
Resort lending	17,705	480	18,523	507
Home equity - 1st lien	223	6	159	6
Home equity - 2nd lien	231	11	154	6
Installment
Home equity - 1st lien	2,233	118	2,582	141
Home equity - 2nd lien	2,723	122	3,086	147
Loans not secured by real estate	557	28	669	29
Other	5	-	11	1
	84,839	2,710	99,669	3,085
Total
Commercial
Income producing - real estate	8,785	320	19,242	622
Land, land development & construction-real estate	1,757	36	3,337	92
Commercial and industrial	6,545	172	9,649	312
Mortgage
1-4 family	45,740	1,456	51,096	1,649
Resort lending	17,705	480	18,538	507
Home equity - 1st lien	223	6	159	6
Home equity - 2nd lien	231	11	154	6
Installment
Home equity - 1st lien	2,233	122	2,582	142
Home equity - 2nd lien	2,727	122	3,086	147
Loans not secured by real estate	557	28	669	29
Other	5	-	11	1
Total	$86,508	$2,753	$108,523	$3,513

(1)	There were no impaired payment plan receivables or purchased mortgage loans during the nine month periods ended September 30, 2016 and 2015, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $84.4 million and $105.7 million for the three-month periods ended September 30, 2016 and 2015, respectively and $86.5 million and $108.5 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during the three months ending September 30, 2016 and 2015, was approximately $0.9 million and $1.1 million, respectively and was approximately $2.8 million and $3.5 million during the nine months ending September 30, 2016 and 2015, respectively.

Troubled debt restructurings follow:

	September 30, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$12,642	$62,299		$74,941
Non-performing TDRs(1)	2,352	3,421	(2)	5,773
Total	$14,994	$65,720		$80,714

	December 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDRs	$13,318	$68,194		$81,512
Non-performing TDRs(1)	3,041	3,777	(2)	6,818
Total	$16,359	$71,971		$88,330

(1)	Included in non-performing loans table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $10.1 million and $10.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2016
Commercial
Income producing - real estate	2	$180	$180
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	175	158
Mortgage
1-4 family	2	204	207
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	2	77	78
Installment
Home equity - 1st lien	2	82	85
Home equity - 2nd lien	1	7	7
Loans not secured by real estate	1	34	34
Other	-	-	-
Total	12	$759	$749

2015
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	48	26
Mortgage
1-4 family	3	343	344
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Loans not secured by real estate	1	19	19
Other	-	-	-
Total	5	$410	$389

(1)	There were no payment plan receivables or purchased mortgage loans classified as troubled debt restructurings during the three month periods ended September 30, 2016 and 2015, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2016
Commercial
Income producing - real estate	4	$290	$290
Land, land development & construction-real estate	-	-	-
Commercial and industrial	6	1,933	1,916
Mortgage
1-4 family	5	396	470
Resort lending	1	116	117
Home equity - 1st lien	1	107	78
Home equity - 2nd lien	2	77	78
Installment
Home equity - 1st lien	6	141	145
Home equity - 2nd lien	5	133	136
Loans not secured by real estate	2	46	46
Other	-	-	-
Total	32	$3,239	$3,276

2015
Commercial
Income producing - real estate	2	$229	$234
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	301	273
Mortgage
1-4 family	9	1,373	1,189
Resort lending	1	313	309
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	190	164
Home equity - 2nd lien	3	58	58
Loans not secured by real estate	2	19	25
Other	-	-	-
Total	26	$2,483	$2,252

(1)	There were no payment plan receivables or purchased mortgage loans classified as troubled debt restructurings during the nine month periods ended September 30, 2016 and 2015, respectively.

The troubled debt restructurings described above for 2016 increased the allowance for loan losses by $0.34 million and resulted in charge offs of $0.02 million during the three months ended September 30, 2016, and increased the allowance by $0.69 million and resulted in charge offs of $0.02 million during the nine months ended September 30, 2016.

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

There were no troubled debt restructurings that subsequently defaulted during the three and nine months ended September 30, 2016.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
September 30, 2016
Income producing - real estate	$268,940	$4,000	$404	$658	$274,002
Land, land development and construction - real estate	53,559	199	-	211	53,969
Commercial and industrial	439,036	10,727	6,478	2,517	458,758
Total	$761,535	$14,926	$6,882	$3,386	$786,729
Accrued interest included in total	$1,676	$56	$21	$-	$1,753

December 31, 2015
Income producing - real estate	$296,898	$6,866	$1,423	$1,027	$306,214
Land, land development and construction - real estate	40,844	2,995	243	401	44,483
Commercial and industrial	371,357	19,502	6,683	2,028	399,570
Total	$709,099	$29,363	$8,349	$3,456	$750,267
Accrued interest included in total	$1,729	$108	$32	$-	$1,869

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
  (unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans	Total
	(In thousands)
September 30, 2016
800 and above	$32,310	$12,054	$5,590	$8,288	$4,816	$63,058
750-799	88,959	38,472	9,551	19,103	26,721	182,806
700-749	60,455	30,934	5,052	11,278	10,831	118,550
650-699	53,748	13,530	3,690	8,259	-	79,227
600-649	27,848	6,218	1,365	3,342	-	38,773
550-599	15,413	2,467	738	1,542	-	20,160
500-549	7,955	871	484	1,246	-	10,556
Under 500	5,097	596	172	244	-	6,109
Unknown	2,177	2,054	1,280	232	143	5,886
Total	$293,962	$107,196	$27,922	$53,534	$42,511	$525,125
Accrued interest included in total	$1,386	$473	$104	$210	$119	$2,292

December 31, 2015
800 and above	$28,760	$13,943	$4,374	$7,696	$2,310	$57,083
750-799	78,802	40,888	7,137	17,405	23,283	167,515
700-749	56,519	31,980	4,341	11,022	6,940	110,802
650-699	51,813	17,433	3,203	7,691	-	80,140
600-649	27,966	4,991	1,467	3,684	-	38,108
550-599	16,714	3,070	1,027	1,918	-	22,729
500-549	10,610	1,051	572	1,295	-	13,528
Under 500	4,708	554	244	265	-	5,771
Unknown	1,315	2,110	199	282	724	4,630
Total	$277,207	$116,020	$22,564	$51,258	$33,257	$500,306
Accrued interest included in total	$1,396	$477	$87	$196	$114	$2,270

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Loans not Secured by Real Estate	Other	Total
	(In thousands)
September 30, 2016
800 and above	$1,373	$1,953	$51,471	$108	$54,905
750-799	3,031	3,558	110,667	680	117,936
700-749	2,170	2,872	43,616	812	49,470
650-699	2,690	3,244	18,322	522	24,778
600-649	2,193	1,668	4,080	281	8,222
550-599	1,310	1,348	1,690	52	4,400
500-549	895	631	1,126	48	2,700
Under 500	134	233	309	25	701
Unknown	32	11	5,884	35	5,962
Total	$13,828	$15,518	$237,165	$2,563	$269,074
Accrued interest included in total	$58	$57	$582	$20	$717

December 31, 2015
800 and above	$1,792	$1,782	$44,254	$58	$47,886
750-799	4,117	5,931	86,800	531	97,379
700-749	2,507	3,899	34,789	694	41,889
650-699	3,508	4,182	16,456	499	24,645
600-649	2,173	2,153	4,979	200	9,505
550-599	1,800	1,346	1,997	109	5,252
500-549	1,056	855	1,170	61	3,142
Under 500	223	370	385	23	1,001
Unknown	59	32	3,921	4	4,016
Total	$17,235	$20,550	$194,751	$2,179	$234,715
Accrued interest included in total	$78	$83	$520	$17	$698

(1)	Credit scores have been updated within the last twelve months.

Mepco Finance Corporation (“Mepco”) is a wholly-owned subsidiary of our Bank that operates a vehicle service contract payment plan business throughout the United States. See Note #14 for more information about Mepco’s business. As of September 30, 2016, approximately 33.2% of Mepco’s outstanding payment plan receivables relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the full refund owing upon cancellation of the related service contract (including with respect to both the portion funded to the service contract seller and the portion funded to the administrator). These receivables are shown as “Full Refund” in the table below. Another approximately 47.7% of Mepco’s outstanding payment plan receivables as of September 30, 2016, relate to programs in which a third party insurer or risk retention group is obligated to pay Mepco the refund owing upon cancellation only with respect to the unearned portion previously funded by Mepco to the administrator (but not to the service contract seller). These receivables are shown as “Partial Refund” in the table below. The balance of Mepco’s outstanding payment plan receivables relate to programs in which there is no insurer or risk retention group that has any contractual liability to Mepco for any portion of the refund amount. These receivables are shown as “Other” in the table below. For each class of our payment plan receivables we monitor financial information on the counterparties as we evaluate the credit quality of this portfolio.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes credit ratings of insurer or risk retention group counterparties by class of payment plan receivable:

	Payment Plan Receivables
	Full Refund	Partial Refund	Other	Total
	(In thousands)
September 30, 2016
AM Best rating
A+	$-	$8	$-	$8
A	1,094	13,696	-	14,790
A-	977	1,110	3,458	5,545
B+	-	-	2,502	2,502
Not rated	8,292	50	1	8,343
Total	$10,363	$14,864	$5,961	$31,188

December 31, 2015
AM Best rating
A+	$-	$6	$-	$6
A	2,712	5,203	-	7,915
A-	3,418	1,177	6,265	10,860
Not rated	15,720	93	5	15,818
Total	$21,850	$6,479	$6,270	$34,599

Although Mepco has contractual recourse against various counterparties for refunds owing upon cancellation of vehicle service contracts, see Note #14 below regarding certain risks and difficulties associated with collecting these refunds.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.8 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.4 million and $1.1 million at  September 30, 2016 and December 31, 2015, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of selected financial information for our reportable segments follows:

	IB	Mepco	Other(1)	Elimination(2)	Total
	(In thousands)
Total assets
September 30, 2016	$2,476,795	$50,032	$286,672	$(275,180)	$2,538,319
December 31, 2015	2,340,566	57,208	286,936	(275,644)	2,409,066

For the three months ended September 30,
2016
Interest income	$20,731	$1,014	$5	$(5)	$21,745
Net interest income	19,409	880	(291)	0	19,998
Provision for loan losses	(176)	1	0	0	(175)
Income (loss) before income tax	9,811	(29)	(406)	(24)	9,352
Net income (loss)	6,665	(20)	(256)	(16)	6,373

2015
Interest income	$18,973	$1,320	$20	$(20)	$20,293
Net interest income	17,964	1,115	(238)	-	18,841
Provision for loan losses	(238)	(6)	-	-	(244)
Income (loss) before income tax	7,961	(254)	(358)	(24)	7,325
Net income (loss)	5,455	(168)	(224)	(16)	5,047

For the nine months ended September 30,
2016
Interest income	$61,190	$3,176	$22	$(22)	$64,366
Net interest income	57,500	2,727	(836)	-	59,391
Provision for loan losses	(1,436)	(3)	-	-	(1,439)
Income (loss) before income tax	25,971	(339)	(1,103)	(71)	24,458
Net income (loss)	17,834	(225)	(652)	(46)	16,911

2015
Interest income	$55,895	$4,081	$60	$(60)	$59,976
Net interest income	52,864	3,468	(699)	-	55,633
Provision for loan losses	(1,032)	(5)	-	-	(1,037)
Income (loss) before income tax	23,063	(766)	(1,097)	(71)	21,129
Net income (loss)	15,623	(437)	(693)	(46)	14,447

(1)	Includes amounts relating to our parent company.
(2)	Includes parent company's investment in subsidiaries and cash balances maintained at subsidiary.

6.	Shareholders’ Equity and Earnings Per Common Share

On January 21, 2016, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2016.  On April 26, 2016 our Board of Directors authorized a $5.0 million expansion of the Repurchase Plan. We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the nine months ended September 30, 2016, we repurchased 1,153,136 shares of common stock for an aggregate purchase price of $16.9 million leaving $4.4 million to be repurchased under the Repurchase Plan.

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

To date, none of the Rights have been exercised or have become exercisable because no unpermitted 4.99% or more change in the beneficial ownership of the outstanding common stock has occurred. The Rights will generally expire on the earlier to occur of the close of business on November 15, 2016, and certain other events described in the Preservation Plan, including such date as our Board of Directors determines that the Preservation Plan is no longer necessary for its intended purposes.  On October 25, 2016, the Board of Directors took affirmative action to not renew the Preservation Plan, which will expire on November 15, 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net income	$6,373	$5,047	$16,911	$14,447

Weighted average shares outstanding (1)	21,232	22,673	21,421	22,852
Effect of stock options	149	118	150	120
Stock units for deferred compensation plan for non-employee directors	116	112	115	111
Restricted stock units	-	230	46	283
Performance share units	52	-	42	-
Weighted average shares outstanding for calculation of diluted earnings per share	21,549	23,133	21,774	23,366

Net income per common share
Basic (1)	$0.30	$0.22	$0.79	$0.63
Diluted	$0.30	$0.22	$0.78	$0.62

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive totaled 0.03 million for both three-month periods ended September 30, 2016 and 2015, respectively and totaled 0.03 million for both nine-month periods ended September 30, 2016 and 2015, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2016
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$31,760	0.1	$1,163
Mandatory commitments to sell mortgage loans	67,672	0.1	(283)
Pay-fixed interest rate swap agreements	48,623	8.8	(2,009)
Pay-variable interest rate swap agreements	48,623	8.8	2,009
Purchased options	3,119	4.8	216
Written options	3,119	4.8	(216)
Total	$202,916	4.4	$880

	December 31, 2015
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$20,581	0.1	$550
Mandatory commitments to sell mortgage loans	46,320	0.1	69
Pay-fixed interest rate swap agreements	27,587	8.0	(497)
Pay-variable interest rate swap agreements	27,587	8.0	497
Purchased options	2,098	5.7	122
Written options	2,098	5.7	(122)
Total	$126,271	3.7	$619

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$1,163	Other assets	$550	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	69	Other liabilities	283	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	2,009	Other liabilities	497
Pay-variable interest rate swap agreements	Other assets	2,009	Other assets	497	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	216	Other assets	122	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	216	Other liabilities	122
Total derivatives		$3,388		$1,238		$2,508		$619

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	Recognized in Income	2016	2015	2016	2015
		(In thousands)
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$264	$281	$613	$386
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	94	(745)	(352)	(225)
Pay-fixed interest rate swap agreements	Interest income	196	(452)	(1,512)	(492)
Pay-variable interest rate swap agreements	Interest income	(196)	452	1,512	492
Purchased options	Interest expense	13	126	94	126
Written options	Interest expense	(13)	(126)	(94)	(126)
Total		$358	$(464)	$261	$161

8.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$4,099	$6,118	$3,838

Amortization of other intangibles has been estimated through 2021 and thereafter in the following table.

(In thousands)

Three months ending December 31, 2016	$86
2017	346
2018	346
2019	346
2020	346
2021 and thereafter	549
Total	$2,019

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of September 30, 2016.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2016. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During each first quarter period of 2016 and 2015, pursuant to our long-term incentive plan, we granted 0.07 million shares of restricted stock and 0.03 million performance stock units (“PSU”) to certain officers.  The shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.  In addition, we issued 0.02 million PSUs and 0.01 million shares of restricted stock to certain officers and employees during the third quarter of 2016.  The PSUs cliff vest after four and five year periods and the restricted stock cliff vests after one and four year periods.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.006 million shares and 0.004 million shares to directors during the first nine months of 2016 and 2015, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.3 million and $1.1 million during the three and nine month periods ended September 30, 2016, respectively, and was $0.4 million and $1.1 million during the same periods in 2015, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2016, respectively and $0.1 million and $0.4 million for the same periods in 2015. Total expense recognized for non-employee director share based payments was $0.03 million and $0.09 million during the three and nine month periods ended September 30, 2016, respectively, and was $0.02 million and $0.05 million during the same periods in 2015, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.03 million for the three and nine month periods ended September 30, 2016, respectively and $0.01 million and $0.02 million during the same respective periods in 2015.

At September 30, 2016, the total expected compensation cost related to non-vested stock options, restricted stock and PSUs not yet recognized was $2.2 million.  The weighted-average period over which this amount will be recognized is 2.2 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2016	235,596	$4.94
Granted	-
Exercised	(16,912)	3.78
Forfeited	(664)	6.42
Expired	(2,300)	3.54
Outstanding at September 30, 2016	215,720	$5.04	5.33	$2,544

Vested and expected to vest at September 30, 2016	215,720	$5.04	5.33	$2,544
Exercisable at September 30, 2016	215,720	$5.04	5.33	$2,544

A summary of outstanding non-vested restricted stock, restricted stock units and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	261,981	$11.29
Granted	121,660	15.05
Vested	(107,795)	7.92
Forfeited	(4,924)	13.24
Outstanding at September 30, 2016	270,922	$14.28

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Intrinsic value	$9	$71	$186	$314
Cash proceeds received	$5	$23	$64	$105
Tax benefit realized	$3	$25	$65	$110

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Income Tax

Income tax expense was $3.0 million and $2.3 million during the three month periods ended September 30, 2016 and 2015, respectively and $7.5 million and $6.7 million during the nine months ended September 30, 2016 and 2015, respectively.   As described in note #2, we adopted ASU 2016-09, “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” during the second quarter of 2016 which now requires us to recognize for book purposes either income tax expense or benefit relating to excess deficiencies/benefits relating to share-based compensation.  Included in income tax expense for the three and nine month periods ended September 30, 2016 are tax benefits of zero and $0.3 million, respectively due to the vesting of certain share-based compensation grants and the exercise of stock options during the respective periods.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both September 30, 2016 and 2015, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both September 30, 2016 and December 31, 2015. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

At both September 30, 2016 and December 31, 2015, we had approximately $1.0 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2016.

11.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2016, the Bank had positive undivided profits of $8.7 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarters of 2016 and 2015, we requested regulatory approval for returns of capital from the Bank to the parent company of  $18.0 million and $18.5 million, respectively.  These return of capital requests were approved by our banking regulators on February 24, 2016 and February 13, 2015, respectively and the Bank returned these amounts to the parent company on February 25, 2016 and February 17, 2015, respectively.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2016 and December 31, 2015, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2016
Total capital to risk-weighted assets
Consolidated	$281,310	16.05%	$140,243	8.00%	NA	NA
Independent Bank	269,578	15.39	140,116	8.00	175,145	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$259,279	14.79%	$105,182	6.00%	NA	NA
Independent Bank	247,615	14.14	105,087	6.00	140,116	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$233,631	13.33%	$78,886	4.50%	NA	NA
Independent Bank	247,615	14.14	78,815	4.50	113,844	6.50%

Tier 1 capital to average assets
Consolidated	$259,279	10.56%	$98,174	4.00%	NA	NA
Independent Bank	247,615	10.09	98,116	4.00	122,645	5.00%

December 31, 2015
Total capital to risk-weighted assets
Consolidated	$278,170	16.65%	$133,668	8.00%	NA	NA
Independent Bank	261,894	15.69	133,514	8.00	$166,893	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$257,050	15.38%	$100,251	6.00%	NA	NA
Independent Bank	240,867	14.43	100,136	6.00	$133,514	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$239,271	14.32%	$75,188	4.50%	NA	NA
Independent Bank	240,867	14.43	75,102	4.50	$108,480	6.50%

Tier 1 capital to average assets
Consolidated	$257,050	10.91%	$94,217	4.00%	NA	NA
Independent Bank	240,867	10.23	94,145	4.00	$117,682	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Total shareholders' equity	$250,902	$251,092	$263,762	$259,947
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	(2,783)	238	(2,782)	238
Intangible assets	(1,211)	(912)	(1,211)	(912)
Disallowed deferred tax assets	(13,277)	(11,147)	(12,154)	(18,406)
Common equity tier 1 capital	233,631	239,271	247,615	240,867
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(8,852)	(16,721)	-	-
Tier 1 capital	259,279	257,050	247,615	240,867
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	22,031	21,120	21,963	21,027
Total risk-based capital	$281,310	$278,170	$269,578	$261,894

12.	Fair Value Disclosures

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, municipal securities, trust preferred securities, corporate securities and foreign government securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016 and December 31, 2015, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
September 30, 2016:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$152	$152	$-	$-
Securities available for sale
U.S. agency	29,949	-	29,949	-
U.S. agency residential mortgage-backed	169,958	-	169,958	-
U.S. agency commercial mortgage-backed	13,892	-	13,892	-
Private label mortgage-backed	33,578	-	33,578	-
Other asset backed	142,188	-	142,188	-
Obligations of states and political subdivisions	157,989	-	157,989	-
Corporate	51,455	-	51,455	-
Trust preferred	2,450	-	2,450	-
Foreign government	1,653	-	1,653	-
Loans held for sale	38,008	-	38,008	-
Derivatives (1)	3,388	-	3,388	-
Liabilities
Derivatives (2)	2,508	-	2,508	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	10,678	-	-	10,678
Impaired loans (4)
Commercial
Income producing - real estate	262	-	-	262
Land, land development & construction-real estate	172	-	-	172
Commercial and industrial	1,558	-	-	1,558
Mortgage
1-4 Family	368	-	-	368
Other real estate (5)
Commercial
Income producing - real estate (6)	2,963	-	2,963	-
Land, land development & construction-real estate	176	-	-	176
Mortgage
1-4 Family	25	-	-	25
Resort lending	30	-	-	30

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.
(6)	Level 2 valuation is based on sales price at an auction subsequent to September 30, 2016.

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2016			2015
	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$4	$-	$4	$22	$-	$22
Loans held for sale	-	612	612	-	311	311

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2016 and 2015 relating to assets measured at fair value on a non-recurring basis:

●
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $10.7 million which is net of a valuation allowance of $4.7 million at September 30, 2016 and had a carrying amount of $8.5 million which is net of a valuation allowance of $3.3 million at December 31, 2015.  A recovery (charge) of $0.6 million and $(1.5) million was included in our results of operations for the three and nine month periods ending September 30, 2016, respectively and $(0.9) million and $(0.3) million during the same periods in 2015.

●
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $4.4 million, with a valuation allowance of $2.0 million at September 30, 2016 and had a carrying amount of $5.1 million, with a valuation allowance of $2.5 million at December 31, 2015.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.1 million and $1.0 million for the three month periods ending September 30, 2016 and 2015, respectively, and a net expense of $0.3 million and $1.9 million for the nine month periods ending September 30, 2016 and 2015, respectively.

●
Other real estate, which is measured using the fair value of the property, had a carrying amount of $3.2 million which is net of a valuation allowance of $0.6 million at September 30, 2016 and a carrying amount of $1.0 million which is net of a valuation allowance of $1.7 million at December 31, 2015.  An additional charge relating to other real estate measured at fair value of $0.37 million and $0.41 million was included in our results of operations during the three and nine month periods ended September 30, 2016, respectively and $0.03 million and $0.30 million during the same periods in 2015.

We had no assets or liabilities measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
September 30, 2016
Capitalized mortgage loan servicing rights	$10,678	Present value of net servicing revenue	Discount rate	10.06%
			Cost to service	$82
			Ancillary income	24
			Float rate	1.18%
Impaired loans
Commercial (1)	1,787	Sales comparison approach	Adjustment for differences between comparable sales	(2.4)%
Mortgage	368	Sales comparison approach	Adjustment for differences between comparable sales	(10.2)
Other real estate
Commercial	176	Sales comparison approach	Adjustment for differences between comparable sales	(22.5)
Mortgage and installment	55	Sales comparison approach	Adjustment for differences between comparable sales	4.6

December 31, 2015
Capitalized mortgage loan servicing rights	$8,481	Present value of net servicing revenue	Discount rate	10.04%
			Cost to service	$80
			Ancillary income	24
			Float rate	1.73%
Impaired loans
Commercial (1)	1,605	Sales comparison approach	Adjustment for differences between comparable sales	(2.1)%
		Income approach	Capitalization rate	9.3
Mortgage	550	Sales comparison approach	Adjustment for differences between comparable sales	0.7
Other real estate
Commercial	804	Sales comparison approach	Adjustment for differences between comparable sales	(3.9)
Mortgage and installment	183	Sales comparison approach	Adjustment for differences between comparable sales	75.6

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2016 and December 31, 2015, we had an impaired collateral dependent commercial relationship that totaled $0.2 million and $0.4 million, respectively that was primarily secured by collateral other than real estate.  Collateral securing this relationship primarily included machinery and equipment and inventory at September 30, 2016 and December 31, 2015.  Valuation techniques at September 30, 2016 and December 31, 2015, included appraisals and discounting restructuring firm valuations based on estimates of value recovery of each particular asset type.  Discount rates used ranged from 0% to 100% of stated values.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2016	$38,008	$1,326	$36,682
December 31, 2015	27,866	714	27,152

13.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2016
Assets
Cash and due from banks	$38,610	$38,610	$38,610	$-	$-
Interest bearing deposits	75,706	75,706	75,706	-	-
Interest bearing deposits - time	7,233	7,272	-	7,272	-
Trading securities	152	152	152	-	-
Securities available for sale	603,112	603,112	-	603,112	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,507	NA	NA	NA	NA
Net loans and loans held for sale	1,623,319	1,601,113	-	38,008	1,563,105
Accrued interest receivable	6,973	6,973	2	2,438	4,533
Derivative financial instruments	3,388	3,388	-	3,388	-

Liabilities
Deposits with no stated maturity (1)	$1,743,864	$1,743,864	$1,743,864	$-	$-
Deposits with stated maturity (1)	463,096	462,297	-	462,297	-
Other borrowings	11,527	12,702	-	12,702	-
Subordinated debentures	35,569	22,223	-	22,223	-
Accrued interest payable	630	630	17	613	-
Derivative financial instruments	2,508	2,508	-	2,508	-

December 31, 2015
Assets
Cash and due from banks	$54,260	$54,260	$54,260	$-	$-
Interest bearing deposits	31,523	31,523	31,523	-	-
Interest bearing deposits - time	11,866	11,858	-	11,858	-
Trading securities	148	148	148	-	-
Securities available for sale	585,484	585,484	-	585,484	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,471	NA	NA	NA	NA
Net loans and loans held for sale	1,520,346	1,472,613	-	27,866	1,444,747
Accrued interest receivable	6,565	6,565	5	1,969	4,591
Derivative financial instruments	1,238	1,238	-	1,238	-

Liabilities
Deposits with no stated maturity (1)	$1,659,743	$1,659,743	$1,659,743	$-	$-
Deposits with stated maturity (1)	426,220	423,776	-	423,776	-
Other borrowings	11,954	13,448	-	13,448	-
Subordinated debentures	35,569	23,069	-	23,069	-
Accrued interest payable	466	466	21	445	-
Derivative financial instruments	619	619	-	619	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $9.3 million and $11.8 million at September 30, 2016 and December 31, 2015, respectively.  Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $37.3 million and $38.4 million at September 30, 2016 and December 31, 2015, respectively.

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

Our Mepco segment conducts its payment plan business activities across the United States. Mepco acquires the payment plans from companies (which we refer to as Mepco’s “counterparties”) at a discount from the face amount of the payment plan. Each payment plan (which are classified as payment plan receivables in our Condensed Consolidated Statements of Financial Condition) permits a consumer to purchase a vehicle service contract by making installment payments, generally for a term of 12 to 30 months, to the sellers of those contracts (one of the “counterparties”). Mepco thereafter collects the payments from consumers. In acquiring the payment plan, Mepco generally funds a portion of the cost to the seller of the service contract and a portion of the cost to the administrator of the service contract. The administrator, in turn, pays the necessary contractual liability insurance policy (“CLIP”) premium to the insurer or risk retention group.

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

Upon the cancellation of a service contract and the completion of the billing process to the counterparties for amounts due to Mepco, there is a decrease in the amount of “payment plan receivables” and an increase in the amount of “vehicle service contract counterparty receivables” until such time as the amount due from the counterparty is collected. These amounts represent funds actually due to Mepco from its counterparties for cancelled service contracts. Mepco is currently in the process of working to recover these receivables, primarily through negotiated settlements with the counterparties.  In some cases, Mepco requires collateral or guaranties by the principals of the counterparties to secure these refund obligations; however, this is generally only the case when no insurance company is involved to guarantee the repayment obligation of the seller and administrator counterparties. In most cases, there is no collateral to secure the counterparties’ refund obligations to Mepco, but Mepco has the contractual right to offset unpaid refund obligations against amounts Mepco would otherwise be obligated to fund to the counterparties. In addition, even when collateral is involved, the refund obligations of these counterparties are not fully secured. Mepco incurs losses when it is unable to fully recover funds owed to it by counterparties upon cancellation of the underlying service contracts. The sudden failure of one of Mepco’s major counterparties (an insurance company, administrator, or seller/dealer) could expose us to significant losses.

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million on March 31, 2016.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  A full reserve on the remaining balance ($1.39 million) on this note was maintained at September 30, 2016.   This counterparty has made the first six required monthly payments on the note.  As a longer-term payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve. Vehicle service contract counterparty receivables, net totaled $2.6 million as of September 30, 2016 compared to $7.2 million as of December 31, 2015.  Expense/(credit) related to vehicle service contract counterparty contingencies included in non-interest expense totaled $(0.039) million and $0.030 million for the three month periods ended September 30, 2016 and 2015, respectively and totaled $(0.010) million and $0.089 million for the nine month periods ended September 30, 2016 and 2015, respectively.  These charges (recoveries) are being classified in non-interest expense because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was an expense (credit) of $0.05 million and $(0.04) million for the three months ended September 30, 2016 and 2015, respectively and $0.03 million and $(0.06) million for the nine month periods ended September 30, 2016 and 2015, respectively.  The small expenses in 2016 are primarily due to establishing specific reserves for pending loss reimbursement claims.  The small credit provisions in 2015 are due primarily to the settlements of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of the respective previous period.  The reserve for loss reimbursements on sold mortgage loans totaled $0.6 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at September 30, 2016 and December 31, 2015 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Total
For the three months ended September 30,
2016
Balances at beginning of period	$2,515	$(5,798)	$(3,283)
Other comprehensive income before reclassifications	278	-	278
Amounts reclassified from AOCL	(10)	-	(10)
Net current period other comprehensive income	268	-	268
Balances at end of period	$2,783	$(5,798)	$(3,015)

2015
Balances at beginning of period	$408	$(5,798)	$(5,390)
Other comprehensive income before reclassifications	894	-	894
Amounts reclassified from AOCL	-	-	-
Net current period other comprehensive income	894	-	894
Balances at end of period	$1,302	$(5,798)	$(4,496)

For the nine months ended September 30,
2016
Balances at beginning of period	$(238)	$(5,798)	$(6,036)
Other comprehensive income before reclassifications	3,215	-	3,215
Amounts reclassified from AOCL	(194)	-	(194)
Net current period other comprehensive income	3,021	-	3,021
Balances at end of period	$2,783	$(5,798)	$(3,015)

2015
Balances at beginning of period	$162	$(5,798)	$(5,636)
Other comprehensive income before reclassifications	1,189	-	1,189
Amounts reclassified from AOCL	(49)	-	(49)
Net current period other comprehensive income	1,140	-	1,140
Balances at end of period	$1,302	$(5,798)	$(4,496)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2016
Unrealized gains on securities available for sale
	$15	Net gains on securities
	-	Net impairment loss recognized in earnings
	15	Total reclassifications before tax
	5	Income tax expense
	$10	Reclassifications, net of tax

2015
Unrealized gains on securities available for sale
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2016
Unrealized gains on securities available for sale
	$298	Net gains on securities
	-	Net impairment loss recognized in earnings
	298	Total reclassifications before tax
	104	Income tax expense
	$194	Reclassifications, net of tax

2015
Unrealized gains on securities available for sale
	$75	Net gains on securities
	-	Net impairment loss recognized in earnings
	75	Total reclassifications before tax
	26	Income tax expense
	$49	Reclassifications, net of tax

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

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. At times, we have experienced a difficult economy in Michigan. Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2016, albeit at an uneven pace.  There has been an overall decline in the unemployment rate as well as generally improving housing prices and other related statistics (such as home sales and new building permits).  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, lower levels of new loan defaults, and reduced levels of loan net charge-offs.

Regulation. On July 2, 2013, the Federal Reserve Board (the "FRB") approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in over a four-year period beginning in 2016 with 0.625% added to the minimum ratio for adequately capitalized institutions for 2016 and each subsequent year until being fully phased in during 2019.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer.  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. We were subject to the New Capital Rules beginning on January 1, 2015, and as of September 30, 2016 and December 31, 2015 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the third quarter and first nine months of 2016 as compared to 2015.

Index
Results of Operations

Summary.  We recorded net income of $6.4 million and $5.0 million, respectively, during the three months ended September 30, 2016 and 2015.  The increase in net income on a comparative quarterly basis is due primarily to increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and income tax expense.

We recorded net income of $16.9 million and $14.4 million, respectively, during the nine months ended September 30, 2016 and 2015.  The increase in net income on a comparative year-to-date basis is due primarily to an increase in net interest income and decreases in the provision for loan losses (a higher credit) and in non-interest expense that were partially offset by a decrease in non-interest income and an increase in income tax expense.

Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (annualized) to
Average assets	1.02%	0.86%	0.92%	0.84%
Average common shareholders’ equity	10.20	7.84	9.19	7.59

Net income per common share
Basic	$0.30	$0.22	$0.79	$0.63
Diluted	0.30	0.22	0.78	0.62

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

Our net interest income totaled $20.0 million during the third quarter of 2016, an increase of $1.2 million, or 6.1% from the year-ago period.  The quarterly increase in net interest income in 2016 compared to 2015 primarily reflects a $182.3 million increase in average interest-earning assets that was partially offset by a seven basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2016, net interest income totaled $59.4 million, an increase of $3.8 million, or 6.8% from 2015. The year-to-date increase in net interest income in 2016 compared to 2015 primarily reflects a $169.4 million increase in average interest-earning assets that was partially offset by a four basis point decrease in our net interest margin.

Index
The decline in our net interest margin is primarily due to the prolonged low interest rate environment that has pushed our average yield on loans lower as well as a slight increase in our cost of funds (caused primarily by a higher mix and slightly higher average interest rate on time deposits).

Interest rates have generally been at extremely low levels since 2008 due primarily to the FRB’s monetary policies and its efforts to stimulate the U.S. economy.  This very low interest rate environment has generally had an adverse impact on our net interest margin.   Based on recent announcements by the FRB, short-term interest rates are expected to remain extremely low until at least late-2016 or 2017.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), we would expect that our net interest margin will generally benefit on a long-term basis from rising interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2016 non-accrual loans averaged $10.7 million and $10.6 million, respectively compared to $12.9 million and $13.7 million, respectively for the same periods in 2015.  In addition, in the third quarter and first nine months of 2016 we had net recoveries of $0.07 million and $0.75 million, respectively, of accrued and unpaid interest on loans placed on or taken off non-accrual or previously charged-off during each period compared to net recoveries of $0.16 million and $0.34 million, respectively, during the same periods in 2015.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,613,189	$18,562	4.59%	$1,470,529	$17,834	4.83%
Tax-exempt loans (2)	3,492	53	6.04	3,740	54	5.73
Taxable securities	534,319	2,537	1.90	520,805	1,901	1.46
Tax-exempt securities (2)	58,694	507	3.46	33,104	347	4.19
Interest bearing cash	69,603	86	0.49	68,972	70	0.40
Other investments	15,347	195	5.05	15,231	225	5.86
Interest Earning Assets	2,294,644	21,940	3.81	2,112,381	20,431	3.85
Cash and due from banks	34,565			45,477
Other assets, net	152,793			164,253
Total Assets	$2,482,002			$2,322,111

Liabilities
Savings and interest-bearing checking	$1,014,201	284	0.11	$990,229	266	0.11
Time deposits	438,504	970	0.88	371,501	721	0.77
Other borrowings	47,227	493	4.15	47,769	465	3.86
Interest Bearing Liabilities	1,499,932	1,747	0.46	1,409,499	1,452	0.41
Non-interest bearing deposits	706,282			633,305
Other liabilities	27,110			23,844
Shareholders’ equity	248,678			255,463

Total liabilities and shareholders’ equity	$2,482,002			$2,322,111

Net Interest Income		$20,193			$18,979

Net Interest Income as a Percent of Average Interest Earning Assets			3.51%			3.58%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Rate (3)	Average Balance	Interest	Rate (3)
	(Dollars in thousands)
Assets (1)
Taxable loans	$1,577,758	$55,255	4.67%	$1,446,857	$52,736	4.87%
Tax-exempt loans (2)	3,564	163	6.11	4,097	189	6.17
Taxable securities	532,576	7,261	1.82	518,906	5,528	1.42
Tax-exempt securities (2)	50,286	1,320	3.50	32,790	1,021	4.15
Interest bearing cash	75,121	292	0.52	64,913	194	0.40
Other investments	15,456	592	5.12	17,772	728	5.48
Interest Earning Assets	2,254,761	64,883	3.84	2,085,335	60,396	3.87
Cash and due from banks	38,069			44,829
Other assets, net	157,570			167,849
Total Assets	$2,450,400			$2,298,013

Liabilities
Savings and interest-bearing checking	$1,018,727	831	0.11	$988,594	792	0.11
Time deposits	435,146	2,689	0.83	373,235	2,169	0.78
Other borrowings	47,405	1,455	4.10	47,930	1,382	3.86
Interest Bearing Liabilities	1,501,278	4,975	0.44	1,409,759	4,343	0.41
Non-interest bearing deposits	677,645			609,192
Other liabilities	25,612			24,581
Shareholders’ equity	245,865			254,481

Total liabilities and shareholders’ equity	$2,450,400			$2,298,013

Net Interest Income		$59,908			$56,053

Net Interest Income as a Percent of Average Interest Earning Assets			3.55%			3.59%

(1)	All domestic.
(2)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(3)	Annualized

Index
Provision for loan losses.  The provision for loan losses was a credit of approximately $0.2 million during both the three months ended September 30, 2016 and 2015. During the nine-month periods ended September 30, 2016 and 2015, the provision was a credit of $1.4 million and $1.0 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2016.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. We regard net gains on mortgage loans as a recurring source of revenue but they are quite cyclical and thus can be volatile.

Non-interest income totaled $11.7 million during the three months ended September 30, 2016, an increase of $1.6 million from the comparable period in 2015.  For the first nine months of 2016 non-interest income totaled $29.1 million, a $1.0 million decrease from the comparable period in 2015.  The components of non-interest income are as follows:

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Service charges on deposit accounts	$3,281	$3,294	$9,164	$9,261
Interchange income	1,943	2,169	5,797	6,551
Net gains (losses) on assets:
Mortgage loans	3,556	1,812	7,727	5,735
Securities	(45)	45	302	97
Mortgage loan servicing, net	858	(556)	(454)	476
Investment and insurance commissions	427	447	1,278	1,380
Bank owned life insurance	282	304	870	979
Title insurance fees	319	281	860	874
Gain on branch sale	-	1,193	-	1,193
Other	1,087	1,130	3,553	3,522
Total non-interest income	$11,708	$10,119	$29,097	$30,068

Service charges on deposit accounts declined slightly on both a comparative quarterly and year-to-date basis in 2016 as compared to 2015.  Over the last few years, such service charges have been decreasing, principally due to a decline in non-sufficient funds (“NSF”) occurrences and related NSF fees. We believe the long-term decline in NSF occurrences is due to our customers managing their finances more closely and having real-time access to deposit account information through electronic channels allowing them to reduce NSF activity and avoid the associated fees.

Interchange income decreased on both a comparative quarterly and year-to-date basis in 2016 as compared to 2015.  The decrease in interchange income in 2016 as compared to 2015 primarily results from lower incentives under our Debit Brand Agreement with MasterCard.  In addition, although transaction volume increased 1.8% year-over-year, interchange revenue per transaction declined by 5.3%, primarily due to a higher mix of debit (PIN-based) versus credit (signature-based) transactions.

Index
Net gains on mortgage loans increased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Mortgage loans originated	$123,124	$79,648	$288,592	$260,744
Mortgage loans sold	89,349	71,063	215,494	221,957
Net gains on the sale of mortgage loans	3,556	1,812	7,727	5,735
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.98%	2.55%	3.59%	2.58%
Fair value adjustments included in the Loan Sales Margin	0.55	(0.05)	0.40	0.21

The increases in mortgage loan originations  in 2016 as compared to 2015 are due primarily to a decrease in mortgage loan interest rates during parts of 2016 that resulted in an increase in  mortgage loan refinance volumes as well as an improving housing market which has resulted in an increase in purchase money mortgage origination volume.

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold.  Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 3.43% and 2.60% in the third quarters of 2016 and 2015, respectively and 3.19% and 2.37% for the comparative 2016 and 2015 year-to-date periods, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2016 was generally due to a widening of primary-to-secondary market pricing spreads as well as a higher content of government (FHA and VA) mortgage loan sales, which generally have higher profit margins than conventional mortgage loan sales. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.  Because of recent increases in longer-term interest rates and competitive factors, we do not expect the significant increase in the Loan Sales Margin that we have experienced in the first nine months of 2016 to continue into the last quarter of 2016 or into 2017.

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

Net securities (losses) gains totaled $(0.045) million and $0.302 million during the three and nine months ended September 30, 2016, respectively, and $0.045 million and $0.097 million for the respective comparable periods in 2015.  The third quarter 2016 securities net losses were due primarily to a $0.06 million decrease in the fair value of trading securities. The year-to-date 2016 securities net gains were due primarily to the sale of $56.5 million of investments.  The third quarter 2015 securities net gains were due to an increase in the fair value of our trading securities.  The 2015 year-to-date securities net gains were due to the sale of $11.8 million of investments and an increase in the fair value of our trading securities.  We recorded no net impairment losses in 2016 or 2015 for other than temporary impairment of securities available for sale.  (See “Securities.”)

Index
Mortgage loan servicing generated income of $0.9 million and a loss of $0.5 million in the third quarter and first nine months of 2016, respectively, compared to a loss of $0.6 million and income of $0.5 million in the third quarter and first nine months of 2015, respectively. These variances are primarily due to changes in the valuation allowance on and the amortization of capitalized mortgage loan servicing rights. The period end valuation allowance is based on the valuation of the mortgage loan servicing portfolio.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$10,331	$12,535	$12,436	$12,106
Originated servicing rights capitalized	896	678	2,153	2,128
Amortization	(799)	(700)	(2,065)	(2,259)
Change in valuation allowance	620	(883)	(1,476)	(345)
Balance at end of period	$11,048	$11,630	$11,048	$11,630

Valuation allowance at end of period	$4,748	$4,118	$4,748	$4,118

At September 30, 2016 we were servicing approximately $1.64 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.24% and a weighted average service fee of approximately 25.5 basis points. Remaining capitalized mortgage loan servicing rights at September 30, 2016 totaled $11.0 million, representing approximately 67 basis points on the related amount of mortgage loans serviced for others. The capitalized mortgage loan servicing had an estimated fair market value of $11.1 million at September 30, 2016.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues were relatively unchanged on a quarterly basis and declined slightly on a year-to-date basis in 2016 as compared to 2015, due primarily to open sales representative positions that were not filled until the second quarter of 2016.

Income from bank owned life insurance declined on both a comparative quarterly and year-to-date basis in 2016 compared to 2015 reflecting a lower average crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $53.8 million and $54.4 million at September 30, 2016 and December 31, 2015, respectively.

Index
Title insurance fees were slightly higher on a comparative quarterly basis and relatively unchanged on a year-to-date basis in 2016 as compared to 2015.  The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

Third quarter and year-to-date 2015 results include a net gain of $1.2 million on the sale of our Midland, Michigan branch.

Other non-interest income was relatively unchanged on both a comparative quarterly and year-to-date basis in 2016 compared to 2015.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure and management is focused on a number of initiatives to reduce and contain non-interest expenses.

Non-interest expense increased by $0.65 million to $22.5 million and decreased by $0.1 million to $65.5 million during the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods in 2015.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Compensation	$8,546	$8,419	$24,948	$24,880
Performance-based compensation	2,174	1,572	5,374	4,604
Payroll taxes and employee benefits	2,311	2,038	6,590	6,121
Compensation and employee benefits	13,031	12,029	36,912	35,605
Data processing	1,971	2,001	6,008	5,958
Occupancy, net	1,919	1,940	5,982	6,399
Furniture, fixtures and equipment	990	998	2,939	2,915
Communications	670	754	2,280	2,184
Loan and collection	568	816	1,964	2,938
Advertising	455	406	1,410	1,338
Legal and professional fees	420	519	1,178	1,352
FDIC deposit insurance	187	350	852	1,044
Interchange expense	276	279	809	859
Credit card and bank service fees	203	197	588	602
Supplies	178	190	551	619
Amortization of intangible assets	86	86	260	260
Net (gains) losses on other real estate and repossessed assets	263	5	98	(173)
Provision for loss reimbursement on sold loans	45	(35)	30	(59)
Costs related to unfunded lending commitments	73	26	6	46
Vehicle service contract counterparty contingencies	(39)	30	(10)	89
Other	1,233	1,288	3,612	3,633
Total non-interest expense	$22,529	$21,879	$65,469	$65,609

Compensation and employee benefits expenses, in total, increased $1.0 million, or 8.3%, on a quarterly comparative basis and increased $1.3 million, or 3.7%, for the first nine months of 2016 compared to the same periods in 2015.

Compensation expense increased by $0.1 million, or 1.5%, and by $0.1 million, or 0.3%, in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.  Average full-time equivalent employees (“FTEs”) were higher by approximately 1.4% and lower by approximately 0.7% during the third quarter and first nine months of 2016, respectively, compared to the year ago periods.  On a year-to-date basis, the impact of the slight decline in the average FTE level was offset by merit raises granted in 2016.

Performance-based compensation increased by $0.6 million and by $0.8 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015, due primarily to a higher accrual for anticipated incentive compensation based on our estimated 2016 performance as compared to goals.

Index
Payroll taxes and employee benefits increased by $0.3 million and $0.5 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.  The quarterly increase is due primarily to increases in medical insurance and employee training costs as well as a higher employer 401(k) contribution.  The year-to-date increase is due primarily to a higher employer 401(k) contribution and increased employee training costs.  The increased employee training costs primarily relate to a new sales training program implemented in 2016.

Data processing expenses were relatively unchanged in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.  A decline in software amortization expense was offset by the cost of new services added with our core data processing vendor or other outside service providers.

Occupancy, net, was relatively unchanged and decreased by $0.4 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.  The year-to-date decline is primarily due to decreases in utility costs and real estate property taxes (which reflect fewer properties owned due to sales or other dispositions) and lower lease costs for our Mepco Finance Corporation (“Mepco”) Chicago office due to relocating to smaller space in the fourth quarter of 2015.

Furniture, fixtures and equipment expenses were relatively unchanged on both a comparative quarterly and year-to-date basis.

Communications expenses declined by $0.1 million and increased by $0.1 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.  The year-to-date increase in 2016 is due primarily to mailing costs for a new checking account program.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have further declined in 2016, which primarily reflects the overall year-over-year decrease in non-performing assets and watch credits. (See “Portfolio Loans and asset quality.”)

Advertising expenses increased slightly on both a quarterly and year-to-date basis in 2016 as compared to 2015, due primarily to the cost of a new checking account acquisition program.

Legal and professional fees decreased on both a comparative quarterly and year-to-date basis due primarily to a decline in legal fees at Mepco because of the resolution (in the first quarter of 2016) of counterparty litigation associated with collection matters.

FDIC deposit insurance decreased on both a comparative quarterly and year-to-date basis due primarily to a decline in our premium rate during the third quarter of 2016.  At June 30, 2016, the FDIC Deposit Insurance Fund reserve ratio reached 1.15%, which triggered a new assessment method and generally lower deposit insurance premiums for banks with less than $10 billion in assets.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost has declined slightly on both a comparative quarterly and year-to-date basis due primarily to the decline in debit card transaction revenue described above.

Index
Credit card and bank service fees were essentially unchanged on both a comparative quarterly and year-to-date basis as the number of payment plans being serviced by Mepco in 2016 compared to 2015 was relatively stable.

Supplies expenses decreased on both a comparative quarterly and year-to-date basis due primarily to declines at Mepco associated with the outsourcing of its mailroom operations.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $2.0 million and $2.3 million at September 30, 2016 and December 31, 2015, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Net (gains) losses on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  In general, greater stability in real estate prices during the last few years (with several markets even experiencing price increases) has resulted in modest losses or gains on the sale of other real estate.  We recorded net losses of $0.263 million and $0.098 million in the third quarter and first nine months of 2016, respectively, as compared to a net loss of $0.005 million and a net gain of $0.173 million, respectively, recorded in the same periods in 2015.  The net losses in 2016 primarily reflect a $0.36 million write-down in the third quarter on a group of commercial income-producing properties that were sold at auction.  We expect to close on this sale ($3.0 million balance in other real estate at September 30, 2016) in the fourth quarter of 2016.

The provision for loss reimbursement on sold loans was an expense of $0.045 million and $0.030 million in the third quarter and first nine months of 2016, respectively, compared to a credit of $0.035 million and a credit of $0.059 million in the third quarter and first nine months of 2015, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae).  The small expenses in 2016 are primarily due to establishing specific reserves for pending loss reimbursement claims.  The small credit provisions in 2015 are due primarily to the settlements of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of the respective previous period.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.560 million and $0.530 million at September 30, 2016 and December 31, 2015, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. The reserve levels at September 30, 2016 and December 31, 2015 also reflect the resolution of the mortgage loan origination years of 2000 to 2008 with Fannie Mae and Freddie Mac.  We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

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

In particular, as noted in our Risk Factors included in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million on March 31, 2016.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  A full reserve on the remaining balance ($1.39 million) on this note was maintained at September 30, 2016.   This counterparty has made the first six required monthly payments on the note.  As a longer-term payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve.  Vehicle service contract counterparty receivables, net totaled $2.6 million as of September 30, 2016 compared to $7.2 million as of December 31, 2015.

In addition, see Note #14 to the Condensed Consolidated Financial Statements included within this report for more information about Mepco's business, certain risks and difficulties we currently face with respect to that business, and reserves we have established (through vehicle service contract counterparty contingencies expense) for losses related to the business.

Other non-interest expenses were relatively unchanged in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015.

Income tax expense.  We recorded an income tax expense of $3.0 million and $7.5 million in the third quarter and the first nine months of 2016, respectively. This compares to an income tax expense of $2.3 million and $6.7 million in the third quarter and the first nine months of 2015, respectively.

Index
The second quarter and first nine months of 2016 included a $0.3 million income tax benefit resulting from the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-09 “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). See Note #2 to the Condensed Consolidated Financial Statements.

Our actual federal income tax expense is different than the amount computed by applying our statutory federal income tax rate to our pre-tax income primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both September 30, 2016 and 2015, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both September 30, 2016 and December 31, 2015. This valuation allowance on our deferred tax assets primarily relates to state income taxes at our Mepco segment.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the uncertainty of Mepco’s future earnings attributable to particular states (given the various apportionment criteria) and the significant reduction in the size of Mepco’s business.

Business Segments.  Our reportable segments are based upon legal entities.  We currently have two reportable segments:  Independent Bank and Mepco.  These business segments are also differentiated based on the products and services provided.  We evaluate performance based principally on net income (loss) of the respective reportable segments.

The following table presents net income (loss) by business segment.

Business Segments

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Independent Bank	$6,665	$5,455	$17,834	$15,623
Mepco	(20)	(168)	(225)	(437)
Other(1)	(256)	(224)	(652)	(693)
Elimination	(16)	(16)	(46)	(46)
Net income (loss)	$6,373	$5,047	$16,911	$14,447

(1)	Includes amounts relating to our parent company.

The increase in third quarter net income at Independent Bank in 2016 compared to 2015 is primarily due to increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and income tax expense. The increase in year-to-date net income at Independent Bank in 2016 compared to 2015 is primarily due to an increase in net interest income and decreases in the provision for loan losses (a higher credit) and in non-interest expense that were partially offset by a decrease in non-interest income and an increase in income tax expense.  (See “Net interest income,” “Provision for loan losses,” “Non-interest income,” “Non-interest expense,” “Income tax expense,” and “Portfolio Loans and asset quality.”)

Index
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

Financial Condition

Summary.  Our total assets increased by $129.3 million during the first nine months of 2016 due primarily to increases in cash and cash equivalents, securities available for sale and loans.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.61 billion at September 30, 2016, an increase of $92.3 million, or 6.1%, from December 31, 2015.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.21 billion at September 30, 2016, compared to $2.09 billion at December 31, 2015.  The $121.0 million increase in total deposits during the period is primarily due to growth in checking, savings and time deposit account balances.

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

Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
September 30, 2016	$598,831	$6,313	$2,032	$603,112
December 31, 2015	585,851	3,152	3,519	585,484

In the first quarter of 2016, we initiated the use of Pacific Investment Management Company LLC (“PIMCO”) to manage an approximately $150 million segment of our securities available for sale.  This segment of our securities available for sale has a similar risk-weighting and duration as our remaining portfolio.

Index
Securities available for sale increased by $17.6 million during the first nine months of 2016 due primarily to increases in private label mortgage-backed securities, asset-backed securities, corporate securities and municipal securities. The securities were purchased to utilize a portion of the funds generated from the increase in total deposits. (See “Deposits” and “Liquidity and capital resources.”)

Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss.

Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended September 30,
	2016	2015
	(In thousands)
Proceeds	$56,451	$11,786

Gross gains	$350	$75
Gross losses	(52)	-
Net impairment charges	-	-
Fair value adjustments	4	22
Net gains	$302	$97

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions. In August 2016, we purchased $14.8 million of single-family residential fixed rate mortgage loans from another Michigan-based financial institution.  These mortgage loans were all on properties located in Michigan, had a weighted average interest rate (after a 0.25% servicing fee) of 3.65% and a weighted average remaining contractual maturity of 332 months. In December 2015, we purchased $32.6 million of single-family residential fixed rate jumbo mortgage loans from another Michigan-based financial institution.  These mortgage loans were all on properties located in Michigan, had a weighted average interest rate (after a 0.25% servicing fee) of 3.94% and a weighted average remaining contractual maturity of 344 months.

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

Non-performing assets(1)
	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans	$10,801	$10,607
Loans 90 days or more past due and still accruing interest	-	116
Total non-performing loans	10,801	10,723
Other real estate and repossessed assets	4,989	7,150
Total non-performing assets	$15,790	$17,873
As a percent of Portfolio Loans
Non-performing loans	0.67%	0.71%
Allowance for loan losses	1.37	1.49
Non-performing assets to total assets	0.62	0.74
Allowance for loan losses as a percent of non-performing loans	204.08	210.48

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Index
Troubled debt restructurings ("TDR")

	September 30, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$12,642	$62,299		$74,941
Non-performing TDR's(1)	2,352	3,421	(2)	5,773
Total	$14,994	$65,720		$80,714

	December 31, 2015
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$13,318	$68,194		$81,512
Non-performing TDR's(1)	3,041	3,777	(2)	6,818
Total	$16,359	$71,971		$88,330

(1)	Included in non-performing assets table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $0.08 million, or 0.7%, during the first nine months of 2016 due principally to an increase in non-performing mortgage loans that was largely offset by declines in non-performing commercial and consumer installment loans.  In general, improving economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a generally stable or downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $74.9 million, or 4.7% of total Portfolio Loans, and $81.5 million, or 5.4% of total Portfolio Loans, at September 30, 2016 and December 31, 2015, respectively. The decrease in the amount of performing TDRs in the first nine months of 2016 primarily reflects a decline in retail loan TDRs.

Other real estate and repossessed assets totaled $5.0 million at September 30, 2016, compared to $7.2 million at December 31, 2015. This decrease is primarily the result of sales of other real estate being in excess of the migration of non-performing loans secured by real estate into other real estate as the foreclosure process is completed.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.08% (as a result of net recoveries) on an annualized basis in the first nine months of 2016 compared to 0.03% in the first nine months of 2015.  The $1.3 million decline in loan net charge-offs is primarily due to declines in commercial loan and mortgage loan net charge-offs.  The overall decrease in loan net charge-offs primarily reflects a year-over-year reduction in non-performing loans and improvement in collateral liquidation values.

Index
Allowance for loan losses

	Nine months ended September 30,
	2016		2015
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$22,570	$652	$25,990	$539
Additions (deductions)
Provision for loan losses	(1,439)	-	(1,037)	-
Recoveries credited to allowance	3,623	-	3,418	-
Loans charged against the allowance	(2,711)	-	(3,767)	-
Additions (deductions) included in non-interest expense	-	6	-	46
Balance at end of period	$22,043	$658	$24,604	$585

Net loans charged against the allowance to average Portfolio Loans (annualized)	(0.08)%		0.03%

Allocation of the Allowance for Loan Losses

	September 30, 2016	December 31, 2015
	(In thousands)
Specific allocations	$10,375	$10,983
Other adversely rated commercial loans	559	1,053
Historical loss allocations	5,566	5,262
Additional allocations based on subjective factors	5,543	5,272
Total	$22,043	$22,570

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

Mepco’s allowance for losses is determined in a similar manner as discussed above, and primarily takes into account historical loss experience and other subjective factors deemed relevant to Mepco’s payment plan business. Estimated incurred losses associated with Mepco’s outstanding vehicle service contract payment plans are included in the provision for loan losses. Mepco recorded a $0.003 million credit and a $0.005 million credit in the first nine months of 2016 and 2015, respectively, for its provision for loan losses.  Mepco’s allowance for loan losses totaled $0.060 million and $0.063 million at September 30, 2016 and December 31, 2015, respectively. Mepco has established procedures for vehicle service contract payment plan servicing, administration and collections, including the timely cancellation of the vehicle service contract, in order to protect our position in the event of payment default or voluntary cancellation by the customer. Mepco has also established procedures to attempt to prevent and detect fraud since the payment plan origination activities and initial customer contacts are done entirely through unrelated third parties (vehicle service contract administrators and sellers or automobile dealerships). However, there can be no assurance that the aforementioned risk management policies and procedures will prevent us from the possibility of incurring significant credit or fraud related losses in this business segment. The estimated incurred losses described in this paragraph should be distinguished from the possible losses we may incur from counterparties failing to pay their obligations to Mepco.  See Note #14 to the Condensed Consolidated Financial Statements included within this report.

Index
The allowance for loan losses decreased $0.53 million to $22.04 million at September 30, 2016 from $22.57 million at December 31, 2015 and was equal to 1.37% of total Portfolio Loans at September 30, 2016 compared to 1.49% at December 31, 2015. Two of the four components of the allowance for loan losses outlined above declined in the first nine months of 2016. The allowance for loan losses related to specific loans decreased $0.61 million in 2016 due primarily to a $7.0 million decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.49 million in 2016 primarily due to a decrease in the balance of such loans included in this component to $13.8 million at September 30, 2016 from $27.8 million at December 31, 2015. The allowance for loan losses related to historical losses increased $0.30 million during 2016 due principally to loan growth. The allowance for loan losses related to subjective factors increased $0.27 million during 2016 also primarily due to overall growth of the loan portfolio.

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

Deposits totaled $2.21 billion and $2.09 billion at September 30, 2016 and December 31, 2015, respectively.  The $121.0 million increase in deposits during the first nine months of 2016 is due to growth in checking, savings and time deposit account balances.  Reciprocal deposits totaled $46.6 million and $50.2 million at September 30, 2016 and December 31, 2015, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2016, we had approximately $572.4 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

Index
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $11.5 million and $12.0 million at September 30, 2016 and December 31, 2015, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2016, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $58.2 million, or 2.6% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first nine months of 2016 and 2015, we entered into $23.0 million and $16.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.4 million and $0.3 million of fee income related to these transactions during each of the first nine month periods of 2016 and 2015, respectively.

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

Index
At September 30, 2016, we had $324.1 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.74 billion of our deposits at September 30, 2016, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $11.5 million as of September 30, 2016 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	September 30, 2016	December 31, 2015
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	323,303	339,462
Accumulated deficit	(69,386)	(82,334)
Accumulated other comprehensive loss	(3,015)	(6,036)
Total shareholders’ equity	250,902	251,092
Total capitalization	$285,402	$285,592

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

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2016 and December 31, 2015. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity decreased slightly to $250.9 million at September 30, 2016 from $251.1 million at December 31, 2015 due primarily to share repurchases and dividends paid that were partially offset by our net income in the first nine months of 2016 and a decline in our accumulated other comprehensive loss.

We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014 and continued to pay regular quarterly dividends at that amount through August 2015.  In October 2016 and 2015, our Board of Directors increased the quarterly cash dividend on our common stock to ten cents and eight cents per share, respectively.

For the past several years, the Bank had negative “undivided profits” (i.e. a retained deficit). Under Michigan banking regulations, the Bank was not permitted to pay a dividend when it had a retained deficit.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2016, we requested regulatory approval for an $18.0 million return of capital from the Bank to the parent company.  This return of capital request was approved by our banking regulators on February 24, 2016 and the Bank returned $18.0 million of capital to the parent company on February 25, 2016.  In the second quarter of 2016, the Bank returned to a positive retained earnings position.  At September 30, 2016, the Bank had retained earnings of $8.7 million.  In October 2016, the Bank paid a $5.0 million dividend to the parent company.  Also see Note #11 to the Condensed Consolidated Financial Statements included within this report.

On January 21, 2016, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2016 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    The repurchase plan is authorized to last through December 31, 2016.  We intend and expect to accomplish the repurchases through open market transactions, though we could effect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, other regulatory requirements, potential alternative uses for capital, and our financial performance. The repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.  On April 26, 2016 our Board of Directors authorized a $5.0 million expansion of this repurchase plan. Through October 31, 2016, we repurchased 1,153,136 shares of our common stock pursuant to this plan at an average price of $14.62 per share leaving $4.4 million remaining under this repurchase plan.

Index
As of September 30, 2016 and December 31, 2015, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see Note #11 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2016
200 basis point rise	$387,000	11.50%	$85,700	7.93%
100 basis point rise	372,400	7.29	83,000	4.53
Base-rate scenario	347,100	-	79,400	-
100 basis point decline	314,500	(9.39)	74,700	(5.92)

December 31, 2015
200 basis point rise	$419,600	8.42%	$80,700	6.32%
100 basis point rise	407,300	5.25	78,700	3.69
Base-rate scenario	387,000	-	75,900	-
100 basis point decline	356,500	(7.88)	72,000	(5.14)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2016, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2016, the Company issued 652 shares of common stock to non-employee directors on a current basis and 1,325 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on July 1, 2016, at a price of $14.51 per share, representing aggregate fees of $0.03 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan(1)
July 2016	93,271	$14.41	93,271	-
August 2016	-	-	-	-
September 2016	-	-	-	-
Total	93,271	$14.41	93,271	-

(1)	Plus an additional $4.4 million.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

Date	November 3, 2016	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 3, 2016	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer