Form 10-K
period 2016-12-31
INDEPENDENT BANK CORP /MI/
filed 2017-03-07
CIK 39311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No X

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

Large accelerated filer ____ Accelerated filer X Non-accelerated filer _____ Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act). Yes ___ No X

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016, was $300,063,109.

The number of shares outstanding of the registrant’s common stock as of March 3, 2017 was 21,328,758.

Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 34-35

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

Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across lower Michigan, which are served by the bank’s main office in Grand Rapids, Michigan, and a total of 62 branches, one drive-thru facility, and 12 loan production offices. We also recently opened two loan production offices in Ohio (Columbus and Fairlawn). Most of our bank’s branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2016, our bank had total loans (excluding loans held for sale) of $1.608 billion and total deposits of $2.226 billion. As of December 31, 2016, we had 737 full-time employees and 148 part-time employees.

In addition to general banking services, our bank also offers title insurance services through a separate subsidiary and investment and insurance services through a third party agreement with Cetera Investment Services LLC.

On December 30, 2016, we entered into an asset purchase agreement to sell substantially all of the assets of Mepco Finance Corporation (“Mepco”), a subsidiary of our bank that is engaged in the business of acquiring and servicing payment plans used by consumers to purchase vehicle service contracts provided and administered by third parties. Mepco purchases payment plans from companies (which we referred to as Mepco’s “counterparties”) that provide vehicle service contracts to consumers. The payment plans (which are classified as payment plan receivables for periods prior to December 31, 2016 and “payment plan receivables and other assets held for sale” as of December 31, 2016 in our Consolidated Statements of Financial Condition) permit a consumer to purchase a service contract by making installment payments, generally for a term of 12 to 30 months, to the sellers of those contracts (one of the counterparties). Mepco does not have recourse against the consumer for non-payment of a payment plan and therefore does not evaluate the creditworthiness of the individual customer. When consumers stop making payments or exercise their right to voluntarily cancel the contract, the remaining unpaid balance of the payment plan is normally recouped by Mepco from the counterparties that sold the contract and provided the coverage. The refund obligations of these counterparties are not fully secured. We record losses or charges in vehicle service contract counterparty contingencies expense, included in non-interest expense-other in the Consolidated Statements of Operations, for estimated defaults by these counterparties in their obligations to Mepco.

ITEM 1.   BUSINESS (continued)

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2016	2015	2014
Interest and fees on loans	57.6%	58.6%	60.2%
Other interest income	9.6	8.2	7.3
Non-interest income	32.8	33.2	32.5
	100.0%	100.0%	100.0%

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

ITEM 1.   BUSINESS (continued)

Our Tier 1 capital as of December 31, 2016, includes $34.5 million of trust preferred securities (classified on our balance sheet as “Subordinated debentures”). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the “Dodd-Frank Act”) imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

On January 1, 2015, we became subject to new regulatory capital rules issued by the Federal Reserve in 2013. In general, these new capital rules increase the minimum requirements for both the quantity and quality of capital we maintain. The rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This 2.5% capital conservation buffer is being phased in over a four-year period that began in 2016. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. As to the quality of capital, the new rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the new capital rules to our organization is described below. Under these new capital rules, our existing trust preferred securities are grandfathered as qualifying regulatory capital. We believe we currently exceed all of the capital ratio requirements of these new capital rules.

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

On January 1, 2015, we became subject to new regulatory capital rules issued by the Federal Reserve in 2013. In general, these new capital rules increase the minimum requirements for both the quantity and quality of capital we maintain. The rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This 2.5% capital conservation buffer is being phased in over a four-year period that began in 2016. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. As to the quality of capital, the new rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The application of the new capital rules to our organization is described below. We believe we currently exceed all of the capital ratio requirements of these new capital rules.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	8% or above	6.5% or above	5% or above
Adequately capitalized	8% or above	6% or above	4.5% or above	4% or above
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%
Critically undercapitalized	Tangible equity to total assets of 2% or less

At December 31, 2016, our bank’s ratios exceeded minimum requirements for the well-capitalized category.

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

A number of new consumer protection laws were implemented following the recent recession, including:

•	The Homeowner Affordability and Stability Plan (HASP) was implemented in 2009 to support a recovery in the housing market and ensure that borrowers can continue to pay off their mortgages through initiatives such as access to low-cost refinancing for responsible homeowners suffering from falling home prices; a $75 billion homeowner stability plan to prevent foreclosure, and support of low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

•	The Dodd-Frank Act, adopted in 2010, included the creation of the Consumer Financial Protection Bureau (CFPB), which was given the power to issue and enforce certain consumer protection laws. The CFPB has issued several new consumer protection regulations, including regulations that impact residential mortgage lending and servicing.

•	The Dodd-Frank Act also implemented new restrictions on how mortgage brokers and loan originators may be compensated.

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

The information set forth in the tables captioned “Average Balances and Rates” and “Change in Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.   INVESTMENT PORTFOLIO

(A)  The following table sets forth the fair value of securities at December 31:

	2016	2015	2014
	(in thousands)
Trading - preferred stock	$410	$148	$203

Available for sale
Obligations of states and political subdivisions	$170,899	$144,984	$143,415
U.S. agency residential mortgage-backed	156,289	196,056	257,558
Other asset backed	146,709	116,904	32,353
Corporate	56,180	38,614	22,664
Private label mortgage-backed	34,727	4,903	6,013
U.S. agency	28,988	47,512	35,006
U.S. agency commercial mortgage-backed	12,632	34,028	33,728
Trust preferred	2,579	2,483	2,441
Foreign government	1,613	—	—
Total	$610,616	$585,484	$533,178

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(B) The following table sets forth contractual maturities of securities at December 31, 2016 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Trading - Preferred stock							$410	0.00%

Tax equivalent adjustment for calculation of yield							$—

Available for sale
Obligations of states and political subdivisions	$9,823	2.11%	$58,655	2.59%	$43,478	3.53%	$58,943	3.48%
U.S. agency residential mortgage-backed	—		55,159	1.36	56,278	1.44	44,852	2.32
Other asset backed	67,810	1.92	68,613	1.98	8,734	1.81	1,552	1.45
Corporate	8,388	1.67	33,509	2.07	14,283	3.30	—
Private label mortage-backed	13,340	5.58	7,719	2.47	12,442	3.12	1,226	5.67
U.S. agency	540	2.33	8,069	1.50	20,379	1.93	—
U.S. agency commercial mortgage-backed	2,128	1.01	9,099	2.47	—		1,405	2.92
Trust preferred	—		—		—		2,579	2.10
Foreign government	—		1,613	4.34	—		—
Total	$102,029	2.38%	$242,436	2.03%	$155,594	2.41%	$110,557	2.96%

Tax equivalent adjustment for calculation of yield	$37		$371		$361		$198

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 35%. The amount of the adjustment is as follows.

Available for sale	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis
Under 1 year	1.66%	0.90%	2.56%
1-5 years	1.89	1.02	2.91
5-10 years	2.49	1.34	3.83
After 10 years	3.40	1.83	5.23

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

III.   LOAN PORTFOLIO

(A)	The following table sets forth total loans outstanding at December 31:

	2016	2015	2014	2013	2012
	(in thousands)
Loans held for sale(a)	$67,380	$27,866	$23,662	$20,390	$50,779
Mortgage	538,615	498,036	471,435	486,115	526,969
Commercial	804,017	748,398	690,955	635,234	617,258
Installment	265,616	234,017	207,571	192,583	190,220
Payment plan receivables	—	34,599	40,001	60,638	84,692
Total Loans	$1,675,628	$1,542,916	$1,433,624	$1,394,960	$1,469,918

(a)	2016 includes $30.6 million of payment plan receivables and $0.8 million commercial loans related to the pending sale of Mepco and $35.9 of 1-4 family residential mortgages.

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

(B)	The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2016:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$9	$110	$53,688	$53,807
Commercial	83,006	239,598	481,413	804,017
Total	$83,015	$239,708	$535,101	$857,824

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2016:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$102,990	$136,718	$239,708
Due after five years	306,827	228,274	535,101
Total	$409,817	$364,992	$774,809

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(C)	The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2016	2015	2014	2013	2012
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$13,364	$10,607	$15,231	$17,905	$32,929

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	—	116	7	—	7

(c) Loans not included above which are “troubled debt restructurings” as defined by accounting guidance	70,286	81,512	102,971	114,887	126,730

Total	$83,650	$92,235	$118,209	$132,792	$159,666

(1)	The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient. Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)	Interest in the amount of $4.42 million would have been earned in 2016 had loans in categories (a) and (c) remained at their original terms; however, only $3.32 million was included in interest income for the year with respect to these loans.

Other loans of concern identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2016.

At December 31, 2016, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).

There were no other interest-bearing assets at December 31, 2016, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2016, 2015, 2014, 2013 and 2012.

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV. SUMMARY OF LOAN LOSS EXPERIENCE

(A)	The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2016		2015		2014
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,675,628		$1,542,916		$1,433,624

Average total loans outstanding for the year (net of unearned fees)	$1,599,899		$1,461,480		$1,388,772

	Loan Losses	Unfunded Commitments	Loan Losses	Unfunded Commitments	Loan Losses	Unfunded Commitments
Balance at beginning of year	$22,570	$652	$25,990	$539	$32,325	$508
Loans charged-off
Mortgage	2,599		2,567		4,119
Commercial	1,317		1,694		4,613
Installment	1,671		1,467		1,885
Payment plan receivables	—		—		2
Total loans charged-off	5,587		5,728		10,619
Recoveries of loans previously charged-off
Mortgage	1,047		1,258		1,397
Commercial	2,472		2,656		4,914
Installment	1,100		1,108		1,104
Payment plan receivables	—		—		5
Total recoveries	4,619		5,022		7,420
Net loans charged-off	968		706		3,199
Reclassification to loans held for sale	59
Additions (deductions) included in operations	(1,309)	(2)	(2,714)	113	(3,136)	31
Balance at end of year	$20,234	$650	$22,570	$652	$25,990	$539

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.06%		0.05%		0.23%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.21		1.46		1.81

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

	2013		2012
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,394,960		$1,469,918

Average total loans outstanding for the year (net of unearned fees)	$1,413,796		$1,550,456

	Loan Losses	Unfunded Commitments	Loan Losses	Unfunded Commitments
Balance at beginning of year	$44,275	$598	$58,884	$1,286
Loans charged-off
Mortgage	6,319		10,741
Commercial	7,358		12,588
Installment	2,520		4,009
Payment plan receivables	35		70
Total loans charged-off	16,232		27,408
Recoveries of loans previously charged-off
Mortgage	1,996		1,581
Commercial	5,119		3,610
Installment	1,074		1,311
Payment plan receivables	81		20
Total recoveries	8,270		6,522
Net loans charged-off	7,962		20,886
Reclassification to loans held for sale			610
Additions (deductions) included in operations	(3,988)	(90)	6,887	(688)
Balance at end of year	$32,325	$508	$44,275	$598

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.56%		1.35%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	2.32		3.01

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV. SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below. The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2016		2015		2014
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$4,880	48.0%	$5,670	48.5%	$5,445	48.2%
Mortgage	8,681	34.3	10,391	34.1	13,444	34.5
Installment	1,011	15.9	1,181	15.2	1,814	14.5
Payment plan receivables(a)	—	1.8	56	2.2	64	2.8
Subjective allocation	5,662	—	5,272	—	5,223	—
Total	$20,234	100.0%	$22,570	100.0%	$25,990	100.0%

	2013		2012
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$6,827	45.5%	$11,402	42.2%
Mortgage	17,195	36.3	21,447	39.1
Installment	2,246	13.8	3,378	12.9
Payment plan receivables	97	4.4	144	5.8
Subjective allocation	5,960	—	7,904	—
Total	$32,325	100.0%	$44,275	100.0%

(a)	Allowance of $0.06 million related to payment plan receivables was reclassified to loans held for sale at December 31, 2016.

ITEM 1.   BUSINESS -- STATISTICAL DISCLOSURE (Continued)

V. DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2016		2015		2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing	$688,697		$619,206		$540,107
Savings and interest-bearing checking	1,018,685	0.11%	988,504	0.11%	951,745	0.11%
Time	447,243	0.86	386,035	0.76	413,729	0.94
Total	$2,154,625	0.23%	$1,993,745	0.20%	$1,905,581	0.26%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2016:

(in thousands)
Three months or less	$46,294
Over three through six months	75,516
Over six months through one year	119,143
Over one year	50,799
Total	$291,752

VI. RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2016	2015	2014	2013	2012
Net income as a percent of(1)
Average common equity	9.21%	7.89%	7.43%	64.22%	68.29%
Average total assets	0.92	0.86	0.80	3.87	0.92

Dividends declared per share as a percent of diluted net income per share	32.38	30.23	23.38	0.00	0.00

Average shareholders’ equity as a percent of average total assets	9.98	10.93	10.83	8.69	4.82

(1)	These amounts are calculated using net income applicable to common stock.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference. Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

Governmental monetary and fiscal policies may adversely affect the financial services industry and therefore impact our financial condition and results of operations.

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

Even though we operate in a distinct geographic region in the U.S., we are impacted by global capital and credit markets, which are sometimes subject to periods of extreme volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to access capital and manage liquidity, which may adversely affect our business, financial condition and results of operations. Further, our customers may be adversely impacted by such conditions, which could have a negative impact on our business, financial condition and results of operations.

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

ITEM 1A.   RISK FACTORS (continued)

regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our business, financial condition or results of operations.

In particular, Congress and other regulators have increased their focus on the regulation of the financial services industry in recent years. While recent changes in the executive branch may mitigate this impact, the effects on us of recent legislation and regulatory actions cannot reliably be fully determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a worsening of current financial market conditions could adversely affect us. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be determined at this time, and such impact may adversely affect us.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $13.4 million and $10.7 million at December 31, 2016 and December 31, 2015, respectively. Our allowance for loan losses coverage ratio of non-performing loans was 151.4% and 210.5% at December 31, 2016 and December 31, 2015, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for loan losses would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated “AA” or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $7.6 million as of December 31, 2016 (compared to approximately $3.5 million as of December 31, 2015). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

ITEM 1A.   RISK FACTORS (continued)

We have agreed to indemnify the purchaser of Mepco’s business against certain losses it may incur as a result of its purchase of the business.

In connection with our pending sale of substantially all of the assets of our Mepco subsidiary, we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to this sale in our financial statements because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims.

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $10.6 million on mortgage loans during 2016 compared to $7.4 million during 2015 and $5.6 million during 2014.

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

Changes in accounting standards could materially impact our financial statements.

From time to time, changes are made to the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to accumulated deficit.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We and our bank operate a total of 86 facilities in Michigan, two leased facilities in Ohio and one leased facility in Chicago, Illinois.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

ITEM 3.   LEGAL PROCEEDINGS

In December 2016, we reached a tentative settlement regarding litigation initiated against us in Wayne County, Michigan Circuit Court. This litigation concerned checking account transaction sequencing during a period from February 2009 to June 2011. Under the terms of the settlement, we have agreed to pay $2.2 million and are also responsible for class notification costs and certain other expenses which are estimated to total approximately $0.1 million. Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, it was determined that this settlement was in the best interests of the organization.

We are also involved in various other litigation matters in the ordinary course of business. At the present time, we do not believe any of these other matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these other litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. At this time, we estimate the maximum amount of additional losses that are reasonably possible is approximately $0.3 million. However, because of a number of factors, including the fact that certain of these other litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit, this maximum amount may change in the future.

The litigation matters described in the preceding paragraph primarily include claims that have been brought against us for damages, but do not include litigation matters where we seek to collect amounts owed to us by third parties (such as litigation initiated to collect delinquent loans). These excluded, collection-related matters may involve claims or counterclaims by the opposing party or parties, but we have excluded such matters from the disclosure contained in the preceding paragraph in all cases where we believe the possibility of us paying damages to any opposing party is remote. Risks associated with the likelihood that we will not collect the full amount owed to us, net of reserves, are disclosed elsewhere in this report.

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

The following sets forth certain information with respect to our executive officers at February 24, 2017.

		First elected
		as an executive
Name (Age)	Position	officer
William B. Kessel (52)	President, Chief Executive Officer and Director (1)	2004

Robert N. Shuster (59)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (57)	Executive Vice President and Chief Risk Officer	2007

David C. Reglin (57)	Executive Vice President, Retail Banking	1998

Mark L. Collins (59)	Executive Vice President, General Counsel	2009

Dennis J. Mack (55)	Executive Vice President and Chief Lending Officer (2)	2012

James J. Twarozynski (51)	Senior Vice President, Controller	2002

(1)	Mr. Kessel assumed the role of President as of April 1, 2011, and assumed the roles of CEO and director starting January 1, 2013. Prior to being appointed President, Mr. Kessel was Executive Vice President and COO.

(2)	Prior to being named Executive Vice President and Chief Lending Officer in 2012, Mr. Mack was a Senior Vice President and commercial credit officer since 2009 and a Senior Vice President at Comerica Incorporated since 2001.

PART II.

ITEM 5.   MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption “Quarterly Summary” in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2016, we issued 562 shares of common stock to non-employee directors on a current basis and 1,143 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on October 1, 2016, at a price of $16.83 per share, representing aggregate fees of $0.03 million.   The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2016:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares Authorized
	Total Number of	Average Price	Publicly	for Purchase
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
October 2016	-	-	-	(1)
November 2016	-	-	-	(1)
December 2016	-	-	-	-
Total	-	-	-	-

(1)     Plus an additional $4.4 million.

The share repurchase plan we had in place for 2016 expired on December 31, 2016.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at

December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended

December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income

for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity

for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended

December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption “Quarterly Financial Data (Unaudited)” in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

1.	Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2016 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.	Internal Control Over Financial Reporting. “Management’s Annual Report on Internal Control Over Financial Reporting” and our independent registered public accounting firm’s audit of internal control over financial reporting as of December 31, 2016 included within the “Report of Independent Registered Public Accounting Firm,” each as set forth in our annual report, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption “Proposal I Submitted for Your Vote -- Election of Directors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to the additional item under Part I of this report on Form 10-K.

CODE OF ETHICS - We have adopted a “Code of Ethics for Chief Executive Officer and Senior Financial Officers” that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of our Code of Ethics is posted on our website at www.IndependentBank.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, 4200 East Beltline, Grand Rapids, Michigan 49525.

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption “Board Committees and Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Voting Securities and Record Date”, “Proposal I Submitted for Your Vote -- Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2016.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	211,018	$5.05	144,330
Equity compensation plan not approved by security holders	None	N/A	216,177

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 25, 2017 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
		The Exhibit Index is located on the final three pages of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2017.

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

William B. Kessel, President, Chief Executive Officer, and Director Principal Executive Officer)	s/William B. Kessel	March 7, 2017

Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/Robert N. Shuster	March 7, 2017

James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	/s/James J. Twarozynski	March 7, 2017

Michael M. Magee, Jr. Chairman and Director	/s/Michael M. Magee Jr.	March 7, 2017

William J. Boer, Director	/s/William J. Boer	March 7, 2017

Joan A. Budden, Director

Stephen L. Gulis, Jr., Director	/s/Stephen L. Gulis, Jr.	March 7, 2017

Terry L. Haske, Director

Christina L. Keller, Director

William B. Kessel, Director	/s/William B. Kessel	March 7, 2017

Matthew J. Missad, Director	/s/Matthew J. Missad	March 7, 2017

James E. McCarty, Director

Charles C. Van Loan, Director	/s/Charles C. Van Loan	March 7, 2017

EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

3.2	Amended and Restated Bylaws, conformed through January 24, 2017.
13	Annual report, relating to the April 25, 2017 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP).
24	Power of Attorney (included on page 33).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

