Form 10-Q
period 2017-03-31
INDEPENDENT BANK CORP /MI/
filed 2017-05-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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
YES ☒        NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company or an emerging growth company.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	21,333,152
Class	Outstanding at May 2, 2017

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	March 31, 2017	December 31, 2016
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$29,866	$35,238
Interest bearing deposits	39,957	47,956
Cash and Cash Equivalents	69,823	83,194
Interest bearing deposits - time	5,340	5,591
Trading securities	331	410
Securities available for sale	608,964	610,616
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,543	15,543
Loans held for sale, carried at fair value	37,613	35,946
Payment plan receivables and other assets held for sale	34,798	33,360
Loans
Commercial	815,484	804,017
Mortgage	581,030	538,615
Installment	274,233	265,616
Total Loans	1,670,747	1,608,248
Allowance for loan losses	(20,038)	(20,234)
Net Loans	1,650,709	1,588,014
Other real estate and repossessed assets	5,257	5,004
Property and equipment, net	39,509	40,175
Bank-owned life insurance	53,763	54,033
Deferred tax assets, net	28,954	32,818
Capitalized mortgage loan servicing rights	14,727	13,671
Vehicle service contract counterparty receivables, net	2,176	2,271
Other intangibles	1,845	1,932
Accrued income and other assets	27,130	26,372
Total Assets	$2,596,482	$2,548,950

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$710,644	$717,472
Savings and interest-bearing checking	1,062,582	1,015,724
Reciprocal	41,383	38,657
Time	448,450	453,866
Total Deposits	2,263,059	2,225,719
Other borrowings	9,433	9,433
Subordinated debentures	35,569	35,569
Other liabilities held for sale	1,435	718
Accrued expenses and other liabilities	31,511	28,531
Total Liabilities	2,341,007	2,299,970

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,327,796 shares at March 31, 2017 and 21,258,092 shares at December 31, 2016	323,775	323,745
Accumulated deficit	(61,764)	(65,657)
Accumulated other comprehensive loss	(6,536)	(9,108)
Total Shareholders’ Equity	255,475	248,980
Total Liabilities and Shareholders’ Equity	$2,596,482	$2,548,950

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2017	2016
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$19,858	$18,556
Interest on securities
Taxable	2,754	2,244
Tax-exempt	455	248
Other investments	312	306
Total Interest Income	23,379	21,354
Interest Expense
Deposits	1,443	1,114
Other borrowings and subordinated debentures	470	477
Total Interest Expense	1,913	1,591
Net Interest Income	21,466	19,763
Provision for loan losses	(359)	(530)
Net Interest Income After Provision for Loan Losses	21,825	20,293
Non-interest Income
Service charges on deposit accounts	3,009	2,845
Interchange income	1,922	1,878
Net gains on assets
Mortgage loans	2,571	1,642
Securities	27	162
Mortgage loan servicing, net	825	(978)
Title insurance fees	264	288
Other	1,721	1,972
Total Non-interest Income	10,339	7,809
Non-interest Expense
Compensation and employee benefits	14,147	11,881
Occupancy, net	2,142	2,207
Data processing	1,937	2,101
Furniture, fixtures and equipment	977	984
Communications	683	888
Loan and collection	413	825
Advertising	506	477
Legal and professional	437	413
FDIC deposit insurance	198	334
Interchange expense	283	266
Credit card and bank service fees	191	187
Other	1,655	1,482
Total Non-interest Expense	23,569	22,045
Income Before Income Tax	8,595	6,057
Income tax expense	2,621	1,957
Net Income	$5,974	$4,100
Net Income Per Common Share
Basic	$0.28	$0.19
Diluted	$0.28	$0.19
Dividends Per Common Share
Declared	$0.10	$0.08
Paid	$0.10	$0.08

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2017	2016
	(unaudited)
	(In thousands)

Net income	$5,974	$4,100
Other comprehensive income, before tax
Securities available for sale
Unrealized gains arising during period	3,623	2,114
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	(22)	(36)
Reclassification adjustments for gains included in earnings	(106)	(174)
Unrealized gains recognized in other comprehensive income on securities available for sale	3,495	1,904
Income tax expense	1,223	667
Unrealized gains recognized in other comprehensive income on available for sale securities, net of tax	2,272	1,237
Other comprehensive income	2,272	1,237
Comprehensive income	$8,246	$5,337

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2017	2016
	(unaudited - In thousands)
Net Income	$5,974	$4,100
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	81,681	57,181
Disbursements for loans held for sale	(80,777)	(55,689)
Net increase in other liabilities held for sale	717	-
Provision for loan losses	(359)	(530)
Deferred income tax expense	3,836	2,468
Deferred loan fees	(931)	(216)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	1,279	1,306
Net gains on mortgage loans	(2,571)	(1,642)
Net gains on securities	(27)	(162)
Share based compensation	432	410
Increase in accrued income and other assets	(2,848)	(1,130)
Decrease in accrued expenses and other liabilities	(3,218)	(613)
Total Adjustments	(2,786)	1,383
Net Cash From Operating Activities	3,188	5,483
Cash Flow From (Used in) Investing Activities
Proceeds from the sale of securities available for sale	6,152	42,391
Proceeds from the maturity of securities available for sale	4,770	13,385
Principal payments received on securities available for sale	45,305	37,246
Purchases of securities available for sale	(45,673)	(74,259)
Proceeds from the maturity of interest bearing deposits - time	251	1,678
Purchase of Federal Reserve Bank stock	-	(129)
Net increase in portfolio loans (loans originated, net of principal payments)	(61,003)	(23,280)
Net increase in payment plan receivables and other assets held for sale	(1,438)	-
Proceeds from bank-owned life insurance	523	-
Proceeds from the collection of vehicle service contract counterparty receivables	191	4,217
Proceeds from the sale of other real estate and repossessed assets	238	1,357
Capital expenditures	(680)	(611)
Net Cash From (Used in) Investing Activities	(51,364)	1,995
Cash Flow From Financing Activities
Net increase in total deposits	37,340	68,743
Net decrease in other borrowings	-	(1)
Dividends paid	(2,133)	(1,750)
Proceeds from issuance of common stock	25	32
Repurchase of common stock	-	(15,510)
Share based compensation withholding obligation	(427)	(66)
Net Cash From Financing Activities	34,805	51,448
Net Increase (Decrease) in Cash and Cash Equivalents	(13,371)	58,926
Cash and Cash Equivalents at Beginning of Period	83,194	85,783
Cash and Cash Equivalents at End of Period	$69,823	$144,709
Cash paid during the period for
Interest	$1,622	$1,495
Income taxes	140	120
Transfers to other real estate and repossessed assets	502	873
Transfer of payment plan receivables to vehicle service contract counterparty receivables	-	191
Purchase of securities available for sale not yet settled	6,046	21,329

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended March 31,
	2017	2016
	(unaudited)
	(In thousands)

Balance at beginning of period	$248,980	$251,092
Cumulative effect of change in accounting	352	-
Balance at beginning of period, as adjusted	249,332	251,092
Net income	5,974	4,100
Cash dividends declared	(2,133)	(1,750)
Issuance of common stock	25	32
Share based compensation	432	410
Share based compensation withholding obligation	(427)	(66)
Repurchase of common stock	-	(15,510)
Net change in accumulated other comprehensive loss, net of related tax effect	2,272	1,237
Balance at end of period	$255,475	$239,545

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2017 and December 31, 2016, and the results of operations for the three month periods ended March 31, 2017 and 2016.  The results of operations for the three month period ended March 31, 2017, is not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2016 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  This amended guidance is effective for us on January 1, 2018, and is not expected to have a material impact on our consolidated operating results or financial condition.  Financial instruments for the most part and related contractual rights and obligations which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance.  In addition, for those operating revenue streams that are included in the scope of this amended guidance, based upon our review of these sources of income we do not believe they will be materially impacted by this amended guidance.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  This ASU amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amended guidance is effective for us on January 1, 2018.  We have reviewed the types of financial instruments impacted by this amended guidance, including certain equity investments and liabilities measured under the fair value election, and have determined that we do not currently own any such instruments.  The balance of this amended guidance is expected to impact certain disclosure items but is not expected to have any impact on our consolidated operating results or financial condition

In February 2016, the FASB issued ASU 2016-02, “Leases  (Topic 842)”.  This ASU amends existing guidance related to the accounting for leases. These amendments, among other things, requires lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. This amended guidance is effective for us on January 1, 2019 and is not expected to have a material impact on our consolidated operating results or financial condition.  Based on a review of our operating leases that we currently have in place we do not expect a material change in the recognition, measurement and presentation of lease expense or impact on cash flow.  While the primary impact will be the recognition of certain operating leases on our Condensed Consolidated Statements of Financial Condition this impact is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For securities available for sale, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We began evaluating this ASU in 2016 and have formed a committee that includes personnel from various areas of the Bank that meets regularly to discuss the implementation of the ASU.  We are in the process of gathering data and reviewing loss methodologies as well as reviewing certain software applications that would assist us in the implementation of this ASU.  While we have not yet determined what the impact will be on our consolidated operating results or financial condition by the nature of the implementation of an expected loss model compared to an incurred loss approach, we would expect our AFLL to increase under this ASU.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”).  This ASU shortens the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.   This amended guidance is effective for us on January 1, 2019, with early adoption permitted.  We adopted this amended guidance during the first quarter of 2017 using a modified retrospective approach.  The impact of this adoption was to adjust our January 1, 2017 Condensed Consolidated Statement of Financial Position to reflect cumulative effect adjustments as summarized in the table below. The adjustments below reflect the recording of $0.46 million ($0.30 million, net of tax) of additional premium amortization on securities available for sale and a $0.30 million decrease in accumulated other comprehensive loss to reflect the decrease in after tax unrealized losses on securities available for sale as of January 1, 2017 as a result of adopting this amended guidance. After January 1, 2017, premium amortization on certain callable debt securities is now amortized to the first call date.  During the first quarter of 2017 the impact on the Condensed Consolidated Statements of Operations was an increase to premium amortization of $0.03 million.

During the first quarter of 2017, we adopted the fair value method of accounting for our capitalized mortgage loan servicing rights pursuant to FASB Accounting Standards Codification topic 860 – “Transfers and Servicing”.  Prior to January 1, 2017, we were accounting for our capitalized mortgage loan servicing rights under the amortization method.  We adopted the fair value method using a modified retrospective adjustment to beginning accumulated deficit.  The impact of the adoption of the fair value method is summarized in the table below.  The adjustments below reflect the recording of a $0.54 million increase in the fair value of our capitalized mortgage loan servicing rights with a $0.19 million reduction in deferred tax assets, net for a net impact on accumulated deficit and total equity of $0.35 million.

	January 1, 2017 Originally Presented	Cumulative Retrospective Adjustments		January 1, 2017 Adjusted
	(Dollars in thousands)

Deferred tax assets, net	$32,818	$(190)	(1)	$32,628
Capitalized mortgage loan servicing rights	$13,671	$542	(1)	$14,213
Total assets	$2,548,950	$352		$2,549,302
Accumulated deficit	$(65,657)	$352	(1)
		$(300)	(2)	$(65,605)
Accumulated other comprehensive loss	$(9,108)	$300	(2)	$(8,808)
Total Shareholders’ Equity	$248,980	$352		$249,332
Total Liabilities and Shareholders’ Equity	$2,548,950	$352		$2,549,302

(1)
Represents adjustment to capitalized mortgage loan servicing rights, deferred tax assets, net, and accumulated deficit to reflect the adoption of the fair value method of accounting for our capitalized mortgage loan servicing rights.

(2)	Represents adjustment to accumulated deficit and accumulated other comprehensive loss to reflect the adoption of ASU 2017-08.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
March 31, 2017
U.S. agency	$28,636	$211	$63	$28,784
U.S. agency residential mortgage-backed	147,432	1,165	723	147,874
U.S. agency commercial mortgage-backed	12,298	52	155	12,195
Private label mortgage-backed	29,018	218	396	28,840
Other asset backed	145,659	346	210	145,795
Obligations of states and political subdivisions	181,727	716	2,193	180,250
Corporate	60,790	380	203	60,967
Trust preferred	2,924	-	271	2,653
Foreign government	1,616	-	10	1,606
Total	$610,100	$3,088	$4,224	$608,964

December 31, 2016
U.S. agency	$28,909	$159	$80	$28,988
U.S. agency residential mortgage-backed	156,053	1,173	937	156,289
U.S. agency commercial mortgage-backed	12,799	28	195	12,632
Private label mortgage-backed	35,035	216	524	34,727
Other asset backed	146,829	271	391	146,709
Obligations of states and political subdivisions	175,180	478	4,759	170,899
Corporate	56,356	223	399	56,180
Trust preferred	2,922	-	343	2,579
Foreign government	1,626	-	13	1,613
Total	$615,709	$2,548	$7,641	$610,616

We adopted ASU 2017-08 during the first quarter of 2017 using a modified retrospective approach.  As a result, the amortized cost of securities as of January 1, 2017 was adjusted lower by $0.46 million (see note #2).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2017
U.S. agency	$3,721	$24	$7,707	$39	$11,428	$63
U.S. agency residential mortgage-backed	46,206	537	20,682	186	66,888	723
U.S. agency commercial mortgage-backed	6,672	154	140	1	6,812	155
Private label mortgage-backed	17,038	173	1,321	223	18,359	396
Other asset backed	39,168	95	11,949	115	51,117	210
Obligations of states and political subdivisions	103,301	2,030	10,090	163	113,391	2,193
Corporate	15,461	155	1,955	48	17,416	203
Trust preferred	-	-	2,653	271	2,653	271
Foreign government	1,606	10	-	-	1,606	10
Total	$233,173	$3,178	$56,497	$1,046	$289,670	$4,224

December 31, 2016
U.S. agency	$4,179	$41	$8,217	$39	$12,396	$80
U.S. agency residential mortgage-backed	62,524	732	20,857	205	83,381	937
U.S. agency commercial mortgage-backed	6,079	194	143	1	6,222	195
Private label mortgage-backed	20,545	281	1,413	243	21,958	524
Other asset backed	52,958	172	17,763	219	70,721	391
Obligations of states and political subdivisions	113,078	4,014	14,623	745	127,701	4,759
Corporate	25,546	292	2,810	107	28,356	399
Trust preferred	-	-	2,579	343	2,579	343
Foreign government	1,613	13	-	-	1,613	13
Total	$286,522	$5,739	$68,405	$1,902	$354,927	$7,641

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2017, we had 23 U.S. agency, 118 U.S. agency residential mortgage-backed and 13 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at March 31, 2017, we had 30 of this type of security whose fair value is less than amortized cost.  The unrealized losses are primarily attributed to four securities purchased prior to 2016.  Two of these four securities have an impairment in excess of 10% and all four of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these four securities since their acquisition.

These four securities are receiving principal and interest payments. Most of these transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

These four private label mortgage-backed securities are periodically reviewed for other than temporary impairment (“OTTI”) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for all four of these securities whose fair value is less than amortized cost.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at March 31, 2017, we had 97 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2017, we had 308 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to increases in interest rates since acquisition. Twenty-eight of these securities have an impairment in excess of 10%. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Corporate — at March 31, 2017, we had 19 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at March 31, 2017, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.8 million as of March 31, 2017, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,812	$(112)	$1,800	$(123)
Unrated issues	841	(159)	779	(220)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Foreign government — at March 31, 2017, we had one foreign government security whose fair value is less than amortized cost. The unrealized loss is primarily due to increases in interest rates since acquisition. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of this unrealized loss, this decline is not deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At March 31, 2017, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of March 31, 2017
Fair value	$1,127	$1,013	$72	$2,212
Amortized cost	1,092	958	-	2,050
Non-credit unrealized loss	-	-	-	-
Unrealized gain	35	55	72	162
Cumulative credit related OTTI	757	457	380	1,594

Credit related OTTI recognized in our Condensed
Consolidated Statements of Operations
For the three months ended March 31,
2017	$-	$-	$-	$-
2016	-	-	-	-

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at March 31, 2017.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale for the three month periods ending March 31, follows:

	Three months ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$1,844	$1,844
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Balance at end of period	$1,844	$1,844

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at March 31, 2017, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$20,583	$20,596
Maturing after one year but within five years	107,748	107,791
Maturing after five years but within ten years	85,047	84,667
Maturing after ten years	62,315	61,206
	275,693	274,260
U.S. agency residential mortgage-backed	147,432	147,874
U.S. agency commercial mortgage-backed	12,298	12,195
Private label residential mortgage-backed	29,018	28,840
Other asset backed	145,659	145,795
Total	$610,100	$608,964

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

	Proceeds	Realized
		Gains	Losses
	(In thousands)
2017	$6,152	$106	$-
2016	42,391	226	52

During 2017 and 2016, our trading securities consisted of various preferred stocks.  During the first three months of 2017 and 2016, we recognized losses on trading securities of $0.079 million and $0.012 million, respectively, that are included in net gains on securities in the Condensed Consolidated Statements of Operations.  Both of these amounts relate to losses recognized on trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables(1)	Subjective Allocation	Total
	(In thousands)
2017
Balance at beginning of period	$4,880	$8,681	$1,011	$-	$5,662	$20,234
Additions (deductions)
Provision for loan losses	(61)	(699)	133	-	268	(359)
Recoveries credited to allowance	404	486	239	-	-	1,129
Loans charged against the allowance	(135)	(359)	(472)	-	-	(966)
Balance at end of period	$5,088	$8,109	$911	$-	$5,930	$20,038

2016
Balance at beginning of period	$5,670	$10,391	$1,181	$56	$5,272	$22,570
Additions (deductions)
Provision for loan losses	(404)	(279)	65	(3)	91	(530)
Recoveries credited to allowance	356	382	221	-	-	959
Loans charged against the allowance	-	(198)	(306)	-	-	(504)
Balance at end of period	$5,622	$10,296	$1,161	$53	$5,363	$22,495

(1) Payment plan receivables were reclassified to held for sale at December 31, 2016.  See note #15.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
March 31, 2017
Allowance for loan losses
Individually evaluated for impairment	$1,162	$6,147	$325	$-	$7,634
Collectively evaluated for impairment	3,926	1,962	586	5,930	12,404
Total ending allowance balance	$5,088	$8,109	$911	$5,930	$20,038

Loans
Individually evaluated for impairment	$11,573	$57,216	$4,675		$73,464
Collectively evaluated for impairment	805,883	526,178	270,329		1,602,390
Total loans recorded investment	817,456	583,394	275,004		1,675,854
Accrued interest included in recorded investment	1,972	2,364	771		5,107
Total loans	$815,484	$581,030	$274,233		$1,670,747

December 31, 2016
Allowance for loan losses
Individually evaluated for impairment	$2,244	$6,579	$329	$-	$9,152
Collectively evaluated for impairment	2,636	2,102	682	5,662	11,082
Total ending allowance balance	$4,880	$8,681	$1,011	$5,662	$20,234

Loans
Individually evaluated for impairment	$15,767	$59,151	$4,913		$79,831
Collectively evaluated for impairment	790,228	481,828	261,474		1,533,530
Total loans recorded investment	805,995	540,979	266,387		1,613,361
Accrued interest included in recorded investment	1,978	2,364	771		5,113
Total loans	$804,017	$538,615	$265,616		$1,608,248

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
March 31, 2017
Commercial
Income producing - real estate	$-	$579	$579
Land, land development and construction - real estate	-	4	4
Commercial and industrial	-	742	742
Mortgage
1-4 family	-	4,950	4,950
Resort lending	-	1,414	1,414
Home equity - 1st lien	-	208	208
Home equity - 2nd lien	-	290	290
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	184	184
Home equity - 2nd lien	-	350	350
Boat lending	-	129	129
Recreational vehicle lending	-	26	26
Other	-	140	140
Total recorded investment	$-	$9,016	$9,016
Accrued interest included in recorded investment	$-	$2	$2
December 31, 2016
Commercial
Income producing - real estate	$-	$628	$628
Land, land development and construction - real estate	-	105	105
Commercial and industrial	-	4,430	4,430
Mortgage
1-4 family	-	5,248	5,248
Resort lending	-	1,507	1,507
Home equity - 1st lien	-	222	222
Home equity - 2nd lien	-	317	317
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	266	266
Home equity - 2nd lien	-	289	289
Boat lending	-	219	219
Recreational vehicle lending	-	21	21
Other	-	112	112
Total recorded investment	$-	$13,364	$13,364

Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
March 31, 2017
Commercial
Income producing - real estate	$-	$30	$418	$448	$281,597	$282,045
Land, land development and construction - real estate	-	-	-	-	53,649	53,649
Commercial and industrial	366	114	69	549	481,213	481,762
Mortgage
1-4 family	2,169	586	4,950	7,705	357,881	365,586
Resort lending	137	21	1,414	1,572	98,371	99,943
Home equity - 1st lien	133	-	208	341	30,596	30,937
Home equity - 2nd lien	385	32	290	707	48,280	48,987
Purchased loans	3	1	-	4	37,937	37,941
Installment
Home equity - 1st lien	91	24	184	299	11,569	11,868
Home equity - 2nd lien	100	78	350	528	12,115	12,643
Boat lending	85	3	129	217	107,826	108,043
Recreational vehicle lending	42	2	26	70	78,698	78,768
Other	140	37	140	317	63,365	63,682
Total recorded investment	$3,651	$928	$8,178	$12,757	$1,663,097	$1,675,854

Accrued interest included in recorded investment	$46	$10	$2	$58	$5,049	$5,107

December 31, 2016
Commercial
Income producing - real estate	$-	$-	$383	$383	$287,255	$287,638
Land, land development and construction - real estate	74	-	31	105	51,670	51,775
Commercial and industrial	100	1,385	66	1,551	465,031	466,582
Mortgage
1-4 family	2,361	869	5,248	8,478	306,063	314,541
Resort lending	-	-	1,507	1,507	101,541	103,048
Home equity - 1st lien	149	-	222	371	28,645	29,016
Home equity - 2nd lien	470	218	317	1,005	54,232	55,237
Purchased loans	13	2	-	15	39,122	39,137
Installment
Home equity - 1st lien	311	48	266	625	12,025	12,650
Home equity - 2nd lien	238	41	289	568	13,390	13,958
Boat lending	184	33	219	436	102,489	102,925
Recreational vehicle lending	68	33	21	122	74,413	74,535
Other	289	30	112	431	61,888	62,319
Total recorded investment	$4,257	$2,659	$8,681	$15,597	$1,597,764	$1,613,361

Accrued interest included in recorded investment	$45	$19	$-	$64	$5,049	$5,113

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	March 31, 2017	December 31, 2016
Impaired loans with no allocated allowance	(In thousands)
TDR	$370	$1,782
Non - TDR	-	1,107
Impaired loans with an allocated allowance
TDR - allowance based on collateral	2,358	3,527
TDR - allowance based on present value cash flow	70,160	72,613
Non - TDR - allowance based on collateral	286	491
Total impaired loans	$73,174	$79,520

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$680	$1,868
TDR - allowance based on present value cash flow	6,901	7,146
Non - TDR - allowance based on collateral	53	138
Total amount of allowance for loan losses allocated	$7,634	$9,152

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$370	$581	$-	$517	$768	$-
Land, land development & construction-real estate	-	-	-	31	709	-
Commercial and industrial	-	-	-	2,341	3,261	-
Mortgage
1-4 family	1	384	-	2	387	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	73	-	-	66	-
Home equity - 2nd lien	-	-	-	-	-	-
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	-	-	-	-	-
	371	1,038	-	2,891	5,191	-
With an allowance recorded:
Commercial
Income producing - real estate	7,741	7,925	603	7,737	7,880	554
Land, land development & construction-real estate	167	872	8	239	244	36
Commercial and industrial	3,295	4,341	551	4,902	5,246	1,654
Mortgage
1-4 family	40,098	41,850	3,740	41,701	43,479	4,100
Resort lending	16,691	16,727	2,359	16,898	16,931	2,453
Home equity - 1st lien	234	241	28	235	242	10
Home equity - 2nd lien	192	276	20	315	398	16
Installment
Home equity - 1st lien	1,884	2,007	92	1,994	2,117	118
Home equity - 2nd lien	2,308	2,339	205	2,415	2,443	182
Boat lending	1	6	-	1	6	-
Recreational vehicle lending	106	105	6	109	108	6
Other	376	409	22	394	426	23
	73,093	77,098	7,634	76,940	79,520	9,152
Total
Commercial
Income producing - real estate	8,111	8,506	603	8,254	8,648	554
Land, land development & construction-real estate	167	872	8	270	953	36
Commercial and industrial	3,295	4,341	551	7,243	8,507	1,654
Mortgage
1-4 family	40,099	42,234	3,740	41,703	43,866	4,100
Resort lending	16,691	16,727	2,359	16,898	16,931	2,453
Home equity - 1st lien	234	241	28	235	242	10
Home equity - 2nd lien	192	276	20	315	398	16
Installment
Home equity - 1st lien	1,884	2,080	92	1,994	2,183	118
Home equity - 2nd lien	2,308	2,339	205	2,415	2,443	182
Boat lending	1	6	-	1	6	-
Recreational vehicle lending	106	105	6	109	108	6
Other	376	409	22	394	426	23
Total	$73,464	$78,136	$7,634	$79,831	$84,711	$9,152

Accrued interest included in recorded investment	$290			$311

(1) There were no impaired purchased mortgage loans at March 31, 2017 or December 31, 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows (1):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$444	$-	$713	$2
Land, land development & construction-real estate	16	-	678	7
Commercial and industrial	1,171	-	1,232	21
Mortgage
1-4 family	2	4	12	1
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	1	1	1
Home equity - 2nd lien	-	-	7	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	1,633	5	2,643	32
With an allowance recorded:
Commercial
Income producing - real estate	7,739	105	8,306	107
Land, land development & construction-real estate	203	2	1,587	13
Commercial and industrial	4,099	35	4,712	23
Mortgage
1-4 family	40,900	464	47,200	502
Resort lending	16,795	161	18,039	160
Home equity - 1st lien	235	2	206	2
Home equity - 2nd lien	254	2	182	1
Installment
Home equity - 1st lien	1,939	34	2,326	42
Home equity - 2nd lien	2,362	35	2,861	44
Boat lending	1	-	2	-
Recreational vehicle lending	108	1	120	2
Other	385	7	463	7
	75,020	848	86,004	903
Total
Commercial
Income producing - real estate	8,183	105	9,019	109
Land, land development & construction-real estate	219	2	2,265	20
Commercial and industrial	5,270	35	5,944	44
Mortgage
1-4 family	40,902	468	47,212	503
Resort lending	16,795	161	18,039	160
Home equity - 1st lien	235	2	206	2
Home equity - 2nd lien	254	2	182	1
Installment
Home equity - 1st lien	1,939	35	2,327	43
Home equity - 2nd lien	2,362	35	2,868	44
Boat lending	1	-	2	-
Recreational vehicle lending	108	1	120	2
Other	385	7	463	7
Total	$76,653	$853	$88,647	$935

(1)	There were no impaired purchased mortgage loans during the three month periods ended March 31, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our average investment in impaired loans was approximately $76.7 million and $88.6 million for the three-month periods ended March 31, 2017 and 2016, respectively.  Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.  Interest income recognized on impaired loans during both the three months ending March 31, 2017 and 2016, was approximately $0.9 million.

Troubled debt restructurings follow:

	March 31, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,206	$57,544		$67,750
Non-performing TDRs(2)	1,039	4,099	(3)	5,138
Total	$11,245	$61,643		$72,888

	December 31, 2016
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,560	$59,726		$70,286
Non-performing TDRs(2)	3,565	4,071	(3)	7,636
Total	$14,125	$63,797		$77,922

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $7.6 million and $9.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	133	133
Mortgage
1-4 family	1	17	17
Resort lending	1	189	189
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	34	37
Home equity - 2nd lien	2	45	46
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	9	$418	$422

2016
Commercial
Income producing - real estate	2	$110	$110
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	1,758	1,758
Mortgage
1-4 family	2	83	153
Resort lending	1	116	117
Home equity - 1st lien	1	107	78
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	30	31
Home equity - 2nd lien	2	55	56
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	13	$2,259	$2,303

(1)	There were no purchased mortgage loans classified as troubled debt restructurings during the three month periods ended March 31, 2017 and 2016, respectively.

The troubled debt restructurings described above for 2017 increased the allowance for loan losses by $0.05 million and resulted in zero charge offs while the troubled debt restructurings described above for 2016 increased the allowance for loan losses by $0.06 million and resulted in zero charge offs.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms.

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three months ended March 31, 2017 or 2016.

In order to determine whether a borrower is experiencing financial difficulty, we perform an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.

Credit Quality Indicators – As part of our on on-going monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) weighted-average risk grade of commercial loans, (b) the level of classified commercial loans, (c) credit scores of mortgage and installment loan borrowers, and (d) delinquency history and non-performing loans.

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

Rating 10 and 11: These loans are generally referred to as our “substandard - non-accrual” and “doubtful” commercial credits, respectively. These ratings include loans to borrowers with weaknesses that make collection of debt in full, on the basis of current facts, conditions and values at best questionable and at worst improbable. All of these loans are placed in non-accrual.

Rating 12: These loans are generally referred to as our “loss” commercial credits. This rating includes loans to borrowers that are deemed incapable of repayment and are charged-off.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
	(In thousands)
March 31, 2017
Income producing - real estate	$277,648	$3,407	$411	$579	$282,045
Land, land development and construction - real estate	53,578	67	-	4	53,649
Commercial and industrial	468,378	9,786	2,856	742	481,762
Total	$799,604	$13,260	$3,267	$1,325	$817,456
Accrued interest included in total	$1,912	$45	$15	$-	$1,972

December 31, 2016
Income producing - real estate	$282,886	$3,787	$337	$628	$287,638
Land, land development and construction - real estate	51,603	67	-	105	51,775
Commercial and industrial	449,365	9,788	2,998	4,431	466,582
Total	$783,854	$13,642	$3,335	$5,164	$805,995
Accrued interest included in total	$1,915	$52	$11	$-	$1,978

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans	Total
	(In thousands)
March 31, 2017
800 and above	$38,929	$10,347	$6,716	$7,846	$8,420	$72,258
750-799	124,778	40,569	10,926	16,893	20,309	213,475
700-749	86,342	24,152	6,176	10,568	8,646	135,884
650-699	58,861	13,542	4,012	7,058	435	83,908
600-649	26,474	5,143	1,602	3,115	-	36,334
550-599	13,199	3,006	453	1,635	-	18,293
500-549	8,815	1,397	482	963	-	11,657
Under 500	4,976	91	256	276	-	5,599
Unknown	3,212	1,696	314	633	131	5,986
Total	$365,586	$99,943	$30,937	$48,987	$37,941	$583,394
Accrued interest included in total	$1,535	$381	$123	$213	$112	$2,364

December 31, 2016
800 and above	$36,534	$10,484	$6,048	$8,392	$8,462	$69,920
750-799	102,382	41,999	10,006	20,113	20,984	195,484
700-749	69,337	24,727	5,706	12,360	9,115	121,245
650-699	50,621	13,798	4,106	8,167	437	77,129
600-649	25,270	5,769	1,674	3,067	-	35,780
550-599	13,747	3,030	455	1,699	-	18,931
500-549	9,215	1,438	486	981	-	12,120
Under 500	5,145	92	255	279	-	5,771
Unknown	2,290	1,711	280	179	139	4,599
Total	$314,541	$103,048	$29,016	$55,237	$39,137	$540,979
Accrued interest included in total	$1,466	$450	$111	$226	$111	$2,364

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
March 31, 2017
800 and above	$1,235	$1,370	$22,038	$22,843	$8,589	$56,075
750-799	2,340	3,007	54,385	39,161	22,303	121,196
700-749	1,766	2,448	21,100	11,977	14,073	51,364
650-699	2,731	2,390	7,506	3,433	8,905	24,965
600-649	1,611	1,612	1,579	781	2,198	7,781
550-599	1,160	973	813	251	777	3,974
500-549	887	629	343	181	417	2,457
Under 500	110	214	56	16	156	552
Unknown	28	-	223	125	6,264	6,640
Total	$11,868	$12,643	$108,043	$78,768	$63,682	$275,004
Accrued interest included in total	$51	$52	$267	$205	$196	$771

December 31, 2016
800 and above	$1,354	$1,626	$21,422	$23,034	$8,911	$56,347
750-799	2,478	3,334	50,508	35,827	21,918	114,065
700-749	1,920	2,686	20,045	11,049	13,183	48,883
650-699	2,852	2,541	7,559	3,205	8,913	25,070
600-649	1,691	1,775	1,846	821	2,269	8,402
550-599	1,231	1,063	882	280	833	4,289
500-549	981	692	440	189	511	2,813
Under 500	114	220	73	16	211	634
Unknown	29	21	150	114	5,570	5,884
Total	$12,650	$13,958	$102,925	$74,535	$62,319	$266,387
Accrued interest included in total	$54	$59	$264	$203	$191	$771

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $2.2 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $1.1 million and $1.0 million at  March 31, 2017 and December 31, 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Shareholders’ Equity and Earnings Per Common Share

On January 23, 2017, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2017.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  We did not repurchase any shares of common stock during the three months ended March 31, 2017.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Net income	$5,974	$4,100

Weighted average shares outstanding (1)	21,308	21,751
Effect of stock options	152	112
Stock units for deferred compensation plan for non-employee directors	119	113
Performance share units	60	-
Restricted stock units	-	86
Weighted average shares outstanding for calculation of diluted earnings per share	21,639	22,062

Net income per common share
Basic (1)	$0.28	$0.19
Diluted	$0.28	$0.19

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not included in weighted average shares outstanding for calculation of diluted earnings per share because they were anti-dilutive totaled zero and 0.03 million for the three-month periods ended March 31, 2017 and 2016, respectively.

6.	Derivative Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2017
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$34,318	0.1	$1,017
Mandatory commitments to sell mortgage loans	68,023	0.1	(166)
Pay-fixed interest rate swap agreements	50,226	8.0	359
Pay-variable interest rate swap agreements	50,226	8.0	(359)
Purchased options	3,119	4.3	307
Written options	3,119	4.3	(307)
Total	$209,031	4.0	$851

	December 31, 2016
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$26,658	0.1	$646
Mandatory commitments to sell mortgage loans	61,954	0.1	630
Pay-fixed interest rate swap agreements	46,121	8.6	249
Pay-variable interest rate swap agreements	46,121	8.6	(249)
Purchased options	3,119	4.5	238
Written options	3,119	4.5	(238)
Total	$187,092	4.4	$1,276

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

In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate-Lock Commitments”).  These commitments expose us to interest rate risk.  We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate-Lock Commitments.  Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate-Lock Commitments and Mandatory Commitments are recognized currently as part of net gains on mortgage loans in our Condensed Consolidated Statements of Operations.  We obtain market prices on Mandatory Commitments and Rate-Lock Commitments.  Net gains on mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We currently offer to our deposit customers an equity linked time deposit product (“Altitude CD”).  The Altitude CD is a time deposit that provides the customer a guaranteed return of principal at maturity plus a potential equity return (a written option), while we receive a like stream of funds based on the equity return (a purchased option).  The written and purchased options will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the written and purchased options in the table above relate to this Altitude CD product.

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$1,017	Other assets	$646	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	630	Other liabilities	166	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	590	Other assets	493	Other liabilities	231	Other liabilities	244
Pay-variable interest rate swap agreements	Other assets	231	Other assets	244	Other liabilities	590	Other liabilities	493
Purchased options	Other assets	307	Other assets	238	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	307	Other liabilities	238
Total derivatives		$2,145		$2,251		$1,294		$975

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Month Periods Ended March 31,
	Recognized in Income	2017	2016
		(In thousands)
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$371	$219
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	(796)	(206)
Pay-fixed interest rate swap agreements	Interest income	110	(1,118)
Pay-variable interest rate swap agreements	Interest income	(110)	1,118
Purchased options	Interest expense	69	78
Written options	Interest expense	(69)	(78)
Total		$(425)	$13

7.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$4,273	$6,118	$4,186

Amortization of other intangibles has been estimated through 2022 in the following table.

(In thousands)

Nine months ending December 31, 2017	$259
2018	346
2019	346
2020	346
2021	346
2022	202
Total	$1,845

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.1 million shares of common stock as of March 31, 2017.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2017. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the three month periods ended March 31, 2017 and 2016, pursuant to our long-term incentive plan, we granted 0.05 million and 0.07 million shares of restricted stock, respectively and 0.02 million and 0.03 million performance stock units (“PSU”), respectively to certain officers.  The shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.002 million shares to directors during both three month periods ended March 31, 2017 and 2016 and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million during each three month period ended March 31, 2017 and 2016.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.04 million and $0.03 million during the three months ended March 31, 2017 and 2016, respectively. The corresponding tax benefit relating to this expense was $0.01 million for each period.

At March 31, 2017, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.2 million.  The weighted-average period over which this amount will be recognized is 2.5 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2017	211,018	$5.05
Granted	-
Exercised	(15,992)	4.14
Forfeited	-
Expired	-
Outstanding at March 31, 2017	195,026	$5.12	4.85	$3,038

Vested and expected to vest at March 31, 2017	195,026	$5.12	4.85	$3,038
Exercisable at March 31, 2017	195,026	$5.12	4.85	$3,038

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	296,422	$14.52
Granted	68,473	21.07
Vested	(50,297)	14.81
Forfeited	(5,727)	15.57
Outstanding at March 31, 2017	308,871	$15.85

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Intrinsic value	$279	$117
Cash proceeds received	$66	$32
Tax benefit realized	$98	$41

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Income Tax

Income tax expense was $2.6 million and $2.0 million during the three months ended March 31, 2017 and 2016, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2017 and 2016, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both March 31, 2017 and December 31, 2016. This valuation allowance on our deferred tax assets primarily relates to state income taxes at Mepco.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the pending sale of Mepco’s payment plan business.

At both March 31, 2017 and December 31, 2016, we had approximately $0.8 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2017.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2017, the Bank had positive undivided profits of $11.2 million.  We can request regulatory approval for a return of capital from the Bank to the parent company. During the first quarter of 2016 we requested regulatory approval for a return of capital from the Bank to the parent company of  $18.0 million.  This return of capital request was approved by our banking regulators on February 24, 2016 and the Bank returned this amount to the parent company on February 25, 2016.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2017 and December 31, 2016, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions.  The capital conservation buffer began to phase in on January 1, 2016 with 1.25% and 0.625% added to the minimum ratio for adequately capitalized institutions for 2017 and 2016, respectively and 0.625% will be added each subsequent year until fully phased in during 2019.  This capital conservation buffer is not reflected in the table that follows.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2017
Total capital to risk-weighted assets
Consolidated	$291,505	15.71%	$148,484	8.00%	NA	NA
Independent Bank	273,822	14.77	148,308	8.00	$185,384	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$270,707	14.59%	$111,363	6.00%	NA	NA
Independent Bank	253,024	13.65	111,231	6.00	$148,308	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$239,913	12.93%	$83,522	4.50%	NA	NA
Independent Bank	253,024	13.65	83,423	4.50	$120,500	6.50%

Tier 1 capital to average assets
Consolidated	$270,707	10.65%	$101,693	4.00%	NA	NA
Independent Bank	253,024	9.96	101,609	4.00	$127,011	5.00%

December 31, 2016
Total capital to risk-weighted assets
Consolidated	$286,289	15.86%	$144,413	8.00%	NA	NA
Independent Bank	270,855	15.02	144,223	8.00	$180,279	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$265,405	14.70%	$108,309	6.00%	NA	NA
Independent Bank	249,971	13.87	108,167	6.00	$144,223	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$238,996	13.24%	$81,232	4.50%	NA	NA
Independent Bank	249,971	13.87	81,126	4.50	$117,181	6.50%

Tier 1 capital to average assets
Consolidated	$265,405	10.50%	$101,112	4.00%	NA	NA
Independent Bank	249,971	9.90	101,019	4.00	$126,274	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In thousands)
Total shareholders' equity	$255,475	$248,980	$262,716	$258,814
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	738	3,310	738	3,310
Intangible assets	(1,476)	(1,159)	(1,476)	(1,159)
Disallowed deferred tax assets	(14,824)	(12,135)	(8,954)	(10,994)
Common equity tier 1 capital	239,913	238,996	253,024	249,971
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(3,706)	(8,091)	-	-
Tier 1 capital	270,707	265,405	253,024	249,971
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,798	20,884	20,798	20,884
Total risk-based capital	$291,505	$286,289	$273,822	$270,855

11.	Fair Value Disclosures

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on mortgage backed security pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2017 and December 31, 2016, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Capitalized mortgage loan servicing rights:  The fair value of capitalized mortgage loan servicing rights is based on a valuation model used by an independent third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Certain model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as Level 3.  Management evaluates the third party valuation for reasonableness each quarter as part of our financial reporting control processes.  Prior to January 1, 2017, capitalized mortgage loan servicing rights were accounted for using the amortization method accounting and were measured at fair value on a non-recurring basis.  During the first quarter of 2017, we adopted the fair value method of accounting for our capitalized mortgage loan servicing rights (see note #2) and are now measured at fair value on a recurring basis.

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
	(In thousands)
March 31, 2017:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$331	$331	$-	$-
Securities available for sale
U.S. agency	28,784	-	28,784	-
U.S. agency residential mortgage-backed	147,874	-	147,874	-
U.S. agency commercial mortgage-backed	12,195	-	12,195	-
Private label mortgage-backed	28,840	-	28,840	-
Other asset backed	145,795	-	145,795	-
Obligations of states and political subdivisions	180,250	-	180,250	-
Corporate	60,967	-	60,967	-
Trust preferred	2,653	-	2,653	-
Foreign government	1,606	-	1,606	-
Loans held for sale	37,613	-	37,613	-
Capitalized mortgage loan servicing rights	14,727	-	-	14,727
Derivatives (1)	2,145	-	2,145	-
Liabilities
Derivatives (2)	1,294	-	1,294	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	294	-	-	294
Land, land development & construction-real estate	10	-	-	10
Commercial and industrial	1,213	-	-	1,213
Mortgage
1-4 family	169	-	-	169
Resort lending	225	-	-	225
Other real estate (4)
Commercial
Income producing - real estate (5)	2,863	-	2,863	-
Land, land development & construction-real estate	176	-	-	176
Mortgage
1-4 family	146	-	-	146
Resort lending	18	-	-	18

(1) Included in accrued income and other assets
(2) Included in accrued expenses and other liabilities
(3) Only includes impaired loans with specific loss allocations based on collateral value.
(4) Only includes other real estate with subsequent write downs to fair value.
(5) Level 2 valuation is based on a signed purchase agreement.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2016:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$410	$410	$-	$-
Securities available for sale
U.S. agency	28,988	-	28,988	-
U.S. agency residential mortgage-backed	156,289	-	156,289	-
U.S. agency commercial mortgage-backed	12,632	-	12,632	-
Private label mortgage-backed	34,727	-	34,727	-
Other asset backed	146,709	-	146,709	-
Obligations of states and political subdivisions	170,899	-	170,899	-
Corporate	56,180	-	56,180	-
Trust preferred	2,579	-	2,579	-
Foreign government	1,613	-	1,613	-
Loans held for sale	35,946	-	35,946	-
Derivatives (1)	2,251	-	2,251	-
Liabilities
Derivatives (2)	975	-	975	-

Measured at Fair Value on a Non-recurring basis:
Assets
Capitalized mortgage loan servicing rights (3)	8,163	-	-	8,163
Impaired loans (4)
Commercial
Income producing - real estate	255	-	-	255
Land, land development & construction-real estate	54	-	-	54
Commercial and industrial	1,342	-	-	1,342
Mortgage
1-4 family	361	-	-	361
Other real estate (5)
Commercial
Income producing - real estate (6)	2,863	-	2,863	-
Land, land development & construction-real estate	176	-	-	176
Mortgage
1-4 family	98	-	-	98
Resort lending	133	-	-	133

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes servicing rights that are carried at fair value due to recognition of a valuation allowance.
(4)	Only includes impaired loans with specific loss allocations based on collateral value.
(5)	Only includes other real estate with subsequent write downs to fair value.
(6)	Level 2 valuation is based on a signed purchase agreement.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2017				2016
	Net Gains (Losses) on Assets		Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current Period
	Securities	Loans			Securities	Loans	Earnings
	(In thousands)
Trading securities	$(79)	$-	$-	$(79)	$(12)	$-	$(12)
Loans held for sale	-	581	-	581	-	127	127
Capitalized mortgage loan servicing rights	-	-	(264)	(264)	-	-	-

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three month periods ended March 31, 2017 and 2016 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.2 million, which is net of a valuation allowance of $2.3 million, at December 31, 2016.   An additional charge relating to capitalized mortgage loan servicing rights measured at fair value of $1.5 million was included in our results of operations for the three month period ending March 31, 2016.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $2.6 million, with a valuation allowance of $0.7 million at March 31, 2017, and had a carrying amount of $4.0 million, with a valuation allowance of $2.0 million at December 31, 2016.  The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.3 million and $0.6 million during the three month periods ended March 31, 2017 and 2016, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $3.2 million which is net of a valuation allowance of $0.7 million at March 31, 2017, and a carrying amount of $3.2 million, which is net of a valuation allowance of $0.8 million, at December 31, 2016. An additional charge relating to other real estate measured at fair value of $0.02 million and $0.17 million was included in our results of operations during the three month periods ended March 31, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2017	2016

Beginning balance	$-	$-
Change in accounting	14,213	-
Beginning balance, as adjusted	14,213	-
Total losses realized and unrealized:
Included in results of operations	(264)	-
Included in other comprehensive income	-	-
Purchases, issuances, settlements, maturities and calls	778	-
Transfers in and/or out of Level 3	-	-
Ending balance	$14,727	$-

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(264)	$-

As discussed above we changed the accounting for capitalized mortgage loan servicing rights during the first quarter of 2017 (see note #2) and are now measuring valuation on a recurring basis.   The fair value of our capitalized mortgage loan servicing rights has been determined based on a valuation model used by an independent third party as discussed above.  The significant unobservable inputs used in the fair value measurement of the capitalized mortgage loan servicing rights are discount rate, cost to service, ancillary income and float rate.  Significant changes in all four of these assumptions in isolation would result in significant changes to the value of our capitalized mortgage loan servicing rights.  Quantitative information about our Level 3 fair value measurements measured on a recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
March 31, 2017
Capitalized mortgage
loan servicing rights	$14,727	Present value of net	Discount rate	10.08%
		servicing revenue	Cost to service	$81
			Ancillary income	24
			Float rate	2.05%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
March 31, 2017	(In thousands)
Impaired loans
Commercial	$1,517	Sales comparison approach	Adjustment for differences between comparable sales	(2.1)%
Mortgage	394	Sales comparison approach	Adjustment for differences between comparable sales	(2.8)
Other real estate
Commercial	176	Sales comparison approach	Adjustment for differences between comparable sales	(22.5)
Mortgage	164	Sales comparison approach	Adjustment for differences between comparable sales	(13.1)

December 31, 2016
Capitalized mortgage loan servicing rights	$8,163	Present value of net servicing revenue	Discount rate	10.07%
			Cost to service	$83
			Ancillary income	24
			Float rate	1.97%
Impaired loans
Commercial (1)	1,446	Sales comparison approach	Adjustment for differences between comparable sales	(1.5)%
Mortgage	361	Sales comparison approach	Adjustment for differences between comparable sales	(4.7)
Other real estate
Commercial	176	Sales comparison approach	Adjustment for differences between comparable sales	(22.5)
Mortgage	231	Sales comparison approach	Adjustment for differences between comparable sales	(5.1)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at December 31, 2016, we had an impaired collateral dependent commercial relationship that totaled $0.2 million that was primarily secured by collateral other than real estate. Collateral securing this relationship primarily included machinery and equipment and inventory. Valuation techniques included appraisals and discounting restructuring firm valuations based on estimates of value recovery of each particular asset type. Discount rates used ranged from 0% to 100% of stated values.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2017	$37,613	$1,018	$36,595
December 31, 2016	35,946	437	35,509

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.  Fair Values of Financial Instruments

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

Estimated fair values have been determined using available data and methodologies that are considered suitable for each category of financial instrument. For instruments with adjustable interest rates which reprice frequently and without significant credit risk, it is presumed that estimated fair values approximate the recorded book balances. Fair value methodologies discussed below do not necessarily represent an exit price in the determination of the fair value of these financial instruments.

Cash and due from banks and interest bearing deposits:  The recorded book balance of cash and due from banks and interest bearing deposits approximate fair value and are classified as Level 1.

Interest bearing deposits - time:  Interest bearing deposits - time have been valued based on a model using a benchmark yield curve plus a base spread and are classified as Level 2.

Securities:  Financial instrument assets actively traded in a secondary market have been valued using quoted market prices.  Trading securities are classified as Level 1 while securities available for sale are classified as Level 2 as described in note #11.

Federal Home Loan Bank and Federal Reserve Bank Stock:  It is not practicable to determine the fair value of FHLB and FRB Stock due to restrictions placed on transferability.

Net loans and loans held for sale:  The fair value of loans is calculated by discounting estimated future cash flows using estimated market discount rates that reflect credit and interest-rate risk inherent in the loans and do not necessarily represent an exit price.  Loans are classified as Level 3.  Impaired loans are valued at the lower of cost or fair value as described in note #11.  Loans held for sale are classified as Level 2 as described in note #11. Payment plan receivables held for sale are also classified as Level 2 based on a signed purchase agreement as described in note #15.

Accrued interest receivable and payable:  The recorded book balance of accrued interest receivable and payable approximate fair value and are classified at the same Level as the asset and liability they are associated with.

Derivative financial instruments:  The fair value of rate-lock mortgage loan commitments and mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets, the fair value of interest rate swap agreements is based on a discounted cash flow analysis whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management and the fair value of purchased and written options is based on prices of financial instruments with similar characteristics and do not typically involve judgment by management. Each of these instruments has been classified as Level 2 as described in note #11.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Deposits:  Deposits without a stated maturity, including demand deposits, savings, NOW and money market accounts, have a fair value equal to the amount payable on demand.  Each of these instruments is classified as Level 1.  Deposits with a stated maturity, such as time deposits have generally been valued based on the discounted value of contractual cash flows using a discount rate approximating current market rates for liabilities with a similar maturity resulting in a Level 2 classification.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

	Recorded Book Balance	Fair Value	Fair Value Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)

	(In thousands)
March 31, 2017
Assets
Cash and due from banks	$29,866	$29,866	$29,866	$-	$-
Interest bearing deposits	39,957	39,957	39,957	-	-
Interest bearing deposits - time	5,340	5,357	-	5,357	-
Trading securities	331	331	331	-	-
Securities available for sale	608,964	608,964	-	608,964	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale (1)	1,721,180	1,689,457	-	70,471	1,618,986
Accrued interest receivable	7,697	7,697	1	2,795	4,901
Derivative financial instruments	2,145	2,145	-	2,145	-

Liabilities
Deposits with no stated maturity (2)	$1,786,095	$1,786,095	$1,786,095	$-	$-
Deposits with stated maturity (2)	476,964	474,892	-	474,892	-
Other borrowings	9,433	10,253	-	10,253	-
Subordinated debentures	35,569	26,018	-	26,018	-
Accrued interest payable	1,223	1,223	20	1,203	-
Derivative financial instruments	1,294	1,294	-	1,294	-

December 31, 2016
Assets
Cash and due from banks	$35,238	$35,238	$35,238	$-	$-
Interest bearing deposits	47,956	47,956	47,956	-	-
Interest bearing deposits - time	5,591	5,611	-	5,611	-
Trading securities	410	410	410	-	-
Securities available for sale	610,616	610,616	-	610,616	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale (1)	1,655,335	1,629,587	-	67,321	1,562,266
Accrued interest receivable	7,316	7,316	5	2,364	4,947
Derivative financial instruments	2,251	2,251	-	2,251	-

Liabilities
Deposits with no stated maturity (2)	$1,740,601	$1,740,601	$1,740,601	$-	$-
Deposits with stated maturity (2)	485,118	483,469	-	483,469	-
Other borrowings	9,433	10,371	-	10,371	-
Subordinated debentures	35,569	25,017	-	25,017	-
Accrued interest payable	932	932	21	911	-
Derivative financial instruments	975	975	-	975	-

(1)	Net loans and loans held for sale include $32.9 million and $31.4 million of payment plan receivables and commercial loans held for sale at March 31, 2017 and December 31, 2016, respectively.
(2)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $12.9 million and $7.4 million at March 31, 2017 and December 31, 2016, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $28.5 million and $31.3 million March 31, 2017 and December 31, 2016, respectively.

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

13. Contingent Liabilities

In December 2016, we reached a tentative settlement regarding litigation initiated against us in Wayne County, Michigan Circuit Court.  The Court issued a preliminary approval of this settlement in the first quarter of 2017.  This litigation concerned checking account transaction sequencing during a period from February 2009 to June 2011.  Under the terms of the settlement, we have agreed to pay $2.2 million and are also responsible for class notification costs and certain other expenses which are estimated to total approximately $0.1 million (these amounts were accrued for and expensed in the fourth quarter of 2016).  We expect the settlement payment to occur in the second half of 2017.  Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, it was determined that this settlement was in the best interests of the organization.

We are also involved in various other litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Mepco conducts its payment plan business activities across the United States. Mepco acquires the payment plans from companies (which we refer to as Mepco’s “counterparties”) at a discount from the face amount of the payment plan. Each payment plan (which are classified as payment plan receivables in our Condensed Consolidated Statements of Financial Condition) permits a consumer to purchase a vehicle service contract by making installment payments, generally for a term of 12 to 30 months, to the sellers of those contracts (one of the “counterparties”). Mepco thereafter collects the payments from consumers. In acquiring the payment plan, Mepco generally funds a portion of the cost to the seller of the service contract and a portion of the cost to the administrator of the service contract. The administrator, in turn, pays the necessary contractual liability insurance policy (“CLIP”) premium to the insurer or risk retention group.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

When counterparties do not honor their contractual obligations to Mepco to repay funds, we recognize estimated losses. Mepco pursues collection (including commencing legal action if necessary) of funds due to it under its various contracts with counterparties.  Mepco has had to initiate litigation against certain counterparties, including third party insurers, to collect amounts owed to Mepco as a result of those parties' dispute of their contractual obligations to Mepco.  During the first quarter of 2016, we settled our last significant remaining litigation matter with certain of Mepco’s counterparties.  This settlement resulted in our receipt of a cash payment of $4.0 million on March 31, 2016.  This settlement also resulted in our receipt of an interest-bearing promissory note from one of Mepco’s counterparties for $1.5 million with monthly payments scheduled over a five-year period beginning in May 2016.  Due to the lack of any payment history and limited financial information on this counterparty, we established a full reserve on this promissory note as of March 31, 2016.  A full reserve on the remaining balance ($1.25 million) on this note was maintained at March 31, 2017.   Thus far, this counterparty has made all required monthly payments on the note.  As a longer-term payment history is developed on this note, we will continue to evaluate the need for all or any part of a reserve. Vehicle service contract counterparty receivables, net totaled $2.2 million as of March 31, 2017 compared to $2.3 million as of December 31, 2016.  Expense/(credit) related to vehicle service contract counterparty contingencies included in non-interest expense totaled $(0.10) million and $0.03 million for the three month periods ended March 31, 2017 and 2016, respectively.  These (recoveries) charges are being classified in non-interest expense – other in the Condensed Consolidated Statements of Operations because they are associated with a default or potential default of a contractual obligation under our counterparty contracts as opposed to loss on the administration of the payment plan itself.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with our pending sale of Mepco (see note #15), we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to these indemnification requirements in our March 31, 2017 Condensed Consolidated Statement of Financial Condition because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was an expense (credit) of $0.03 million and $(0.02) million for the three months ended March 31, 2017 and 2016, respectively.  The small expense provision in the first quarter of 2017 is due primarily to the settlement of a loss reimbursement claim at a slightly higher amount than what had been specifically reserved for at the end of 2016. The small credit provision in the first quarter of 2016 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of 2015.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million and $0.6 million at March 31, 2017 and December 31, 2016, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.  Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Total
		(In thousands)
For the three months ended March 31,
2017
Balances at beginning of period	$(3,310)	$(5,798)	$(9,108)
Cumulative effect of change in accounting	300	-	300
Balances at beginning of period, as adjusted	(3,010)	(5,798)	(8,808)
Other comprehensive income before reclassifications	2,341	-	2,341
Amounts reclassified from AOCL	(69)	-	(69)
Net current period other comprehensive income	2,272	-	2,272
Balances at end of period	$(738)	$(5,798)	$(6,536)

2016
Balances at beginning of period	$(238)	$(5,798)	$(6,036)
Other comprehensive income before reclassifications	1,349	-	1,349
Amounts reclassified from AOCL	(112)	-	(112)
Net current period other comprehensive income	1,237	-	1,237
Balances at end of period	$999	$(5,798)	$(4,799)

We adopted ASU 2017-08 during the first quarter of 2017 using a modified retrospective approach.  As a result, accumulated other comprehensive loss as of January 1, 2017 was adjusted by $0.30 million (see note #2).

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2017
Unrealized gains on securities available for sale
	$106	Net gains on securities
	-	Net impairment loss recognized in earnings
	106	Total reclassifications before tax
	37	Income tax expense
	$69	Reclassifications, net of tax

2016
Unrealized gains on securities available for sale
	$174	Net gains on securities
	-	Net impairment loss recognized in earnings
	174	Total reclassifications before tax
	62	Income tax expense
	$112	Reclassifications, net of tax

15.  Payment Plan Receivables and Other Assets Held for Sale

On December 30, 2016 Mepco executed an Asset Purchase Agreement (the “APA”) with Seabury Asset Management LLC (“Seabury”).  Pursuant to the terms of the APA, Mepco is selling its payment plan processing business, payment plan receivables ($32.3 million and $30.6 million at March 31, 2017 and December 31, 2016, respectively), commercial loans ($0.6 million and $0.8 million at March 31, 2017 and December 31, 2016, respectively) and certain other assets ($1.9 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively) to Seabury, who also is assuming certain liabilities ($1.4 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively) of Mepco.  These assets and liabilities are categorized as “held for sale” in our March 31, 2017 and December 31, 2016 Condensed Consolidated Statements of Financial Condition.  This transaction is expected to close during the second quarter of 2017.  These assets and corresponding liabilities held for sale are carried at the lower of cost or fair value on an aggregate basis.  Fair value adjustments, if any, are recorded in current earnings.

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation, its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. At times, we have experienced a difficult economy in Michigan. Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2017, albeit at an uneven pace.  There has been an overall decline in the unemployment rate as well as generally improving housing prices and other related statistics (such as home sales and new building permits).  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, reduced levels of new loan defaults, and reduced levels of loan net charge-offs.

Recent Developments. Effective on January 1, 2017, we adopted the fair value accounting method for capitalized mortgage loan servicing rights.  The adoption of this accounting method resulted in the following changes to the January 1, 2017 beginning balances: an increase in capitalized mortgage loan servicing rights of $0.54 million; a decrease in deferred income taxes of $0.19 million and a decrease in our accumulated deficit of $0.35 million.  See note 2 to the Condensed Consolidated Financial Statements.

On December 30, 2016, the Bank and its wholly-owned subsidiary, Mepco Finance Corporation (“Mepco”), entered into an Asset Purchase Agreement (“APA”) with Seabury Asset Management LLC (“Seabury”).  Pursuant to the terms of the APA, we are selling our payment plan processing business, payment plan receivables, and certain other assets to Seabury, who also is assuming certain liabilities of Mepco.  These assets and liabilities are categorized as “held for sale” in the March 31, 2017 and December 31, 2016 Condensed Consolidated Statements of Financial Condition.  We also recorded a $0.32 million loss related to the sale of these assets in the fourth quarter of 2016.  This transaction is expected to close on May 5, 2017.  In the first quarter of 2017, Mepco recorded $1.0 million of interest income (compared to $1.1 million in 2016), $0.9 million of net interest income (compared to $0.9 million in 2016), $0.7 million of non-interest expense (compared to $1.3 million in 2016), income before income taxes of $0.21 million (compared to a loss before income taxes of $0.36 million in 2016) and net income of $0.14 million (compared to a net loss of $0.24 million in 2016).  We do not believe that the sale of the Mepco assets will have a significant impact on our overall financial condition or results of operations.

Index
In the fourth quarter of 2016, we reached a tentative settlement regarding litigation initiated against the Bank in Wayne County, Michigan Circuit Court.  The Court issued a preliminary approval of this settlement in the first quarter of 2017.  This litigation concerned the Bank’s checking account transaction sequencing during a period from February 2009 to June 2011.  Under the terms of the settlement, we have agreed to pay $2.2 million and we are also responsible for class notification costs and certain other expenses which are estimated to total approximately $0.1 million.  We recorded a $2.3 million expense in the fourth quarter of 2016 for this settlement.  We expect the settlement payment to occur in the second half of 2017.  Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, we determined that this settlement was in the best interests of the organization.

Regulation. On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in ratably over a four-year period that began in 2016.  In 2017, 1.25% is being added to the minimum ratio for adequately capitalized institutions.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer (now 5.75% in 2017).  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. As of March 31, 2017 and December 31, 2016 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2017 as compared to 2016.

Results of Operations

Summary.  We recorded net income of $6.0 million during the three months ended March 31, 2017, compared to net income of $4.1 million during the three months ended March 31, 2016. The increase in net income is primarily due to increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses (lower credit), non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended March 31,
	2017	2016
Net income (annualized) to
Average assets	0.95%	0.68%
Average common shareholders’ equity	9.63	6.70

Net income per common share
Basic	$0.28	$0.19
Diluted	0.28	0.19

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

Net interest income totaled $21.5 million during the first quarter of 2017, which represents a $1.7 million, or 8.6% increase, from the comparable quarter one year earlier.  The increase in net interest income in 2017 compared to 2016 primarily reflects an eight basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as an increase in average interest-earning assets.

Total average interest-earning assets were $2.37 billion in the first quarter of 2017 compared to $2.21 billion in the year ago quarter.  Also contributing to the growth in net interest income were net recoveries of interest on loans on non-accrual or previously charged-off of $0.50 million in the first quarter of 2017 compared to $0.55 million in the year ago quarter.

Interest rates have generally been at low levels since 2008 due primarily to the Federal Reserve Bank’s monetary policies and its efforts to stimulate the U.S. economy.  The prolonged low interest rate environment has reduced our average loan yields; however, this has been offset by growth in the amount of our interest-earning assets, particularly loans.  Recently, the Federal Reserve Bank has been moving the target federal funds rate up, with 0.25% increases in March 2017, December 2016 and December 2015.  Future changes in the target federal funds rate (now currently at 1.0%) are uncertain; however, we anticipate that any upward movements in short-term interest rates will be gradual.  Given the repricing characteristics of our interest-earning assets and interest-bearing liabilities (and our level of non-interest bearing demand deposits), we would expect that our net interest margin will generally benefit on a long-term basis from rising interest rates.  However, we have $1.786 billion of non-maturity deposits and future in-flows and out-flows of such deposits may be unpredictable as short-term interest rates rise.  A large net out-flow of non-maturity deposits in the future could cause us to have to borrow funds or liquidate investment securities, which could adversely impact our net interest income.

Index
Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2017 non-accrual loans averaged $11.6 million compared to $10.5 million in the first quarter of 2016.

Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Rate (2)	Average Balance	Interest
						Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$1,685,936	$19,824	4.75%	$1,546,142	$18,520	4.81%
Tax-exempt loans (1)	4,067	52	5.19	3,647	55	6.07
Taxable securities	521,407	2,754	2.11	521,833	2,244	1.72
Tax-exempt securities (1)	78,044	698	3.58	41,982	381	3.63
Interest bearing cash	66,708	113	0.69	81,436	106	0.52
Other investments	15,543	199	5.19	15,546	200	5.17
Interest Earning Assets	2,371,705	23,640	4.02	2,210,586	21,506	3.90
Cash and due from banks	33,790			45,165
Other assets, net	153,992			165,104
Total Assets	$2,559,487			$2,420,855

Liabilities
Savings and interest-bearing checking	$1,047,114	283	0.11	$1,014,117	270	0.11
Time deposits	482,188	1,160	0.98	435,943	844	0.78
Other borrowings	45,004	470	4.24	47,524	477	4.04
Interest Bearing Liabilities	1,574,306	1,913	0.49	1,497,584	1,591	0.43
Non-interest bearing deposits	704,551			653,417
Other liabilities	29,064			23,768
Shareholders’ equity	251,566			246,086
Total liabilities and shareholders’ equity	$2,559,487			$2,420,855

Net Interest Income		$21,727			$19,915

Net Interest Income as a Percent of Average Interest Earning Assets			3.69%			3.61%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(2)	Annualized

Index
Reconciliation of Net Interest Margin, Fully Taxable Equivalent ("FTE")

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net interest income	$21,466	$19,763
Add: taxable equivalent adjustment	261	152
Net interest income - taxable equivalent	$21,727	$19,915
Net interest margin (GAAP) (1)	3.67%	3.60%
Net interest margin (FTE) (1)	3.69%	3.61%

(1)	Annualized

Provision for loan losses.  The provision for loan losses was a credit of $0.4 million and a credit of $0.5 million in the first quarters of 2017 and 2016, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.   See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2017.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $10.3 million and $7.8 million during the first three months of 2017 and 2016, respectively.  The components of non-interest income are as follows:

Non-Interest Income

	Three months ended March 31,
	2017	2016
	(In thousands)
Service charges on deposit accounts	$3,009	$2,845
Interchange income	1,922	1,878
Net gains on assets
Mortgage loans	2,571	1,642
Securities	27	162
Mortgage loan servicing, net	825	(978)
Investment and insurance commissions	468	467
Bank owned life insurance	253	290
Title insurance fees	264	288
Other	1,000	1,215
Total non-interest income	$10,339	$7,809

Service charges on deposit accounts totaled $3.0 million in the first quarter of 2017, an increase of $0.2 million from the comparable period in 2016.  This increase was principally due to higher service charges on commercial accounts and a modest increase in non-sufficient funds occurrences.

Index
Interchange income totaled $1.9 million in the first quarter of 2017, up slightly compared to the year ago period.  Transaction volume increased 1.4% year-over-year and interchange revenue per transaction increased by 0.7%.

Net gains on mortgage loans were $2.6 million and $1.6 million in the first quarters of 2017 and 2016, respectively.   Mortgage loan sales totaled $79.7 million in the first quarter of 2017 compared to $55.7 million in the first quarter of 2016.  Mortgage loans originated totaled $158.1 million in the first quarter of 2017 compared to $73.5 million in the comparable quarter of 2016.  The increase in mortgage loan originations, sales and net gains in 2017 as compared to 2016 is due primarily to the expansion of our mortgage-banking operations.

During the last quarter of 2016 and the first quarter of 2017, we significantly expanded our mortgage-banking operations by adding new employees and opening six new loan production offices (Ann Arbor, Brighton, Traverse City and Troy, Michigan and Columbus and Fairlawn, Ohio).  We are also in the process of opening an additional loan production office in Dearborn, Michigan.  Overall, we have increased average full-time equivalent employees by 18.64 (38.9%) and by 25.57 (60.0%) in mortgage loan sales and mortgage loan operations, respectively, in the first quarter of 2017 as compared to the year ago quarter.  We expect this business expansion to add to net gains on mortgage loans and on a longer-term basis, accelerate the growth of portfolio mortgage loans and mortgage loans serviced for others, leading to increased interest and mortgage loan servicing income.  However, this expansion will also increase non-interest expenses, particularly compensation and employee benefits and occupancy.  In addition, due to higher interest rates, we expect mortgage loan refinance volume to decline in 2017 on an industry wide basis.  It is important to our future results of operations that we effectively and successfully manage this business expansion.

Mortgage Loan Activity

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Mortgage loans originated	$158,081	$73,502
Mortgage loans sold	79,691	55,666
Net gains on the sale of mortgage loans	2,571	1,642
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	3.23%	2.95%
Fair value adjustments included in the Loan Sales Margin	0.20%	0.25%

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

Index
Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 3.03% and 2.70% in the first quarters of 2017 and 2016, respectively.

We recorded net gains on securities of approximately $0.03 million and $0.16 million in the first quarters of 2017 and 2016, respectively. The first quarter 2017 net gains on securities are due primarily to sales of $6.2 million that were partially offset by a $0.08 million decline in the fair value of trading securities. The first quarter 2016 net gains on securities are due primarily to the sales of $42.4 million.

We recorded no net impairment losses in either the first quarter of 2017 or 2016, for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated income of $0.8 million and a loss of $1.0 million in the first quarters of 2017 and 2016, respectively.  As discussed under “Recent Developments” above, we adopted the fair value accounting method for capitalized mortgage loan servicing rights effective January 1, 2017.   The first quarter of 2017 included a decline in fair value adjustment of $0.3 million.  The first quarter of 2016 included amortization and an increase in the valuation allowance of $2.0 million.  Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$13,671	$12,436
Change in accounting	542	-
Balance at beginning of period, as adjusted	$14,213	$12,436
Originated servicing rights capitalized	778	554
Amortization	-	(557)
Change in valuation allowance	-	(1,450)
Change in fair value	(264)	-
Balance at end of period	$14,727	$10,983

Valuation allowance at end of period	$-	$4,722

At March 31, 2017 we were servicing approximately $1.68 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.19% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights (recorded at fair value) at March 31, 2017 totaled $14.7 million, representing approximately 87.6 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions were essentially unchanged during the first quarter of 2017 as compared to the year ago period.

Index
We earned $0.25 million and $0.29 million in the first quarters of 2017 and 2016, respectively, principally as a result of increases in the cash surrender value of our separate account bank owned life insurance.  Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $53.8 million and $54.0 million at March 31, 2017 and December 31, 2016, respectively.  The reduction in the cash surrender value of our bank owned life insurance during the first quarter of 2017 was due to the receipt of cash on death claims that was partially offset by net earnings credits.

Title insurance fees totaled $0.3 million in both the first quarters of 2017 and 2016.

Other non-interest income totaled $1.0 million and $1.2 million during the first quarters of 2017 and 2016, respectively.  This decrease is primarily due to a decline in commercial loan swap fee income.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense totaled $23.6 million in the first quarter of 2017 compared to $22.0 million in the year ago period. The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended March 31,
	2017	2016
	(In thousands)
Compensation	$9,672	$8,234
Performance-based compensation	1,993	1,521
Payroll taxes and employee benefits	2,482	2,126
Compensation and employee benefits	14,147	11,881
Occupancy, net	2,142	2,207
Data processing	1,937	2,101
Furniture, fixtures and equipment	977	984
Communications	683	888
Advertising	506	477
Legal and professional	437	413
Loan and collection	413	825
Interchange expense	283	266
FDIC deposit insurance	198	334
Credit card and bank service fees	191	187
Supplies	172	176
Costs related to unfunded lending commitments	110	13
Amortization of intangible assets	87	87
Provision for loss reimbursement on sold loans	31	(15)
Other	1,255	1,221
Total non-interest expense	$23,569	$22,045

Index
Compensation and employee benefits expenses, in total, increased by $2.3 million, or 19.1%, in the first quarter of 2017, as compared to the year ago period.

Compensation expense increased by $1.4 million, or 17.5%.  Average full-time equivalent employees (“FTEs”) increased by 64.5, or 8.4%, during the first quarter of 2017 compared to the year ago quarter due primarily to the aforementioned expansion of our mortgage-banking operations.  In addition, we granted annual pay increases that were effective January 1, 2017.

Performance-based compensation increased by $0.5 million in 2017 due primarily to a higher accrual for anticipated incentive compensation based on our forecasted 2017 performance as compared to goals.

Payroll taxes and employee benefits increased $0.4 million in 2017 due primarily to higher medical insurance costs and payroll taxes related to the aforementioned increase in FTEs as well as increased sales training costs.

Occupancy, net, decreased $0.1 million, or 2.9%, in the first quarter of 2017 compared to 2016 primarily because of lower snow removal costs associated with a milder winter.

Data processing expense decreased $0.2 million, or 7.8%, in the first quarter of 2017 compared to the year earlier period due primarily to a decline in software amortization at Mepco.

Furniture, fixtures and equipment, advertising, legal and professional, credit card and bank service fees, supplies and other non-interest expenses were all relatively unchanged in the first quarter of 2017 as compared to the year earlier period.

Communications expense decreased $0.2 million, or 23.1%, in the first quarter of 2017 compared to the year earlier period due primarily to reduced telephone costs related to a change in vendor and reduced mailing costs as the first quarter of 2016 included expenses for mailing out new chip enabled debit cards and a new deposit product mailing.

Loan and collection expenses primarily reflect costs related to the management and collection of non-performing loans and other problem credits. These expenses have declined in 2017, which primarily reflects the recovery of previously incurred collection costs on certain non-performing loans. (See “Portfolio Loans and asset quality.”)

Interchange expense increased modestly in the first quarter of 2017 compared to the year earlier period due primarily to an increase in debit card transaction volume.

The changes in cost related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $1.8 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index
The provision for loss reimbursement on sold loans was an expense of $0.03 million and a credit of $0.02 million in the first quarters of 2017 and 2016, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae).  The small expense provision in the first quarter of 2017 is due primarily to the settlement of a loss reimbursement claim at a slightly higher amount than what had been specifically reserved for at the end of 2016. The small credit provision in the first quarter of 2016 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of 2015.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.53 million and $0.56 million at March 31, 2017 and December 31, 2016, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Income tax expense.  We recorded an income tax expense of $2.6 million and $2.0 million in the first quarters of 2017 and 2016, respectively.

Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the first quarter of 2017 includes a $0.1 million reduction of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2017 and 2016 and at December 31, 2016, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We did maintain a valuation allowance against our deferred tax assets of approximately $1.1 million at both March 31, 2017 and December 31, 2016. This valuation allowance on our deferred tax assets primarily relates to state income taxes at Mepco.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  This conclusion was primarily based on the pending sale of Mepco’s payment plan business.

Financial Condition

Summary.  Our total assets increased by $47.5 million during the first three months of 2017.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.67 billion at March 31, 2017, an increase of $62.5 million, or 3.9%, from December 31, 2016.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.26 billion at March 31, 2017, compared to $2.23 billion at December 31, 2016.  The $37.3 million increase in total deposits during the period is primarily due to growth in savings and interest-bearing checking deposit account balances.

Index
Securities.  We maintain diversified securities portfolios, which primarily include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities and trust preferred securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
			(In thousands)
Securities available for sale
March 31, 2017	$610,100	$3,088	$4,224	$608,964
December 31, 2016	615,709	2,548	7,641	610,616

We adopted ASU 2017-08 during the first quarter of 2017 using a modified retrospective approach.  As a result, the amortized cost of securities as of January 1, 2017 was adjusted lower by $0.46 million (see note #2).

Securities available for sale declined slightly during the first quarter of 2017.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either the first quarter of 2017 or 2016.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended March 31,
	2017	2016
	(In thousands)

Proceeds	$6,152	$42,391

Gross gains	$106	$226
Gross losses	-	(52)
Net impairment charges	-	-
Fair value adjustments	(79)	(12)
Net gains	$27	$162

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch and loan production office network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”)

Index
Non-performing assets(1)

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans	$9,014	$13,364
Loans 90 days or more past due and still accruing interest	--	--
Total non-performing loans	9,014	13,364
Other real estate and repossessed assets	5,257	5,004
Total non-performing assets	$14,271	$18,368
As a percent of Portfolio Loans
Non-performing loans	0.54%	0.83%
Allowance for loan losses	1.20	1.26
Non-performing assets to total assets	0.55	0.72
Allowance for loan losses as a percent of non-performing loans	222.30	151.41

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Troubled debt restructurings ("TDR")

	March 31, 2017
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$10,206	$57,544		$67,750
Non-performing TDR's(1)	1,039	4,099	(2)	5,138
Total	$11,245	$61,643		$72,888

	December 31, 2016
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$10,560	$59,726		$70,286
Non-performing TDR's(1)	3,565	4,071	(2)	7,636
Total	$14,125	$63,797		$77,922

(1)	Included in non-performing assets table above.
(2)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $4.4 million, or 32.6%, during the first quarter of 2017 due principally to decreases in non-performing commercial, mortgage and consumer/installment loans. These declines primarily reflect reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into other real estate. In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $67.8 million, or 4.1% of total Portfolio Loans, and $70.3 million, or 4.4% of total Portfolio Loans, at March 31, 2017 and December 31, 2016, respectively. The decrease in the amount of performing TDRs in the first quarter of 2017 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets totaled $5.3 million at March 31, 2017, compared to $5.0 million at December 31, 2016. This increase is primarily the result of sales of other real estate being slightly below the migration of non-performing loans secured by real estate into other real estate as the foreclosure process is completed.  However, in April 2017 we closed on the sale of $2.9 million of other real estate consisting of various commercial properties.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.04% (as a result of net recoveries) on an annualized basis in the first quarter of 2017 compared to a negative 0.12% in the first quarter of 2016.  The $0.3 million decrease in loan net recoveries is primarily due to declines in commercial loan and mortgage loan net recoveries as well as an increase in consumer loan net charge-offs.

Allowance for loan losses

	Three months ended March 31,
	2017		2016
	Loans	Unfunded Commitments	Loans	Unfunded Commitments

	(Dollars in thousands)
Balance at beginning of period	$20,234	$650	$22,570	$652
Additions (deductions)
Provision for loan losses	(359)	-	(530)	-
Recoveries credited to allowance	1,129	-	959	-
Loans charged against the allowance	(966)	-	(504)	-
Additions (deductions) included in non-interest expense	-	110	-	13
Balance at end of period	$20,038	$760	$22,495	$665

Net loans charged against the allowance to average Portfolio Loans	(0.04)%		(0.12)%

Index
Allocation of the Allowance for Loan Losses

	March 31, 2017	December 31, 2016
	(In thousands)
Specific allocations	$7,634	$9,152
Other adversely rated commercial loans	619	491
Historical loss allocations	5,855	4,929
Additional allocations based on subjective factors	5,930	5,662
Total	$20,038	$20,234

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

The first AFLL element (specific allocations) reflects our estimate of probable incurred losses based upon our systematic review of specific loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, discounted collateral exposure and discounted cash flow analysis. Impaired commercial, mortgage and installment loans are allocated AFLL amounts using this first element. The second AFLL element (other adversely rated commercial loans) reflects the application of our commercial loan rating system. This rating system is similar to those employed by state and federal banking regulators. Commercial loans that are rated below a certain predetermined classification are assigned a loss allocation factor for each loan classification category that is based upon a historical analysis of both the probability of default and the expected loss rate (“loss given default”). The lower the rating assigned to a loan or category, the greater the allocation percentage that is applied. The third AFLL element (historical loss allocations) is determined by assigning allocations to higher rated (“non-watch credit”) commercial loans using a probability of default and loss given default similar to the second AFLL element and to homogenous mortgage and installment loan groups based upon borrower credit score and portfolio segment.  For homogenous mortgage and installment loans a probability of default for each homogenous pool is calculated by way of credit score migration.  Historical loss data for each homogenous pool coupled with the associated probability of default is utilized to calculate an expected loss allocation rate.  The fourth AFLL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall AFLL appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We consider a number of subjective factors when determining this fourth element, including local and general economic business factors and trends, portfolio concentrations and changes in the size, mix and the general terms of the overall loan portfolio.

Increases in the AFLL are recorded by a provision for loan losses charged to expense. Although we periodically allocate portions of the AFLL to specific loans and loan portfolios, the entire AFLL is available for incurred losses. We generally charge-off commercial, homogenous residential mortgage and installment loans when they are deemed uncollectible or reach a predetermined number of days past due based on product, industry practice and other factors. Collection efforts may continue and recoveries may occur after a loan is charged against the AFLL.

Index
While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

The allowance for loan losses decreased $0.2 million to $20.0 million at March 31, 2017 from $20.2 million at December 31, 2016 and was equal to 1.20% of total Portfolio Loans at March 31, 2017 compared to 1.26% at December 31, 2016.

Three of the four components of the allowance for loan losses outlined above increased in the first quarter of 2017. The allowance for loan losses related to specific loans decreased $1.5 million in 2017 due primarily to a decline in the balance of individually impaired loans as well as charge-offs.  In particular, we received a full payoff in March 2017 on a commercial loan that had a specific reserve of $1.2 million at December 31, 2016. The allowance for loan losses related to other adversely rated commercial loans increased $0.1 million in 2017 primarily due to slight upward adjustments in our probability of default and expected loss rates that were partially offset by a decrease in the balance of such loans included in this component to $11.6 million at March 31, 2017 from $11.8 million at December 31, 2016. The allowance for loan losses related to historical losses increased $0.9 million during 2017 due principally to slight upward adjustments in our probability of default and expected loss rates for commercial loans, an additional component of approximately $0.5 million added for loans secured by commercial real estate due primarily to emerging risks in this sector (such as retail store closings and potential overdevelopment in certain markets) and loan growth. We also extended our historical lookback period to be more representative of the probability of default and account for infrequent migration events and extremely low levels of watch credits.  The allowance for loan losses related to subjective factors increased $0.3 million during 2017 primarily due to loan growth.

Two of the four components of the allowance for loan losses outlined above declined in the first quarter of 2016. The allowance for loan losses related to specific loans decreased $0.1 million in 2016 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.2 million in 2016 primarily due to a decrease in the balance of such loans included in this component to $25.5 million at March 31, 2016 from $27.8 million at December 31, 2015. The allowance for loan losses related to historical losses increased $0.2 million during 2016 due principally to commercial loan growth. The allowance for loan losses related to subjective factors increased $0.1 million during 2016 primarily due to minor deterioration of some of the economic indicators used in computing this component.

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

Deposits totaled $2.26 billion and $2.23 billion at March 31, 2017 and December 31, 2016, respectively.  The $37.3 million increase in deposits in the first quarter of 2017 is due to growth in savings and interest-bearing checking deposit account balances.  Reciprocal deposits totaled $41.4 million and $38.7 million at March 31, 2017 and December 31, 2016, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2017, we had approximately $566.1 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $9.4 million at both March 31, 2017 and December 31, 2016, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2017, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $50.8 million, or 2.2% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first quarters of 2017 and 2016, we entered into $9.8 million and 31.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.05 million and $0.27 million of fee income related to these transactions during the first quarters of 2017 and 2016, respectively.

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

At March 31, 2017, we had $350.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.79 billion of our deposits at March 31, 2017, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $16.8 million as of March 31, 2017 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Index
Capitalization

	March 31, 2017	December 31, 2016
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	323,775	323,745
Accumulated deficit	(61,764)	(65,657)
Accumulated other comprehensive loss	(6,536)	(9,108)
Total shareholders’ equity	255,475	248,980
Total capitalization	$289,975	$283,480

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

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2017 and December 31, 2016. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $255.5 million at March 31, 2017 from $249.0 million at December 31, 2016 due primarily to our net income and a decline in our accumulated other comprehensive loss that was partially offset by a dividend that we paid. Our tangible common equity (“TCE”) totaled $253.6 million and $247.0 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.78% and 9.70% at March 31, 2017 and December 31, 2016, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

On January 23, 2017, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2017 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2017.  We did not repurchase any shares during the first quarter of 2017.

Index
We resumed a quarterly cash dividend on our common stock of six cents per share in May 2014 and continued to pay regular quarterly dividends at that amount through August 2015.  In October 2016 and 2015, our Board of Directors increased the quarterly cash dividend on our common stock to ten cents and eight cents per share, respectively.

As of March 31, 2017 and December 31, 2016, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2017
200 basis point rise	$432,100	6.06%	$87,600	5.80%
100 basis point rise	424,700	4.25	85,800	3.62
Base-rate scenario	407,400	-	82,800	-
100 basis point decline	367,400	(9.82)	75,600	(8.70)

December 31, 2016
200 basis point rise	$427,400	6.90%	$84,800	6.94%
100 basis point rise	417,800	4.50	82,500	4.04
Base-rate scenario	399,800	-	79,300	-
100 basis point decline	366,000	(8.45)	73,500	(7.31)

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

We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Trading securities, securities available for sale, loans held for sale, derivatives and capitalized mortgage loan servicing rights (as of January 1, 2017) are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment, capitalized mortgage loan servicing rights (prior to 2017) and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See note #11 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

Index
Litigation Matters

As described in “Recent Developments” we settled a litigation matter in December 2016 and recorded a $2.3 million expense in the fourth quarter.  We are also involved in various other litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the AFLL, capitalized mortgage loan servicing rights, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2017, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2017, the Company issued 679 shares of common stock to non-employee directors on a current basis and 985 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on January 1, 2017, at a price of $21.70 per share, representing aggregate fees of $0.04 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2017	--	--	--	1,062,905
February 2017	46,538	$21.80	--	1,062,905
March 2017	--	--	--	1,062,905
Total	46,538	$21.80	--	1,062,905

(1)
Represents (i) 29,355 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan, and (ii) 17,183 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock.

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

Date	May 3, 2017	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	May 3, 2017	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer