Form 10-Q
period 2017-06-30
INDEPENDENT BANK CORP /MI/
filed 2017-08-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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
YES☒          NO☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company or an emerging growth company.
Large accelerated filer ☐Accelerated filer  ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value	21,336,090
Class	Outstanding at August 3, 2017

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	June 30, 2017	December 31, 2016
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$35,513	$35,238
Interest bearing deposits	24,255	47,956
Cash and Cash Equivalents	59,768	83,194
Interest bearing deposits - time	5,339	5,591
Trading securities	286	410
Securities available for sale	583,725	610,616
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,543	15,543
Loans held for sale, carried at fair value	45,693	35,946
Payment plan receivables and other assets held for sale	-	33,360
Loans
Commercial	828,778	804,017
Mortgage	674,499	538,615
Installment	308,400	265,616
Total Loans	1,811,677	1,608,248
Allowance for loan losses	(20,586)	(20,234)
Net Loans	1,791,091	1,588,014
Other real estate and repossessed assets	2,368	5,004
Property and equipment, net	39,356	40,175
Bank-owned life insurance	54,003	54,033
Deferred tax assets, net	25,201	32,818
Capitalized mortgage loan servicing rights	14,515	13,671
Vehicle service contract counterparty receivables, net	2,091	2,271
Other intangibles	1,759	1,932
Accrued income and other assets	24,629	26,372
Total Assets	$2,665,367	$2,548,950

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$720,713	$717,472
Savings and interest-bearing checking	1,035,469	1,015,724
Reciprocal	46,612	38,657
Time	410,136	453,866
Brokered time	33,289	-
Total Deposits	2,246,219	2,225,719
Other borrowings	85,524	9,433
Subordinated debentures	35,569	35,569
Other liabilities held for sale	-	718
Accrued expenses and other liabilities	35,602	28,531
Total Liabilities	2,402,914	2,299,970

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,334,740 shares at June 30, 2017 and 21,258,092 shares at December 31, 2016	324,231	323,745
Accumulated deficit	(57,966)	(65,657)
Accumulated other comprehensive loss	(3,812)	(9,108)
Total Shareholders’ Equity	262,453	248,980
Total Liabilities and Shareholders’ Equity	$2,665,367	$2,548,950

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)

Interest Income
Interest and fees on loans	$19,949	$18,208	$39,807	$36,764
Interest on securities
Taxable	2,781	2,480	5,535	4,724
Tax-exempt	511	282	966	530
Other investments	292	297	604	603
Total Interest Income	23,533	21,267	46,912	42,621
Interest Expense
Deposits	1,478	1,152	2,921	2,266
Other borrowings and subordinated debentures	563	485	1,033	962
Total Interest Expense	2,041	1,637	3,954	3,228
Net Interest Income	21,492	19,630	42,958	39,393
Provision for loan losses	583	(734)	224	(1,264)
Net Interest Income After Provision for Loan Losses	20,909	20,364	42,734	40,657
Non-interest Income
Service charges on deposit accounts	3,175	3,038	6,184	5,883
Interchange income	2,005	1,976	3,927	3,854
Net gains (losses) on assets
Mortgage loans	3,344	2,529	5,915	4,171
Securities	(34)	185	(7)	347
Mortgage loan servicing, net	(158)	(334)	667	(1,312)
Title insurance fees	323	253	587	541
Other	1,791	1,933	3,512	3,905
Total Non-interest Income	10,446	9,580	20,785	17,389
Non-interest Expense
Compensation and employee benefits	13,380	12,000	27,527	23,881
Occupancy, net	1,920	1,856	4,062	4,063
Data processing	1,937	1,936	3,874	4,037
Furniture, fixtures and equipment	1,005	965	1,982	1,949
Communications	678	722	1,361	1,610
Loan and collection	670	571	1,083	1,396
Advertising	519	478	1,025	955
Legal and professional	389	345	826	758
Interchange expense	292	267	575	533
FDIC deposit insurance	202	331	400	665
Credit card and bank service fees	136	198	327	385
Other	1,633	1,226	3,288	2,708
Total Non-interest Expense	22,761	20,895	46,330	42,940
Income Before Income Tax	8,594	9,049	17,189	15,106
Income tax expense	2,663	2,611	5,284	4,568
Net Income	$5,931	$6,438	$11,905	$10,538
Net Income Per Common Share
Basic	$0.28	$0.30	$0.56	$0.49
Diluted	$0.27	$0.30	$0.55	$0.48
Dividends Per Common Share
Declared	$0.10	$0.08	$0.20	$0.16
Paid	$0.10	$0.08	$0.20	$0.16

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)
	(In thousands)

Net income	$5,931	$6,438	$11,905	$10,538
Other comprehensive income, before tax
Securities available for sale
Unrealized gains arising during period	4,095	2,334	7,718	4,448
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	107	107	85	71
Reclassification adjustments for gains included in earnings	(11)	(109)	(117)	(283)
Unrealized gains recognized in other comprehensive income on securities available for sale	4,191	2,332	7,686	4,236
Income tax expense	1,467	816	2,690	1,483
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	2,724	1,516	4,996	2,753
Other comprehensive income	2,724	1,516	4,996	2,753
Comprehensive income	$8,655	$7,954	$16,901	$13,291

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2017	2016
	(unaudited - In thousands)
Net Income	$11,905	$10,538
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	189,654	129,838
Disbursements for loans held for sale	(193,486)	(129,514)
Provision for loan losses	224	(1,264)
Deferred income tax expense	7,589	5,625
Deferred loan fees	(3,002)	(987)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	3,119	2,507
Net gains on mortgage loans	(5,915)	(4,171)
Net (gains) losses on securities	7	(347)
Share based compensation	916	825
Increase in accrued income and other assets	(1,922)	(1,164)
Decrease in accrued expenses and other liabilities	3,959	2,908
Total Adjustments	1,143	4,256
Net Cash From Operating Activities	13,048	14,794
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	7,830	55,362
Proceeds from the maturity of securities available for sale	10,468	21,413
Principal payments received on securities available for sale	89,166	74,212
Purchases of securities available for sale	(69,824)	(159,698)
Proceeds from the maturity of interest bearing deposits - time	250	3,290
Purchase of Federal Reserve Bank stock	-	(129)
Redemption of Federal Reserve Bank stock	-	371
Net increase in portfolio loans (loans originated, net of principal payments)	(202,167)	(64,236)
Cash received from the sale of Mepco	33,446	-
Proceeds from bank-owned life insurance	523	742
Proceeds from the collection of vehicle service contract counterparty receivables	295	4,458
Proceeds from the sale of other real estate and repossessed assets	3,548	3,018
Capital expenditures	(1,904)	(990)
Net Cash Used in Investing Activities	(128,369)	(62,187)
Cash Flow From Financing Activities
Net increase in total deposits	20,500	42,329
Net decrease in other borrowings	(1)	(1)
Proceeds from Federal Home Loan Bank Advances	242,000	-
Payments of Federal Home Loan Bank Advances	(165,908)	(156)
Dividends paid	(4,266)	(3,451)
Proceeds from issuance of common stock	57	56
Repurchase of common stock	-	(15,510)
Share based compensation withholding obligation	(487)	(627)
Net Cash From Financing Activities	91,895	22,640
Net Decrease in Cash and Cash Equivalents	(23,426)	(24,753)
Cash and Cash Equivalents at Beginning of Period	83,194	85,783
Cash and Cash Equivalents at End of Period	$59,768	$61,030
Cash paid during the period for
Interest	$3,768	$3,158
Income taxes	499	360
Transfers to other real estate and repossessed assets	1,014	1,275
Transfer of payment plan receivables to vehicle service contract counterparty receivables	-	294
Purchase of securities available for sale not yet settled	4,366	2,342

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Six months ended June 30,
	2017	2016
	(unaudited)
	(In thousands)

Balance at beginning of period	$248,980	$251,092
Cumulative effect of change in accounting	352	1,247
Balance at beginning of period, as adjusted	249,332	252,339
Net income	11,905	10,538
Cash dividends declared	(4,266)	(3,451)
Issuance of common stock	57	56
Share based compensation	916	825
Share based compensation withholding obligation	(487)	(627)
Repurchase of common stock	-	(15,510)
Net change in accumulated other comprehensive loss, net of related tax effect	4,996	2,753
Balance at end of period	$262,453	$246,923

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2017 and December 31, 2016, and the results of operations for the three and six-month periods ended June 30, 2017 and 2016.  The results of operations for the three and six -month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2016 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  This ASU amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amended guidance is effective for us on January 1, 2018.  We have reviewed the types of financial instruments impacted by this amended guidance, including certain equity investments and liabilities measured under the fair value election, and have determined that we do not currently own any such instruments.  The balance of this amended guidance is expected to impact certain disclosure items but is not expected to have any impact on our consolidated operating results or financial condition.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For securities available for sale, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We began evaluating this ASU in 2016 and have formed a committee that includes personnel from various areas of the Bank that meets regularly to discuss the implementation of the ASU.  We are currently in the process of gathering data and reviewing loss methodologies and have engaged third party resources that will assist us in the implementation of this ASU.  While we have not yet determined what the impact will be on our consolidated operating results or financial condition by the nature of the implementation of an expected loss model compared to an incurred loss approach, we would expect our AFLL to increase under this ASU.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”).  This ASU shortens the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be accreted to maturity.   This amended guidance is effective for us on January 1, 2019, with early adoption permitted.  We adopted this amended guidance during the first quarter of 2017 using a modified retrospective approach.  The impact of this adoption was to adjust our January 1, 2017 Condensed Consolidated Statement of Financial Position to reflect cumulative effect adjustments as summarized in the table below. The adjustments below reflect the recording of $0.46 million ($0.30 million, net of tax) of additional premium amortization on securities available for sale and a $0.30 million decrease in accumulated other comprehensive loss to reflect the decrease in after tax unrealized losses on securities available for sale as of January 1, 2017 as a result of adopting this amended guidance. After January 1, 2017, premium amortization on certain callable debt securities is now amortized to the first call date.  During the first quarter of 2017 the impact on the Condensed Consolidated Statements of Operations was an increase to premium amortization of $0.03 million.

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

	January 1, 2017 Originally Presented	Cumulative Retrospective Adjustments		January 1, 2017 Adjusted
	(In thousands)

Deferred tax assets, net	$32,818	$(190	)(1)	$32,628
Capitalized mortgage loan servicing rights	$13,671	$542	(1)	$14,213
Total assets	$2,548,950	$352		$2,549,302
Accumulated deficit	$(65,657)	$352	(1)
		$(300	)(2)	$(65,605)
Accumulated other comprehensive loss	$(9,108)	$300	(2)	$(8,808)
Total Shareholders’ Equity	$248,980	$352		$249,332
Total Liabilities and Shareholders’ Equity	$2,548,950	$352		$2,549,302

(1)
Represents adjustment to capitalized mortgage loan servicing rights, deferred tax assets, net, and accumulated deficit to reflect the adoption of the fair value method of accounting for our capitalized mortgage loan servicing rights.

(2)	Represents adjustment to accumulated deficit and accumulated other comprehensive loss to reflect the adoption of ASU 2017-08.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2017
U.S. agency	$28,179	$248	$29	$28,398
U.S. agency residential mortgage-backed	143,670	1,309	495	144,484
U.S. agency commercial mortgage-backed	11,573	107	103	11,577
Private label mortgage-backed	25,150	426	244	25,332
Other asset backed	126,708	327	137	126,898
Obligations of states and political subdivisions	178,729	1,787	752	179,764
Corporate	61,629	856	76	62,409
Trust preferred	2,926	-	165	2,761
Foreign government	2,106	-	4	2,102
Total	$580,670	$5,060	$2,005	$583,725

December 31, 2016
U.S. agency	$28,909	$159	$80	$28,988
U.S. agency residential mortgage-backed	156,053	1,173	937	156,289
U.S. agency commercial mortgage-backed	12,799	28	195	12,632
Private label mortgage-backed	35,035	216	524	34,727
Other asset backed	146,829	271	391	146,709
Obligations of states and political subdivisions	175,180	478	4,759	170,899
Corporate	56,356	223	399	56,180
Trust preferred	2,922	-	343	2,579
Foreign government	1,626	-	13	1,613
Total	$615,709	$2,548	$7,641	$610,616

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2017
U.S. agency	$2,841	$17	$4,920	$12	$7,761	$29
U.S. agency residential mortgage-backed	32,667	260	21,433	235	54,100	495
U.S. agency commercial mortgage-backed	6,147	102	122	1	6,269	103
Private label mortgage-backed	5,002	66	1,143	178	6,145	244
Other asset backed	25,998	38	11,035	99	37,033	137
Obligations of states and political subdivisions	50,302	611	6,788	141	57,090	752
Corporate	10,281	51	1,978	25	12,259	76
Trust preferred	-	-	2,761	165	2,761	165
Foreign government	2,102	4	-	-	2,102	4
Total	$135,340	$1,149	$50,180	$856	$185,520	$2,005

December 31, 2016
U.S. agency	$4,179	$41	$8,217	$39	$12,396	$80
U.S. agency residential mortgage-backed	62,524	732	20,857	205	83,381	937
U.S. agency commercial mortgage-backed	6,079	194	143	1	6,222	195
Private label mortgage-backed	20,545	281	1,413	243	21,958	524
Other asset backed	52,958	172	17,763	219	70,721	391
Obligations of states and political subdivisions	113,078	4,014	14,623	745	127,701	4,759
Corporate	25,546	292	2,810	107	28,356	399
Trust preferred	-	-	2,579	343	2,579	343
Foreign government	1,613	13	-	-	1,613	13
Total	$286,522	$5,739	$68,405	$1,902	$354,927	$7,641

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at June 30, 2017, we had 21 U.S. agency, 103 U.S. agency residential mortgage-backed and 11 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at June 30, 2017, we had 14 of this type of security whose fair value is less than amortized cost.  The unrealized losses are primarily attributed to three securities purchased prior to 2016.  One of these three securities has an impairment in excess of 10% and all three of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these three securities since their acquisition.

These three securities are receiving principal and interest payments. These transactions are pass-through structures, receiving pro rata principal and interest payments from a dedicated collateral pool. The nonreceipt of interest cash flows is not expected and thus not presently considered in our discounted cash flow methodology discussed below.

These three private label mortgage-backed securities are periodically reviewed for other than temporary impairment (“OTTI”) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for all three of these securities whose fair value is less than amortized cost.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at June 30, 2017, we had 69 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2017, we had 183 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2017, we had 13 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at June 30, 2017, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.9 million as of June 30, 2017, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,844	$(82)	$1,800	$(123)
Unrated issues	917	(83)	779	(220)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Foreign government — at June 30, 2017, we had two foreign government securities whose fair value is less than amortized cost. The unrealized loss is primarily due to increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and six month periods ended June 30, 2017 and 2016, respectively.

At June 30, 2017, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of June 30, 2017
Fair value	$1,133	$955	$71	$2,159
Amortized cost	1,003	888	-	1,891
Non-credit unrealized loss	-	-	-	-
Unrealized gain	130	67	71	268
Cumulative credit related OTTI	757	457	380	1,594

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at June 30, 2017.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$1,844	$1,844	$1,844	$1,844
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,844	$1,844	$1,844	$1,844

The amortized cost and fair value of securities available for sale at June 30, 2017, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$30,555	$30,608
Maturing after one year but within five years	99,193	99,956
Maturing after five years but within ten years	86,846	88,012
Maturing after ten years	56,975	56,858
	273,569	275,434
U.S. agency residential mortgage-backed	143,670	144,484
U.S. agency commercial mortgage-backed	11,573	11,577
Private label mortgage-backed	25,150	25,332
Other asset backed	126,708	126,898
Total	$580,670	$583,725

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2017	$7,830	$117	$-
2016	55,362	336	53

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2017 and 2016, our trading securities consisted of various preferred stocks.  During the first six months of 2017 and 2016, we recognized gains (losses) on trading securities of $(0.124) million and $0.064 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  These amounts relate to trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables(1)	Subjective Allocation	Total
	(In thousands)
2017
Balance at beginning of period	$5,088	$8,109	$911	$-	$5,930	$20,038
Additions (deductions)
Provision for loan losses	(39)	38	73	-	511	583
Recoveries credited to the allowance	202	191	264	-	-	657
Loans charged against the allowance	(151)	(193)	(348)	-	-	(692)
Balance at end of period	$5,100	$8,145	$900	$-	$6,441	$20,586

2016
Balance at beginning of period	$5,622	$10,296	$1,161	$53	$5,363	$22,495
Additions (deductions)
Provision for loan losses	(663)	(359)	126	(1)	163	(734)
Recoveries credited to the allowance	1,114	294	351	-	-	1,759
Loans charged against the allowance	(34)	(275)	(499)	-	-	(808)
Balance at end of period	$6,039	$9,956	$1,139	$52	$5,526	$22,712

(1) Payment plan receivables were reclassified to held for sale at December 31, 2016.  See note #15.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables(1)	Subjective Allocation	Total
	(In thousands)
2017
Balance at beginning of period	$4,880	$8,681	$1,011	$-	$5,662	$20,234
Additions (deductions)
Provision for loan losses	(100)	(661)	206	-	779	224
Recoveries credited to the allowance	606	677	503	-	-	1,786
Loans charged against the allowance	(286)	(552)	(820)	-	-	(1,658)
Balance at end of period	$5,100	$8,145	$900	$-	$6,441	$20,586

2016
Balance at beginning of period	$5,670	$10,391	$1,181	$56	$5,272	$22,570
Additions (deductions)
Provision for loan losses	(1,067)	(638)	191	(4)	254	(1,264)
Recoveries credited to the allowance	1,470	676	572	-	-	2,718
Loans charged against the allowance	(34)	(473)	(805)	-	-	(1,312)
Balance at end of period	$6,039	$9,956	$1,139	$52	$5,526	$22,712

(1) Payment plan receivables were reclassified to held for sale at December 31, 2016.  See note #15.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
June 30, 2017
Allowance for loan losses
Individually evaluated for impairment	$1,094	$5,873	$277	$-	$7,244
Collectively evaluated for impairment	4,006	2,272	623	6,441	13,342
Total ending allowance balance	$5,100	$8,145	$900	$6,441	$20,586

Loans
Individually evaluated for impairment	$11,351	$56,106	$4,437		$71,894
Collectively evaluated for impairment	819,442	621,015	304,762		1,745,219
Total loans recorded investment	830,793	677,121	309,199		1,817,113
Accrued interest included in recorded investment	2,015	2,622	799		5,436
Total loans	$828,778	$674,499	$308,400		$1,811,677

December 31, 2016
Allowance for loan losses
Individually evaluated for impairment	$2,244	$6,579	$329	$-	$9,152
Collectively evaluated for impairment	2,636	2,102	682	5,662	11,082
Total ending allowance balance	$4,880	$8,681	$1,011	$5,662	$20,234

Loans
Individually evaluated for impairment	$15,767	$59,151	$4,913		$79,831
Collectively evaluated for impairment	790,228	481,828	261,474		1,533,530
Total loans recorded investment	805,995	540,979	266,387		1,613,361
Accrued interest included in recorded investment	1,978	2,364	771		5,113
Total loans	$804,017	$538,615	$265,616		$1,608,248

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2017
Commercial
Income producing - real estate	$-	$203	$203
Land, land development and construction - real estate	-	10	10
Commercial and industrial	-	541	541
Mortgage
1-4 family	-	5,481	5,481
Resort lending	-	1,043	1,043
Home equity - 1st lien	-	198	198
Home equity - 2nd lien	-	312	312
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	203	203
Home equity - 2nd lien	-	308	308
Boat lending	-	93	93
Recreational vehicle lending	-	20	20
Other	-	130	130
Total recorded investment	$-	$8,542	$8,542
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2016
Commercial
Income producing - real estate	$-	$628	$628
Land, land development and construction - real estate	-	105	105
Commercial and industrial	-	4,430	4,430
Mortgage
1-4 family	-	5,248	5,248
Resort lending	-	1,507	1,507
Home equity - 1st lien	-	222	222
Home equity - 2nd lien	-	317	317
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	266	266
Home equity - 2nd lien	-	289	289
Boat lending	-	219	219
Recreational vehicle lending	-	21	21
Other	-	112	112
Total recorded investment	$-	$13,364	$13,364
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2017
Commercial
Income producing - real estate	$36	$-	$30	$66	$280,018	$280,084
Land, land development and construction - real estate	-	-	-	-	58,353	58,353
Commercial and industrial	254	-	121	375	491,981	492,356
Mortgage
1-4 family	1,894	1,007	5,481	8,382	448,747	457,129
Resort lending	136	264	1,043	1,443	94,764	96,207
Home equity - 1st lien	60	76	198	334	33,697	34,031
Home equity - 2nd lien	644	177	312	1,133	52,598	53,731
Purchased loans	5	4	-	9	36,014	36,023
Installment
Home equity - 1st lien	124	60	203	387	10,589	10,976
Home equity - 2nd lien	163	140	308	611	10,791	11,402
Boat lending	173	12	93	278	126,150	126,428
Recreational vehicle lending	50	13	20	83	89,132	89,215
Other	130	44	130	304	70,874	71,178
Total recorded investment	$3,669	$1,797	$7,939	$13,405	$1,803,708	$1,817,113
Accrued interest included in recorded investment	$44	$34	$-	$78	$5,358	$5,436

December 31, 2016
Commercial
Income producing - real estate	$-	$-	$383	$383	$287,255	$287,638
Land, land development and construction - real estate	74	-	31	105	51,670	51,775
Commercial and industrial	100	1,385	66	1,551	465,031	466,582
Mortgage
1-4 family	2,361	869	5,248	8,478	306,063	314,541
Resort lending	-	-	1,507	1,507	101,541	103,048
Home equity - 1st lien	149	-	222	371	28,645	29,016
Home equity - 2nd lien	470	218	317	1,005	54,232	55,237
Purchased loans	13	2	-	15	39,122	39,137
Installment
Home equity - 1st lien	311	48	266	625	12,025	12,650
Home equity - 2nd lien	238	41	289	568	13,390	13,958
Boat lending	184	33	219	436	102,489	102,925
Recreational vehicle lending	68	33	21	122	74,413	74,535
Other	289	30	112	431	61,888	62,319
Total recorded investment	$4,257	$2,659	$8,681	$15,597	$1,597,764	$1,613,361
Accrued interest included in recorded investment	$45	$19	$-	$64	$5,049	$5,113

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	June 30, 2017	December 31, 2016
Impaired loans with no allocated allowance	(In thousands)
TDR	$602	$1,782
Non - TDR	-	1,107
Impaired loans with an allocated allowance
TDR - allowance based on collateral	2,375	3,527
TDR - allowance based on present value cash flow	68,350	72,613
Non - TDR - allowance based on collateral	262	491
Total impaired loans	$71,589	$79,520

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$683	$1,868
TDR - allowance based on present value cash flow	6,525	7,146
Non - TDR - allowance based on collateral	36	138
Total amount of allowance for loan losses allocated	$7,244	$9,152

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$517	$768	$-
Land, land development & construction-real estate	-	-	-	31	709	-
Commercial and industrial	354	352	-	2,341	3,261	-
Mortgage
1-4 family	251	915	-	2	387	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	1	72	-	-	66	-
Home equity - 2nd lien	-	-	-	-	-	-
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	-	-	-	-	-
	606	1,339	-	2,891	5,191	-
With an allowance recorded:
Commercial
Income producing - real estate	7,647	7,835	594	7,737	7,880	554
Land, land development & construction-real estate	172	199	11	239	244	36
Commercial and industrial	3,178	3,256	489	4,902	5,246	1,654
Mortgage
1-4 family	39,194	40,728	3,590	41,701	43,479	4,100
Resort lending	16,251	16,318	2,249	16,898	16,931	2,453
Home equity - 1st lien	230	239	10	235	242	10
Home equity - 2nd lien	180	214	24	315	398	16
Installment
Home equity - 1st lien	1,825	1,952	87	1,994	2,117	118
Home equity - 2nd lien	2,147	2,173	165	2,415	2,443	182
Boat lending	1	6	1	1	6	-
Recreational vehicle lending	102	102	5	109	108	6
Other	361	394	19	394	426	23
	71,288	73,416	7,244	76,940	79,520	9,152
Total
Commercial
Income producing - real estate	7,647	7,835	594	8,254	8,648	554
Land, land development & construction-real estate	172	199	11	270	953	36
Commercial and industrial	3,532	3,608	489	7,243	8,507	1,654
Mortgage
1-4 family	39,445	41,643	3,590	41,703	43,866	4,100
Resort lending	16,251	16,318	2,249	16,898	16,931	2,453
Home equity - 1st lien	230	239	10	235	242	10
Home equity - 2nd lien	180	214	24	315	398	16
Installment
Home equity - 1st lien	1,826	2,024	87	1,994	2,183	118
Home equity - 2nd lien	2,147	2,173	165	2,415	2,443	182
Boat lending	1	6	1	1	6	-
Recreational vehicle lending	102	102	5	109	108	6
Other	361	394	19	394	426	23
Total	$71,894	$74,755	$7,244	$79,831	$84,711	$9,152

Accrued interest included in recorded investment	$305			$311

(1) There were no impaired purchased mortgage loans at June 30, 2017 or December 31, 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows (1):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$185	$-	$673	$-
Land, land development & construction-real estate	-	-	335	-
Commercial and industrial	177	8	609	-
Mortgage
1-4 family	126	5	11	5
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	2	1	-
Home equity - 2nd lien	-	-	7	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	489	15	1,636	5
With an allowance recorded:
Commercial
Income producing - real estate	7,694	104	8,210	100
Land, land development & construction-real estate	170	2	1,664	13
Commercial and industrial	3,237	37	6,203	59
Mortgage
1-4 family	39,646	494	46,041	475
Resort lending	16,471	150	17,689	159
Home equity - 1st lien	232	2	243	2
Home equity - 2nd lien	186	1	181	4
Installment
Home equity - 1st lien	1,855	33	2,230	42
Home equity - 2nd lien	2,228	35	2,751	41
Boat lending	1	-	2	-
Recreational vehicle lending	104	2	117	1
Other	369	6	442	9
	72,193	866	85,773	905
Total
Commercial
Income producing - real estate	7,879	104	8,883	100
Land, land development & construction-real estate	170	2	1,999	13
Commercial and industrial	3,414	45	6,812	59
Mortgage
1-4 family	39,772	499	46,052	480
Resort lending	16,471	150	17,689	159
Home equity - 1st lien	232	2	243	2
Home equity - 2nd lien	186	1	181	4
Installment
Home equity - 1st lien	1,856	35	2,231	42
Home equity - 2nd lien	2,228	35	2,758	41
Boat lending	1	-	2	-
Recreational vehicle lending	104	2	117	1
Other	369	6	442	9
Total	$72,682	$881	$87,409	$910

(1)	There were no impaired purchased mortgage loans during the three month periods ended June 30, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows (1):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$296	$-	$662	$2
Land, land development & construction-real estate	10	-	496	7
Commercial and industrial	898	8	821	21
Mortgage
1-4 family	85	9	15	6
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	3	-	1
Home equity - 2nd lien	-	-	5	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	1,289	20	1,999	37
With an allowance recorded:
Commercial
Income producing - real estate	7,708	209	8,266	207
Land, land development & construction-real estate	193	4	1,673	26
Commercial and industrial	3,792	72	5,501	82
Mortgage
1-4 family	40,331	958	46,625	977
Resort lending	16,613	311	17,842	319
Home equity - 1st lien	233	4	218	4
Home equity - 2nd lien	229	3	202	5
Installment
Home equity - 1st lien	1,901	67	2,274	84
Home equity - 2nd lien	2,290	70	2,810	85
Boat lending	1	-	2	-
Recreational vehicle lending	106	3	119	3
Other	377	13	451	16
	73,774	1,714	85,983	1,808
Total
Commercial
Income producing - real estate	8,004	209	8,928	209
Land, land development & construction-real estate	203	4	2,169	33
Commercial and industrial	4,690	80	6,322	103
Mortgage
1-4 family	40,416	967	46,640	983
Resort lending	16,613	311	17,842	319
Home equity - 1st lien	233	4	218	4
Home equity - 2nd lien	229	3	202	5
Installment
Home equity - 1st lien	1,901	70	2,274	85
Home equity - 2nd lien	2,290	70	2,815	85
Boat lending	1	-	2	-
Recreational vehicle lending	106	3	119	3
Other	377	13	451	16
Total	$75,063	$1,734	$87,982	$1,845

(1)	There were no impaired purchased mortgage loans during the six month periods ended June 30, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

Troubled debt restructurings follow:

	June 30, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,551	$56,100		$66,651
Non-performing TDRs(2)	492	4,184	(3)	4,676
Total	$11,043	$60,284		$71,327

	December 31, 2016
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,560	$59,726		$70,286
Non-performing TDRs(2)	3,565	4,071	(3)	7,636
Total	$14,125	$63,797		$77,922

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $7.2 million and $9.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	9	653	653
Mortgage
1-4 family	1	32	32
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	3	204	205
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	13	$889	$890

2016
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	-	-	-
Mortgage
1-4 family	1	109	110
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	29	29
Home equity - 2nd lien	2	71	73
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	12	12
Total	7	$221	$224

(1)	There were no purchased mortgage loans classified as troubled debt restructurings during the three month periods ended June 30, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	12	786	786
Mortgage
1-4 family	2	49	49
Resort lending	1	189	189
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	34	37
Home equity - 2nd lien	5	249	251
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	22	$1,307	$1,312

2016
Commercial
Income producing - real estate	2	$110	$110
Land, land development & construction-real estate	-	-	-
Commercial and industrial	4	1,758	1,758
Mortgage
1-4 family	3	192	263
Resort lending	1	116	117
Home equity - 1st lien	1	107	78
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	4	59	60
Home equity - 2nd lien	4	126	129
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	12	12
Total	20	$2,480	$2,527

(1)	There were no purchased mortgage loans classified as troubled debt restructurings during the six month periods ended June 30, 2017 and 2016, respectively.

The troubled debt restructurings described above for 2017 had no impact on the allowance for loan losses and resulted in zero charge offs during the three months ended June 30, 2017, and increased the allowance by $0.1 million and resulted in zero charge offs during the six months ended June 30, 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and six months ended June 30, 2017 or 2016.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
June 30, 2017
Income producing - real estate	$276,218	$3,344	$320	$202	$280,084
Land, land development and construction - real estate	58,278	65	-	10	58,353
Commercial and industrial	475,372	13,171	3,272	541	492,356
Total	$809,868	$16,580	$3,592	$753	$830,793
Accrued interest included in total	$1,952	$48	$15	$-	$2,015

December 31, 2016
Income producing - real estate	$282,886	$3,787	$337	$628	$287,638
Land, land development and construction - real estate	51,603	67	-	105	51,775
Commercial and industrial	449,365	9,788	2,998	4,431	466,582
Total	$783,854	$13,642	$3,335	$5,164	$805,995
Accrued interest included in total	$1,915	$52	$11	$-	$1,978

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans	Total
	(In thousands)
June 30, 2017
800 and above	$51,751	$11,770	$7,477	$8,575	$8,122	$87,695
750-799	175,169	34,856	14,175	19,038	19,302	262,540
700-749	98,924	25,749	6,019	12,087	8,041	150,820
650-699	69,420	13,070	3,501	7,359	432	93,782
600-649	27,633	4,790	1,080	2,471	-	35,974
550-599	15,598	2,790	478	1,555	-	20,421
500-549	8,948	1,407	543	1,340	-	12,238
Under 500	3,839	90	253	182	-	4,364
Unknown	5,847	1,685	505	1,124	126	9,287
Total	$457,129	$96,207	$34,031	$53,731	$36,023	$677,121
Accrued interest included in total	$1,761	$379	$137	$244	$101	$2,622

December 31, 2016
800 and above	$36,534	$10,484	$6,048	$8,392	$8,462	$69,920
750-799	102,382	41,999	10,006	20,113	20,984	195,484
700-749	69,337	24,727	5,706	12,360	9,115	121,245
650-699	50,621	13,798	4,106	8,167	437	77,129
600-649	25,270	5,769	1,674	3,067	-	35,780
550-599	13,747	3,030	455	1,699	-	18,931
500-549	9,215	1,438	486	981	-	12,120
Under 500	5,145	92	255	279	-	5,771
Unknown	2,290	1,711	280	179	139	4,599
Total	$314,541	$103,048	$29,016	$55,237	$39,137	$540,979
Accrued interest included in total	$1,466	$450	$111	$226	$111	$2,364

(1) Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
June 30, 2017
800 and above	$1,182	$925	$26,334	$25,972	$10,384	$64,797
750-799	2,168	3,030	64,018	44,949	24,758	138,923
700-749	1,713	2,438	24,380	12,980	14,671	56,182
650-699	2,312	1,991	8,913	3,825	8,894	25,935
600-649	1,506	1,506	1,754	863	2,420	8,049
550-599	1,295	945	510	255	956	3,961
500-549	677	501	289	189	513	2,169
Under 500	97	59	66	12	133	367
Unknown	26	7	164	170	8,449	8,816
Total	$10,976	$11,402	$126,428	$89,215	$71,178	$309,199
Accrued interest included in total	$44	$49	$291	$215	$200	$799

December 31, 2016
800 and above	$1,354	$1,626	$21,422	$23,034	$8,911	$56,347
750-799	2,478	3,334	50,508	35,827	21,918	114,065
700-749	1,920	2,686	20,045	11,049	13,183	48,883
650-699	2,852	2,541	7,559	3,205	8,913	25,070
600-649	1,691	1,775	1,846	821	2,269	8,402
550-599	1,231	1,063	882	280	833	4,289
500-549	981	692	440	189	511	2,813
Under 500	114	220	73	16	211	634
Unknown	29	21	150	114	5,570	5,884
Total	$12,650	$13,958	$102,925	$74,535	$62,319	$266,387
Accrued interest included in total	$54	$59	$264	$203	$191	$771

(1) Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $2.0 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $1.2 million and $1.0 million at  June 30, 2017 and December 31, 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Shareholders’ Equity and Earnings Per Common Share

On January 23, 2017, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2017.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  We did not repurchase any shares of common stock during the six months ended June 30, 2017.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income	$5,931	$6,438	$11,905	$10,538

Weighted average shares outstanding (1)	21,331	21,281	21,320	21,516
Effect of stock options	143	148	147	150
Stock units for deferred compensation plan for non-employee directors	119	114	119	114
Performance share units	54	41	57	37
Restricted stock units	-	55	-	70
Weighted average shares outstanding for calculation of diluted earnings per share	21,647	21,639	21,643	21,887

Net income per common share
Basic (1)	$0.28	$0.30	$0.56	$0.49
Diluted	$0.27	$0.30	$0.55	$0.48

(1) Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive were zero for both the three and six month periods ended June 30, 2017, and totaled 0.03 million for both the three and six month periods ended June 30, 2016.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2017
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$44,985	0.1	$1,082
Mandatory commitments to sell mortgage loans	80,760	0.1	24
Pay-fixed interest rate swap agreements	54,127	8.0	-
Pay-variable interest rate swap agreements	54,127	8.0	-
Purchased options	3,119	4.3	272
Written options	3,119	4.3	(272)
Total	$240,237	3.8	$1,106

	December 31, 2016
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$26,658	0.1	$646
Mandatory commitments to sell mortgage loans	61,954	0.1	630
Pay-fixed interest rate swap agreements	46,121	8.6	249
Pay-variable interest rate swap agreements	46,121	8.6	(249)
Purchased options	3,119	4.5	238
Written options	3,119	4.5	(238)
Total	$187,092	4.4	$1,276

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	$1,082	Other assets	$646	Other liabilities	$-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	24	Other assets	630	Other liabilities	-	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	422	Other assets	493	Other liabilities	422	Other liabilities	244
Pay-variable interest rate swap agreements	Other assets	422	Other assets	244	Other liabilities	422	Other liabilities	493
Purchased options	Other assets	272	Other assets	238	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	272	Other liabilities	238
Total derivatives		$2,222		$2,251		$1,116		$975

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	Recognized in Income	2017	2016	2017	2016
		(In thousands)		(In thousands)
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$65	$130	$436	$349
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	190	(240)	(606)	(446)
Pay-fixed interest rate swap agreements	Interest income	(359)	(590)	(249)	(1,708)
Pay-variable interest rate swap agreements	Interest income	359	590	249	1,708
Purchased options	Interest expense	(35)	3	34	81
Written options	Interest expense	35	(3)	(34)	(81)
Total		$255	$(110)	$(170)	$(97)

7.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$4,359	$6,118	$4,186

Amortization of other intangibles has been estimated through 2022 in the following table.

(In thousands)

Six months ending December 31, 2017	$173
2018	346
2019	346
2020	346
2021	346
2022	202
Total	$1,759

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of June 30, 2017.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2017. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the three month periods ended March 31, 2017 and 2016, pursuant to our long-term incentive plan, we granted 0.05 million and 0.07 million shares of restricted stock, respectively and 0.02 million and 0.03 million performance stock units (“PSU”), respectively to certain officers.  The shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers. No long term incentive grants were made during the second quarters of 2017 or 2016.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.005 million shares and 0.004 million shares to directors during the first six months of 2017 and 2016, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.8 million during the three and six month periods ended June 30, 2017, respectively, and was $0.4 million and $0.8 million during the same periods in 2016, respectively.  The corresponding tax benefit relating to this expense was $0.2 million and $0.3 million for the three and six month periods ended June 30, 2017, respectively and $0.1 million and $0.3 million for the same periods in 2016. Total expense recognized for non-employee director share based payments was $0.04 million and $0.07 million during the three and six month periods ended June 30, 2017, respectively, and was $0.03 million and $0.06 million during the same periods in 2016, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.03 million for the three and six month periods ended June 30, 2017, respectively and $0.01 million and $0.02 million during the same periods in 2016.

At June 30, 2017, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.7 million.  The weighted-average period over which this amount will be recognized is 2.4 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2017	211,018	$5.05
Granted	-
Exercised	(26,224)	3.76
Forfeited	-
Expired	-
Outstanding at June 30, 2017	184,794	$5.23	4.6	$3,053

Vested and expected to vest at June 30, 2017	184,794	$5.23	4.6	$3,053
Exercisable at June 30, 2017	184,794	$5.23	4.6	$3,053

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	296,422	$14.52
Granted	68,473	21.07
Vested	(56,681)	14.85
Forfeited	(7,321)	15.73
Outstanding at June 30, 2017	300,893	$15.86

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Intrinsic value	$195	$60	$474	$177
Cash proceeds received	$33	$27	$99	$59
Tax benefit realized	$68	$21	$166	$62

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Income Tax

Income tax expense was $2.7 million and $2.6 million during the three month periods ended June 30, 2017 and 2016, respectively and $5.3 million and $4.6 million during the six months ended June 30, 2017 and 2016, respectively.

The second quarter of 2016 included a $0.3 million income tax benefit resulting from the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-09 “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” during the second quarter of 2016.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both June 30, 2017 and 2016, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We had maintained a valuation allowance against our deferred tax assets of approximately $1.1 million at December 31, 2016. This valuation allowance on our deferred tax assets related to state income taxes at Mepco.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  That conclusion was based on the pending sale of Mepco’s payment plan business.  After accounting for the May 2017 sale of our payment plan business, all that remained of these deferred tax assets were loss carryforwards that we wrote off against the related valuation allowance as of June 30, 2017 as we will no longer be doing business in those states.

At both June 30, 2017 and December 31, 2016, we had approximately $0.8 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2017.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2017, the Bank had positive undivided profits of $11.8 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2017 and December 31, 2016, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2017
Total capital to risk-weighted assets
Consolidated	$298,454	15.45%	$154,583	8.00%	NA	NA
Independent Bank	277,429	14.37	154,410	8.00	$193,013	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$276,978	14.33%	$115,937	6.00%	NA	NA
Independent Bank	255,953	13.26	115,808	6.00	$154,410	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$245,795	12.72%	$86,953	4.50%	NA	NA
Independent Bank	255,953	13.26	86,856	4.50	$125,459	6.50%

Tier 1 capital to average assets
Consolidated	$276,978	10.74%	$103,173	4.00%	NA	NA
Independent Bank	255,953	9.93	103,115	4.00	$128,894	5.00%

December 31, 2016
Total capital to risk-weighted assets
Consolidated	$286,289	15.86%	$144,413	8.00%	NA	NA
Independent Bank	270,855	15.02	144,223	8.00	$180,279	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$265,405	14.70%	$108,309	6.00%	NA	NA
Independent Bank	249,971	13.87	108,167	6.00	$144,223	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$238,996	13.24%	$81,232	4.50%	NA	NA
Independent Bank	249,971	13.87	81,126	4.50	$117,181	6.50%

Tier 1 capital to average assets
Consolidated	$265,405	10.50%	$101,112	4.00%	NA	NA
Independent Bank	249,971	9.90	101,019	4.00	$126,274	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In thousands)
Total shareholders’ equity	$262,453	$248,980	$266,093	$258,814
Add (deduct)
Accumulated other comprehensive (gain) loss for regulatory purposes	(1,985)	3,310	(1,985)	3,310
Intangible assets	(1,407)	(1,159)	(1,407)	(1,159)
Disallowed deferred tax assets	(13,266)	(12,135)	(6,748)	(10,994)
Common equity tier 1 capital	245,795	238,996	255,953	249,971
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(3,317)	(8,091)	-	-
Tier 1 capital	276,978	265,405	255,953	249,971

Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,476	20,884	21,476	20,884
Total risk-based capital	$298,454	$286,289	$277,429	$270,855

11.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017 and December 31, 2016, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in non-interest expense-other in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Appraisals for both collateral-dependent impaired loans and other real estate are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us.  Once received, an independent third party (for commercial properties over $0.25 million) or a member of our Collateral Evaluation Department (for commercial properties under $0.25 million) or a member of our Special Assets Group (for residential properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.   We compare the actual selling price of collateral that has been sold to the most recent appraised value of our properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value.  For commercial and residential properties we typically discount an appraisal to account for various factors that the appraisal excludes in its assumptions.  These additional discounts generally do not result in material adjustments to the appraised value.

Capitalized mortgage loan servicing rights:  The fair value of capitalized mortgage loan servicing rights is based on a valuation model used by an independent third party that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. Certain model assumptions are generally unobservable and are based upon the best information available including data relating to our own servicing portfolio, reviews of mortgage servicing assumption and valuation surveys and input from various mortgage servicers and, therefore, are recorded as Level 3.  Management evaluates the third party valuation for reasonableness each quarter as part of our financial reporting control processes.  Prior to January 1, 2017, capitalized mortgage loan servicing rights were accounted for using the amortization method of accounting and were measured at fair value on a non-recurring basis.  During the first quarter of 2017, we adopted the fair value method of accounting for our capitalized mortgage loan servicing rights (see note #2) and are now measured at fair value on a recurring basis.

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
	(In thousands)
June 30, 2017:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$286	$286	$-	$-
Securities available for sale
U.S. agency	28,398	-	28,398	-
U.S. agency residential mortgage-backed	144,484	-	144,484	-
U.S. agency commercial mortgage-backed	11,577	-	11,577	-
Private label mortgage-backed	25,332	-	25,332	-
Other asset backed	126,898	-	126,898	-
Obligations of states and political subdivisions	179,764	-	179,764	-
Corporate	62,409	-	62,409	-
Trust preferred	2,761	-	2,761	-
Foreign government	2,102	-	2,102	-
Loans held for sale	45,693	-	45,693	-
Capitalized mortgage loan servicing rights	14,515	-	-	14,515
Derivatives (1)	2,222	-	2,222	-
Liabilities
Derivatives (2)	1,116	-	1,116	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	287	-	-	287
Land, land development & construction-real estate	12	-	-	12
Commercial and industrial	1,241	-	-	1,241
Mortgage
1-4 family	378	-	-	378
Other real estate (4)
Mortgage
1-4 family	162	-	-	162
Resort lending	5	-	-	5

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	2017				2016
				Total Change in Fair Values Included			Total Change in Fair Values Included
	Net Gains (Losses) on Assets		Mortgage Loan	in Current Period	Net Gains (Losses) on Assets		in Current Period
	Securities	Loans	Servicing, net	Earnings	Securities	Loans	Earnings
	(In thousands)
Trading securities	$(124)	$-	$-	$(124)	$64	$-	$64
Loans held for sale	-	666	-	666	-	478	478
Capitalized mortgage loan servicing rights	-	-	(1,495)	(1,495)	-	-	-

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2017 and 2016 relating to assets measured at fair value on a non-recurring basis:

•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.2 million, which is net of a valuation allowance of $2.3 million, at December 31, 2016.   A charge of $0.6 million and $2.1 million was included in our results of operations for the three and six month periods ending June 30, 2016, respectively.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $2.6 million, with a valuation allowance of $0.7 million at June 30, 2017, and had a carrying amount of $4.0 million, with a valuation allowance of $2.0 million at December 31, 2016.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense (recovery) of $0.1 million and $(0.1) million for the three month periods ending June 30, 2017 and 2016, respectively, and a net expense of $0.3 million in each of the six month periods ending June 30, 2017 and 2016, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.2 million which is net of a valuation allowance of $0.1 million at June 30, 2017, and a carrying amount of $3.2 million, which is net of a valuation allowance of $0.8 million, at December 31, 2016. An additional charge relating to other real estate measured at fair value of $0.03 million and $0.04 million was included in our results of operations during the three and six month periods ended June 30, 2017, respectively and $0.04 million and $0.06 million during the same periods in 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Beginning balance	$14,727	$-	$-	$-
Change in accounting	-	-	14,213	-
Beginning balance, as adjusted	14,727	-	14,213	-
Total losses realized and unrealized:
Included in results of operations	(1,231)	-	(1,495)	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	1,019	-	1,797	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$14,515	$-	$14,515	$-

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(1,231)	$-	$(1,495)	$-

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
June 30, 2017
Capitalized mortgage loan servicing rights	$14,515	Present value of net	Discount rate	10.09%
		servicing revenue	Cost to service	$81
			Ancillary income	24
			Float rate	1.96%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
June 30, 2017
Impaired loans
Commercial	$1,540	Sales comparison approach	Adjustment for differences between comparable sales	(2.3)%
Mortgage	378	Sales comparison approach	Adjustment for differences between comparable sales	(2.9)

Other real estate
Mortgage	167	Sales comparison approach	Adjustment for differences between comparable sales	(14.1)

December 31, 2016
Capitalized mortgage loan servicing rights	$8,163	Present value of net servicing revenue	Discount rate	10.07%
			Cost to service	$83
			Ancillary income	24
			Float rate	1.97%
Impaired loans
Commercial (1)	1,446	Sales comparison approach	Adjustment for differences between comparable sales	(1.5)%
Mortgage	361	Sales comparison approach	Adjustment for differences between comparable sales	(4.7)

Other real estate
Commercial	176	Sales comparison approach	Adjustment for differences between comparable sales	(22.5)
Mortgage	231	Sales comparison approach	Adjustment for differences between comparable sales	(5.1)

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

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2017	$45,693	$1,103	$44,590
December 31, 2016	35,946	437	35,509

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Un- observable Inputs
	Balance	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2017
Assets
Cash and due from banks	$35,513	$35,513	$35,513	$-	$-
Interest bearing deposits	24,255	24,255	24,255	-	-
Interest bearing deposits - time	5,339	5,346	-	5,346	-
Trading securities	286	286	286	-	-
Securities available for sale	583,725	583,725	-	583,725	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale	1,836,784	1,798,133	-	45,693	1,752,440
Accrued interest receivable	7,713	7,713	1	2,460	5,252
Derivative financial instruments	2,222	2,222	-	2,222	-

Liabilities
Deposits with no stated maturity (1)	$1,769,406	$1,769,406	$1,769,406	$-	$-
Deposits with stated maturity (1)	476,813	474,172	-	474,172	-
Other borrowings	85,524	86,206	-	86,206	-
Subordinated debentures	35,569	28,379	-	28,379	-
Accrued interest payable	1,118	1,118	18	1,100	-
Derivative financial instruments	1,116	1,116	-	1,116	-

December 31, 2016
Assets
Cash and due from banks	$35,238	$35,238	$35,238	$-	$-
Interest bearing deposits	47,956	47,956	47,956	-	-
Interest bearing deposits - time	5,591	5,611	-	5,611	-
Trading securities	410	410	410	-	-
Securities available for sale	610,616	610,616	-	610,616	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale (2)	1,655,335	1,629,587	-	67,321	1,562,266
Accrued interest receivable	7,316	7,316	5	2,364	4,947
Derivative financial instruments	2,251	2,251	-	2,251	-

Liabilities
Deposits with no stated maturity (1)	$1,740,601	$1,740,601	$1,740,601	$-	$-
Deposits with stated maturity (1)	485,118	483,469	-	483,469	-
Other borrowings	9,433	10,371	-	10,371	-
Subordinated debentures	35,569	25,017	-	25,017	-
Accrued interest payable	932	932	21	911	-
Derivative financial instruments	975	975	-	975	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $13.2 million and $7.4 million at June 30, 2017 and December 31, 2016, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $33.4 million and $31.3 million June 30, 2017 and December 31, 2016, respectively.

(2)	Net loans and loans held for sale include $31.4 million of payment plan receivables and commercial loans held for sale at December 31, 2016.

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

13. Contingent Liabilities

In December 2016, we reached a tentative settlement regarding litigation initiated against us in Wayne County, Michigan Circuit Court.  The Court issued a preliminary approval of this settlement in the first quarter of 2017.  This litigation concerned checking account transaction sequencing during a period from February 2009 to June 2011.  Under the terms of the settlement, we have agreed to pay $2.2 million and are also responsible for class notification costs and certain other expenses which are estimated to total approximately $0.1 million (these amounts were accrued for and expensed in the fourth quarter of 2016).  We expect the settlement payment to occur in the fourth quarter of 2017 or first quarter of 2018.  Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, it was determined that this settlement was in the best interests of the organization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with the sale of Mepco (see note #15), we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to these indemnification requirements in our June 30, 2017 Condensed Consolidated Statement of Financial Condition because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac and Ginnie Mae). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The provision for loss reimbursement on sold loans was an expense of $0.02 million and zero for the three months ended June 30, 2017 and 2016, respectively and an expense (credit) of $0.05 million and $(0.02) million for the six month periods ended June 30, 2017 and 2016, respectively.  The small expense provisions in 2017 are primarily due to growth in the balance of loans serviced for investors.  The small credit provision for the first six months of 2016 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of the previous period.  The reserve for loss reimbursements on sold mortgage loans totaled $0.5 million and $0.6 million at June 30, 2017 and December 31, 2016, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.  Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Total
	(In thousands)
For the three months ended June 30,
2017
Balances at beginning of period	$(738)	$(5,798)	$(6,536)
Other comprehensive income before reclassifications	2,731	-	2,731
Amounts reclassified from AOCL	(7)	-	(7)
Net current period other comprehensive income	2,724	-	2,724
Balances at end of period	$1,986	$(5,798)	$(3,812)

2016
Balances at beginning of period	$999	$(5,798)	$(4,799)
Other comprehensive income before reclassifications	1,588	-	1,588
Amounts reclassified from AOCL	(72)	-	(72)
Net current period other comprehensive income	1,516	-	1,516
Balances at end of period	$2,515	$(5,798)	$(3,283)

For the six months ended June 30,
2017
Balances at beginning of period	$(3,310)	$(5,798)	$(9,108)
Cumulative effect of change in accounting	300	-	300
Balances at beginning of period, as adjusted	(3,010)	(5,798)	(8,808)
Other comprehensive income before reclassifications	5,072	-	5,072
Amounts reclassified from AOCL	(76)	-	(76)
Net current period other comprehensive income	4,996	-	4,996
Balances at end of period	$1,986	$(5,798)	$(3,812)

2016
Balances at beginning of period	$(238)	$(5,798)	$(6,036)
Other comprehensive income before reclassifications	2,937	-	2,937
Amounts reclassified from AOCL	(184)	-	(184)
Net current period other comprehensive income	2,753	-	2,753
Balances at end of period	$2,515	$(5,798)	$(3,283)

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

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

	Amount Reclassified From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2017
Unrealized gains on securities available for sale
	$11	Net gains on securities
	-	Net impairment loss recognized in earnings
	11	Total reclassifications before tax
	4	Income tax expense
	$7	Reclassifications, net of tax

2016
Unrealized gains on securities available for sale
	$109	Net gains on securities
	-	Net impairment loss recognized in earnings
	109	Total reclassifications before tax
	37	Income tax expense
	$72	Reclassifications, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

	Amount Reclassified From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2017
Unrealized gains on securities available for sale
	$117	Net gains on securities
	-	Net impairment loss recognized in earnings
	117	Total reclassifications before tax
	41	Income tax expense
	$76	Reclassifications, net of tax

2016
Unrealized gains on securities available for sale
	$283	Net gains on securities
	-	Net impairment loss recognized in earnings
	283	Total reclassifications before tax
	99	Income tax expense
	$184	Reclassifications, net of tax

15.  Payment Plan Receivables and Other Assets Held for Sale

On December 30, 2016 Mepco executed an Asset Purchase Agreement (the “APA”) with Seabury Asset Management LLC (“Seabury”).  Pursuant to the terms of the APA, Mepco sold its payment plan processing business to Seabury effective May 1, 2017.  We received cash totaling $33.4 million and recorded no gain or loss in 2017 as the assets were sold and the liabilities were assumed at book value.

Assets sold and liabilities assumed were as follows:

	May 1, 2017	December 31, 2016
	(In thousands)
Assets sold
Payment plan receivables	$33,128	$30,582
Commerical loans	525	794
Other assets	1,765	1,984
Total assets	$35,418	$33,360

Liabilities assumed	$1,972	$718

These assets and liabilities were categorized as “held for sale” in our December 31, 2016 Condensed Consolidated Statements of Financial Condition.  These assets and corresponding liabilities held for sale were carried at the lower of cost or fair value on an aggregate basis.  Fair value adjustments, if any, were recorded in current earnings.

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

On December 30, 2016, the Bank and its wholly-owned subsidiary, Mepco Finance Corporation (“Mepco”), entered into an Asset Purchase Agreement (“APA”) with Seabury Asset Management LLC (“Seabury”).  Pursuant to the terms of the APA, we sold our payment plan processing business, payment plan receivables, and certain other assets to Seabury, who also assumed certain liabilities of Mepco.  These assets and liabilities were categorized as “held for sale” in the December 31, 2016 Condensed Consolidated Statements of Financial Condition.  We also recorded a $0.32 million loss related to the sale of these assets in the fourth quarter of 2016.  This transaction closed on May 18, 2017, with an effective date of May 1, 2017.  As a result of the closing, Mepco sold $33.1 million of net payment plan receivables, $0.5 million of commercial loans, $0.2 million of furniture and equipment and $1.6 million of other assets to Seabury, who also assumed $2.0 million of specified liabilities.  Mepco was renamed IB Holding Company in May 2017 and was liquidated on June 30, 2017, with the remaining assets and liabilities transferred to the Bank.  We do not believe that the sale of the Mepco business and assets will have a significant impact on our future overall financial condition or results of operations.

Index
In the fourth quarter of 2016, we reached a tentative settlement regarding litigation initiated against the Bank in Wayne County, Michigan Circuit Court.  The Court issued a preliminary approval of this settlement in the first quarter of 2017.  This litigation concerned the Bank’s checking account transaction sequencing during a period from February 2009 to June 2011.  Under the terms of the settlement, we have agreed to pay $2.2 million and we are also responsible for class notification costs and certain other expenses which are estimated to total approximately $0.1 million.  We recorded a $2.3 million expense in the fourth quarter of 2016 for this settlement.  We expect the settlement payment to occur in the fourth quarter of 2017 or first quarter of 2018.  Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, we determined that this settlement was in the best interests of the organization.

Regulation. On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in ratably over a four-year period that began in 2016.  In 2017, 1.25% is being added to the minimum ratio for adequately capitalized institutions.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer (now 5.75% in 2017).  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. As of June 30, 2017 and December 31, 2016 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the second quarter and first six months of 2017 as compared to 2016.

RESULTS OF OPERATIONS

Summary.  We recorded net income of $5.9 million and $6.4 million, respectively, during the three months ended June 30, 2017 and 2016.  The decrease in 2017 results as compared to 2016 primarily reflects increases in the provision for loan losses and in non-interest and income tax expenses that were partially offset by increases in net interest income and in non-interest income.

We recorded net income of $11.9 million and $10.5 million, respectively, during the six months ended June 30, 2017 and 2016.  The increase in 2017 year-to-date results as compared to 2016 is primarily due to increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses as well as in non-interest and income tax expenses.

Index
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (annualized) to
Average assets	0.92%	1.06%	0.93%	0.87%
Average common shareholders’ equity	9.15	10.66	9.38	8.67

Net income per common share
Basic	$0.28	$0.30	$0.56	$0.49
Diluted	0.27	0.30	0.55	0.48

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

Our net interest income totaled $21.5 million during the second quarter of 2017, an increase of $1.9 million, or 9.5% from the year-ago period.  This increase primarily reflects a $164.7 million increase in average interest-earning assets as well as an eight basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first six months of 2017, net interest income totaled $43.0 million, an increase of $3.6 million, or 9.0% from 2016.  This increase primarily reflects a $163.1 million increase in average interest-earning assets as well as an eight basis point increase in our net interest margin.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds.  The increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans) as well as increases in short-term market interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2017 non-accrual loans averaged $9.0 million and $10.3 million, respectively compared to $10.6 million and $10.5 million, respectively for the same periods in 2016.  In addition, in the second quarter and first six months of 2017 we had net recoveries of $0.13 million and $0.63 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.13 million and $0.68 million, respectively, during the same periods in 2016.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2017			2016

	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$1,779,916	$19,919	4.49%	$1,573,471	$18,173	4.64%
Tax-exempt loans (1)	3,037	46	6.08	3,555	55	6.22
Taxable securities	503,863	2,781	2.21	541,557	2,480	1.83
Tax-exempt securities (1)	88,731	783	3.53	50,091	432	3.45
Interest bearing cash	32,193	53	0.66	74,384	100	0.54
Other investments	15,543	239	6.17	15,478	197	5.12
Interest Earning Assets	2,423,283	23,821	3.94	2,258,536	21,437	3.81
Cash and due from banks	30,649			34,515
Other assets, net	144,673			154,859
Total Assets	$2,598,605			$2,447,910

Liabilities
Savings and interest-bearing checking	$1,058,768	316	0.12	$1,027,913	277	0.11
Time deposits	468,705	1,162	0.99	430,955	875	0.82
Other borrowings	68,511	563	3.30	47,467	485	4.11
Interest Bearing Liabilities	1,595,984	2,041	0.51	1,506,335	1,637	0.44
Non-interest bearing deposits	712,132			672,920
Other liabilities	30,394			25,855
Shareholders’ equity	260,095			242,800
Total liabilities and shareholders’ equity	$2,598,605			$2,447,910

Net Interest Income		$21,780			$19,800

Net Interest Income as a Percent of Average Interest Earning Assets			3.60%			3.52%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$1,733,225	$39,743	4.61%	$1,559,807	$36,693	4.72%
Tax-exempt loans (1)	3,549	98	5.57	3,601	110	6.14
Taxable securities	512,586	5,535	2.16	531,695	4,724	1.78
Tax-exempt securities (1)	83,417	1,481	3.55	46,036	813	3.53
Interest bearing cash	49,356	166	0.68	77,910	206	0.53
Other investments	15,543	438	5.68	15,512	397	5.15
Interest Earning Assets	2,397,676	47,461	3.98	2,234,561	42,943	3.86
Cash and due from banks	32,212			39,841
Other assets, net	149,306			159,979
Total Assets	$2,579,194			$2,434,381

Liabilities
Savings and interest-
bearing checking	$1,052,973	599	0.11	$1,021,015	547	0.11
Time deposits	475,409	2,322	0.98	433,449	1,719	0.80
Other borrowings	56,823	1,033	3.67	47,495	962	4.07
Interest Bearing Liabilities	1,585,205	3,954	0.50	1,501,959	3,228	0.43
Non-interest bearing deposits	708,363			663,168
Other liabilities	29,772			24,811
Shareholders’ equity	255,854			244,443
Total liabilities and shareholders’ equity	$2,579,194			$2,434,381

Net Interest Income		$43,507			$39,715

Net Interest Income as a Percent of Average Interest Earning Assets			3.65%			3.57%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%
(2)	Annualized

Index
Reconciliation of Net Interest Margin, Fully Taxable Equivalent (“FTE”)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Net interest income	$21,492	$19,630	$42,958	$39,393
Add: taxable equivalent adjustment	288	170	549	322
Net interest income - taxable equivalent	$21,780	$19,800	$43,507	$39,715
Net interest margin (GAAP) (1)	3.56%	3.50%	3.61%	3.55%
Net interest margin (FTE) (1)	3.60%	3.52%	3.65%	3.57%

(1)	Annualized

Provision for loan losses.  The provision for loan losses was an expense of $0.6 million and a credit $0.7 million during the three months ended June 30, 2017 and 2016, respectively. During the six-month periods ended June 30, 2017 and 2016, the provision was an expense of $0.2 million and a credit of $1.3 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2017.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $10.4 million during the second quarter of 2017 compared to $9.6 million in 2016.  For the first six months of 2017 non-interest income totaled $20.8 million compared to $17.4 million for the first six months of 2016.  The components of non-interest income are as follows:

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Service charges on deposit accounts	$3,175	$3,038	$6,184	$5,883
Interchange income	2,005	1,976	3,927	3,854
Net gains (losses) on assets:
Mortgage loans	3,344	2,529	5,915	4,171
Securities	(34)	185	(7)	347
Mortgage loan servicing, net	(158)	(334)	667	(1,312)
Investment and insurance commissions	467	384	935	851
Bank owned life insurance	240	298	493	588
Title insurance fees	323	253	587	541
Other	1,084	1,251	2,084	2,466
Total non-interest income	$10,446	$9,580	$20,785	$17,389

Index
Service charges on deposit accounts increased on both a comparative quarterly and year-to-date basis in 2017 as compared to 2016.  These increases were principally due to higher service charges on commercial accounts and a modest increase in non-sufficient funds occurrences.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2017 as compared to 2016 due primarily to increased debit card transaction activity.

Net gains on mortgage loans increased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Mortgage loans originated	$235,087	$91,966	$393,168	$165,468
Mortgage loans sold	104,714	70,479	184,405	126,145
Net gains on mortgage loans	3,344	2,529	5,915	4,171
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.19%	3.59%	3.21%	3.31%
Fair value adjustments included in the Loan Sales Margin	0.32	0.34	0.27	0.30

The increase in mortgage loan originations, sales and net gains in 2017 as compared to 2016 is due primarily to the expansion of our mortgage-banking operations.

During the last quarter of 2016 and the first half of 2017, we significantly expanded our mortgage-banking operations by adding new employees and opening new loan production offices (Ann Arbor, Brighton, Dearborn, Grosse Pointe, Traverse City and Troy, Michigan and Columbus and Fairlawn, Ohio).  Overall, we have increased average full-time equivalent employees in mortgage lending sales and operations by 71.6% and by 60.0%, in the second quarter and first half of 2017, respectively, over the same periods in 2016.  We expect this business expansion to add to net gains on mortgage loans and on a longer-term basis, accelerate the growth of portfolio mortgage loans and mortgage loans serviced for others, leading to increased interest and mortgage loan servicing income.  However, this expansion will also increase non-interest expenses, particularly compensation and employee benefits and occupancy.  In addition, due to higher interest rates, mortgage loan refinance volume has declined in 2017 on an industry wide basis.  It is important to our future results of operations that we effectively and successfully manage this business expansion.

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

Index
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.87% and 3.25% in the second quarters of 2017 and 2016, respectively and 2.94% and 3.01% for the comparative 2017 and 2016 year-to-date periods, respectively.  The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2017 was generally due to a narrowing of primary-to-secondary market pricing spreads due to competitive factors throughout the mortgage banking industry (generally higher mortgage loan interest rates and a decline in refinance volume). The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities totaled $(0.03) million and $(0.01) million during the three and six months ended June 30, 2017, respectively, and $0.19 million and $0.35 million for the respective comparable periods in 2016.  The second quarter 2017 securities net loss was due to a $0.045 million decrease in the fair value of trading securities that was partially offset by $0.011 million of net gains on the sale of $1.7 million of investments.  The year-to-date 2017 securities net loss was due to a $0.124 million decrease in the fair value of trading securities that was partially offset by $0.117 million of net gains on the sale of $7.8 million of investments.  The second quarter 2016 securities net gains were due to the sale of $13.0 million of investments as well as a $0.08 million increase in the fair value of trading securities. The year-to-date 2016 securities net gains were due primarily to the sale of $55.4 million of investments as well as a $0.064 million increase in the fair value of trading securities.  (See “Securities.”)

We recorded no net impairment losses in either 2017 or 2016 for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated a loss of $0.2 million and $0.3 million in the second quarters of 2017 and 2016, respectively. For the first six months of 2017, mortgage loan servicing generated income of $0.7 million as compared to a loss of $1.3 million in 2016. This activity is summarized in the following table:

	Three Months Ended		Six Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Mortgage loan servicing:	(In thousands)
Revenue, net	$1,073	$1,021	$2,162	$2,050
Fair value change due to price	(648)	--	(503)	--
Fair value change due to pay-downs	(583)	--	(992)	--
Amortization	--	(709)	--	(1,266)
Impairment charge	--	(646)	--	(2,096)
Total	$(158)	$(334)	$667	$(1,312)

Effective on January 1, 2017, we adopted the fair value accounting method for capitalized mortgage loan servicing rights. Activity related to capitalized mortgage loan servicing rights is as follows:

Index
Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$14,727	$10,983	$13,671	$12,436
Change in accounting	-	-	542	-
Balance at beginning of period, as adjusted	$14,727	$10,983	$14,213	$12,436
Originated servicing rights capitalized	1,019	703	1,797	1,257
Amortization	-	(709)	-	(1,266)
Change in valuation allowance	-	(646)	-	(2,096)
Change in fair value	(1,231)	-	(1,495)	-
Balance at end of period	$14,515	$10,331	$14,515	$10,331

Valuation allowance at end of period	$-	$5,368	$-	$5,368

At June 30, 2017 we were servicing approximately $1.71 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.18% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights at June 30, 2017 totaled $14.5 million, representing approximately 85 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues increased on both a quarterly and year-to-date basis in 2017 as compared to 2016, due primarily to increased product sales and growth in assets under management.

Income from bank owned life insurance declined on both a comparative quarterly and year-to-date basis in 2017 compared to 2016 reflecting a lower crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.0 million at both June 30, 2017 and December 31, 2016.

Title insurance fees were higher on both a comparative quarterly and year-to-date basis in 2017 as compared to 2016.  The amount of title insurance fees is primarily a function of the level of mortgage loans that we originated.

Other non-interest income declined on both a comparative quarterly and year-to-date basis in 2017 compared to 2016.  The quarterly and year-to-date comparative declines were primarily because 2016 included a $0.2 million death benefit related to a life insurance policy on a former director.  In addition, rental income on other real estate and swap fees on commercial loans also declined on a year-to-date comparative basis.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Index
Non-interest expense increased by $1.9 million to $22.8 million and by $3.4 million to $46.3 million during the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods in 2016.  The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Compensation	$8,707	$7,972	$18,379	$16,045
Performance-based compensation	2,138	1,875	4,131	3,557
Payroll taxes and employee benefits	2,535	2,153	5,017	4,279
Compensation and employee benefits	13,380	12,000	27,527	23,881
Occupancy, net	1,920	1,856	4,062	4,063
Data processing	1,937	1,936	3,874	4,037
Furniture, fixtures and equipment	1,005	965	1,982	1,949
Communications	678	722	1,361	1,610
Loan and collection	670	571	1,083	1,396
Advertising	519	478	1,025	955
Legal and professional	389	345	826	758
Interchange expense	292	267	575	533
FDIC deposit insurance	202	331	400	665
Supplies	159	197	331	373
Credit card and bank service fees	136	198	327	385
Costs (recoveries) related to unfunded lending commitments	130	(80)	240	(67)
Amortization of intangible assets	86	87	173	174
Net (gains) losses on other real estate and repossessed assets	91	(159)	102	(165)
Provision for loss reimbursement on sold loans	20	-	51	(15)
Other	1,147	1,181	2,391	2,408
Total non-interest expense	$22,761	$20,895	$46,330	$42,940

Compensation and employee benefits expenses, in total, increased $1.4 million on a quarterly comparative basis and increased $3.6 million for the first six months of 2017 compared to the same periods in 2016.

Compensation expense increased by $0.7 million and $2.3 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  Average full-time equivalent employees (“FTEs”) increased by approximately 8.9% and  8.6% during the second quarter and first six months of 2017, respectively, compared to the year ago periods, due primarily to our mortgage banking expansion.

Performance-based compensation increased by $0.3 million and $0.6 million in the second quarter and first six months of 2017, respectively, versus the same periods in 2016, due primarily to relative comparative changes in the accrual for anticipated incentive compensation (including our mortgage loan officer retention program) based on our estimated full-year performance as compared to goals.

Index
Payroll taxes and employee benefits increased by $0.4 million and $0.7 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016, due primarily to increases in payroll taxes, health insurance and employee recruiting costs principally associated with our mortgage banking expansion.

Occupancy, net, increased by $0.1 million and was essentially unchanged in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  The quarterly increase was primarily due to costs associated with the recently opened loan production offices mentioned earlier that were partially offset by reduced occupancy costs related to the sale of our payment plan processing business (Mepco) that was located in Chicago.

Data processing expenses were essentially unchanged and decreased by $0.2 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The 2017 year-to-date decrease is primarily due to a decline in software amortization expense.

Furniture, fixtures and equipment expenses were up slightly in 2017 as compared to 2016 due primarily to our mortgage banking expansion.

Communications expenses decreased by $0.04 million and $0.25 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.  The 2017 year-to-date decrease is due primarily to reduced mailing costs, as the first quarter of 2016 included expenses for mailing out new chip enabled debit cards and new deposit product information.

Loan and collection expenses reflect costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits. The quarterly comparative increase in 2017 is due primarily to increased lending activity, particularly mortgage loans.  The year-to-date comparative decrease is due to reduced collection costs on non-performing and other problem credits as well as a $0.2 million reimbursement of previously incurred expenses related to the resolution and payoff of a non-accrual loan in the first quarter of 2017.

Advertising expenses increased on both a comparative quarterly and year-to-date basis due primarily to direct mailing and strategic sponsorship costs.

Legal and professional fees increased slightly on both a comparative quarterly and year-to-date basis due primarily to an increase in outsourced internal audit costs and higher legal fees primarily related to employment matters.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased in 2017 on both a comparative quarterly and year-to-date basis due primarily to higher debit card transaction volume as described above.

FDIC deposit insurance expense decreased in 2017 on both a comparative quarterly and year-to-date basis due to a decline in our premium rate effective in the third quarter of 2016.  At June 30, 2016, the FDIC Deposit Insurance Fund reserve ratio reached 1.15%, which triggered a new assessment method and generally lower deposit insurance premiums for banks with less than $10 billion in assets.

Index
Supplies expenses have decreased in 2017 on both a comparative quarterly and year-to-date basis due primarily to initiatives with our various vendors to reduce these costs as well as internal “go green” efforts to reduce printing and paper costs.

Credit card and bank service fees decreased in 2017 on both a comparative quarterly and year-to-date basis primarily due to the sale of our payment plan processing business (Mepco) in May 2017.

The changes in cost (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $1.8 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively. See Note #8 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

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

The provision for loss reimbursement on sold loans was an expense of $0.02 million and $0.05 million in the second quarter and first six months of 2017, respectively, compared to zero and a credit of $0.02 million in the second quarter and first six months of 2016, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2017 are primarily due to growth in the balance of loans serviced for investors.  The small credit provision for the first six months of 2016 is due primarily to the settlement of certain loss reimbursement claims at slightly lower amounts than what had been specifically reserved for at the end of the previous period.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.55 million and $0.56 million at June 30, 2017 and December 31, 2016, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Other non-interest expenses were relatively unchanged in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016.

Index
Income tax expense.  We recorded an income tax expense of $2.7 million and $5.3 million in the second quarter and the first six months of 2017, respectively. This compares to an income tax expense of $2.6 million and $4.6 million in the second quarter and the first six months of 2016, respectively.

The second quarter of 2016 included a $0.3 million income tax benefit resulting from the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-09 “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) during the second quarter of 2016.

Our actual income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income, tax-exempt income from the increase in the cash surrender value on life insurance, and differences in the value of stock awards that vest and stock options that are exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2017 and 2016 and at December 31, 2016, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We had maintained a valuation allowance against our deferred tax assets of approximately $1.1 million at December 31, 2016. This valuation allowance on our deferred tax assets related to state income taxes at Mepco.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  That conclusion was based on the pending sale of Mepco’s payment plan business.  After accounting for the May 2017 sale of our payment plan business, all that remained of these deferred tax assets were loss carryforwards that we wrote off against the related valuation allowance as of June 30, 2017 as we will no longer be doing business in those states.

FINANCIAL CONDITION

Summary.  Our total assets increased by $116.4 million during the first six months of 2017.  Loans, excluding loans held for sale (“Portfolio Loans”), totaled $1.81 billion at June 30, 2017, an increase of $203.4 million, or 12.6%, from December 31, 2016.  (See “Portfolio Loans and asset quality.”)

Deposits totaled $2.25 billion at June 30, 2017, compared to $2.23 billion at December 31, 2016.  The $20.5 million increase in total deposits during the period reflects growth in all categories, except time deposits, which declined by $43.7 million.  The decline in time deposits primarily reflects maturities with one municipal customer, where we elected to allow the deposits to run-off rather than rebidding for these funds.

Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities, trust preferred securities and foreign government securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Index
Securities

		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
June 30, 2017	$580,670	$5,060	$2,005	$583,725
December 31, 2016	615,709	2,548	7,641	610,616

We adopted ASU 2017-08 during the first quarter of 2017 using a modified retrospective approach.  As a result, the amortized cost of securities as of January 1, 2017 was adjusted lower by $0.46 million (see note #2).

Securities available for sale declined $26.9 million during the first half of 2017 as these funds were utilized to support net Portfolio Loan growth.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either the first half of 2017 or 2016.

Sales of securities were as follows (See “Non-interest income.”):

	Six months ended June 30,
	2017	2016
	(In thousands)
Proceeds	$7,830	$55,362

Gross gains	$117	$336
Gross losses	-	(53)
Net impairment charges	-	-
Fair value adjustments	(124)	64
Net gains	$(7)	$347

Index
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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Due primarily to the expansion of our mortgage-banking activities and a change in mix in our mortgage loan originations, we are now originating and putting into Portfolio Loans more fixed rate mortgage loans than as compared to past periods.  These fixed rate mortgage loans generally have terms from 15 to 30 years, do not have prepayment penalties and expose us to more interest rate risk.  To date, our interest rate risk profile has not changed significantly.  However, we are carefully monitoring this change in the composition of our Portfolio Loans and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. (See “Asset/liability management.”).  As a result, we have added and may continue to add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may begin to attempt to sell fixed rate jumbo mortgage loans in the future.

Non-performing assets(1)

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Non-accrual loans	$8,542	$13,364
Loans 90 days or more past due and still accruing interest	--	--
Total non-performing loans	8,542	13,364
Other real estate and repossessed assets	2,368	5,004
Total non-performing assets	$10,910	$18,368
As a percent of Portfolio Loans
Non-performing loans	0.47%	0.83%
Allowance for loan losses	1.14	1.26
Non-performing assets to total assets	0.41	0.72
Allowance for loan losses as a percent of non-performing loans	241.00	151.41

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Index
Troubled debt restructurings (“TDR”)

	June 30, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,551	$56,100		$66,651
Non-performing TDRs(2)	492	4,184	(3)	4,676
Total	$11,043	$60,284		$71,327

	December 31, 2016
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,560	$59,726		$70,286
Non-performing TDRs(2)	3,565	4,071	(3)	7,636
Total	$14,125	$63,797		$77,922

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $4.8 million, or 36.1%, during the first half of 2017.  This decline primarily reflects the pay-off or liquidation of non-performing commercial loans.  In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $66.7 million, or 3.7% of total Portfolio Loans, and $70.3 million, or 4.4% of total Portfolio Loans, at June 30, 2017 and December 31, 2016, respectively. The decrease in the amount of performing TDRs in the first half of 2017 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets totaled $2.4 million at June 30, 2017, compared to $5.0 million at December 31, 2016.  This decrease is primarily the result of the sale of a group of commercial properties in the second quarter of 2017.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.02% (as a result of net recoveries) on an annualized basis in the first half of 2017 compared to a negative 0.18% in the first half of 2016.  The $1.3 million decrease in total loan net recoveries is primarily due to a $1.1 million decline in commercial loan net recoveries.

Index
Allowance for Loan Losses

	Six months ended June 30,
	2017		2016
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$20,234	$650	$22,570	$652
Additions (deductions)
Provision for loan losses	224	-	(1,264)	-
Recoveries credited to allowance	1,786	-	2,718	-
Loans charged against the allowance	(1,658)	-	(1,312)	-
Additions (deductions) included in non-interest expense	-	240	-	(67)
Balance at end of period	$20,586	$890	$22,712	$585

Net loans charged against the allowance to average Portfolio Loans	(0.02)%		(0.18)%

Allocation of the Allowance for Loan Losses

	June 30, 2017	December 31, 2016
	(In thousands)
Specific allocations	$7,244	$9,152
Other adversely rated commercial loans	563	491
Historical loss allocations	6,338	4,929
Additional allocations based on subjective factors	6,441	5,662
Total	$20,586	$20,234

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

The allowance for loan losses increased $0.4 million to $20.6 million at June 30, 2017 from $20.2 million at December 31, 2016 and was equal to 1.14% of total Portfolio Loans at June 30, 2017 compared to 1.26% at December 31, 2016.

Three of the four components of the allowance for loan losses outlined above increased in the first half of 2017. The allowance for loan losses related to specific loans decreased $1.9 million in 2017 due primarily to a decline in the balance of individually impaired loans as well as charge-offs.  In particular, we received a full payoff in March 2017 on a commercial loan that had a specific reserve of $1.2 million at December 31, 2016. The allowance for loan losses related to other adversely rated commercial loans increased $0.1 million in 2017 primarily due to an increase in the balance of such loans included in this component to $14.4 million at June 30, 2017 from $11.8 million at December 31, 2016. The allowance for loan losses related to historical losses increased $1.4 million during 2017 due principally to slight upward adjustments in our probability of default and expected loss rates for commercial loans, an additional component of approximately $0.6 million added for loans secured by commercial real estate due primarily to emerging risks in this sector (such as retail store closings and potential overdevelopment in certain markets) and loan growth. We also extended our historical lookback period to be more representative of the probability of default and account for infrequent migration events and extremely low levels of watch credits.  The allowance for loan losses related to subjective factors increased $0.8 million during 2017 primarily due to loan growth.

Index
By comparison, two of the four components of the allowance for loan losses outlined above increased in the first half of 2016. The allowance for loan losses related to specific loans decreased $0.04 million in 2016 due primarily to a decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.4 million in 2016 primarily due to a decrease in the balance of such loans included in this component to $16.4 million at June 30, 2016 from $27.8 million at December 31, 2015. The allowance for loan losses related to historical losses increased $0.3 million during 2016 due principally to commercial loan growth. The allowance for loan losses related to subjective factors increased $0.3 million during 2016 primarily due to overall growth of the loan portfolio.

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

Deposits totaled $2.25 billion and $2.23 billion at June 30, 2017 and December 31, 2016, respectively.  The $20.5 million increase in deposits in the first half of 2017 is due to growth in all categories of deposits, except time deposits.  Reciprocal deposits totaled $46.6 million and $38.7 million at June 30, 2017 and December 31, 2016, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  We also added $33.3 million of brokered time deposits during the first six months of 2017.  This increase, replaced in part, the run-off of time deposits with one municipal customer as described earlier.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2017, we had approximately $494.5 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index
Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $85.5 million and $9.4 million at June 30, 2017 and December 31, 2016, respectively.  The increase in other borrowings during the first half of 2017 was utilized to fund Portfolio Loan growth.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2017, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $165.4 million, or 7.1% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, relating to our commercial lending activities.  During the first half of 2017 and 2016, we entered into $11.0 million and $18.0 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.16 million and $0.29 million of fee income related to these transactions during the first half of 2017 and 2016, respectively.

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

At June 30, 2017, we had $357.4 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.77 billion of our deposits at June 30, 2017, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $19.5 million as of June 30, 2017 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization

	June 30, 2017	December 31, 2016
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	324,231	323,745
Accumulated deficit	(57,966)	(65,657)
Accumulated other comprehensive loss	(3,812)	(9,108)
Total shareholders’ equity	262,453	248,980
Total capitalization	$296,953	$283,480

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

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2017 and December 31, 2016. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $262.5 million at June 30, 2017 from $249.0 million at December 31, 2016 due primarily to our net income and a decline in our accumulated other comprehensive loss that were partially offset by dividends that we paid. Our tangible common equity (“TCE”) totaled $260.7 million and $247.0 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.79% and 9.70% at June 30, 2017 and December 31, 2016, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

On January 23, 2017, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2017 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2017.  We did not repurchase any shares during the first half of 2017.

In October 2016 and 2015, our Board of Directors increased the quarterly cash dividend on our common stock to ten cents and eight cents per share, respectively.

As of June 30, 2017 and December 31, 2016, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2017
200 basis point rise	$408,600	2.90%	$93,400	4.01%
100 basis point rise	408,600	2.90	92,300	2.78
Base-rate scenario	397,100	-	89,800	-
100 basis point decline	361,000	(9.09)	83,300	(7.24)

December 31, 2016
200 basis point rise	$427,400	6.90%	$84,800	6.94%
100 basis point rise	417,800	4.50	82,500	4.04
Base-rate scenario	399,800	-	79,300	-
100 basis point decline	366,000	(8.45)	73,500	(7.31)

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

Index
Litigation Matters

As described in “Recent Developments” we settled a litigation matter in December 2016 and recorded a $2.3 million expense in the fourth quarter of 2016.  We are also involved in various other litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2017, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of the Company’s common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2017, the Company issued 712 shares of common stock to non-employee directors on a current basis and 1,032 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on April 1, 2017, at a price of $20.70 per share, representing aggregate fees of $0.04 million.   The price per share was the consolidated closing bid price per share of the Company’s common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2017	2,687	$22.30	-	1,062,905
May 2017	-	-	-	1,062,905
June 2017	-	-	-	1,062,905
Total	2,687	$22.30	-	1,062,905

(1)	Represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

Date	August 4, 2017	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 4, 2017	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer