Form 10-Q
period 2017-09-30
INDEPENDENT BANK CORP /MI/
filed 2017-11-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	21,331,967
Class	Outstanding at November 2, 2017

Index
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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$31,998	$35,238
Interest bearing deposits	15,605	47,956
Cash and Cash Equivalents	47,603	83,194
Interest bearing deposits - time	3,489	5,591
Trading securities	347	410
Securities available for sale	548,865	610,616
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,543	15,543
Loans held for sale, carried at fair value	47,611	35,946
Payment plan receivables and other assets held for sale	-	33,360
Loans
Commercial	837,250	804,017
Mortgage	781,346	538,615
Installment	318,498	265,616
Total Loans	1,937,094	1,608,248
Allowance for loan losses	(21,478)	(20,234)
Net Loans	1,915,616	1,588,014
Other real estate and repossessed assets	2,150	5,004
Property and equipment, net	38,774	40,175
Bank-owned life insurance	54,286	54,033
Deferred tax assets, net	22,433	32,818
Capitalized mortgage loan servicing rights	14,675	13,671
Other intangibles	1,673	1,932
Accrued income and other assets	40,381	28,643
Total Assets	$2,753,446	$2,548,950

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$753,555	$717,472
Savings and interest-bearing checking	1,040,974	1,015,724
Reciprocal	49,078	38,657
Time	412,601	453,866
Brokered time	87,553	-
Total Deposits	2,343,761	2,225,719
Federal funds purchased	3,000	-
Other borrowings	72,849	9,433
Subordinated debentures	35,569	35,569
Other liabilities held for sale	-	718
Accrued expenses and other liabilities	30,557	28,531
Total Liabilities	2,485,736	2,299,970

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,332,317 shares at September 30, 2017 and 21,258,092 shares at December 31, 2016	324,607	323,745
Accumulated deficit	(53,240)	(65,657)
Accumulated other comprehensive loss	(3,657)	(9,108)
Total Shareholders’ Equity	267,710	248,980
Total Liabilities and Shareholders’ Equity	$2,753,446	$2,548,950

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)

Interest Income
Interest and fees on loans	$21,831	$18,597	$61,638	$55,361
Interest on securities
Taxable	2,765	2,537	8,300	7,261
Tax-exempt	512	330	1,478	860
Other investments	263	281	867	884
Total Interest Income	25,371	21,745	72,283	64,366
Interest Expense
Deposits	1,833	1,254	4,754	3,520
Other borrowings and subordinated debentures	626	493	1,659	1,455
Total Interest Expense	2,459	1,747	6,413	4,975
Net Interest Income	22,912	19,998	65,870	59,391
Provision for loan losses	582	(175)	806	(1,439)
Net Interest Income After Provision for Loan Losses	22,330	20,173	65,064	60,830
Non-interest Income
Service charges on deposit accounts	3,281	3,281	9,465	9,164
Interchange income	1,942	1,943	5,869	5,797
Net gains (losses) on assets
Mortgage loans	2,971	3,556	8,886	7,727
Securities	69	(45)	62	302
Mortgage loan servicing, net	1	858	668	(454)
Other	2,040	2,115	6,139	6,561
Total Non-interest Income	10,304	11,708	31,089	29,097
Non-interest Expense
Compensation and employee benefits	13,577	13,031	41,104	36,912
Occupancy, net	1,970	1,919	6,032	5,982
Data processing	1,796	1,971	5,670	6,008
Furniture, fixtures and equipment	961	990	2,943	2,939
Communications	685	670	2,046	2,280
Loan and collection	481	568	1,564	1,964
Advertising	526	455	1,551	1,410
Legal and professional	550	420	1,376	1,178
Interchange expense	294	276	869	809
FDIC deposit insurance	208	187	608	852
Credit card and bank service fees	105	203	432	588
Other	1,463	1,839	4,751	4,547
Total Non-interest Expense	22,616	22,529	68,946	65,469
Income Before Income Tax	10,018	9,352	27,207	24,458
Income tax expense	3,159	2,979	8,443	7,547
Net Income	$6,859	$6,373	$18,764	$16,911
Net Income Per Common Share
Basic	$0.32	$0.30	$0.88	$0.79
Diluted	$0.32	$0.30	$0.87	$0.78
Dividends Per Common Share
Declared	$0.10	$0.08	$0.30	$0.24
Paid	$0.10	$0.08	$0.30	$0.24

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(In thousands)

Net income	$6,859	$6,373	$18,764	$16,911
Other comprehensive income, before tax
Securities available for sale
Unrealized gains arising during period	20	451	7,738	4,899
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	126	(24)	211	47
Reclassification adjustments for gains included in earnings	(8)	(15)	(125)	(298)
Unrealized gains recognized in other comprehensive income on securities available for sale	138	412	7,824	4,648
Income tax expense	48	144	2,738	1,627
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	90	268	5,086	3,021
Derivative instruments
Unrealized gain arising during period	95	-	95	-
Reclassification adjustment for expense recognized in earnings	5	-	5	-
Unrealized gains recognized in other comprehensive income on derivative instruments	100	-	100	-
Income tax expense	35	-	35	-
Unrealized gains recognized in other comprehensive income on derivative instruments, net of tax	65	-	65	-
Other comprehensive income	155	268	5,151	3,021
Comprehensive income	$7,014	$6,641	$23,915	$19,932

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
	(unaudited - In thousands)
Net Income	$18,764	$16,911
Adjustments to Reconcile Net Income to Net Cash From Operating Activities Proceeds from sales of loans held for sale	313,559	222,610
Disbursements for loans held for sale	(316,338)	(225,025)
Provision for loan losses	806	(1,439)
Deferred income tax expense	7,422	7,099
Deferred loan fees	(4,588)	(1,634)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	5,079	3,831
Net gains on mortgage loans	(8,886)	(7,727)
Net gains on securities	(62)	(302)
Share based compensation	1,342	1,200
Increase in accrued income and other assets	(13,159)	(3,804)
Increase in accrued expenses and other liabilities	2,274	1,150
Total Adjustments	(12,551)	(4,041)
Net Cash From Operating Activities	6,213	12,870
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	8,834	56,451
Proceeds from maturities, prepayments and calls of securities available for sale	143,953	150,103
Purchases of securities available for sale	(84,080)	(213,839)
Proceeds from the maturity of interest bearing deposits - time	2,100	4,613
Purchase of Federal Reserve Bank stock	-	(407)
Redemption of Federal Reserve Bank stock	-	371
Net increase in portfolio loans (loans originated, net of principal payments)	(326,089)	(73,673)
Purchase of portfolio loans	-	(15,000)
Cash received from the sale of Mepco Finance Corporation assets, net	33,446	-
Proceeds from bank-owned life insurance	523	2,235
Proceeds from the collection of vehicle service contract counterparty receivables	411	4,671
Proceeds from the sale of other real estate and repossessed assets	4,111	3,854
Capital expenditures	(2,592)	(1,717)
Net Cash Used in Investing Activities	(219,383)	(82,338)
Cash Flow From Financing Activities
Net increase in total deposits	118,042	120,997
Net increase in other borrowings	3,003	5
Proceeds from Federal Home Loan Bank Advances	461,000	-
Payments of Federal Home Loan Bank Advances	(397,587)	(432)
Dividends paid	(6,400)	(5,149)
Proceeds from issuance of common stock	57	61
Repurchase of common stock	-	(16,854)
Share based compensation withholding obligation	(536)	(627)
Net Cash From Financing Activities	177,579	98,001
Net Increase (Decrease) in Cash and Cash Equivalents	(35,591)	28,533
Cash and Cash Equivalents at Beginning of Period	83,194	85,783
Cash and Cash Equivalents at End of Period	$47,603	$114,316
Cash paid during the period for
Interest	$6,240	$4,811
Income taxes	988	437
Transfers to other real estate and repossessed assets	1,389	1,791
Purchase of securities available for sale not yet settled	1,765	7,440
Sale of securities available for sale not yet settled	760	-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Nine months ended September 30,
	2017	2016
	(unaudited)
	(In thousands)

Balance at beginning of period	$248,980	$251,092
Cumulative effect of change in accounting	352	1,247
Balance at beginning of period, as adjusted	249,332	252,339
Net income	18,764	16,911
Cash dividends declared	(6,400)	(5,149)
Issuance of common stock	57	61
Share based compensation	1,342	1,200
Share based compensation withholding obligation	(536)	(627)
Repurchase of common stock	-	(16,854)
Net change in accumulated other comprehensive loss, net of related tax effect	5,151	3,021
Balance at end of period	$267,710	$250,902

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2017 and December 31, 2016, and the results of operations for the three and nine-month periods ended September 30, 2017 and 2016.  The results of operations for the three and nine-month periods ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the valuation of originated mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2016 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  This amended guidance is effective for us on January 1, 2018, and is not expected to have a material impact on our consolidated operating results or financial condition.  We expect to adopt this ASU using the modified retrospective approach.  Financial instruments for the most part and related contractual rights and obligations which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance.  In addition, for those operating revenue streams that are included in the scope of this amended guidance, based upon our review of these sources of income we do not believe they will be materially impacted by this amended guidance.

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

In February 2016, the FASB issued ASU 2016-02, “Leases  (Topic 842)”.  This ASU amends existing guidance related to the accounting for leases. These amendments, among other things, require lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. This amended guidance is effective for us on January 1, 2019 and is not expected to have a material impact on our consolidated operating results or financial condition.  Based on a review of our operating leases that we currently have in place we do not expect a material change in the recognition, measurement and presentation of lease expense or impact on cash flow.  While the primary impact will be the recognition of certain operating leases on our Condensed Consolidated Statements of Financial Condition this impact is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For securities available for sale, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We began evaluating this ASU in 2016 and have formed a committee that includes personnel from various areas of the Bank that meets regularly to discuss the implementation of the ASU.  We are currently in the process of gathering data and reviewing loss methodologies and have engaged third party resources that will assist us in the implementation of this ASU.  While we have not yet determined what the impact will be on our consolidated operating results or financial condition by the nature of the implementation of an expected loss model compared to an incurred loss approach, we would expect our allowance for loan losses (“AFLL”) to increase under this ASU.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities”.  This new ASU amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness.  This amended guidance is effective for us on January 1, 2019, and given our current level of derivatives designated as hedges is not expected to have a material impact on our consolidated operating results or financial condition.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

(2)	Represents adjustment to accumulated deficit and accumulated other comprehensive loss to reflect the adoption of ASU 2017-08.

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2017
U.S. agency	$26,455	$210	$39	$26,626
U.S. agency residential mortgage-backed	135,293	1,331	515	136,109
U.S. agency commercial mortgage-backed	10,767	84	115	10,736
Private label mortgage-backed	26,703	518	231	26,990
Other asset backed	108,128	319	108	108,339
Obligations of states and political subdivisions	176,087	1,708	619	177,176
Corporate	57,213	853	66	58,000
Trust preferred	2,928	-	128	2,800
Foreign government	2,098	-	9	2,089
Total	$545,672	$5,023	$1,830	$548,865

December 31, 2016
U.S. agency	$28,909	$159	$80	$28,988
U.S. agency residential mortgage-backed	156,053	1,173	937	156,289
U.S. agency commercial mortgage-backed	12,799	28	195	12,632
Private label mortgage-backed	35,035	216	524	34,727
Other asset backed	146,829	271	391	146,709
Obligations of states and political subdivisions	175,180	478	4,759	170,899
Corporate	56,356	223	399	56,180
Trust preferred	2,922	-	343	2,579
Foreign government	1,626	-	13	1,613
Total	$615,709	$2,548	$7,641	$610,616

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2017
U.S. agency	$4,819	$21	$4,947	$18	$9,766	$39
U.S. agency residential mortgage-backed	24,116	215	27,817	300	51,933	515
U.S. agency commercial mortgage-backed	1,815	22	3,933	93	5,748	115
Private label mortgage- backed	3,423	26	3,163	205	6,586	231
Other asset backed	12,756	18	16,298	90	29,054	108
Obligations of states and political subdivisions	42,186	447	13,787	172	55,973	619
Corporate	8,654	22	2,458	44	11,112	66
Trust preferred	-	-	2,800	128	2,800	128
Foreign government	2,089	9	-	-	2,089	9
Total	$99,858	$780	$75,203	$1,050	$175,061	$1,830

December 31, 2016
U.S. agency	$4,179	$41	$8,217	$39	$12,396	$80
U.S. agency residential mortgage-backed	62,524	732	20,857	205	83,381	937
U.S. agency commercial mortgage-backed	6,079	194	143	1	6,222	195
Private label mortgage-backed	20,545	281	1,413	243	21,958	524
Other asset backed	52,958	172	17,763	219	70,721	391
Obligations of states and political subdivisions	113,078	4,014	14,623	745	127,701	4,759
Corporate	25,546	292	2,810	107	28,356	399
Trust preferred	-	-	2,579	343	2,579	343
Foreign government	1,613	13	-	-	1,613	13
Total	$286,522	$5,739	$68,405	$1,902	$354,927	$7,641

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at September 30, 2017, we had 33 U.S. agency, 109 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at September 30, 2017, we had 11 of this type of security whose fair value is less than amortized cost.  The majority of unrealized losses are attributed to three securities purchased prior to 2016.  Two of these three securities has an impairment in excess of 10% and all three of these holdings have been impaired for more than 12 months.  The unrealized losses are largely attributable to credit spread widening on these three securities since their acquisition.

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

Other asset backed — at September 30, 2017, we had 51 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2017, we had 182 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2017, we had 11 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition.  As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at September 30, 2017, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

One of the three securities is rated by two major rating agencies as investment grade, while one (a Bank of America issuance) is rated below investment grade by two major rating agencies and the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.9 million as of September 30, 2017, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,880	$(48)	$1,800	$(123)
Unrated issues	920	(80)	779	(220)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Foreign government — at September 30, 2017, we had two foreign government securities whose fair value is less than amortized cost. The unrealized loss is primarily due to increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and nine month periods ended September 30, 2017 and 2016, respectively.

At September 30, 2017, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

As of September 30, 2017
Fair value	$1,076	$1,032	$65	$2,173
Amortized cost	937	842	-	1,779
Non-credit unrealized loss	-	-	-	-
Unrealized gain	139	190	65	394
Cumulative credit related OTTI	757	457	380	1,594

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at September 30, 2017.  The original amortized cost for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$1,844	$1,844	$1,844	$1,844
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,844	$1,844	$1,844	$1,844

The amortized cost and fair value of securities available for sale at September 30, 2017, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$27,811	$27,865
Maturing after one year but within five years	98,784	99,533
Maturing after five years but within ten years	82,590	83,671
Maturing after ten years	55,596	55,622
	264,781	266,691
U.S. agency residential mortgage-backed	135,293	136,109
U.S. agency commercial mortgage-backed	10,767	10,736
Private label mortgage-backed	26,703	26,990
Other asset backed	108,128	108,339
Total	$545,672	$548,865

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds (1)	Gains	Losses
	(In thousands)
2017	$9,594	$125	$-
2016	56,451	350	52

(1)	2017 includes $0.760 million for trades that did not settle until after September 30, 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During 2017 and 2016, our trading securities consisted of various preferred stocks.  During the nine months ended September 30, 2017 and 2016, we recognized gains (losses) on trading securities of $(0.063) million and $0.004 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  These amounts relate to trading securities still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables(1)	Subjective Allocation	Total
	(In thousands)
2017
Balance at beginning of period	$5,100	$8,145	$900	$-	$6,441	$20,586
Additions (deductions) Provision for loan losses	(97)	68	(33)	-	644	582
Recoveries credited to the allowance	340	587	285	-	-	1,212
Loans charged against the allowance	(92)	(471)	(339)	-	-	(902)
Balance at end of period	$5,251	$8,329	$813	$-	$7,085	$21,478

2016
Balance at beginning of period	$6,039	$9,956	$1,139	$52	$5,526	$22,712
Additions (deductions) Provision for loan losses	(153)	(247)	208	-	17	(175)
Recoveries credited to the allowance	474	195	236	-	-	905
Loans charged against the allowance	(365)	(561)	(473)	-	-	(1,399)
Balance at end of period	$5,995	$9,343	$1,110	$52	$5,543	$22,043

(1)	Payment plan receivables were reclassified to held for sale at December 31, 2016. See note #15.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Payment Plan Receivables(1)	Subjective Allocation	Total
	(In thousands)
2017
Balance at beginning of period	$4,880	$8,681	$1,011	$-	$5,662	$20,234
Additions (deductions) Provision for loan losses	(197)	(593)	173	-	1,423	806
Recoveries credited to the allowance	946	1,264	788	-	-	2,998
Loans charged against the allowance	(378)	(1,023)	(1,159)	-	-	(2,560)
Balance at end of period	$5,251	$8,329	$813	$-	$7,085	$21,478

2016
Balance at beginning of period	$5,670	$10,391	$1,181	$56	$5,272	$22,570
Additions (deductions) Provision for loan losses	(1,220)	(885)	399	(4)	271	(1,439)
Recoveries credited to the allowance	1,944	871	808	-	-	3,623
Loans charged against the allowance	(399)	(1,034)	(1,278)	-	-	(2,711)
Balance at end of period	$5,995	$9,343	$1,110	$52	$5,543	$22,043

(1)	Payment plan receivables were reclassified to held for sale at December 31, 2016. See note #15.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
September 30, 2017
Allowance for loan losses
Individually evaluated for impairment	$967	$5,823	$271	$-	$7,061
Collectively evaluated for impairment	4,284	2,506	542	7,085	14,417
Total ending allowance balance	$5,251	$8,329	$813	$7,085	$21,478

Loans
Individually evaluated for impairment	$10,257	$54,322	$4,215		$68,794
Collectively evaluated for impairment	829,073	730,050	315,146		1,874,269
Total loans recorded investment	839,330	784,372	319,361		1,943,063
Accrued interest included in recorded investment	2,080	3,026	863		5,969
Total loans	$837,250	$781,346	$318,498		$1,937,094

December 31, 2016
Allowance for loan losses
Individually evaluated for impairment	$2,244	$6,579	$329	$-	$9,152
Collectively evaluated for impairment	2,636	2,102	682	5,662	11,082
Total ending allowance balance	$4,880	$8,681	$1,011	$5,662	$20,234

Loans
Individually evaluated for impairment	$15,767	$59,151	$4,913		$79,831
Collectively evaluated for impairment	790,228	481,828	261,474		1,533,530
Total loans recorded investment	805,995	540,979	266,387		1,613,361
Accrued interest included in recorded investment	1,978	2,364	771		5,113
Total loans	$804,017	$538,615	$265,616		$1,608,248

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2017
Commercial
Income producing - real estate	$-	$72	$72
Land, land development and construction - real estate	-	10	10
Commercial and industrial	-	706	706
Mortgage
1-4 family	-	5,207	5,207
Resort lending	-	1,411	1,411
Home equity - 1st lien	-	258	258
Home equity - 2nd lien	-	221	221
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	97	97
Home equity - 2nd lien	-	224	224
Boat lending	-	69	69
Recreational vehicle lending	-	25	25
Other	-	110	110
Total recorded investment	$-	$8,410	$8,410
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2016
Commercial
Income producing - real estate	$-	$628	$628
Land, land development and construction - real estate	-	105	105
Commercial and industrial	-	4,430	4,430
Mortgage
1-4 family	-	5,248	5,248
Resort lending	-	1,507	1,507
Home equity - 1st lien	-	222	222
Home equity - 2nd lien	-	317	317
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	266	266
Home equity - 2nd lien	-	289	289
Boat lending	-	219	219
Recreational vehicle lending	-	21	21
Other	-	112	112
Total recorded investment	$-	$13,364	$13,364
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2017
Commercial
Income producing - real estate	$425	$-	$30	$455	$271,747	$272,202
Land, land development and construction - real estate	10	-	-	10	67,793	67,803
Commercial and industrial	120	149	65	334	498,991	499,325
Mortgage
1-4 family	1,929	919	5,207	8,055	553,928	561,983
Resort lending	363	135	1,411	1,909	91,370	93,279
Home equity - 1st lien	460	-	258	718	35,826	36,544
Home equity - 2nd lien	597	195	221	1,013	56,677	57,690
Purchased loans	3	1	-	4	34,872	34,876
Installment
Home equity - 1st lien	115	86	97	298	9,925	10,223
Home equity - 2nd lien	161	23	224	408	10,103	10,511
Boat lending	112	69	69	250	131,153	131,403
Recreational vehicle lending	52	4	25	81	93,687	93,768
Other	108	50	110	268	73,188	73,456
Total recorded investment	$4,455	$1,631	$7,717	$13,803	$1,929,260	$1,943,063
Accrued interest included in recorded investment	$53	$24	$-	$77	$5,892	$5,969

December 31, 2016
Commercial
Income producing - real estate	$-	$-	$383	$383	$287,255	$287,638
Land, land development and construction - real estate	74	-	31	105	51,670	51,775
Commercial and industrial	100	1,385	66	1,551	465,031	466,582
Mortgage
1-4 family	2,361	869	5,248	8,478	306,063	314,541
Resort lending	-	-	1,507	1,507	101,541	103,048
Home equity - 1st lien	149	-	222	371	28,645	29,016
Home equity - 2nd lien	470	218	317	1,005	54,232	55,237
Purchased loans	13	2	-	15	39,122	39,137
Installment
Home equity - 1st lien	311	48	266	625	12,025	12,650
Home equity - 2nd lien	238	41	289	568	13,390	13,958
Boat lending	184	33	219	436	102,489	102,925
Recreational vehicle lending	68	33	21	122	74,413	74,535
Other	289	30	112	431	61,888	62,319
Total recorded investment	$4,257	$2,659	$8,681	$15,597	$1,597,764	$1,613,361
Accrued interest included in recorded investment	$45	$19	$-	$64	$5,049	$5,113

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	September 30, 2017	December 31, 2016
Impaired loans with no allocated allowance	(In thousands)
TDR	$349	$1,782
Non - TDR	186	1,107
Impaired loans with an allocated allowance
TDR - allowance based on collateral	2,320	3,527
TDR - allowance based on present value cash flow	65,449	72,613
Non - TDR - allowance based on collateral	202	491
Total impaired loans	$68,506	$79,520

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$641	$1,868
TDR - allowance based on present value cash flow	6,329	7,146
Non - TDR - allowance based on collateral	91	138
Total amount of allowance for loan losses allocated	$7,061	$9,152

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$517	$768	$-
Land, land development & construction-real estate	-	-	-	31	709	-
Commercial and industrial	535	557	-	2,341	3,261	-
Mortgage
1-4 family	2	472	-	2	387	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	1	71	-	-	66	-
Home equity - 2nd lien	-	-	-	-	-	-
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	-	-	-	-	-
	538	1,100	-	2,891	5,191	-
With an allowance recorded:
Commercial
Income producing - real estate	6,975	7,121	482	7,737	7,880	554
Land, land development & construction-real estate	169	197	10	239	244	36
Commercial and industrial	2,578	2,612	475	4,902	5,246	1,654
Mortgage
1-4 family	37,872	39,393	3,517	41,701	43,479	4,100
Resort lending	16,098	16,169	2,264	16,898	16,931	2,453
Home equity - 1st lien	171	238	30	235	242	10
Home equity - 2nd lien	179	213	12	315	398	16
Installment
Home equity - 1st lien	1,791	1,921	85	1,994	2,117	118
Home equity - 2nd lien	1,969	1,994	161	2,415	2,443	182
Boat lending	1	6	1	1	6	-
Recreational vehicle lending	93	93	5	109	108	6
Other	360	377	19	394	426	23
	68,256	70,334	7,061	76,940	79,520	9,152
Total
Commercial
Income producing - real estate	6,975	7,121	482	8,254	8,648	554
Land, land development & construction-real estate	169	197	10	270	953	36
Commercial and industrial	3,113	3,169	475	7,243	8,507	1,654
Mortgage
1-4 family	37,874	39,865	3,517	41,703	43,866	4,100
Resort lending	16,098	16,169	2,264	16,898	16,931	2,453
Home equity - 1st lien	171	238	30	235	242	10
Home equity - 2nd lien	179	213	12	315	398	16
Installment
Home equity - 1st lien	1,792	1,992	85	1,994	2,183	118
Home equity - 2nd lien	1,969	1,994	161	2,415	2,443	182
Boat lending	1	6	1	1	6	-
Recreational vehicle lending	93	93	5	109	108	6
Other	360	377	19	394	426	23
Total	$68,794	$71,434	$7,061	$79,831	$84,711	$9,152

Accrued interest included in recorded investment	$288			$311

(1)	There were no impaired purchased mortgage loans at September 30, 2017 or December 31, 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows (1):
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	(In thousands)
Commercial
Income producing - real estate	$-	$-	$551	$-
Land, land development & construction-real estate	-	-	133	-
Commercial and industrial	445	8	-	-
Mortgage
1-4 family	127	7	12	3
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	1	-	3
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	-
	573	17	696	6
With an allowance recorded
Commercial
Income producing - real estate	7,311	91	8,000	111
Land, land development & construction-real estate	171	2	1,117	3
Commercial and industrial	2,878	26	7,145	69
Mortgage
1-4 family	38,533	462	44,256	470
Resort lending	16,175	153	17,372	161
Home equity - 1st lien	201	1	241	2
Home equity - 2nd lien	180	2	280	6
Installment
Home equity - 1st lien	1,808	40	2,140	34
Home equity - 2nd lien	2,058	26	2,585	37
Boat lending	1	-	2	-
Recreational vehicle lending	98	1	114	2
Other	361	6	424	7
	69,775	810	83,676	902
Total
Commercial
Income producing - real estate	7,311	91	8,551	111
Land, land development & construction-real estate	171	2	1,250	3
Commercial and industrial	3,323	34	7,145	69
Mortgage
1-4 family	38,660	469	44,268	473
Resort lending	16,175	153	17,372	161
Home equity - 1st lien	201	1	241	2
Home equity - 2nd lien	180	2	280	6
Installment
Home equity - 1st lien	1,809	41	2,140	37
Home equity - 2nd lien	2,058	26	2,585	37
Boat lending	1	-	2	-
Recreational vehicle lending	98	1	114	2
Other	361	7	424	7
Total	$70,348	$827	$84,372	$908

(1)	There were no impaired purchased mortgage loans during the three month periods ended September 30, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

 Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows (1):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$222	$-	$632	$2
Land, land development & construction-real estate	8	-	405	7
Commercial and industrial	808	16	616	21
Mortgage
1-4 family	64	16	12	9
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	4	-	4
Home equity - 2nd lien	-	-	4	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	-
	1,103	37	1,669	43
With an allowance recorded:
Commercial
Income producing - real estate	7,525	300	8,153	318
Land, land development & construction-real estate	187	6	1,352	29
Commercial and industrial	3,488	98	5,929	151
Mortgage
1-4 family	39,716	1,420	45,728	1,447
Resort lending	16,485	464	17,705	480
Home equity - 1st lien	218	5	223	6
Home equity - 2nd lien	217	5	231	11
Installment
Home equity - 1st lien	1,874	107	2,233	118
Home equity - 2nd lien	2,210	96	2,723	122
Boat lending	1	-	2	-
Recreational vehicle lending	103	4	117	5
Other	373	19	443	23
	72,397	2,524	84,839	2,710
Total
Commercial
Income producing - real estate	7,747	300	8,785	320
Land, land development & construction-real estate	195	6	1,757	36
Commercial and industrial	4,296	114	6,545	172
Mortgage
1-4 family	39,780	1,436	45,740	1,456
Resort lending	16,485	464	17,705	480
Home equity - 1st lien	218	5	223	6
Home equity - 2nd lien	217	5	231	11
Installment
Home equity - 1st lien	1,875	111	2,233	122
Home equity - 2nd lien	2,210	96	2,727	122
Boat lending	1	-	2	-
Recreational vehicle lending	103	4	117	5
Other	373	20	443	23
Total	$73,500	$2,561	$86,508	$2,753

(1)	There were no impaired purchased mortgage loans during the nine month periods ended September 30, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

Troubled debt restructurings follow:

	September 30, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$9,431	$53,755		$63,186
Non-performing TDRs(2)	401	4,531	(3)	4,932
Total	$9,832	$58,286		$68,118

	December 31, 2016
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$10,560	$59,726		$70,286
Non-performing TDRs(2)	3,565	4,071	(3)	7,636
Total	$14,125	$63,797		$77,922

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $7.0 million and $9.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	-	-	-
Mortgage
1-4 family	1	93	95
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	2	51	50
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	10	10
Total	4	$154	$155

2016
Commercial
Income producing - real estate	2	$180	$180
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	175	158
Mortgage
1-4 family	2	204	207
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	2	77	78
Installment
Home equity - 1st lien	2	82	85
Home equity - 2nd lien	1	7	7
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	34	34
Total	12	$759	$749

(1)	There were no purchased mortgage loans classified as troubled debt restructurings during the three month periods ended September 30, 2017 and 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	12	786	786
Mortgage
1-4 family	3	142	144
Resort lending	1	189	189
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	34	37
Home equity - 2nd lien	7	300	301
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	10	10
Total	26	$1,461	$1,467

2016
Commercial
Income producing - real estate	4	$290	$290
Land, land development & construction-real estate	-	-	-
Commercial and industrial	6	1,933	1,916
Mortgage
1-4 family	5	396	470
Resort lending	1	116	117
Home equity - 1st lien	1	107	78
Home equity - 2nd lien	2	77	78
Installment
Home equity - 1st lien	6	141	145
Home equity - 2nd lien	5	133	136
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	46	46
Total	32	$3,239	$3,276

(1)	There were no purchased mortgage loans classified as troubled debt restructurings during the nine month periods ended September 30, 2017 and 2016, respectively.

The troubled debt restructurings described above for 2017 increased the allowance for loan losses by $0.02 million and resulted in zero charge offs during the three months ended September 30, 2017, and increased the allowance by $0.08 million and resulted in zero charge offs during the nine months ended September 30, 2017.

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

Six commercial and industrial loans with a recorded balance of $0.16 million that have been classified as troubled debt restructurings during the past twelve months subsequently defaulted during the three and nine month periods ended September 30, 2017.  These subsequent defaults resulted in an increase in the allowance of $0.02 million and $0.04 million during the three and nine month periods ended September 30, 2017, respectively and resulted in charge-offs of $0.05 million during both the three and nine month periods ended September 30, 2017.  There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and nine months ended September 30, 2017 for any other loan class.

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and nine months ended September 30, 2016.

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

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
September 30, 2017
Income producing - real estate	$268,781	$3,037	$312	$72	$272,202
Land, land development and construction - real estate	67,730	63	-	10	67,803
Commercial and industrial	474,022	22,217	2,380	706	499,325
Total	$810,533	$25,317	$2,692	$788	$839,330
Accrued interest included in total	$1,991	$80	$9	$-	$2,080

December 31, 2016
Income producing - real estate	$282,886	$3,787	$337	$628	$287,638
Land, land development andconstruction - real estate	51,603	67	-	105	51,775
Commercial and industrial	449,365	9,788	2,998	4,431	466,582
Total	$783,854	$13,642	$3,335	$5,164	$805,995
Accrued interest included in total	$1,915	$52	$11	$-	$1,978

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans	Total
	(In thousands)
September 30, 2017
800 and above	$62,145	$11,336	$8,491	$8,896	$7,790	$98,658
750-799	227,676	33,287	15,619	21,092	18,559	316,233
700-749	130,480	25,629	6,583	13,819	7,978	184,489
650-699	77,357	12,441	3,304	7,970	429	101,501
600-649	26,947	4,648	1,090	2,439	-	35,124
550-599	15,547	2,777	365	1,507	-	20,196
500-549	8,766	1,404	540	1,319	-	12,029
Under 500	3,692	89	253	169	-	4,203
Unknown	9,373	1,668	299	479	120	11,939
Total	$561,983	$93,279	$36,544	$57,690	$34,876	$784,372
Accrued interest included in total	$2,134	$374	$165	$260	$93	$3,026

December 31, 2016
800 and above	$36,534	$10,484	$6,048	$8,392	$8,462	$69,920
750-799	102,382	41,999	10,006	20,113	20,984	195,484
700-749	69,337	24,727	5,706	12,360	9,115	121,245
650-699	50,621	13,798	4,106	8,167	437	77,129
600-649	25,270	5,769	1,674	3,067	-	35,780
550-599	13,747	3,030	455	1,699	-	18,931
500-549	9,215	1,438	486	981	-	12,120
Under 500	5,145	92	255	279	-	5,771
Unknown	2,290	1,711	280	179	139	4,599
Total	$314,541	$103,048	$29,016	$55,237	$39,137	$540,979
Accrued interest included in total	$1,466	$450	$111	$226	$111	$2,364

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
September 30, 2017
800 and above	$1,085	$869	$26,168	$26,312	$10,655	$65,089
750-799	1,938	2,721	67,402	48,183	26,546	146,790
700-749	1,601	2,236	25,945	14,261	16,433	60,476
650-699	2,193	1,864	9,164	3,627	8,990	25,838
600-649	1,429	1,429	1,730	838	2,334	7,760
550-599	1,252	919	468	244	894	3,777
500-549	616	398	243	125	434	1,816
Under 500	92	56	64	11	130	353
Unknown	17	19	219	167	7,040	7,462
Total	$10,223	$10,511	$131,403	$93,768	$73,456	$319,361
Accrued interest included in total	$42	$44	$322	$236	$219	$863

December 31, 2016
800 and above	$1,354	$1,626	$21,422	$23,034	$8,911	$56,347
750-799	2,478	3,334	50,508	35,827	21,918	114,065
700-749	1,920	2,686	20,045	11,049	13,183	48,883
650-699	2,852	2,541	7,559	3,205	8,913	25,070
600-649	1,691	1,775	1,846	821	2,269	8,402
550-599	1,231	1,063	882	280	833	4,289
500-549	981	692	440	189	511	2,813
Under 500	114	220	73	16	211	634
Unknown	29	21	150	114	5,570	5,884
Total	$12,650	$13,958	$102,925	$74,535	$62,319	$266,387
Accrued interest included in total	$54	$59	$264	$203	$191	$771

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.7 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $1.2 million and $1.0 million at  September 30, 2017 and December 31, 2016, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    Shareholders’ Equity and Earnings Per Common Share

On January 23, 2017, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2017.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  We did not repurchase any shares of common stock during the nine months ended September 30, 2017.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net income	$6,859	$6,373	$18,764	$16,911

Weighted average shares outstanding (1)	21,334	21,232	21,325	21,421
Effect of stock options	138	149	144	150
Stock units for deferred compensation plan for non-employee directors	121	116	120	115
Performance share units	59	52	57	42
Restricted stock units	-	-	-	46
Weighted average shares outstanding for calculation of diluted earnings per share	21,652	21,549	21,646	21,774

Net income per common share
Basic (1)	$0.32	$0.30	$0.88	$0.79
Diluted	$0.32	$0.30	$0.87	$0.78

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per share because they were anti-dilutive were zero for both the three and nine month periods ended September 30, 2017, and totaled 0.03 million for both the three and nine month periods ended September 30, 2016.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2017
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Cash flow hedge - pay-fixed interest rate swap agreement	$15,000	3.9	$105

No hedge designation
Rate-lock mortgage loan commitments	$36,580	0.1	$769
Mandatory commitments to sell mortgage loans	74,750	0.1	26
Pay-fixed interest rate swap agreements	52,586	7.1	52
Pay-variable interest rate swap agreements	52,586	7.1	(52)
Purchased options	3,119	3.8	277
Written options	3,119	3.8	(277)
Total	$222,740	3.5	$795

	December 31, 2016
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
No hedge designation
Rate-lock mortgage loan commitments	$26,658	0.1	$646
Mandatory commitments to sell mortgage loans	61,954	0.1	630
Pay-fixed interest rate swap agreements	46,121	8.6	249
Pay-variable interest rate swap agreements	46,121	8.6	(249)
Purchased options	3,119	4.5	238
Written options	3,119	4.5	(238)
Total	$187,092	4.4	$1,276

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  The Cash Flow Hedge is a pay-fixed interest-rate swap that converts variable-rate cash flows on debt obligations to fixed-rates.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.03 million, of unrealized losses on Cash Flow Hedges at September 30, 2017 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized in interest expense.  The maximum term of the Cash Flow Hedge at September 30, 2017 is 3.9 years.

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

We have a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons.  We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party.  The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the interest rate swap agreements in the table above with no hedge designation relate to this program.

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fair Values of Derivative Instruments

Asset Derivatives		Liability Derivatives
September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$105	Other assets	$-	Other liabilities	$-	Other liabilities	$-
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	769	Other assets	646	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	26	Other assets	630	Other liabilities	-	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	424	Other assets	493	Other liabilities	372	Other liabilities	244
Pay-variable interest rate swap agreements	Other assets	372	Other assets	244	Other liabilities	424	Other liabilities	493
Purchased options	Other assets	277	Other assets	238	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	277	Other liabilities	238
Total		1,868		2,251		1,073		975
Total derivatives		$1,973		$2,251		$1,073		$975

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2017	2016	Portion)	2017	2016	in Income (1)	2017	2016
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$95	$-	Interest expense	$(5)	$-		$5	$-
Total	$95	$-		$(5)	$-		$5	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on on mortage loans	$(313)	$264
Mandatory commitments to sell mortgage loans						Net gains on on mortage loans	2	94
Pay-fixed interest rate swap agreements						Interest income	52	196
Pay-variable interest rate swap agreements						Interest income	(52)	(196)
Purchased options						Interest expense	5	13
Written options						Interest expense	(5)	(13)
Total							$(311)	$358

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
	Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (1)	Gain (Loss) Recognized in Income (1)
	2017	2016	Portion)	2017	2016		2017	2016
	(In thousands)
Cash Flow Hedges
Pay-fixed interest rate swap agreements	$95	$-	Interest expense	$(5)	$-		$5	$-
Total	$95	$-		$(5)	$-		$5	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on on mortage loans	$123	$613
Mandatory commitments to sell mortgage loans						Net gains on on mortage loans	(604)	(352)
Pay-fixed interest rate swap agreements						Interest income	(197)	(1,512)
Pay-variable interest rate swap agreements						Interest income	197	1,512
Purchased options						Interest expense	39	94
Written options						Interest expense	(39)	(94)
Total							$(481)	$261

(1) For cash flow hedges, this location and amount refers to the ineffective portion.

7.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$4,445	$6,118	$4,186

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization of other intangibles has been estimated through 2022 in the following table.

(In thousands)

Three months ending December 31, 2017	$87
2018	346
2019	346
2020	346
2021	346
2022	202
Total	$1,673

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of September 30, 2017.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2017. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the three month periods ended March 31, 2017 and 2016, pursuant to our long-term incentive plan, we granted 0.05 million and 0.07 million shares of restricted stock, respectively and 0.02 million and 0.03 million performance stock units (“PSU”), respectively to certain officers.  The shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers. No long term incentive grants were made during the second or third quarters of 2017 or 2016.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.006 million shares during each nine month period ended September 30, of 2017 and 2016 and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.2 million during the three and nine month periods ended September 30, 2017, respectively, and was $0.3 million and $1.1 million during the same periods in 2016, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2017, respectively and $0.1 million and $0.4 million for the same periods in 2016. Total expense recognized for non-employee director share based payments was $0.05 million and $0.12 million during the three and nine month periods ended September 30, 2017, respectively, and was $0.03 million and $0.09 million during the same periods in 2016, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and nine month periods ended September 30, 2017, respectively and $0.01 million and $0.03 million during the same periods in 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At September 30, 2017, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.3 million.  The weighted-average period over which this amount will be recognized is 2.2 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2017	211,018	$5.05
Granted	-
Exercised	(28,963)	4.03
Forfeited	-
Expired	-
Outstanding at September 30, 2017	182,055	$5.21	4.4	$3,175

Vested and expected to vest at September 30, 2017	182,055	$5.21	4.4	$3,175
Exercisable at September 30, 2017	182,055	$5.21	4.4	$3,175

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	296,422	$14.52
Granted	68,473	21.07
Vested	(63,799)	14.91
Forfeited	(8,510)	15.59
Outstanding at September 30, 2017	292,586	$15.88

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Intrinsic value	$39	$9	$513	$186
Cash proceeds received	$18	$5	$117	$64
Tax benefit realized	$14	$3	$180	$65

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Income Tax

Income tax expense was $3.2 million and $3.0 million during the three month periods ended September 30, 2017 and 2016, respectively and $8.4 million and $7.5 million during the nine months ended September 30, 2017 and 2016, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both September 30, 2017 and 2016, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

We had maintained a valuation allowance against our deferred tax assets of approximately $1.1 million at December 31, 2016. This valuation allowance on our deferred tax assets related to state income taxes at Mepco.  In this instance, we determined that the future realization of these particular deferred tax assets was not more likely than not.  That conclusion was based on the pending sale of Mepco’s payment plan business.  After accounting for the May 2017 sale of our payment plan business, all that remained of these deferred tax assets were loss carryforwards that we wrote off against the related valuation allowance during the second quarter of 2017 as we will no longer be doing business in those states.

At both September 30, 2017 and December 31, 2016, we had approximately $0.8 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2017.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2017, the Bank had positive undivided profits of $13.0 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2017 and December 31, 2016, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2017
Total capital to risk-weighted assets
Consolidated	$307,278	15.14%	$162,315	8.00%	NA	NA
Independent Bank	281,228	13.87	162,210	8.00	$202,763	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$284,818	14.04%	$121,737	6.00%	NA	NA
Independent Bank	258,768	12.76	121,658	6.00	$162,210	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$253,101	12.47%	$91,302	4.50%	NA	NA
Independent Bank	258,768	12.76	91,243	4.50	$131,796	6.50%

Tier 1 capital to average assets
Consolidated	$284,818	10.63%	$107,154	4.00%	NA	NA
Independent Bank	258,768	9.67	107,022	4.00	$133,778	5.00%

December 31, 2016
Total capital to risk-weighted assets
Consolidated	$286,289	15.86%	$144,413	8.00%	NA	NA
Independent Bank	270,855	15.02	144,223	8.00	$180,279	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$265,405	14.70%	$108,309	6.00%	NA	NA
Independent Bank	249,971	13.87	108,167	6.00	$144,223	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$238,996	13.24%	$81,232	4.50%	NA	NA
Independent Bank	249,971	13.87	81,126	4.50	$117,181	6.50%

Tier 1 capital to average assets
Consolidated	$265,405	10.50%	$101,112	4.00%	NA	NA
Independent Bank	249,971	9.90	101,019	4.00	$126,274	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In thousands)
Total shareholders' equity	$267,710	$248,980	$267,406	$258,814
Add (deduct)
Accumulated other comprehensive (gain) loss for regulatory purposes	(2,140)	3,310	(2,140)	3,310
Intangible assets	(1,338)	(1,159)	(1,338)	(1,159)
Disallowed deferred tax assets	(11,131)	(12,135)	(5,160)	(10,994)
Common equity tier 1 capital	253,101	238,996	258,768	249,971
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	(2,783)	(8,091)	-	-
Tier 1 capital	284,818	265,405	258,768	249,971
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	22,460	20,884	22,460	20,884
Total risk-based capital	$307,278	$286,289	$281,228	$270,855

11.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017 and December 31, 2016, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
September 30, 2017:
Measured at Fair Value on a Recurring Basis
Assets
Trading securities	$347	$347	$-	$-
Securities available for sale
U.S. agency	26,626	-	26,626	-
U.S. agency residential mortgage-backed	136,109	-	136,109	-
U.S. agency commercial mortgage-backed	10,736	-	10,736	-
Private label mortgage-backed	26,990	-	26,990	-
Other asset backed	108,339	-	108,339	-
Obligations of states and political subdivisions	177,176	-	177,176	-
Corporate	58,000	-	58,000	-
Trust preferred	2,800	-	2,800	-
Foreign government	2,089	-	2,089	-
Loans held for sale	47,611	-	47,611	-
Capitalized mortgage loan servicing rights	14,675	-	-	14,675
Derivatives (1)	1,973	-	1,973	-
Liabilities
Derivatives (2)	1,073	-	1,073	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	185	-	-	185
Land, land development & construction-real estate	11	-	-	11
Commercial and industrial	878	-	-	878
Mortgage 1-4 family	509	-	-	509
Resort lending	207	-	-	207
Other real estate (4)
Mortgage 1-4 family	44	-	-	44
Resort lending	5	-	-	5

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Fair Value Measurements Using
	Fair Value Measure-ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un-observable Inputs (Level 3)
	(In thousands)
December 31, 2016:
Measured at Fair Value on a Recurring Basis
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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at
	Fair Value Pursuant to Election of the Fair Value Option
	2017				2016
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current	Net Gains (Losses) on Assets		Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings	Securities	Mortgage Loans	Period Earnings
	(In thousands)
Trading securities	$(63)	$-	$-	$(63)	$4	$-	$4
Loans held for sale	-	713	-	713	-	612	612
Capitalized mortgage loan servicing rights	-	-	(2,585)	(2,585)	-	-	-

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2017 and 2016 relating to assets measured at fair value on a non-recurring basis:
•
Capitalized mortgage loan servicing rights, whose individual strata are measured at fair value, had a carrying amount of $8.2 million, which is net of a valuation allowance of $2.3 million, at December 31, 2016.   A recovery (charge) of $0.6 million and $(1.5) million was included in our results of operations for the three and nine month periods ending September 30, 2016.

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $2.5 million, with a valuation allowance of $0.7 million at September 30, 2017, and had a carrying amount of $4.0 million, with a valuation allowance of $2.0 million at December 31, 2016.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.3 million and $0.1 million for the three month periods ending September 30, 2017 and 2016, respectively, and a net expense of $0.5 million and $0.3 million for the nine month periods ending September 30, 2017 and 2016, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.05 million which is net of a valuation allowance of $0.08 million at September 30, 2017, and a carrying amount of $3.2 million, which is net of a valuation allowance of $0.8 million, at December 31, 2016. An additional charge relating to other real estate measured at fair value of $0.03 million and $0.04 million was included in our results of operations during the three and nine month periods ended September 30, 2017, respectively and $0.37 million and $0.41 million during the same periods in 2016.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Beginning balance	$14,515	$-	$-	$-
Change in accounting	-	-	14,213	-
Beginning balance, as adjusted	14,515	-	14,213	-
Total losses realized and unrealized:
Included in results of operations	(1,090)	-	(2,585)	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	1,250	-	3,047	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$14,675	$-	$14,675	$-

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(1,090)	$-	$(2,585)	$-

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
September 30, 2017
Capitalized mortgage loan servicing rights	$14,675	Present value of net	Discount rate	10.10%
		servicing revenue	Cost to service	$81
			Ancillary income	23
			Float rate	2.00%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(In thousands)
September 30, 2017
Impaired loans

Commercial	$1,074	Sales comparison approach	Adjustment for differences between comparable sales	(2.3)%

Mortgage	716	Sales comparison approach	Adjustment for differences between comparable sales	0.3
Other real estate
Mortgage	49	Sales comparison approach	Adjustment for differences between comparable sales	5.8

December 31, 2016
Capitalized mortgage loan servicing rights	$8,163	Present value of net servicing revenue	Discount rate	10.07%
			Cost to service	$83
			Ancillary income	24
			Float rate	1.97%

Impaired loans
Commercial (1)	1,446	Sales comparison approach	Adjustment for differences between comparable sales	(1.5)%
Mortgage	361	Sales comparison approach	Adjustment for differences between comparable sales	(4.7)
Other real estate
Commercial	176	Sales comparison approach	Adjustment for differences between comparable sales	(22.5)

Mortgage	231	Sales comparison approach	Adjustment for differences between comparable sales	(5.1)

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

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2017	$47,611	$1,150	$46,461
December 31, 2016	35,946	437	35,509

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Fair Values of Financial Instruments

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

Federal funds purchased:  The recorded book balance of federal funds purchased, which mature in one day, approximates fair value and is classified as Level 2.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2017
Assets
Cash and due from banks	$31,998	$31,998	$31,998	$-	$-
Interest bearing deposits	15,605	15,605	15,605	-	-
Interest bearing deposits - time	3,489	3,493	-	3,493	-
Trading securities	347	347	347	-	-
Securities available for sale	548,865	548,865	-	548,865	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale	1,963,227	1,909,662	-	47,611	1,862,051
Accrued interest receivable	8,740	8,740	-	2,850	5,890
Derivative financial instruments	1,973	1,973	-	1,973	-

Liabilities
Deposits with no stated maturity (1)	$1,808,071	$1,808,071	$1,808,071	$-	$-
Deposits with stated maturity (1)	535,690	533,045	-	533,045	-
Federal funds purchased	3,000	3,000	-	3,000	-
Other borrowings	72,849	73,405	-	73,405	-
Subordinated debentures	35,569	28,634	-	28,634	-
Accrued interest payable	1,105	1,105	40	1,065	-
Derivative financial instruments	1,073	1,073	-	1,073	-

December 31, 2016
Assets
Cash and due from banks	$35,238	$35,238	$35,238	$-	$-
Interest bearing deposits	47,956	47,956	47,956	-	-
Interest bearing deposits - time	5,591	5,611	-	5,611	-
Trading securities	410	410	410	-	-
Securities available for sale	610,616	610,616	-	610,616	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale (2)	1,655,335	1,629,587	-	67,321	1,562,266
Accrued interest receivable	7,316	7,316	5	2,364	4,947
Derivative financial instruments	2,251	2,251	-	2,251	-

Liabilities
Deposits with no stated maturity (1)	$1,740,601	$1,740,601	$1,740,601	$-	$-
Deposits with stated maturity (1)	485,118	483,469	-	483,469	-
Other borrowings	9,433	10,371	-	10,371	-
Subordinated debentures	35,569	25,017	-	25,017	-
Accrued interest payable	932	932	21	911	-
Derivative financial instruments	975	975	-	975	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $13.5 million and $7.4 million at September 30, 2017 and December 31, 2016, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $35.5 million and $31.3 million September 30, 2017 and December 31, 2016, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with the sale of Mepco (see note #15), we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to these indemnification requirements in our September 30, 2017 Condensed Consolidated Statement of Financial Condition because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims. As of September 30, 2017 these receivables balances had declined to $22.5 million and to date the purchaser has made no claims for indemnification.

The provision for loss reimbursement on sold loans was an expense of $0.02 million and $0.07 million in the third quarter and first nine months of 2017, respectively, compared to an expense of $0.05 million and $0.03 million in the third quarter and first nine months of 2016, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.6 million at both September 30, 2017 and December 31, 2016, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains on Cash Flow Hedges	Total
		(In thousands)
For the three months ended September 30,
2017
Balances at beginning of period	$1,986	$(5,798)	$-	$(3,812)
Other comprehensive income before reclassifications	95	-	62	157
Amounts reclassified from AOCL	(5)	-	3	(2)
Net current period other comprehensive income	90	-	65	155
Balances at end of period	$2,076	$(5,798)	$65	$(3,657)

2016
Balances at beginning of period	$2,515	$(5,798)	$-	$(3,283)
Other comprehensive income before reclassifications	278	-	-	278
Amounts reclassified from AOCL	(10)	-	-	(10)
Net current period other comprehensive income	268	-	-	268
Balances at end of period	$2,783	$(5,798)	$-	$(3,015)

For the Nine months ended September 30,
2017
Balances at beginning of period	$(3,310)	$(5,798)	$-	$(9,108)
Cumulative effect of change in accounting	300	-	-	300
Balances at beginning of period, as adjusted	(3,010)	(5,798)	-	(8,808)
Other comprehensive income before reclassifications	5,167	-	62	5,229
Amounts reclassified from AOCL	(81)	-	3	(78)
Net current period other comprehensive income	5,086	-	65	5,151
Balances at end of period	$2,076	$(5,798)	$65	$(3,657)

2016
Balances at beginning of period	$(238)	$(5,798)	$-	$(6,036)
Other comprehensive income before reclassifications	3,215	-	-	3,215
Amounts reclassified from AOCL	(194)	-	-	(194)
Net current period other comprehensive income	3,021	-	-	3,021
Balances at end of period	$2,783	$(5,798)	$-	$(3,015)

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

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

	Amount Reclassified From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2017
Unrealized gains on securities available for sale
	$8	Net gains on securities
	-	Net impairment loss recognized in earnings
	8	Total reclassifications before tax
	3	Income tax expense
	$5	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(5)	Interest expense
	(2)	Income tax expense
	$(3)	Reclassification, net of tax

	$2	Total reclassifications for the period, net of tax

2016
Unrealized gains on securities available for sale
	$15	Net gains on securities
	-	Net impairment loss recognized in earnings
	15	Total reclassifications before tax
	5	Income tax expense
	$10	Reclassifications, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

	Amount Reclassified From	Affected Line Item in Condensed
AOCL Component	AOCL	Consolidated Statements of Operations
(In thousands)
2017
Unrealized gains on securities available for sale
	$125	Net gains on securities
	-	Net impairment loss recognized in earnings
	125	Total reclassifications before tax
	44	Income tax expense
	$81	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(5)	Interest expense
	(2)	Income tax expense
	$(3)	Reclassification, net of tax

	$78	Total reclassifications for the period, net of tax

2016
Unrealized gains on securities available for sale
	$298	Net gains on securities
	-	Net impairment loss recognized in earnings
	298	Total reclassifications before tax
	104	Income tax expense
	$194	Reclassifications, net of tax

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets sold and liabilities assumed were as follows:

	May 1, 2017	December 31, 2016
	(In thousands)
Assets sold
Payment plan receivables	$33,128	$30,582
Commerical loans	525	794
Other assets	1,765	1,984
Total assets	$35,418	$33,360

Liabilities assumed	$1,972	$718

These assets and liabilities were categorized as “held for sale” in our December 31, 2016 Condensed Consolidated Statement of Financial Condition.  These assets and corresponding liabilities held for sale were carried at the lower of cost or fair value on an aggregate basis.  Fair value adjustments, if any, were recorded in current earnings.

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

Regulation. On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in ratably over a four-year period that began in 2016.  In 2017, 1.25% is being added to the minimum ratio for adequately capitalized institutions.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer (now 5.75% in 2017).  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital. As of September 30, 2017 and December 31, 2016 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the third quarter and first nine months of 2017 as compared to 2016.

Results of Operations

Summary.  We recorded net income of $6.9 million and $6.4 million, respectively, during the three months ended September 30, 2017 and 2016.  The increase in 2017 results as compared to 2016 primarily reflects an increase in net interest income that was partially offset by increases in the provision for loan losses and in non-interest and income tax expenses and a decrease in non-interest income.

We recorded net income of $18.8 million and $16.9 million, respectively, during the nine months ended September 30, 2017 and 2016.  The increase in 2017 year-to-date results as compared to 2016 is primarily due to increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (annualized) to
Average assets	1.01%	1.02%	0.96%	0.92%
Average common shareholders’ equity	10.27	10.20	9.69	9.19

Net income per common share
Basic	$0.32	$0.30	$0.88	$0.79
Diluted	0.32	0.30	0.87	0.78

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

Our net interest income totaled $22.9 million during the third quarter of 2017, an increase of $2.9 million, or 14.6% from the year-ago period.  This increase primarily reflects a $227.4 million increase in average interest-earning assets as well as a 15 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2017, net interest income totaled $65.9 million, an increase of $6.5 million, or 10.9% from 2016.  This increase primarily reflects a $184.9 million increase in average interest-earning assets as well as an 10 basis point increase in our net interest margin.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds.  The increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans) as well as increases in short-term market interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2017 non-accrual loans averaged $8.6 million and $9.7 million, respectively compared to $10.7 million and $10.6 million, respectively for the same periods in 2016.  In addition, in the third quarter and first nine months of 2017 we had net recoveries of $0.28 million and $0.90 million, respectively, of previously unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.07 million and $0.75 million, respectively, during the same periods in 2016.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$1,908,497	$21,801	4.55%	$1,613,189	$18,562	4.59%
Tax-exempt loans (1)	3,138	47	5.94	3,492	53	6.04
Taxable securities	474,901	2,765	2.33	534,319	2,537	1.90
Tax-exempt securities (1)	90,645	783	3.46	58,694	507	3.46
Interest bearing cash	29,336	63	0.85	69,603	86	0.49
Other investments	15,543	200	5.11	15,347	195	5.05
Interest Earning Assets	2,522,060	25,659	4.05	2,294,644	21,940	3.81
Cash and due from banks	33,019			34,565
Other assets, net	142,283			152,793
Total Assets	$2,697,362			$2,482,002

Liabilities
Savings and interest-bearing checking	$1,048,289	408	0.15	$1,014,201	284	0.11
Time deposits	531,226	1,425	1.06	438,504	970	0.88
Other borrowings	85,219	626	2.91	47,227	493	4.15
Interest Bearing Liabilities	1,664,734	2,459	0.59	1,499,932	1,747	0.46
Non-interest bearing deposits	736,291			706,282
Other liabilities	31,263			27,110
Shareholders’ equity	265,074			248,678
Total Liabilities and Shareholders’ Equity	$2,697,362			$2,482,002

Net Interest Income		$23,200			$20,193

Net Interest Income as a Percent of Average Interest Earning Assets			3.66%			3.51%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$1,792,381	$61,544	4.59%	$1,577,758	$55,255	4.67%
Tax-exempt loans (1)	3,410	145	5.69	3,564	163	6.11
Taxable securities	499,886	8,300	2.21	532,576	7,261	1.82
Tax-exempt securities (1)	85,853	2,264	3.52	50,286	1,320	3.50
Interest bearing cash	42,610	229	0.72	75,121	292	0.52
Other investments	15,543	638	5.49	15,456	592	5.12
Interest Earning Assets	2,439,683	73,120	4.00	2,254,761	64,883	3.84
Cash and due from banks	32,492			38,069
Other assets, net	146,753			157,570
Total Assets	$2,618,928			$2,450,400

Liabilities
Savings and interest-bearing checking	$1,051,395	1,007	0.13	$1,018,727	831	0.11
Time deposits	494,219	3,747	1.01	435,146	2,689	0.83
Other borrowings	66,392	1,659	3.34	47,405	1,455	4.10
Interest Bearing Liabilities	1,612,006	6,413	0.53	1,501,278	4,975	0.44
Non-interest bearing deposits	717,589			677,645
Other liabilities	30,372			25,612
Shareholders’ equity	258,961			245,865
Total liabilities and shareholders’ equity	$2,618,928			$2,450,400

Net Interest Income		$66,707			$59,908

Net Interest Income as a Percent of Average Interest Earning Assets			3.65%			3.55%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 35%

(2)	Annualized

Index
Reconciliation of Net Interest Margin, Fully Taxable Equivalent ("FTE")

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Net interest income	$22,912	$19,998	$65,870	$59,391
Add: taxable equivalent adjustment	288	195	837	517
Net interest income - taxable equivalent	$23,200	$20,193	$66,707	$59,908
Net interest margin (GAAP) (1)	3.60%	3.47%	3.61%	3.52%
Net interest margin (FTE) (1)	3.66%	3.51%	3.65%	3.55%

(1)	Annualized

Provision for loan losses.  The provision for loan losses was an expense of $0.6 million and a credit $0.2 million during the three months ended September 30, 2017 and 2016, respectively. During the nine-month periods ended September 30, 2017 and 2016, the provision was an expense of $0.8 million and a credit of $1.4 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2017.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $10.3 million during the third quarter of 2017 compared to $11.7 million in 2016.  For the first nine months of 2017 non-interest income totaled $31.1 million compared to $29.1 million for the first nine months of 2016.  The components of non-interest income are as follows:

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Service charges on deposit accounts	$3,281	$3,281	$9,465	$9,164
Interchange income	1,942	1,943	5,869	5,797
Net gains (losses) on assets:
Mortgage loans	2,971	3,556	8,886	7,727
Securities	69	(45)	62	302
Mortgage loan servicing, net	1	858	668	(454)
Investment and insurance commissions	606	427	1,541	1,278
Bank owned life insurance	283	282	776	870
Other	1,151	1,406	3,822	4,413
Total non-interest income	$10,304	$11,708	$31,089	$29,097

Index
Service charges on deposit accounts were unchanged on a comparative quarterly basis and increased on a year-to-date basis in 2017 as compared to 2016.  The year-to-date increase was principally due to higher service charges on commercial accounts and a modest increase in non-sufficient funds occurrences.

Interchange income was unchanged on a comparative quarterly basis and increased slightly on a year-to-date basis in 2017 as compared to 2016.  The year-to-date increase is due primarily to increased debit card transaction activity.

Net gains on mortgage loans decreased on a comparative quarterly basis and increased on a year to date basis in 2017 as compared to 2016. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Mortgage loans originated	$264,177	$123,124	$657,345	$288,592
Mortgage loans sold	120,981	89,349	305,386	215,494
Net gains on mortgage loans	2,971	3,556	8,886	7,727
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.46%	3.98%	2.91%	3.59%
Fair value adjustments included in the Loan Sales Margin	(0.22)	0.55	0.08	0.40

The increase in mortgage loan originations, sales and net gains (for the year-to-date period) in 2017 as compared to 2016 is due primarily to the expansion of our mortgage-banking operations.  The decline in net gains in the third quarter of 2017 compared to the third quarter of 2016 was due to a decline in the Loan Sales Margin as described below.

During the last quarter of 2016 and the first half of 2017, we significantly expanded our mortgage-banking operations by adding new employees and opening new loan production offices (Ann Arbor, Brighton, Dearborn, Grosse Pointe, Traverse City and Troy, Michigan and Columbus and Fairlawn, Ohio).  Overall, we have increased average full-time equivalent employees in mortgage lending sales and operations by 80.8% and by 67.0%, in the third quarter and first nine months of 2017, respectively, over the same periods in 2016.  This business expansion has increased net gains on mortgage loans (on a year-to-date basis) and has accelerated the growth of portfolio mortgage loans and mortgage loans serviced for others, leading to increased mortgage loan interest income and mortgage loan servicing revenue.  However, this expansion has also increased non-interest expenses, particularly compensation and employee benefits and occupancy.  In addition, due to higher interest rates, mortgage loan refinance volume has declined in 2017 on an industry-wide basis.  It is important to our future results of operations that we effectively and successfully manage this business expansion.

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

Index
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.68% and 3.43% in the third quarters of 2017 and 2016, respectively and 2.83% and 3.19% for the comparative 2017 and 2016 year-to-date periods, respectively.  The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2017 was generally due to a narrowing of primary-to-secondary market pricing spreads due to competitive factors throughout the mortgage banking industry (generally higher mortgage loan interest rates and a decline in refinance volume). The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities totaled $0.069 million and $0.062 million during the three and nine months ended September 30, 2017, respectively, and $(0.045) million and $0.302 million for the respective comparable periods in 2016.  The third quarter 2017 securities net gains were due to a $0.061 million increase in the fair value of trading securities and $0.008 million of net gains on the sale of $1.8 million of investments.  The year-to-date 2017 securities net gains were due to $0.125 million of net gains on the sale of $9.6 million of investments that were partially offset by a $0.063 million decrease in the fair value of trading securities.  The third quarter 2016 securities net losses were primarily due to a $0.058 million decrease in the fair value of trading securities that was partially offset by $0.013 million of net gains on the sale of $1.1 million of investments.  The year-to-date 2016 securities net gains were due primarily to net gains of $0.298 million on the sale of $56.5 million of investments.  (See “Securities.”)

We recorded no net impairment losses in either 2017 or 2016 for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated income of $0.001 million and $0.858 million in the third quarters of 2017 and 2016, respectively. For the first nine months of 2017, mortgage loan servicing generated income of $0.668 million as compared to a loss of $0.454 million in 2016. This activity is summarized in the following table:

	Three Months Ended		Nine Months Ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Mortgage loan servicing:	(In thousands)
Revenue, net	$1,091	$1,037	$3,253	$3,087
Fair value change due to price	(572)	--	(1,075)	--
Fair value change due to pay-downs	(518)	--	(1,510)	--
Amortization	--	(799)	--	(2,065)
Impairment (charge) recovery	--	620	--	(1,476)
Total	$1	$858	$668	$(454)

Effective on January 1, 2017, we adopted the fair value accounting method for capitalized mortgage loan servicing rights. Activity related to capitalized mortgage loan servicing rights is as follows:

Index
Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$14,515	$10,331	$13,671	$12,436
Change in accounting	-	-	542	-
Balance at beginning of period, as adjusted	$14,515	$10,331	$14,213	$12,436
Originated servicing rights capitalized	1,250	896	3,047	2,153
Amortization	-	(799)	-	(2,065)
Change in valuation allowance	-	620	-	(1,476)
Change in fair value	(1,090)	-	(2,585)	-
Balance at end of period	$14,675	$11,048	$14,675	$11,048

Valuation allowance at end of period	$-	$4,748	$-	$4,748

At September 30, 2017 we were servicing approximately $1.77 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.18% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights at September 30, 2017 totaled $14.7 million, representing approximately 83 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues increased on both a quarterly and year-to-date basis in 2017 as compared to 2016, due in part to increased product sales and growth in assets under management.

Income from bank owned life insurance was essentially unchanged on a comparative quarterly basis and declined on a year-to-date basis in 2017 compared to 2016.  The year-to-date decline reflects a lower crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.3 million and $54.0 million at September 30, 2017 and December 31, 2016, respectively.

Other non-interest income declined on both a comparative quarterly and year-to-date basis in 2017 compared to 2016.  These declines were due in part to lower ATM fees, check charges, rental income on other real estate and swap fees on commercial loans. In addition, the 2016 year-to-date period included a $0.2 million death benefit related to a life insurance policy on a former director.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Index
Non-interest expense increased by $0.1 million to $22.6 million and by $3.5 million to $68.9 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods in 2016.  The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Compensation	$8,494	$8,310	$26,872	$24,355
Performance-based compensation	2,688	2,409	6,819	5,967
Payroll taxes and employee benefits	2,395	2,312	7,413	6,590
Compensation and employee benefits	13,577	13,031	41,104	36,912
Occupancy, net	1,970	1,919	6,032	5,982
Data processing	1,796	1,971	5,670	6,008
Furniture, fixtures and equipment	961	990	2,943	2,939
Communications	685	670	2,046	2,280
Loan and collection	481	568	1,564	1,964
Advertising	526	455	1,551	1,410
Legal and professional	550	420	1,376	1,178
Interchange expense	294	276	869	809
FDIC deposit insurance	208	187	608	852
Supplies	176	178	507	551
Credit card and bank service fees	105	203	432	588
Costs related to unfunded lending commitments	92	73	332	6
Amortization of intangible assets	87	86	260	260
Net losses on other real estate and repossessed assets	30	263	132	98
Provision for loss reimbursement on sold loans	15	45	66	30
Other	1,063	1,194	3,454	3,602
Total non-interest expense	$22,616	$22,529	$68,946	$65,469

Compensation and employee benefits expenses, in total, increased $0.5 million on a quarterly comparative basis and increased $4.2 million for the first nine months of 2017 compared to the same periods in 2016.

Compensation expense increased by $0.2 million and $2.5 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  Average full-time equivalent employees (“FTEs”) increased by approximately 8.4% and  8.6% during the third quarter and first nine months of 2017, respectively, compared to the year ago periods, due primarily to our mortgage banking expansion.  The impact of the FTE increase was moderated (particularly in the third quarter of 2017) by an increased amount of compensation that was deferred as direct loan origination costs due to higher loan origination levels.

Index
Performance-based compensation increased by $0.3 million and $0.9 million in the third quarter and first nine months of 2017, respectively, versus the same periods in 2016, due primarily to relative comparative changes in the accrual for anticipated incentive compensation (including our mortgage loan officer retention program) based on our estimated full-year performance as compared to goals.

Payroll taxes and employee benefits increased by $0.1 million and $0.8 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016, due primarily to increases in payroll taxes, health insurance (year-to-date period only) and employee recruiting costs principally associated with our mortgage banking expansion.

Occupancy, net, increased by $0.05 million for both the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  These increases were primarily due to costs associated with the recently opened loan production offices mentioned earlier that were partially offset by reduced occupancy costs related to the sale of our payment plan processing business (Mepco).

Data processing expenses decreased by $0.2 million and $0.3 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. These decreases are primarily due to the sale of our payment plan processing business (Mepco).  The third quarter of 2017 also included a $0.1 million refund of certain previously billed and expensed costs from our core data processing vendor.

Furniture, fixtures and equipment expenses were relatively unchanged in 2017 as compared to 2016.

Communications expenses were relatively unchanged and decreased by $0.2 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016.  The 2017 year-to-date decrease is due primarily to reduced mailing costs, as the first quarter of 2016 included expenses for mailing out new chip enabled debit cards and new deposit product information.

Loan and collection expenses reflect costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits. The quarterly and year-to-date comparative decreases in 2017 versus 2016 are primarily due to the reimbursement of previously incurred expenses related to the resolution and collection of non-accrual or previously charged-off loans.  These declines were partially offset by costs related to new lending activity.

Advertising expenses increased on both a comparative quarterly and year-to-date basis in 2017 versus 2016, due primarily to direct mailing and strategic sponsorship costs.

Legal and professional fees increased on both a comparative quarterly and year-to-date basis in 2017 versus 2016, due primarily to an increase in outsourced internal audit costs, higher consulting fees related to a checking account program and higher legal fees principally associated with employment matters.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased slightly in 2017 on both a comparative quarterly and year-to-date basis due primarily to higher debit card transaction volume as described above.

Index
FDIC deposit insurance expense increased slightly and decreased on a comparative quarterly and year-to-date basis, respectively, in 2017 versus 2016.  The comparative quarterly increase was due primarily to growth in our total assets.  The comparative year-to-date decrease reflects a decline in our premium rate that became effective in the third quarter of 2016.  At June 30, 2016, the FDIC Deposit Insurance Fund reserve ratio reached 1.15%, which triggered a new assessment method and generally lower deposit insurance premiums for banks with less than $10 billion in assets.

Supplies expenses were relatively unchanged and decreased slightly on a comparative quarterly and year-to-date basis, respectively, in 2017 versus 2016.  The comparative year-to-date decline was due primarily to initiatives with our various vendors to reduce these costs as well as internal “go green” efforts to reduce printing and paper costs.

Credit card and bank service fees decreased in 2017 versus 2016 on both a comparative quarterly and year-to-date basis primarily due to the sale of our payment plan processing business (Mepco).

The changes in costs related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $1.7 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively. See Note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Net losses on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.

The provision for loss reimbursement on sold loans was an expense of $0.015 million and $0.066 million in the third quarter and first nine months of 2017, respectively, compared to an expense of $0.045 million and $0.030 million in the third quarter and first nine months of 2016, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.56 million at both September 30, 2017 and December 31, 2016, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Index
Other non-interest expenses declined in both the third quarter and first nine months of 2017 compared to the same periods in 2016 due primarily to lower temporary employee and insurance costs and lower debit card fraud losses.

Income tax expense.  We recorded an income tax expense of $3.2 million and $8.4 million in the third quarter and the first nine months of 2017, respectively. This compares to an income tax expense of $3.0 million and $7.5 million in the third quarter and the first nine months of 2016, respectively.

Year-to-date 2016 included a $0.3 million income tax benefit resulting from the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-09 “Compensation – Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) during the second quarter.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2017 and 2016 and at December 31, 2016, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

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

Financial Condition

Summary.  Our total assets increased by $204.5 million during the first nine months of 2017.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $1.94 billion at September 30, 2017, an increase of $328.8 million, or 20.4%, from December 31, 2016.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.34 billion at September 30, 2017, compared to $2.23 billion at December 31, 2016.  The $118.0 million increase in total deposits during the period reflects growth in all categories, except time deposits, which declined by $41.3 million.  The decline in time deposits primarily reflects maturities with one municipal customer, where we elected to allow the deposits to run-off rather than rebidding for these funds.

Index
Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities, trust preferred securities and foreign government securities (that are denominated in U.S. dollars). We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
September 30, 2017	$545,672	$5,023	$1,830	$548,865
December 31, 2016	615,709	2,548	7,641	610,616

We adopted ASU 2017-08 during the first quarter of 2017 using a modified retrospective approach.  As a result, the amortized cost of securities as of January 1, 2017 was adjusted lower by $0.46 million (see note #2).

Securities available for sale declined by $61.8 million during the first nine months of 2017 as these funds were utilized to support net Portfolio Loan growth.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either the first nine months of 2017 or 2016.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended September 30,
	2017	2016
	(In thousands)

Proceeds (1)	$9,594	$56,451

Gross gains	$125	$350
Gross losses	-	(52)
Net impairment charges	-	-
Fair value adjustments	(63)	4
Net gains	$62	$302

(1)  2017 includes $0.760 million for trades that did not settle until after September 30, 2017.

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

Index
Non-performing assets(1)

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans	$8,410	$13,364
Loans 90 days or more past due and still accruing interest	--	--
Total non-performing loans	8,410	13,364
Other real estate and repossessed assets	2,150	5,004
Total non-performing assets	$10,560	$18,368
As a percent of Portfolio Loans
Non-performing loans	0.43%	0.83%
Allowance for loan losses	1.11	1.26
Non-performing assets to total assets	0.38	0.72
Allowance for loan losses as a percent of non-performing loans	255.39	151.41

(1)	Excludes loans classified as “troubled debt restructured” that are not past due and vehicle service contract counterparty receivables, net.

Non-performing loans decreased by $5.0 million, or 37.1%, during the first nine months of 2017.  This decline primarily reflects the pay-off or liquidation of non-performing commercial loans.  In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $63.2 million, or 3.3% of total Portfolio Loans, and $70.3 million, or 4.4% of total Portfolio Loans, at September 30, 2017 and December 31, 2016, respectively. The decrease in the amount of performing TDRs in the first nine months of 2017 primarily reflects pay-downs and payoffs.  See Note #4 to the Condensed Consolidated Financial Statements for additional information on TDRs.

Other real estate and repossessed assets totaled $2.2 million at September 30, 2017, compared to $5.0 million at December 31, 2016.  This decrease is primarily the result of the sale of a group of commercial properties in the second quarter of 2017.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.03% (as a result of net recoveries) on an annualized basis in the first nine months of 2017 compared to a negative 0.08% in the first nine months of 2016.  The $0.5 million decrease in total loan net recoveries is due to a decline in commercial loan net recoveries.

Index
Allowance for loan losses

	Nine months ended September 30,
	2017		2016
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$20,234	$650	$22,570	$652
Additions (deductions)
Provision for loan losses	806	-	(1,439)	-
Recoveries credited to allowance	2,998	-	3,623	-
Loans charged against the allowance	(2,560)	-	(2,711)	-
Additions included in non-interest expense	-	332	-	6
Balance at end of period	$21,478	$982	$22,043	$658

Net loans charged against the allowance to average Portfolio Loans	(0.03)%		(0.08)%

Allocation of the Allowance for Loan Losses

	September 30, 2017	December 31, 2016
	(In thousands)
Specific allocations	$7,061	$9,152
Other adversely rated commercial loans	792	491
Historical loss allocations	6,540	4,929
Additional allocations based on subjective factors	7,085	5,662
Total	$21,478	$20,234

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

The allowance for loan losses increased $1.2 million to $21.5 million at September 30, 2017 from $20.2 million at December 31, 2016 and was equal to 1.11% of total Portfolio Loans at September 30, 2017 compared to 1.26% at December 31, 2016.

Three of the four components of the allowance for loan losses outlined above increased in the first nine months of 2017. The allowance for loan losses related to specific loans decreased $2.1 million in 2017 due primarily to a decline in the balance of individually impaired loans as well as charge-offs.  In particular, we received a full payoff in March 2017 on a commercial loan that had a specific reserve of $1.2 million at December 31, 2016. The allowance for loan losses related to other adversely rated commercial loans increased $0.3 million in 2017 primarily due to an increase in the balance of such loans included in this component to $23.2 million at September 30, 2017 from $11.8 million at December 31, 2016. The allowance for loan losses related to historical losses increased $1.6 million during 2017 due principally to slight upward adjustments in our probability of default and expected loss rates for commercial loans, an additional component of approximately $0.6 million added for loans secured by commercial real estate due primarily to emerging risks in this sector (such as retail store closings and potential overdevelopment in certain markets) and loan growth. We also extended our historical lookback period to be more representative of the probability of default and account for infrequent migration events and extremely low levels of watch credits.  The allowance for loan losses related to subjective factors increased $1.4 million during 2017 primarily due to loan growth.

Index
By comparison, two of the four components of the allowance for loan losses outlined above declined in the first nine months of 2016. The allowance for loan losses related to specific loans decreased $0.6 million in 2016 due primarily to a $7.0 million decline in the balance of individually impaired loans as well as charge-offs. The allowance for loan losses related to other adversely rated commercial loans decreased $0.5 million in 2016 primarily due to a decrease in the balance of such loans included in this component to $13.8 million at September 30, 2016 from $27.8 million at December 31, 2015. The allowance for loan losses related to historical losses increased $0.3 million during 2016 due principally to loan growth. The allowance for loan losses related to subjective factors increased $0.3 million during 2016 also primarily due to overall growth of the loan portfolio.

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

Deposits totaled $2.34 billion and $2.23 billion at September 30, 2017 and December 31, 2016, respectively.  The $118.0 million increase in deposits in the first nine months of 2017 is due to growth in all categories of deposits, except time deposits.  Reciprocal deposits totaled $49.1 million and $38.7 million at September 30, 2017 and December 31, 2016, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  We also added $87.6 million of brokered time deposits during the first nine months of 2017.  This increase, replaced in part, the run-off of time deposits with one municipal customer as described earlier.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2017, we had approximately $557.9 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index
Other borrowings, comprised almost entirely of advances from the Federal Home Loan Bank (the “FHLB”), totaled $72.8 million and $9.4 million at September 30, 2017 and December 31, 2016, respectively.  The increase in other borrowings during the first nine months of 2017 was utilized to fund Portfolio Loan growth.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2017, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $212.5 million, or 8.8% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. We discontinued the active use of derivative financial instruments during 2008.  We began to again utilize interest-rate swaps in 2014, primarily relating to our commercial lending activities.  During the first nine months of 2017 and 2016, we entered into $14.6 million and $23.0 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.2 million and $0.4 million of fee income related to these transactions during the first nine months of 2017 and 2016, respectively.  In September 2017 we also entered into a $15.0 million (notional amount) pay fixed interest rate swap that matures in September 2021.  This fixed pay interest rate swap is hedging short-term Brokered CDs.

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

Our primary sources of funds include our deposit base, secured advances from the FHLB, federal funds purchased borrowing facilities with other commercial banks, and access to the capital markets (for Brokered CDs).

At September 30, 2017, we had $432.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.81 billion of our deposits at September 30, 2017, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $23.4 million as of September 30, 2017 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization

	September 30, 2017	December 31, 2016
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	324,607	323,745
Accumulated deficit	(53,240)	(65,657)
Accumulated other comprehensive loss	(3,657)	(9,108)
Total shareholders’ equity	267,710	248,980
Total capitalization	$302,210	$283,480

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

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2017 and December 31, 2016. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $267.7 million at September 30, 2017 from $249.0 million at December 31, 2016 due primarily to our net income and a decline in our accumulated other comprehensive loss that were partially offset by dividends that we paid. Our tangible common equity (“TCE”) totaled $266.0 million and $247.0 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.67% and 9.70% at September 30, 2017 and December 31, 2016, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

On January 23, 2017, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2017 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2017.  We did not repurchase any shares during the first nine months of 2017.

In October 2017 and 2016, our Board of Directors increased the quarterly cash dividend on our common stock to 12 cents and ten cents per share, respectively.

As of September 30, 2017 and December 31, 2016, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2017
200 basis point rise	$410,500	(0.02)%	$94,100	1.51%
100 basis point rise	415,900	1.29	94,000	1.40
Base-rate scenario	410,600	-	92,700	-
100 basis point decline	379,800	(7.50)	87,000	(6.15)

December 31, 2016
200 basis point rise	$427,400	6.90%	$84,800	6.94%
100 basis point rise	417,800	4.50	82,500	4.04
Base-rate scenario	399,800	-	79,300	-
100 basis point decline	366,000	(8.45)	73,500	(7.31)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2017, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.     Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2017, the Company issued 677 shares of common stock to non-employee directors on a current basis and 1,697 shares of common stock to the trust for distribution to directors on a deferred basis.  1,705 shares were issued on July 1, 2017, at a price of $21.75 per share and 669 shares were issued on July 19, 2017 at a price of $21.30 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2017	196	$21.75	-	1,062,905
August 2017	2,080	20.25	-	1,062,905
September 2017	132	20.60	-	1,062,905
Total	2,408	$20.39	-	1,062,905

(1)	Represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	3.1	Restated Articles of Incorporation, effective October 26, 2017.
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	101.	INS Instance Document
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

Date	November 3, 2017	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 3, 2017	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer