Form 10-K
period 2017-12-31
INDEPENDENT BANK CORP /MI/
filed 2018-03-07
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or
/  /  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                           to
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
Yes   X  No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X      No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.
Large accelerated filer ____          Accelerated filer   X      Non-accelerated filer _____ Smaller reporting company _____
Emerging growth company _____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act).
 Yes      No   X
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, was $450,418,271.
The number of shares outstanding of the registrant's common stock as of March 5, 2018 was 21,373,416.
Documents incorporated by reference:  Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.
The Exhibit Index appears on Pages 36-37

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not statements of historical fact, including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends.  These forward-looking statements express our current expectations, forecasts of future events, or long-term goals.  They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect.   Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:

•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our bank operates;

•	the failure of assumptions underlying the establishment of, and provisions made to, our allowance for loan losses;

•	increased competition in the financial services industry, either nationally or regionally;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	challenges we may face in acquiring or integrating other businesses;

•	the continued services of our management team; and

•	implementation of new legislation, which may have significant effects on us and the financial services industry.

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

Our bank transacts business in the single industry of commercial banking.  It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 61 branches, one drive-thru facility, and 14 loan production offices.  We also recently opened two loan production offices in Ohio (Columbus and Fairlawn).  Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs).  In addition, we provide internet and mobile banking capabilities to our customers.  We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2017, our bank had total loans (excluding loans held for sale) of $2.019 billion and total deposits of $2.401 billion.  As of December 31, 2017, we had 756 full-time employees and 155 part-time employees.

In addition to general banking services, we also offer title insurance services and insurance brokerage services through separate subsidiaries and investment services through a third party agreement with Cetera Investment Services LLC.

On December 4, 2017, we entered into an Agreement and Plan of Merger with TCSB Bancorp, Inc., the holding company and sole shareholder of Traverse City State Bank. Subject to the terms and conditions of the merger agreement, TCSB Bancorp, Inc. will merge with and into Independent Bank Corporation, with Independent Bank Corporation as the surviving corporation. Following the merger, we expect to consolidate Traverse City State Bank with and into Independent Bank, with Independent Bank as the surviving bank. These transactions are subject to certain closing conditions, including the receipt of necessary regulatory approvals as well as the approval of the shareholders of TCSB Bancorp, Inc. Subject to the terms and conditions of the merger agreement, each shareholder of TCSB Bancorp, Inc. will receive 1.1166 shares of Independent Bank Corporation common stock for each share of TCSB Bancorp, Inc. common stock owned by the shareholder. In connection with the merger, we expect to issue shares of Independent Bank Corporation common stock with an aggregate value of approximately $63 million, based on our share price as of February 22, 2018. In addition, options to acquire TCSB Bancorp, Inc. common stock issued and outstanding immediately before the effective time of the merger will be converted into options to acquire Independent Bank Corporation common stock and will become fully vested and exercisable. The merger consideration is subject to adjustment in certain limited circumstances, as set forth in the merger agreement. Subject to the satisfaction of the conditions set forth in the merger agreement, we currently expect the merger to be completed in the second quarter of 2018. As of December 31, 2017, TCSB Bancorp, Inc. had total assets of $338.5million, total loans of $291.5 million, total deposits of $280.5 million, and total shareholders' equity of $34.5 million.

ITEM 1.          BUSINESS (continued)

On December 30, 2016, our bank and its wholly-owned subsidiary, Mepco Finance Corporation ("Mepco"), entered into an Asset Purchase Agreement ("APA") with Seabury Asset Management LLC ("Seabury").  Pursuant to the terms of the APA, the bank sold its payment plan processing business, payment plan receivables, and certain other assets to Seabury, who also assumed certain liabilities of Mepco.  These assets and liabilities were categorized as "held for sale" in the December 31, 2016 Consolidated Statements of Financial Condition.  We also recorded a $0.32 million loss related to the sale of these assets in the fourth quarter of 2016.  This transaction closed on May 18, 2017, with an effective date of May 1, 2017.  As a result of the closing, Mepco sold $33.1 million of net payment plan receivables, $0.5 million of commercial loans, $0.2 million of furniture and equipment and $1.6 million of other assets to Seabury, who also assumed $2.0 million of specified liabilities.  Mepco was renamed IB Holding Company in May 2017 and was liquidated on June 30, 2017, with the remaining assets and liabilities transferred to the bank.  We do not believe that the sale of the Mepco business and assets will have a significant impact on our future overall financial condition or results of operations.

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2017	2016	2015
Interest and fees on loans	59.8%	57.6%	58.6%
Other interest income	10.0	9.6	8.2
Non-interest income	30.2	32.8	33.2
	100.0%	100.0%	100.0%

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

Our Tier 1 capital as of December 31, 2017, includes $34.5 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

At December 31, 2017, our bank's ratios exceeded minimum requirements for the well-capitalized category.

ITEM 1.          BUSINESS (continued)

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

ITEM 1.          BUSINESS (continued)

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

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.          INVESTMENT PORTFOLIO

(A)  The following table sets forth the fair value of securities at December 31:

	2017	2016	2015
	(in thousands)

Trading securities	$455	$410	$148

Available for sale
Obligations of states and political subdivisions	$172,945	$170,899	$144,984
U.S. agency residential mortgage-backed	137,918	156,289	196,056
Other asset backed	93,898	146,709	116,904
Corporate	47,853	56,180	38,614
Private label mortgage-backed	29,109	34,727	4,903
U.S. agency	25,682	28,988	47,512
U.S. agency commercial mortgage-backed	9,760	12,632	34,028
Trust preferred	2,802	2,579	2,483
Foreign government	2,060	1,613	-
U.S. Treasury	898	-	-
Total	$522,925	$610,616	$585,484

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

(B)  The following table sets forth contractual maturities of securities at December 31, 2017 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)

Trading securities							$455	0.00%

Tax equivalent adjustment for calculation of yield							$-

Available for sale
Obligations of states and political subdivisions	$13,603	2.37%	$67,350	2.84%	$41,980	3.72%	$50,012	3.43%
U.S. agency residential mortgage-backed	115	0.95	53,186	1.45	28,800	1.37	55,817	2.65
Other asset backed	51,567	2.41	23,791	1.55	17,163	1.62	1,377	1.47
Corporate	17,023	1.67	13,966	2.62	16,864	2.32	-
Private label mortage -backed	166	2.01	15,913	2.57	10,996	3.26	2,034	4.18
U.S. agency	65	2.67	10,311	1.47	15,306	2.13	-
U.S. agency commercial
mortgage-backed	427	1.69	7,933	2.48	-		1,400	2.92
Trust preferred	-		-		-		2,802	2.10
Foreign government	-		2,060	6.38	-		-
U.S. Treasury	898	1.27	-		-		-
Total	$83,864	2.24%	$194,510	2.22%	$131,109	2.53%	$113,442	2.99%

Tax equivalent adjustment for calculation of yield	$68		$524		$290		$228

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 35%.  The amount of the adjustment is as follows.

Available for sale	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis
Under 1 year	1.68%	0.91%	2.59
1-5 years	2.00	1.08	3.08
5-10 years	2.58	1.39	3.97
After 10 years	3.40	1.83	5.23

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

III.          LOAN PORTFOLIO

(A)  The following table sets forth total loans outstanding at December 31:

	2017	2016	2015	2014	2013
	(in thousands)
Loans held for sale(a)	$39,436	$67,380	$27,866	$23,662	$20,390
Mortgage	849,530	538,615	498,036	471,435	486,115
Commercial	853,260	804,017	748,398	690,955	635,234
Installment	316,027	265,616	234,017	207,571	192,583
Payment plan receivables	-	-	34,599	40,001	60,638
Total Loans	$2,058,253	$1,675,628	$1,542,916	$1,433,624	$1,394,960

(a)	2016 includes $30.6 million of payment plan receivables and $0.8 million commercial loans related to the then pending sale of Mepco and $35.9 million of 1-4 family residential mortgages.

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2017:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$8	$60	$103,112	$103,180
Commercial	109,255	249,915	494,090	853,260
Total	$109,263	$249,975	$597,202	$956,440

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2017:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$115,754	$134,221	$249,975
Due after five years	286,262	310,940	597,202
Total	$402,016	$445,161	$847,177

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2017	2016	2015	2014	2013
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$8,184	$13,364	$10,607	$15,231	$17,905

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	-	-	116	7	-

(c) Loans not included above which are "troubled debt restructurings" as defined by accounting guidance	60,115	70,286	81,512	102,971	114,887

Total	$68,299	$83,650	$92,235	$118,209	$132,792

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $3.79 million would have been earned in 2017 had loans in categories (a) and (c) remained at their original terms; however, only $3.05 million was included in interest income for the year with respect to these loans.

Potential problem loans identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2017.

At December 31, 2017, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2017, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2017, 2016, 2015, 2014 and 2013.

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

IV.          SUMMARY OF LOAN LOSS EXPERIENCE

(A)  The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2017	2016	2015
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,058,253	$1,675,628	$1,542,916

Average total loans outstanding for the year (net of unearned fees)	$1,848,860	$1,599,899	$1,461,480

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$20,234	$650	$22,570	$652	$25,990	$539
Loans charged-off
Mortgage	1,122		2,599		2,567
Commercial	455		1,317		1,694
Installment	1,474		1,671		1,467
Payment plan receivables	-		-		-
Total loans charged-off	3,051		5,587		5,728
Recoveries of loans previously charged-off
Mortgage	1,741		1,047		1,258
Commercial	1,497		2,472		2,656
Installment	967		1,100		1,108
Payment plan receivables	-		-		-
Total recoveries	4,205		4,619		5,022
Net loans charged-off	(1,154)		968		706
Reclassification to loans held for sale	-		59		-
Additions (deductions) included in operations	1,199	475	(1,309)	(2)	(2,714)	113
Balance at end of year	$22,587	$1,125	$20,234	$650	$22,570	$652

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	(0.06)%		0.06%		0.05%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.10		1.21		1.46

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

	2014	2013
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,433,624	$1,394,960

Average total loans outstanding for the year (net of unearned fees)	$1,388,772	$1,413,796

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$32,325	$508	$44,275	$598
Loans charged-off
Mortgage	4,119		6,319
Commercial	4,613		7,358
Installment	1,885		2,520
Payment plan receivables	2		35
Total loans charged-off	10,619		16,232
Recoveries of loans previously charged-off
Mortgage	1,397		1,996
Commercial	4,914		5,119
Installment	1,104		1,074
Payment plan receivables	5		81
Total recoveries	7,420		8,270
Net loans charged-off	3,199		7,962
Additions (deductions) included in
operations	(3,136)	31	(3,988)	(90)
Balance at end of year	$25,990	$539	$32,325	$508

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.23%		0.56%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.81		2.32

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

IV.          SUMMARY OF LOAN LOSS EXPERIENCE  (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2017		2016		2015
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$5,595	41.5%	$4,880	48.0%	$5,670	48.5%
Mortgage	8,733	43.2	8,681	34.3	10,391	34.1
Installment	864	15.3	1,011	15.9	1,181	15.2
Payment plan receivables(a)	-	-	-	1.8	56	2.2
Subjective allocation	7,395	-	5,662	-	5,272	-
Total	$22,587	100.0%	$20,234	100.0%	$22,570	100.0%

	2014		2013
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$5,445	48.2%	$6,827	45.5%
Mortgage	13,444	34.5	17,195	36.3
Installment	1,814	14.5	2,246	13.8
Payment plan receivables	64	2.8	97	4.4
Subjective allocation	5,223	-	5,960	-
Total	$25,990	100.0%	$32,325	100.0%

(a)	Allowance of $0.06 million related to payment plan receivables was reclassified to loans held for sale at December 31, 2016.

ITEM 1.          BUSINESS -- STATISTICAL DISCLOSURE  (Continued)

V.          DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2017		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing	$728,208		$688,697		$619,206
Savings and interest-bearing checking	1,052,215	0.15%	1,018,685	0.11%	988,504	0.11%
Time	502,284	1.04	447,243	0.86	386,035	0.76
Total	$2,282,707	0.30%	$2,154,625	0.23%	$1,993,745	0.20%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity at December 31, 2017:

(in thousands)
Three months or less	$49,504
Over three through six months	54,246
Over six months through one year	68,733
Over one year	48,756
Total	$221,239

VI.          RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2017	2016	2015	2014	2013
Net income as a percent of(1)
Average common equity	7.82%	9.21%	7.89%	7.43%	64.22%
Average total assets	0.77	0.92	0.86	0.80	3.87

Dividends declared per share as a percent of diluted net income per share	44.21	32.38	30.23	23.38	0.00

Average shareholders' equity as a percent of average total assets	9.88	9.98	10.93	10.83	8.69

(1)These amounts are calculated using net income applicable to common stock.

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $8.2 million and $13.4 million at December 31, 2017 and December 31, 2016, respectively. Our allowance for loan losses coverage ratio of non-performing loans was 276.0% and 151.4% at December 31, 2017 and December 31, 2016, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for loan losses would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities.  We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $3.8 million as of December 31, 2017 (compared to approximately $7.6 million as of December 31, 2016). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

ITEM 1A.          RISK FACTORS (continued)

We have agreed to indemnify the purchaser of Mepco's business against certain losses it may incur as a result of its purchase of the business.

In connection with our sale of substantially all of the assets of our Mepco subsidiary in May of 2017, we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to this sale in our financial statements because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims. As of December 31, 2017, the balance of these receivables had declined to $13.7 million, and to date the purchaser has made no claims for indemnification.

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.  We realized net gains of $11.8 million on mortgage loans during 2017 compared to $10.6 million during 2016 and $7.4 million during 2015.

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

ITEM 1A.          RISK FACTORS (continued)

We may encounter challenges in acquiring Traverse City State Bank or integrating its business with ours.

We have entered into an Agreement and Plan of Merger with TCSB Bancorp, Inc., the parent company of Traverse City State Bank, pursuant to which we have agreed to acquire TCSB Bancorp, Inc. and Traverse City State Bank. Subject to the satisfaction or waiver of all closing conditions, we currently expect this acquisition to close in the second quarter of 2018. Challenges we encounter in integrating the business of TCSB Bancorp, Inc. with our business could cause such integration to be more difficult, costly, or time-consuming than expected. The difficulties of merging the operations of TCSB Bancorp, Inc. with our operations include, among others, integrating personnel with diverse business backgrounds, combining different corporate cultures, retaining key employees, and converting operating systems. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the companies, and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and integration of TCSB Bancorp, Inc. into our company could have an adverse effect on our business and results of operations. As with any merger of banking institutions, there also may be business disruptions that cause us to lose customers or cause customers to take their deposits out of our bank. Our success following the merger may depend in large part on our ability to integrate the two businesses, business models and cultures. Inability to integrate our operations successfully and in a timely manner could result in the expected benefits of the merger not being realized. We expect to achieve cost savings from the merger once TCSB Bancorp, Inc. has been fully integrated into our business. Our cost savings estimates assume the ability to combine the businesses in a manner that permits those cost savings to be realized. If the estimates turn out to be incorrect or if we are not able to combine the two companies successfully, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

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

ITEM 1A.          RISK FACTORS (continued)

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

ITEM 1A.          RISK FACTORS (continued)

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

ITEM 1A.          RISK FACTORS (continued)

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

ITEM 1A.          RISK FACTORS (continued)

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated  Financial Statements in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We and our bank operate a total of 83 facilities in Michigan and two leased facilities in Ohio.  We own 64 and lease 19 of the facilities in Michigan.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

ITEM 3.          LEGAL PROCEEDINGS

In the fourth quarter of 2016, we reached a tentative settlement regarding litigation initiated against the Bank in Wayne County, Michigan Circuit Court.  The Court issued a preliminary approval of this settlement in the first quarter of 2017 and a final approval of this settlement in January 2018.  This litigation concerned the Bank’s checking account transaction sequencing during a period from February 2009 to June 2011.  Under the terms of the settlement, we agreed to pay $2.2 million and we are also responsible for class notification costs and certain other expenses which are estimated to total approximately $0.1 million.  The $2.2 million was paid in January 2018. We recorded a $2.3 million expense in the fourth quarter of 2016 for this settlement.  Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, we determined that this settlement was in the best interests of the organization.

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

The following sets forth certain information with respect to our executive officers at February 23, 2018.

Name (Age)	Position	First elected as an executive officer
William B. Kessel (53)	President, Chief Executive Officer and Director (1)	2004

Robert N. Shuster (60)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (58)	Executive Vice President and Chief Risk Officer	2007

David C. Reglin (58)	Executive Vice President, Retail Banking	1998

Dennis J. Mack (56)	Executive Vice President and Chief Lending Officer (2)	2012

Larry R. Daniel (54)	Executive Vice President, Operations and Digital Banking (3)	2017

Patrick J. Ervin (52)	Executive Vice President, Mortgage Banking (4)	2017

James J. Twarozynski (52)	Senior Vice President, Controller	2002

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

(3)
Mr. Daniel joined Independent Bank over 19 years ago as a commercial lender. Prior to being named Executive Vice President – Operations and Digital Banking in November 2017, he served as Senior Vice President of Retail and Mortgage Lending at Independent Bank, a position he held since 2012.

(4)
Mr. Ervin joined Independent Bank in August 2016, as Senior Vice President – Mortgage Banking. He was promoted to Executive Vice President – Mortgage Banking in November 2017. Prior to joining Independent Bank, Mr. Ervin served as Executive Managing Director Mortgage Banking and Servicing at Talmer Bank and Trust, a position he held since 2009.

PART II.

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2017, we issued 650 shares of common stock to non-employee directors on a current basis and 1,616 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on October 1, 2017, at a price of $22.65 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
October 2017	-	-	-	1,062,905
November 2017	2,371	$22.60	-	1,062,905
December 2017	-	-	-	-
Total	2,371	$22.60	-	-

(1)
Represents shares withheld from the shares that would otherwise have been issued to a certain officer in order to satisfy tax withholding obligations and the stock option exercise price resulting from the exercise of stock options.

The share repurchase plan we had in place for 2017 expired on December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at
December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended
December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income
for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended
December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2017 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.
Internal Control Over Financial Reporting.  "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2017 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", “Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	176,055	$5.24	507,823
Equity compensation plan not approved by security holders	None	N/A	205,785

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

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

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 24, 2018 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
		The Exhibit Index is located on the final three pages of this report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2018.

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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 7, 2018
Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Robert N. Shuster	March 7, 2018
James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	s/James J. Twarozynski	March 7, 2018

Michael M. Magee, Jr. Chairman and Director	s/Michael M. Magee Jr.	March 7, 2018

William J. Boer, Director

Joan A. Budden, Director	s/Joan A. Budden	March 1, 2018

Michael J. Cok, Director	s/Michael J. Cok	March 7, 2018

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 7, 2018

Terry L. Haske, Director	s/Terry L. Haske	March 7, 2018

Christina L. Keller, Director	s/Christina L. Keller	March 7, 2018

William B. Kessel, Director	s/William B. Kessel	March 7, 2018

Matthew J. Missad, Director

James E. McCarty, Director	s/James E. McCarty	March 1, 2018

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 2, 2018

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH
13
Annual report, relating to the April 24, 2018 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP).
24	Power of Attorney (included on page 35).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed November 3, 2017).
3.2	Amended and Restated Bylaws (incorporated here by reference to Exhibit 3.2 to our annual report on Form 10-K filed March 7, 2017).
10.1*	The form of Indemnity Agreement, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10.3 to the Form S-4 we filed on December 29, 2017).
10.2*
The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10.4 to the Form S-4 we filed on December 29, 2017).

10.3*	Long-Term Incentive Plan, as amended through January 24, 2017 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 7, 2017).
10.4*
Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 8, 2011 (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed March 10, 2011).

10.5*
First Amendment to Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 1, 2012 (incorporated herein by reference to Exhibit 10.1 to our annual report on Form 10-K filed March 13, 2012).

10.6*	Form of Restricted Stock Unit Grant Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed May 9, 2011).
10.7*	Form of TSR Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 7, 2014).
10.8*	Summary of Independent Bank Corporation Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 6, 2015).
10.9	Agreement and Plan of Merger between Independent Bank Corporation and TCSB Bancorp, Inc. (incorporated here by reference to Exhibit 2.1 to our current report on Form 8-K filed December 5, 2017).
10.10	Voting Agreement of directors of TCSB Bancorp, Inc., dated December 4, 2017 (incorporated here by reference to Exhibit 10.1 to our current report on Form 8-K filed December 5, 2017).

10.11
Form of Non-Competition and Non-Solicitation Agreement signed by each director of TCSB Bancorp, Inc., dated December 4, 2017 (incorporated here by reference to Exhibit 10.2 to our current report on Form 8-K filed December 5, 2017).

* Represents a compensation plan.