Form 10-Q
period 2018-03-31
INDEPENDENT BANK CORP /MI/
filed 2018-05-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	24,106,711
Class	Outstanding at May 2, 2018

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS

Statements in this report that are not statements of historical fact, including statements that include terms such as ‘‘will,’’ ‘‘may,’’ ‘‘should,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘forecast,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘likely,’’ ‘‘optimistic’’ and ‘‘plan’’ and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals. They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect. Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:

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

In addition, factors that may cause actual results to differ from expectations regarding the April 1, 2018 acquisition of TCSB Bancorp, Inc. include, but are not limited to, the reaction to the transaction of the companies’ customers, employees and counterparties; customer disintermediation; inflation; expected synergies, cost savings and other financial benefits of the transaction might not be realized within the expected timeframes or might be less than projected; credit and interest rate risks associated with the parties' respective businesses, customers, borrowings, repayment, investment, and deposit practices; general economic conditions, either nationally or in the market areas in which the parties operate or anticipate doing business, are less favorable than expected; new regulatory or legal requirements or obligations; and other risks.

The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2018	December 31, 2017
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$29,126	$36,994
Interest bearing deposits	13,250	17,744
Cash and Cash Equivalents	42,376	54,738
Interest bearing deposits - time	1,738	2,739
Equity securities at fair value	301	-
Trading securities	-	455
Securities available for sale	489,119	522,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,543	15,543
Loans held for sale, carried at fair value	34,148	39,436
Loans
Commercial	857,417	853,260
Mortgage	888,910	849,530
Installment	325,108	316,027
Total Loans	2,071,435	2,018,817
Allowance for loan losses	(23,071)	(22,587)
Net Loans	2,048,364	1,996,230
Other real estate and repossessed assets	1,647	1,643
Property and equipment, net	38,809	39,149
Bank-owned life insurance	54,353	54,572
Deferred tax assets, net	13,715	15,089
Capitalized mortgage loan servicing rights	17,783	15,699
Other intangibles	1,500	1,586
Accrued income and other assets	33,723	29,551
Total Assets	$2,793,119	$2,789,355

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$774,046	$768,333
Savings and interest-bearing checking	1,100,505	1,064,391
Reciprocal	63,012	50,979
Time	377,663	374,872
Brokered time	115,175	141,959
Total Deposits	2,430,401	2,400,534
Other borrowings	27,847	54,600
Subordinated debentures	35,569	35,569
Accrued expenses and other liabilities	31,385	33,719
Total Liabilities	2,525,202	2,524,422

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,374,816 shares at March 31, 2018 and 21,333,869 shares at December 31, 2017	324,517	324,986
Accumulated deficit	(48,098)	(54,054)
Accumulated other comprehensive loss	(8,502)	(5,999)
Total Shareholders’ Equity	267,917	264,933
Total Liabilities and Shareholders’ Equity	$2,793,119	$2,789,355

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2018	2017
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$23,353	$19,858
Interest on securities
Taxable	2,635	2,754
Tax-exempt	479	455
Other investments	330	312
Total Interest Income	26,797	23,379
Interest Expense
Deposits	2,287	1,443
Other borrowings and subordinated debentures	574	470
Total Interest Expense	2,861	1,913
Net Interest Income	23,936	21,466
Provision for loan losses	315	(359)
Net Interest Income After Provision for Loan Losses	23,621	21,825
Non-interest Income
Service charges on deposit accounts	2,905	3,009
Interchange income	2,246	1,922
Net gains (losses) on assets
Mortgage loans	2,571	2,571
Securities	(173)	27
Mortgage loan servicing, net	2,221	825
Other	1,943	1,985
Total Non-interest Income	11,713	10,339
Non-interest Expense
Compensation and employee benefits	14,468	14,147
Occupancy, net	2,264	2,142
Data processing	1,878	1,937
Furniture, fixtures and equipment	967	977
Communications	680	683
Loan and collection	677	413
Interchange expense	598	283
Advertising	441	506
Legal and professional	378	437
FDIC deposit insurance	230	198
Merger related expenses	174	-
Credit card and bank service fees	96	191
Other	1,284	1,655
Total Non-interest Expense	24,135	23,569
Income Before Income Tax	11,199	8,595
Income tax expense	2,038	2,621
Net Income	$9,161	$5,974
Net Income Per Common Share
Basic	$0.43	$0.28
Diluted	$0.42	$0.28
Dividends Per Common Share
Declared	$0.15	$0.10
Paid	$0.15	$0.10

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2018	2017
	(unaudited)
	(In thousands)

Net income	$9,161	$5,974
Other comprehensive income (loss), before tax
Securities available for sale
Unrealized gains (losses) arising during period	(3,865)	3,623
Change in unrealized gains for which a portion of other than temporary impairment has been recognized in earnings	(1)	(22)
Reclassification adjustments for (gains) losses included in earnings	19	(106)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(3,847)	3,495
Income tax expense (benefit)	(808)	1,223
Unrealized gains (losses)recognized in other comprehensive income (loss) on securities available for sale, net of tax	(3,039)	2,272
Derivative instruments
Unrealized gain arising during period	684	-
Reclassification adjustment for income recognized in earnings	(6)	-
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments	678	-
Income tax expense	142	-
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments, net of tax	536	-
Other comprehensive income (loss)	(2,503)	2,272
Comprehensive income	$6,658	$8,246

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2018	2017
	(unaudited - In thousands)
Net Income	$9,161	$5,974
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	92,607	81,681
Disbursements for loans held for sale	(84,748)	(80,777)
Net increase in other liabilities held for sale	-	717
Provision for loan losses	315	(359)
Deferred income tax expense	2,039	2,451
Deferred loan fees and costs	(638)	(931)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	1,819	1,279
Net gains on mortgage loans	(2,571)	(2,571)
Net gains (losses) on securities	173	(27)
Net (gains) losses on other real estate and repossessed assets	(290)	11
Share based compensation	407	432
Increase in accrued income and other assets	(5,675)	(1,272)
Decrease in accrued expenses and other liabilities	(5,711)	(3,229)
Total Adjustments	(2,273)	(2,595)
Net Cash From Operating Activities	6,888	3,379
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	22,277	6,152
Proceeds from maturities, prepayments and calls of securities available for sale	34,067	50,075
Purchases of securities available for sale	(23,637)	(45,673)
Proceeds from the maturity of interest bearing deposits - time	1,000	251
Net increase in portfolio loans (loans originated, net of principal payments)	(68,611)	(61,003)
Proceeds from the sale of portfolio loans	16,460	-
Net increase in payment plan receivables and other assets held for sale	-	(1,438)
Proceeds from bank-owned life insurance	474	523
Proceeds from the sale of other real estate and repossessed assets	608	238
Capital expenditures	(921)	(680)
Net Cash Used in Investing Activities	(18,283)	(51,555)
Cash Flow From (Used in) Financing Activities
Net increase in total deposits	29,867	37,340
Net decrease in other borrowings	(6,753)	-
Proceeds from Federal Home Loan Bank Advances	40,000	-
Payments of Federal Home Loan Bank Advances	(60,000)	-
Dividends paid	(3,206)	(2,133)
Proceeds from issuance of common stock	13	25
Share based compensation withholding obligation	(888)	(427)
Net Cash From (Used in) Financing Activities	(967)	34,805
Net Decrease in Cash and Cash Equivalents	(12,362)	(13,371)
Cash and Cash Equivalents at Beginning of Period	54,738	83,194
Cash and Cash Equivalents at End of Period	$42,376	$69,823
Cash paid during the period for
Interest	$2,656	$1,622
Income taxes	-	140
Transfers to other real estate and repossessed assets	322	502
Purchase of securities available for sale not yet settled	3,220	6,046

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Three months ended March 31,
	2018	2017
	(unaudited)
	(In thousands)

Balance at beginning of period	$264,933	$248,980
Cumulative effect of change in accounting	-	352
Balance at beginning of period, as adjusted	264,933	249,332
Net income	9,161	5,974
Cash dividends declared	(3,206)	(2,133)
Issuance of common stock	13	25
Share based compensation	407	432
Share based compensation withholding obligation	(888)	(427)
Net change in accumulated other comprehensive loss, net of related tax effect	(2,503)	2,272
Balance at end of period	$267,917	$255,475

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2018 and December 31, 2017, and the results of operations for the three-month periods ended March 31, 2018 and 2017.  The results of operations for the three-month period ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the valuation of capitalized mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2017 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases  (Topic 842)”.  This ASU amends existing guidance related to the accounting for leases. These amendments, among other things, require lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. This amended guidance is effective for us on January 1, 2019 and is not expected to have a material impact on our consolidated operating results or financial condition.  Based on a review of our operating leases that we currently have in place we do not expect a material change in the recognition, measurement and presentation of lease expense or impact on cash flow.  While the primary impact will be the recognition of certain operating leases on our Condensed Consolidated Statements of Financial Condition this impact is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For securities available for sale, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We began evaluating this ASU in 2016 and have formed a committee that includes personnel from various areas of Independent Bank (the “Bank”) that meets regularly to discuss the implementation of the ASU.  We are currently in the process of gathering data and reviewing loss methodologies and have engaged third party resources that will assist us in the implementation of this ASU.  While we have not yet determined what the impact will be on our consolidated operating results or financial condition by the nature of the implementation of an expected loss model compared to an incurred loss approach, we would expect our allowance for loan losses (“AFLL”) to increase under this ASU.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, (“ASU 2014-09”). This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  We adopted this ASU using the modified retrospective approach with no material impact to our accumulated deficit at January 1, 2018.  Financial instruments for the most part and related contractual rights and obligations which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance.  Those operating revenue streams that are included in the scope of this amended guidance were not materially impacted.  Results for reporting periods beginning after January 1, 2018 are presented under this ASU while prior period amounts continue to be reported in accordance with legacy GAAP.  The impact of the adoption of this ASU on our Condensed Consolidated Statements of Operations for the three month period ending March 31, 2018 is summarized in the table below.  In addition, see note #17 for further discussion on our accounting policies for operating revenue streams that are included in the scope of this amended guidance.

The impact of the adoption of ASU 2014-09 on our Condensed Consolidated Statement of Operations for the three months ending March 31, 2018 follows:

	As Reported	Under Legacy GAAP	Impact of ASU 2014-09
	(In thousands)

Non-interest income - Interchange income	$2,246	$1,938	$308	(1)

Non-interest expense - interchange expense	$598	$290	308	(1)
Impact on net income			$-

(1)	Represents certain costs charged by payment networks that were previously netted against interchange income.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  This ASU amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amended guidance was effective for us on January 1, 2018.  The adoption of this of this ASU did not have a material impact on our consolidated operating results or financial condition.  As a result of the adoption of this ASU our equity securities previously classified as trading securities are now classified as equity securities at fair value on our March 31, 2018 Condensed Consolidated Statement of Financial Condition.  In addition, this amended guidance impacted certain fair value disclosure items (see note #12).

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”.  This new ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses which distinction determines whether goodwill is recorded or not. This amended guidance was effective for us on January 1, 2018, and did not have a material impact on our consolidated operating results or financial condition.

In January 2017, the FASB issued ASU 2017-4, “Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”.  This new ASU amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, entities should perform their annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment if the carrying amount exceeds the reporting unit’s fair value. This amended guidance is effective for us on January 1, 2020 with early application permitted. Due to our pending acquisition (see note #16) and expectations this ASU will be relevant to us in 2018 we elected to adopt this amended guidance as of January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated operating results or financial condition.

In February 2018, the FASB issued ASU 2018-02, ‘‘Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income’’. This new ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. As a result, this amended guidance eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This amended guidance is effective for us on January 1, 2019, with early application permitted in any period for which financial statements have not yet been issued.  We elected to adopt this amended guidance during the fourth quarter of 2017 and it resulted in a $0.04 million reclassification between accumulated other comprehensive loss and accumulated deficit.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2018
U.S. Treasury	$600	$-	$1	$599
U.S. agency	24,067	15	146	23,936
U.S. agency residential mortgage-backed	138,270	925	1,951	137,244
U.S. agency commercial mortgage-backed	10,218	1	274	9,945
Private label mortgage-backed	28,690	397	636	28,451
Other asset backed	90,559	165	197	90,527
Obligations of states and political subdivisions	154,194	336	2,707	151,823
Corporate	41,954	139	344	41,749
Trust preferred	2,931	-	121	2,810
Foreign government	2,078	-	43	2,035
Total	$493,561	$1,978	$6,420	$489,119

December 31, 2017
U.S. Treasury	$898	$-	$-	$898
U.S. agency	25,667	82	67	25,682
U.S. agency residential mortgage-backed	137,785	1,116	983	137,918
U.S. agency commercial mortgage-backed	9,894	36	170	9,760
Private label mortgage-backed	29,011	428	330	29,109
Other asset backed	93,811	202	115	93,898
Obligations of states and political subdivisions	174,073	755	1,883	172,945
Corporate	47,365	578	90	47,853
Trust preferred	2,929	-	127	2,802
Foreign government	2,087	-	27	2,060
Total	$523,520	$3,197	$3,792	$522,925

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2018
U.S. Treasury	$599	$1	$-	$-	$599	$1
U.S. agency	13,958	101	5,556	45	19,514	146
U.S. agency residential mortgage-backed	44,450	877	31,930	1,074	76,380	1,951
U.S. agency commercial mortgage-backed	5,775	82	4,025	192	9,800	274
Private label mortgage- backed	15,248	349	4,263	287	19,511	636
Other asset backed	37,043	97	13,897	100	50,940	197
Obligations of states and political subdivisions	85,527	1,323	33,654	1,384	119,181	2,707
Corporate	21,244	237	3,893	107	25,137	344
Trust preferred	-	-	2,810	121	2,810	121
Foreign government	481	18	1,554	25	2,035	43
Total	$224,325	$3,085	$101,582	$3,335	$325,907	$6,420

December 31, 2017
U.S. agency	$5,466	$26	$5,735	$41	$11,201	$67
U.S. agency residential mortgage-backed	22,198	229	40,698	754	62,896	983
U.S. agency commercial mortgage-backed	2,181	34	3,994	136	6,175	170
Private label mortgage-backed	11,390	92	4,396	238	15,786	330
Other asset backed	20,352	40	16,648	75	37,000	115
Obligations of states and political subdivisions	76,574	936	28,246	947	104,820	1,883
Corporate	14,440	33	3,943	57	18,383	90
Trust preferred	-	-	2,802	127	2,802	127
Foreign government	489	10	1,571	17	2,060	27
Total	$153,090	$1,400	$108,033	$2,392	$261,123	$3,792

Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet the aforementioned recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. Treasury, U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2018, we had one U.S. Treasury, 43 U.S. agency, 134 U.S. agency residential mortgage-backed and 18 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label  mortgage backed securities — at March 31, 2018, we had 27 of this type of security whose fair value is less than amortized cost. Unrealized losses are primarily due to credit spread widening and increases in interest rates since their acquisition.

Two private label mortgage-backed securities (included in the securities discussed further below) were reviewed for other than temporary impairment (“OTTI”) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.  Our cash flow analysis forecasts complete recovery of our cost basis for these two securities whose fair value is less than amortized cost.  See further discussion below.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at March 31, 2018, we had 103 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2018, we had 382 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. Tax exempt securities have been negatively impacted by lower federal tax rates signed into law in December, 2017. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at March 31, 2018, we had 26 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at March 31, 2018, we had three trust preferred securities whose fair value is less than amortized cost. All of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Two of the three securities are rated by two major rating agencies as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.9 million as of March 31, 2018, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$1,875	$(56)	$1,860	$(69)
Unrated issues	935	(65)	942	(58)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Foreign government — at March 31, 2018, we had two foreign government securities whose fair value is less than amortized cost. The unrealized losses are primarily due to increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2018 and 2017, respectively.

At March 31, 2018, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

Fair value	$996	$921	$58	$1,975
Amortized cost	853	756	-	1,609
Non-credit unrealized loss	-	-	-	-
Unrealized gain	143	165	58	366
Cumulative credit related OTTI	757	457	380	1,594

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at March 31, 2018.  The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$1,594	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Balance at end of period	$1,594	$1,594

The amortized cost and fair value of securities available for sale at March 31, 2018, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$27,598	$27,580
Maturing after one year but within five years	76,940	76,334
Maturing after five years but within ten years	68,816	67,803
Maturing after ten years	52,470	51,235
	225,824	222,952
U.S. agency residential mortgage-backed	138,270	137,244
U.S. agency commercial mortgage-backed	10,218	9,945
Private label mortgage-backed	28,690	28,451
Other asset backed	90,559	90,527
Total	$493,561	$489,119

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2018	$22,277	$76	$95
2017	6,152	106	-

Certain preferred stocks have been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition beginning  on January 1, 2018.  Previously these preferred stocks were classified as trading securities.  See note #2.  During the three months ended March 31, 2018 and 2017 we recognized losses on these preferred stocks of $0.154 million and $0.079 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  These amounts relate to preferred stock still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2018
Balance at beginning of period	$5,595	$8,733	$864	$7,395	$22,587
Additions (deductions)
Provision for loan losses	(135)	147	69	234	315
Recoveries credited to the allowance	606	180	228	-	1,014
Loans charged against the allowance	(40)	(439)	(366)	-	(845)
Balance at end of period	$6,026	$8,621	$795	$7,629	$23,071

2017
Balance at beginning of period	$4,880	$8,681	$1,011	$5,662	$20,234
Additions (deductions)
Provision for loan losses	(61)	(699)	133	268	(359)
Recoveries credited to the allowance	404	486	239	-	1,129
Loans charged against the allowance	(135)	(359)	(472)	-	(966)
Balance at end of period	$5,088	$8,109	$911	$5,930	$20,038

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
March 31, 2018
Allowance for loan losses
Individually evaluated for impairment	$739	$5,345	$248	$-	$6,332
Collectively evaluated for impairment	5,287	3,276	547	7,629	16,739
Total ending allowance balance	$6,026	$8,621	$795	$7,629	$23,071

Loans
Individually evaluated for impairment	$8,348	$51,830	$3,891		$64,069
Collectively evaluated for impairment	851,338	840,396	322,094		2,013,828
Total loans recorded investment	859,686	892,226	325,985		2,077,897
Accrued interest included in recorded investment	2,269	3,316	877		6,462
Total loans	$857,417	$888,910	$325,108		$2,071,435

December 31, 2017
Allowance for loan losses
Individually evaluated for impairment	$837	$5,725	$277	$-	$6,839
Collectively evaluated for impairment	4,758	3,008	587	7,395	15,748
Total ending allowance balance	$5,595	$8,733	$864	$7,395	$22,587

Loans
Individually evaluated for impairment	$8,420	$53,179	$3,945		$65,544
Collectively evaluated for impairment	847,140	799,629	313,005		1,959,774
Total loans recorded investment	855,560	852,808	316,950		2,025,318
Accrued interest included in recorded investment	2,300	3,278	923		6,501
Total loans	$853,260	$849,530	$316,027		$2,018,817

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
March 31, 2018
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	-	-
Commercial and industrial	-	439	439
Mortgage
1-4 family	-	4,213	4,213
Resort lending	-	762	762
Home equity - 1st lien	-	309	309
Home equity - 2nd lien	-	301	301
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	150	150
Home equity - 2nd lien	-	241	241
Boat lending	-	66	66
Recreational vehicle lending	-	14	14
Other	-	134	134
Total recorded investment	$-	$6,629	$6,629
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2017
Commercial
Income producing - real estate	$-	$30	$30
Land, land development and construction - real estate	-	9	9
Commercial and industrial	-	607	607
Mortgage
1-4 family	-	5,130	5,130
Resort lending	-	1,223	1,223
Home equity - 1st lien	-	326	326
Home equity - 2nd lien	-	316	316
Purchased loans	-	-	-
Installment
Home equity - 1st lien	-	141	141
Home equity - 2nd lien	-	159	159
Boat lending	-	100	100
Recreational vehicle lending	-	25	25
Other	-	118	118
Total recorded investment	$-	$8,184	$8,184
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2018
Commercial
Income producing - real estate	$-	$-	$-	$-	$304,709	$304,709
Land, land development and construction - real estate	-	-	-	-	51,382	51,382
Commercial and industrial	41	8	-	49	503,546	503,595
Mortgage
1-4 family	2,598	443	4,213	7,254	665,487	672,741
Resort lending	85	-	762	847	86,582	87,429
Home equity - 1st lien	61	264	309	634	37,191	37,825
Home equity - 2nd lien	334	254	301	889	59,598	60,487
Purchased loans	9	1	-	10	33,734	33,744
Installment
Home equity - 1st lien	174	-	150	324	8,497	8,821
Home equity - 2nd lien	157	59	241	457	8,411	8,868
Boat lending	156	8	66	230	134,383	134,613
Recreational vehicle lending	30	24	14	68	98,489	98,557
Other	124	61	134	319	74,807	75,126
Total recorded investment	$3,769	$1,122	$6,190	$11,081	$2,066,816	$2,077,897
Accrued interest included in recorded investment	$46	$17	$-	$63	$6,399	$6,462

December 31, 2017
Commercial
Income producing - real estate	$-	$-	$30	$30	$290,466	$290,496
Land, land development and construction - real estate	9	-	-	9	70,182	70,191
Commercial and industrial	60	-	44	104	494,769	494,873
Mortgage
1-4 family	1,552	802	5,130	7,484	625,638	633,122
Resort lending	713	-	1,223	1,936	88,620	90,556
Home equity - 1st lien	308	38	326	672	34,689	35,361
Home equity - 2nd lien	353	155	316	824	58,834	59,658
Purchased loans	7	-	-	7	34,104	34,111
Installment
Home equity - 1st lien	90	11	141	242	9,213	9,455
Home equity - 2nd lien	217	94	159	470	9,001	9,471
Boat lending	59	36	100	195	129,777	129,972
Recreational vehicle lending	28	20	25	73	92,737	92,810
Other	275	115	118	508	74,734	75,242
Total recorded investment	$3,671	$1,271	$7,612	$12,554	$2,012,764	$2,025,318
Accrued interest included in recorded investment	$43	$22	$-	$65	$6,436	$6,501

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	March 31, 2018	December 31, 2017
Impaired loans with no allocated allowance	(In thousands)
TDR	$382	$349
Non - TDR	164	175
Impaired loans with an allocated allowance
TDR - allowance based on collateral	1,988	2,482
TDR - allowance based on present value cash flow	61,261	62,113
Non - TDR - allowance based on collateral	-	148
Total impaired loans	$63,795	$65,267

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$533	$684
TDR - allowance based on present value cash flow	5,799	6,089
Non - TDR - allowance based on collateral	-	66
Total amount of allowance for loan losses allocated	$6,332	$6,839

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows (1):

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-	$-	$-
Land, land development & construction-real estate	-	-	-	-	-	-
Commercial and industrial	515	541	-	524	549	-
Mortgage
1-4 family	35	476	-	2	469	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	1	94	-	1	69	-
Home equity - 2nd lien	-	-	-	-	-	-
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	17	-	-	-	-
	551	1,128	-	527	1,087	-
With an allowance recorded:
Commercial
Income producing - real estate	5,178	5,158	344	5,195	5,347	347
Land, land development & construction-real estate	156	155	5	166	194	9
Commercial and industrial	2,499	2,556	390	2,535	2,651	481
Mortgage
1-4 family	35,885	37,464	3,248	36,848	38,480	3,454
Resort lending	15,579	15,607	2,044	15,978	16,046	2,210
Home equity - 1st lien	154	160	36	173	236	43
Home equity - 2nd lien	177	212	17	178	213	18
Installment
Home equity - 1st lien	1,622	1,738	106	1,667	1,804	108
Home equity - 2nd lien	1,761	1,778	114	1,793	1,805	140
Boat lending	1	5	1	1	5	1
Recreational vehicle lending	87	87	5	90	90	5
Other	419	443	22	393	418	23
	63,518	65,363	6,332	65,017	67,289	6,839
Total
Commercial
Income producing - real estate	5,178	5,158	344	5,195	5,347	347
Land, land development & construction-real estate	156	155	5	166	194	9
Commercial and industrial	3,014	3,097	390	3,059	3,200	481
Mortgage
1-4 family	35,920	37,940	3,248	36,850	38,949	3,454
Resort lending	15,579	15,607	2,044	15,978	16,046	2,210
Home equity - 1st lien	154	160	36	173	236	43
Home equity - 2nd lien	177	212	17	178	213	18
Installment
Home equity - 1st lien	1,623	1,832	106	1,668	1,873	108
Home equity - 2nd lien	1,761	1,778	114	1,793	1,805	140
Boat lending	1	5	1	1	5	1
Recreational vehicle lending	87	87	5	90	90	5
Other	419	460	22	393	418	23
Total	$64,069	$66,491	$6,332	$65,544	$68,376	$6,839

Accrued interest included in recorded investment	$274			$277

(1)	There were no impaired purchased mortgage loans at March 31, 2018 or December 31, 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows (1):

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	(In thousands)
Commercial
Income producing - real estate	$-	$-	$444	$-
Land, land development & construction-real estate	-	-	16	-
Commercial and industrial	520	4	1,171	-
Mortgage
1-4 family	19	6	2	4
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	2	-	1
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	540	12	1,633	5
With an allowance recorded
Commercial
Income producing - real estate	5,187	68	7,739	105
Land, land development & construction-real estate	161	2	203	2
Commercial and industrial	2,517	32	4,099	35
Mortgage
1-4 family	36,367	458	40,900	464
Resort lending	15,779	164	16,795	161
Home equity - 1st lien	164	2	235	2
Home equity - 2nd lien	178	2	254	2
Installment
Home equity - 1st lien	1,645	29	1,939	34
Home equity - 2nd lien	1,777	27	2,362	35
Boat lending	1	-	1	-
Recreational vehicle lending	89	1	108	1
Other	406	6	385	7
	64,271	791	75,020	848
Total
Commercial
Income producing - real estate	5,187	68	8,183	105
Land, land development & construction-real estate	161	2	219	2
Commercial and industrial	3,037	36	5,270	35
Mortgage
1-4 family	36,386	464	40,902	468
Resort lending	15,779	164	16,795	161
Home equity - 1st lien	164	2	235	2
Home equity - 2nd lien	178	2	254	2
Installment
Home equity - 1st lien	1,646	31	1,939	35
Home equity - 2nd lien	1,777	27	2,362	35
Boat lending	1	-	1	-
Recreational vehicle lending	89	1	108	1
Other	406	6	385	7
Total	$64,811	$803	$76,653	$853

(1)	There were no impaired purchased mortgage loans during the three month periods ended March 31, 2018 and 2017, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

Troubled debt restructurings follow:

	March 31, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,880	$52,022		$59,902
Non-performing TDRs(2)	275	3,454	(3)	3,729
Total	$8,155	$55,476		$63,631

	December 31, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,748	$52,367		$60,115
Non-performing TDRs(2)	323	4,506	(3)	4,829
Total	$8,071	$56,873		$64,944

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $6.3 million and $6.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow(1):

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2018
Commercial
Income producing - real estate	1	$67	$67
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	434	434
Mortgage
1-4 family	3	228	211
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	98	99
Home equity - 2nd lien	1	61	61
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	35	32
Total	12	$923	$904

2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	133	133
Mortgage
1-4 family	1	17	17
Resort lending	1	189	189
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	34	37
Home equity - 2nd lien	2	45	46
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	9	$418	$422

(1)	There were no purchased mortgage loans classified as troubled debt restructurings during the three month periods ended March 31, 2018 and 2017, respectively.

The troubled debt restructurings described above for 2018 decreased the allowance for loan losses by $0.03 million and resulted in zero charge offs while the troubled debt restructurings described above for 2017 increased the allowance for loan losses by $0.05 million and resulted in zero charge offs.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three months ended March 31, 2018 and 2017.

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

Rating 10 and 11: These loans are generally referred to as our ‘‘substandard - non-accrual’’ and ‘‘doubtful’’ commercial credits. Our doubtful rating includes a sub classification for a loss rate other than 50% (which is the standard doubtful loss rate).  These ratings include loans to borrowers with weaknesses that make collection of debt in full, on the basis of current facts, conditions and values at best questionable and at worst improbable. All of these loans are placed in non-accrual.

Rating 12: These loans are generally referred to as our “loss” commercial credits. This rating includes loans to borrowers that are deemed incapable of repayment and are charged-off.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:
	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
	(In thousands)
March 31, 2018
Income producing - real estate	$303,189	$1,225	$295	$-	$304,709
Land, land development and construction - real estate	48,916	2,466	-	-	51,382
Commercial and industrial	466,289	27,389	9,478	439	503,595
Total	$818,394	$31,080	$9,773	$439	$859,686
Accrued interest included in total	$2,122	$103	$44	$-	$2,269

December 31, 2017
Income producing - real estate	$288,869	$1,293	$304	$30	$290,496
Land, land development and construction - real estate	70,122	60	-	9	70,191
Commercial and industrial	463,570	28,351	2,345	607	494,873
Total	$822,561	$29,704	$2,649	$646	$855,560
Accrued interest included in total	$2,198	$94	$8	$-	$2,300

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Purchased Loans	Total
	(In thousands)
March 31, 2018
800 and above	$68,918	$9,759	$6,990	$7,107	$7,862	$100,636
750-799	279,211	35,228	17,235	23,504	17,462	372,640
700-749	154,631	21,334	8,177	16,633	7,891	208,666
650-699	91,118	11,740	2,970	7,336	423	113,587
600-649	25,015	2,963	1,226	2,609	-	31,813
550-599	15,341	2,486	418	1,470	-	19,715
500-549	8,755	749	480	1,102	-	11,086
Under 500	2,905	266	180	377	-	3,728
Unknown	26,847	2,904	149	349	106	30,355
Total	$672,741	$87,429	$37,825	$60,487	$33,744	$892,226
Accrued interest included in total	$2,400	$370	$165	$283	$98	$3,316

December 31, 2017
800 and above	$70,540	$11,625	$6,169	$7,842	$7,983	$104,159
750-799	265,907	36,015	16,561	24,126	17,651	360,260
700-749	146,302	22,099	7,317	15,012	7,937	198,667
650-699	83,695	12,145	2,793	7,420	426	106,479
600-649	25,087	3,025	1,189	2,512	-	31,813
550-599	15,136	2,710	518	1,118	-	19,482
500-549	9,548	1,009	397	1,156	-	12,110
Under 500	2,549	269	260	385	-	3,463
Unknown	14,358	1,659	157	87	114	16,375
Total	$633,122	$90,556	$35,361	$59,658	$34,111	$852,808
Accrued interest included in total	$2,361	$371	$157	$294	$95	$3,278

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
March 31, 2018
800 and above	$829	$636	$17,303	$17,684	$5,808	$42,260
750-799	1,739	1,731	75,796	56,527	28,221	164,014
700-749	1,713	1,900	30,043	18,801	21,211	73,668
650-699	1,679	1,963	8,556	4,178	9,247	25,623
600-649	1,500	1,231	2,006	907	2,376	8,020
550-599	862	1,137	577	308	806	3,690
500-549	444	164	243	107	440	1,398
Under 500	40	76	32	5	142	295
Unknown	15	30	57	40	6,875	7,017
Total	$8,821	$8,868	$134,613	$98,557	$75,126	$325,985
Accrued interest included in total	$32	$38	$331	$248	$228	$877

December 31, 2017
800 and above	$815	$825	$15,531	$16,754	$7,060	$40,985
750-799	1,912	1,952	73,251	52,610	28,422	158,147
700-749	1,825	2,142	28,922	17,993	20,059	70,941
650-699	1,840	2,036	9,179	4,270	9,258	26,583
600-649	1,567	1,065	2,052	754	2,402	7,840
550-599	950	1,028	640	305	871	3,794
500-549	499	303	281	83	475	1,641
Under 500	32	88	57	6	194	377
Unknown	15	32	59	35	6,501	6,642
Total	$9,455	$9,471	$129,972	$92,810	$75,242	$316,950
Accrued interest included in total	$39	$43	$346	$254	$241	$923

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.5 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.4 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively.

In March 2018, we sold $16.5 million of single-family residential fixed and adjustable rate mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.05 million.  These mortgage loans were all on properties located in Ohio, had a weighted average interest rate of 3.59% and were sold primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    Shareholders’ Equity and Earnings Per Common Share

On January 22, 2018, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2018.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  We did not repurchase any shares of common stock during the three months ended March 31, 2018.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$9,161	$5,974

Weighted average shares outstanding (1)	21,365	21,308
Effect of stock options	135	152
Stock units for deferred compensation plan for non-employee directors	125	119
Performance share units	49	60
Weighted average shares outstanding for calculation of diluted earnings per share	21,674	21,639

Net income per common share
Basic (1)	$0.43	$0.28
Diluted	$0.42	$0.28

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2018 and 2017, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2018
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$15,000	3.4	$426
Interest rate cap agreements	45,000	3.3	1,474
	$60,000	3.3	$1,900
No hedge designation
Rate-lock mortgage loan commitments	$42,159	0.1	$958
Mandatory commitments to sell mortgage loans	61,743	0.1	(123)
Pay-fixed interest rate swap agreements - commercial	80,449	6.2	1,348
Pay-variable interest rate swap agreements - commercial	80,449	6.2	(1,348)
Pay-variable interest rate swap agreements	10,000	0.4	-
Purchased options	3,119	3.2	229
Written options	3,119	3.2	(229)
Total	$281,038	3.8	$835

	December 31, 2017
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$15,000	3.7	$245
Interest rate cap agreements	45,000	3.5	976
	$60,000	3.6	$1,221
No hedge designation
Rate-lock mortgage loan commitments	$25,032	0.1	$530
Mandatory commitments to sell mortgage loans	56,127	0.1	37
Pay-fixed interest rate swap agreements - commercial	75,990	6.2	292
Pay-variable interest rate swap agreements - commercial	75,990	6.2	(292)
Purchased options	3,119	3.5	322
Written options	3,119	3.5	(322)
Total	$239,377	4.1	$567

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our balance sheet, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.  Unrecognized premiums from interest rate caps aggregated to $0.9 million at both March 31, 2018 and December 31, 2017, respectively.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.29 million, of unrealized gains on Cash Flow Hedges at March 31, 2018 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized in interest expense.  The maximum term of the Cash Flow Hedge at March 31, 2018 is 3.7 years.

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

We have a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons.  We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party.  The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the interest rate swap agreements noted as commercial in the table above with no hedge designation relate to this program.

We have also entered into a pay-variable interest rate swap agreement unrelated to the commercial loan program noted above.  While we have not designated this swap agreement as an accounting hedge the use of this hedge has the expectation to turn certain short-term fixed rate debt into short-term variable rate debt.  The change in the swap agreement fair value will be recorded in earnings in our Condensed Consolidated Statement of Operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$426	Other assets	$245	Other liabilities	$-	Other liabilities	$-
Interest rate cap agreements	Other assets	1,474	Other assets	976	Other liabilities	-	Other liabilities	-
		1,900		1,221		-		-
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	958	Other assets	530	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	37	Other liabilities	123	Other liabilities	-
Pay-fixed interest rate swap agreements - commercial	Other assets	1,526	Other assets	631	Other liabilities	178	Other liabilities	339
Pay-variable interest rate swap agreements - commercial	Other assets	178	Other assets	339	Other liabilities	1,526	Other liabilities	631
Pay-variable interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	229	Other assets	322	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	229	Other liabilities	322
		2,891		1,859		2,056		1,292
Total derivatives		$4,791		$3,080		$2,056		$1,292

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2018	2017	Portion)	2018	2017	in Income (1)	2018	2017
	(In thousands)
Cash Flow Hedges
Interest rate cap agreements	$513	$-	Interest expense	$7	$-	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	171	-	Interest expense	(1)	-	Interest expense	12	-
Total	$684	$-		$6	$-		$12	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on on mortage loans	$428	$371
Mandatory commitments to sell mortgage loans						Net gains on on mortage loans	(160)	(796)
Pay-fixed interest rate swap agreements - commercial						Interest income	1,056	110
Pay-variable interest rate swap agreements - commercial						Interest income	(1,056)	(110)
Pay-variable interest rate swap agreements						Interest expense	-	-
Purchased options						Interest expense	(93)	69
Written options						Interest expense	93	(69)
Total							$268	$(425)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.  Intangible Assets

The following table summarizes intangible assets, net of amortization:

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$6,118	$4,618	$6,118	$4,532

Amortization of other intangibles has been estimated through 2022 in the following table.
(In thousands)

Nine months ending December 31, 2018	$260
2019	346
2020	346
2021	346
2022	202
Total	$1,500

8.  Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of March 31, 2018.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2018. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the three month periods ended March 31, 2018 and 2017, pursuant to our long-term incentive plan, we granted 0.04 million and 0.05 million shares of restricted stock, respectively and 0.02 million and 0.02 million performance stock units (“PSU”), respectively to certain officers.  Except for 0.002 million shares of restricted stock issued in 2018 that vest ratably over three years, the shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.002 million shares during each three month period ended March 31, of 2018 and 2017 and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million during each three month period ended March 31, 2018 and 2017.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.05 million and $0.04 million during the three months ended March 31, 2018 and 2017, respectively. The corresponding tax benefit relating to this expense was $0.01 million for each period.

At March 31, 2018, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.0 million.  The weighted-average period over which this amount will be recognized is 2.3 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2018	176,055	$5.24
Granted	-
Exercised	(3,800)	3.39
Forfeited	-
Expired	-
Outstanding at March 31, 2018	172,255	$5.28	3.8	$3,035

Vested and expected to vest at March 31, 2018	172,255	$5.28	3.8	$3,035
Exercisable at March 31, 2018	172,255	$5.28	3.8	$3,035

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	290,527	$15.88
Granted	64,406	23.58
Vested	(95,036)	13.14
Forfeited	(6,028)	17.70
Outstanding at March 31, 2018	253,869	$18.82

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Intrinsic value	$78	$279
Cash proceeds received	$13	$66
Tax benefit realized	$16	$98

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.  Income Tax

Income tax expense was $2.0 million and $2.6 million during the three months ended March 31, 2018 and 2017, respectively.  On December 22, 2017, "H.R. 1" (also known as the "Tax Cuts and Jobs Act") was signed into law.  H.R. 1, among other things, reduced the federal corporate income tax rate to 21% effective January 1, 2018 from 35% during 2017.

Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the first quarters of 2018 and 2017, include reductions of $0.2 million and $0.1 million, respectively, of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2018 and 2017, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both March 31, 2018 and December 31, 2017, we had approximately $0.7 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2018.

10.  Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2018, the Bank had positive undivided profits of $27.1 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2018 and December 31, 2017, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework (the “New Capital Rules”). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions.  The capital conservation buffer began to phase in on January 1, 2016 with 1.875% and 1.25% added to the minimum ratio for adequately capitalized institutions for 2018 and 2017, respectively and 0.625% will be added each subsequent year until fully phased in during 2019.  This capital conservation buffer is not reflected in the table that follows.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer.  The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.  As to the quality of capital, the New Capital Rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total capital to risk-weighted assets
Consolidated	$318,837	15.24%	$167,402	8.00%	NA	NA
Independent Bank	301,081	14.40	167,291	8.00	$209,114	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$294,755	14.09%	$125,551	6.00%	NA	NA
Independent Bank	276,999	13.25	125,468	6.00	$167,291	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$260,255	12.44%	$94,164	4.50%	NA	NA
Independent Bank	276,999	13.25	94,101	4.50	$135,924	6.50%

Tier 1 capital to average assets
Consolidated	$294,755	10.64%	$110,783	4.00%	NA	NA
Independent Bank	276,999	10.01	110,726	4.00	$138,408	5.00%

December 31, 2017
Total capital to risk-weighted assets
Consolidated	$312,163	15.16%	$164,782	8.00%	NA	NA
Independent Bank	290,188	14.10	164,675	8.00	$205,843	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$288,451	14.00%	$123,586	6.00%	NA	NA
Independent Bank	266,476	12.95	123,506	6.00	$164,675	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$255,934	12.43%	$92,690	4.50%	NA	NA
Independent Bank	266,476	12.95	92,630	4.50	$133,798	6.50%

Tier 1 capital to average assets
Consolidated	$288,451	10.57%	$109,209	4.00%	NA	NA
Independent Bank	266,476	9.78	109,041	4.00	$136,301	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Total shareholders' equity	$267,917	$264,933	$276,646	$269,481
Add (deduct)
Accumulated other comprehensive (gain) loss for regulatory purposes	2,705	201	2,705	201
Intangible assets	(1,500)	(1,269)	(1,500)	(1,269)
Disallowed deferred tax assets	(8,867)	(7,931)	(852)	(1,937)
Common equity tier 1 capital	260,255	255,934	276,999	266,476
Qualifying trust preferred securities	34,500	34,500	-	-
Disallowed deferred tax assets	-	(1,983)	-	-
Tier 1 capital	294,755	288,451	276,999	266,476
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	24,082	23,712	24,082	23,712
Total risk-based capital	$318,837	$312,163	$301,081	$290,188

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (equity securities at fair value, trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our trading portfolio for which there are quoted prices in active markets and US Treasuries in our securities available for sale portfolio.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on agency cash window loan pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018 and December 31, 2017, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net (gains) losses on other real estate and repossessed assets, which is part of non-interest expense - other in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Appraisals for both collateral-dependent impaired loans and other real estate  are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. Once received, an independent third party, or a member of our Collateral Evaluation Department (for commercial properties), or a member of our Special Assets/ORE Group (for residential properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. We compare the actual selling price of collateral that has been sold to the most recent appraised value of our properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. For commercial and residential properties we typically discount an appraisal to account for various factors that the appraisal excludes in its assumptions. These additional discounts generally do not result in material adjustments to the appraised value.

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

Derivatives:  The fair value of rate-lock mortgage loan commitments is based on agency cash window loan pricing for comparable assets and the fair value of mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2). The fair value of interest rate swap and interest rate cap agreements are derived from proprietary models which utilize current market data.  The significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2). The fair value of purchased and written options is based on prices of financial instruments with similar characteristics and do not typically involve judgment by management (recurring Level 2).

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
	(In thousands)
March 31, 2018:
Measured at Fair Value on a Recurring Basis
Assets
Equity securities at fair value	$301	$301	$-	$-
Securities available for sale
U.S. Treasury	599	599	-	-
U.S. agency	23,936	-	23,936	-
U.S. agency residential mortgage-backed	137,244	-	137,244	-
U.S. agency commercial mortgage-backed	9,945	-	9,945	-
Private label mortgage-backed	28,451	-	28,451	-
Other asset backed	90,527	-	90,527	-
Obligations of states and political subdivisions	151,823	-	151,823	-
Corporate	41,749	-	41,749	-
Trust preferred	2,810	-	2,810	-
Foreign government	2,035	-	2,035	-
Loans held for sale	34,148	-	34,148	-
Capitalized mortgage loan servicing rights	17,783	-	-	17,783
Derivatives (1)	4,791	-	4,791	-
Liabilities
Derivatives (2)	2,056	-	2,056	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	302	-	-	302
Land, land development & construction-real estate	3	-	-	3
Commercial and industrial	874	-	-	874
Mortgage
1-4 family	276	-	-	276
Other real estate (4)
Mortgage
1-4 family	35	-	-	35
Resort lending	136	-	-	136

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2017:
Measured at Fair Value on a Recurring Basis:
Assets
Trading securities	$455	$455	$-	$-
Securities available for sale
U.S. Treasury	898	898	-	-
U.S. agency	25,682	-	25,682	-
U.S. agency residential mortgage-backed	137,918	-	137,918	-
U.S. agency commercial mortgage-backed	9,760	-	9,760	-
Private label mortgage-backed	29,109	-	29,109	-
Other asset backed	93,898	-	93,898	-
Obligations of states and political subdivisions	172,945	-	172,945	-
Corporate	47,853	-	47,853	-
Trust preferred	2,802	-	2,802	-
Foreign government	2,060	-	2,060	-
Loans held for sale	39,436	-	39,436	-
Capitalized mortgage loan servicing rights	15,699	-	-	15,699
Derivatives (1)	3,080	-	3,080	-
Liabilities
Derivatives (2)	1,292	-	1,292	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	274	-	-	274
Land, land development & construction-real estate	9	-	-	9
Commercial and industrial	1,051	-	-	1,051
Mortgage
1-4 family	339	-	-	339
Resort lending	207	-	-	207
Other real estate (4)
Mortgage
1-4 family	186	-	-	186
Resort lending	65	-	-	65

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2018
Equity securities at fair value	$(154)	$-	$-	$(154)
Loans held for sale	-	(153)	-	(153)
Capitalized mortgage loan servicing rights	-	-	1,029	1,029

2017
Trading securities	$(79)	$-	$-	$(79)
Loans held for sale	-	581	-	581
Capitalized mortgage loan servicing rights	-	-	(264)	(264)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three month periods ended March 31, 2018 and 2017 relating to assets measured at fair value on a non-recurring basis:

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $2.0 million, with a valuation allowance of $0.5 million at March 31, 2018, and had a carrying amount of $2.6 million, with a valuation allowance of $0.7 million at December 31, 2017.  The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.1 million and $0.3 million during the three month periods ended March 31, 2018 and 2017, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.2 million which is net of a valuation allowance of $0.1 million at March 31, 2018, and a carrying amount of $0.3 million, which is net of a valuation allowance of $0.1 million, at December 31, 2017. An additional charge relating to other real estate measured at fair value of $0.02 million and $0.02 million was included in our results of operations during the three month periods ended March 31, 2018 and 2017, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2018	2017
	(In thousands)
Beginning balance	$15,699	$-
Change in accounting	-	14,213
Beginning balance, as adjusted	15,699	14,213
Total gains (losses) realized and unrealized:
Included in results of operations	1,029	(264)
Included in other comprehensive income (loss)	-	-
Purchases, issuances, settlements, maturities and calls	1,055	778
Transfers in and/or out of Level 3	-	-
Ending balance	$17,783	$14,727

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$1,029	$(264)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2018
Capitalized mortgage loan servicing rights	$17,783	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$ 66 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.70% to 2.70%	2.70%

December 31, 2017
Capitalized mortgage loan servicing rights	$15,699	Present value of net	Discount rate	9.88% to 11.00%	10.11%
		servicing revenue	Cost to service	$ 66 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.24% to 2.24%	2.24%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2018
Impaired loans
Commercial	$1,179	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 25.0%	(3.9)%
Mortgage	276	Sales comparison approach	Adjustment for differences between comparable sales	(30.9) to 77.9	7.0

Other real estate
Mortgage	171	Sales comparison approach	Adjustment for differences between comparable sales	(33.0) to 44.5	(2.0)

December 31, 2017
Impaired loans
Commercial	1,334	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 25.0%	(4.5)%
Mortgage	546	Sales comparison approach	Adjustment for differences between comparable sales	(21.1) to 34.1	(2.7)

Other real estate
Mortgage	251	Sales comparison approach	Adjustment for differences between comparable sales	(33.0) to 44.5	(1.0)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2018	$34,148	$691	$33,457
December 31, 2017	39,436	844	38,592

12.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As discussed in note #2, we adopted ASU 2016-02 as of January 1, 2018.  This new ASU requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. All of estimated fair values of our financial instruments in the table below at March 31, 2018 have used this exit price notion.   In addition, except as discussed below in the net loans and loans held for sale section, all of our financial assets and liabilities have historically been valued using an exit price notion.  This new ASU also removes the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The methods and significant assumptions for those financial instruments measured at amortized cost disclosed below are presented for fair values at December 31, 2017.

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

Securities:  Financial instrument assets actively traded in a secondary market have been valued using quoted market prices.  Equity securities at fair value, trading securities and U.S. Treasury securities available for sale are classified as Level 1 while all other securities available for sale are classified as Level 2 as described in note #11.

Federal Home Loan Bank and Federal Reserve Bank stock:  It is not practicable to determine the fair value of FHLB and FRB stock due to restrictions placed on transferability.

Net loans and loans held for sale:  The fair value of loans at December 31, 2017 is calculated by discounting estimated future cash flows using estimated market discount rates that reflect credit and interest-rate risk inherent in the loans and do not necessarily represent an exit price. Loans are classified as Level 3. Impaired loans are valued at the lower of cost or fair value as described in note #11. Loans held for sale are classified as Level 2 as described in note #11.

Accrued interest receivable and payable:  The recorded book balance of accrued interest receivable and payable approximate fair value and are classified at the same Level as the asset and liability they are associated with.

Derivative financial instruments:  The fair value of rate-lock mortgage loan commitments is based on agency cash window loan pricing for comparable assets, the fair value of mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets, the fair value of interest rate swap and interest rate cap agreements is derived from proprietary models which utilize current market data whose significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management and the fair value of purchased and written options is based on prices of financial instruments with similar characteristics and do not typically involve judgment by management. Each of these instruments has been classified as Level 2 as described in note #11.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2018
Assets
Cash and due from banks	$29,126	$29,126	$29,126	$-	$-
Interest bearing deposits	13,250	13,250	13,250	-	-
Interest bearing deposits - time	1,738	1,738	-	1,738	-
Equity securities at fair value	301	301	301	-	-
Securities available for sale	489,119	489,119	599	488,520	-
Federal Home Loan Bank and Federal Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale	2,082,512	2,060,458	-	34,148	2,026,310
Accrued interest receivable	8,909	8,909	-	2,535	6,374
Derivative financial instruments	4,791	4,791	-	4,791	-

Liabilities
Deposits with no stated maturity (1)	$1,891,343	$1,891,343	$1,891,343	$-	$-
Deposits with stated maturity (1)	539,058	534,832	-	534,832	-
Other borrowings	27,847	27,981	-	27,981	-
Subordinated debentures	35,569	31,248	-	31,248	-
Accrued interest payable	1,097	1,097	48	1,049	-
Derivative financial instruments	2,056	2,056	-	2,056	-

December 31, 2017
Assets
Cash and due from banks	$36,994	$36,994	$36,994	$-	$-
Interest bearing deposits	17,744	17,744	17,744	-	-
Interest bearing deposits - time	2,739	2,740	-	2,740	-
Trading securities	455	455	455	-	-
Securities available for sale	522,925	522,925	898	522,027	-
Federal Home Loan Bank and Federal Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale	2,035,666	1,962,937	-	39,436	1,923,501
Accrued interest receivable	8,609	8,609	1	2,192	6,416
Derivative financial instruments	3,080	3,080	-	3,080	-

Liabilities
Deposits with no stated maturity (1)	$1,845,716	$1,845,716	$1,845,716	$-	$-
Deposits with stated maturity (1)	554,818	551,489	-	551,489	-
Other borrowings	54,600	54,918	-	54,918	-
Subordinated debentures	35,569	29,946	-	29,946	-
Accrued interest payable	892	892	48	844	-
Derivative financial instruments	1,292	1,292	-	1,292	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $16.8 million and $13.0 million at March 31, 2018 and December 31, 2017, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $46.2 million and $38.0 million March 31, 2018 and December 31, 2017, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with the sale of Mepco Finance Corporation (“Mepco”) (see note #15), we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to these indemnification requirements in our March 31, 2018 Condensed Consolidated Statement of Financial Condition because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims. As of March 31, 2018 these receivables balances had declined to $8.2 million and to date the purchaser has made no claims for indemnification.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.01 million and $0.03 million for the three month periods ended March 31, 2018 and 2017, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.7 million at both March 31, 2018 and December 31, 2017, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains on Cash Flow Hedges	Total
	(In thousands)
For the three months ended March 31,
2018
Balances at beginning of period	$(470)	$(5,798)	$269	$(5,999)
Other comprehensive income (loss) before reclassifications	(3,054)	-	541	(2,513)
Amounts reclassified from AOCL	15	-	(5)	10
Net current period other comprehensive income (loss)	(3,039)	-	536	(2,503)
Balances at end of period	$(3,509)	$(5,798)	$805	$(8,502)

2017
Balances at beginning of period	$(3,310)	$(5,798)	$-	$(9,108)
Cumulative effect of change in accounting	300	-	-	300
Balances at beginning of period, as adjusted	(3,010)	(5,798)	-	(8,808)
Other comprehensive income before reclassifications	2,341	-	-	2,341
Amounts reclassified from AOCL	(69)	-	-	(69)
Net current period other comprehensive income	2,272	-	-	2,272
Balances at end of period	$(738)	$(5,798)	$-	$(6,536)

The disproportionate tax effects from securities available for sale arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. Release of material disproportionate tax effects from other comprehensive income to earnings is done by the portfolio method whereby the effects will remain in AOCL as long as we carry a more than insubstantial portfolio of securities available for sale.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:
AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2018
Unrealized losses on securities available for sale
	$(19)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(19)	Total reclassifications before tax
	(4)	Income tax expense
	$(15)	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(6)	Interest expense
	(1)	Income tax expense
	$(5)	Reclassification, net of tax

	$(10)	Total reclassifications for the period, net of tax

2017
Unrealized gains on securities available for sale
	$106	Net gains on securities
	-	Net impairment loss recognized in earnings
	106	Total reclassifications before tax
	37	Income tax expense
	$69	Reclassifications, net of tax

15.	Mepco Sale

On December 30, 2016, Mepco executed an Asset Purchase Agreement (the “APA”) with Seabury Asset Management LLC (“Seabury”). Pursuant to the terms of the APA, we sold our payment plan processing business, payment plan receivables, and certain other assets to Seabury, who also assumed certain liabilities of Mepco.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Recent Acquisition

Effective April 1, 2018, we completed the acquisition of all of the issued and outstanding shares of common stock of TCSB Bancorp, Inc. (‘‘TCSB’’) and merged TCSB into Independent Bank Corporation (“IBCP”), with IBCP as the surviving corporation (the ‘‘Merger’’).  On that same date we also consolidated Traverse City State Bank, TCSB’s wholly-owned subsidiary bank, into the Independent Bank (with the Independent Bank as the surviving institution).  Under the terms of the merger agreement we issued 2.71 million shares of common stock and 0.19 million stock options with a fair value of approximately $64.5 million to the shareholders and option holders of TCSB.  As the transaction did not occur until April 1, 2018, it was not practical to complete the purchase accounting adjustments for inclusion in these Notes to Interim Condensed Consolidated Financial Statements.  We will record this acquisition and related purchase accounting adjustments in the second quarter of 2018.

Our 2018 non-interest expenses include $0.2 million of costs incurred during the three months ended March, 31, 2018 related to the Merger. As of March 31, 2018, prior to any fair value related adjustments, TCSB Bancorp, Inc. had total assets of $343.8 million, total loans of $301.8 million, total deposits of $288.1 million, and total shareholders’ equity of $34.7 million.

17.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method (see note #2). We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which  for the most part are excluded from the scope of ASU 2014-09.  These sources of revenue that are excluded from the scope of this amended guidance include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 82.2% and 79.5% of total revenues at March 31, 2018 and 2017, respectively.

Material sources of revenue that are included in the scope of ASC Topic 606 include service charges on deposits, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of March 31, 2018.

Service charges on deposit accounts and other deposit related income: Revenues are earned on depository accounts for commercial and retail customers and include fees for transaction-based, account maintenance and overdraft services. Transaction-based fees, which includes services such as ATM use fees, stop payment charges and ACH fees are recognized at the time the transaction is executed as that is the time we fulfill our customer’s request.  Account maintenance fees, which includes monthly maintenance services are earned over the course of a month representing the period over which the performance obligation is satisfied. Our obligation for overdraft services is satisfied at the time of the overdraft.

Interchange income: Interchange income primarily includes debit card interchange and network revenues.  Debit card interchange and network revenues are earned on debit card transactions conducted through payment networks such as MasterCard and NYCE. Interchange income is recognized concurrently with the delivery of services on a daily basis. Interchange and network revenues are presented gross of interchange expenses, which are presented separately as a component of non-interest expense.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Investment and insurance commissions:  Investment and insurance commissions include fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided to our customers. Revenue is recognized on an accrual basis at the time the services are performed and are generally based on either the market value of the assets managed or the services provided.  We have an agent relationship with a third party provider of these services and net certain direct costs charged by the third party provider associated with providing these services to our customers.

Net (gains) losses other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three months ending March 31, 2018 that were financed by us.

Disaggregation of our revenue sources by attribute for the three months ending March 31, 2018 follows:

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,972				$1,972
Account service charges	500				500
ATM fees		$345			345
Other		207			207
Business
Overdraft fees	365				365
Account service charges	68				68
ATM fees		8			8
Other		129			129
Interchange income			$2,246		2,246
Asset management revenue				$271	271
Transaction based revenue				167	167

Total	$2,905	$689	$2,246	$438	$6,278

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$689
Investment and insurance commissions					438
Bank owned life insurance					256
Other					560
Total					$1,943

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2017 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. At times, we have experienced a difficult economy in Michigan. Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2018, albeit at an uneven pace.  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, lower levels of new loan defaults, and reduced levels of loan net charge-offs.

Recent Developments. On December 22, 2017, "H.R. 1" (also known as the "Tax Cuts and Jobs Act") was signed into law.  H.R. 1, among other things, reduced the federal corporate income tax rate to 21% effective January 1, 2018.  As a result, we concluded that our deferred tax assets, net (“DTA”) had to be remeasured. Our DTA represents expected corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate income tax rate reduces these anticipated future benefits.  The remeasurement of our DTA at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $6.0 million that was recorded in the fourth quarter of 2017.

On December 4, 2017, we entered into an Agreement and Plan of Merger with TCSB Bancorp, Inc. ("TCSB") (the "Merger Agreement") providing for a business combination of IBCP and TCSB.  On April 1, 2018, TCSB was merged with and into IBCP, with IBCP as the surviving corporation (the "Merger").  In connection with the Merger, on April 1, 2018, IBCP consolidated Traverse City State Bank, TCSB's wholly-owned subsidiary bank, with and into Independent Bank (with Independent Bank as the surviving institution).

We paid aggregate Merger consideration of approximately $64.5 million in IBCP common stock or stock options for all of the shares of TCSB common stock and TCSB stock options issued and outstanding immediately before the effective time of the Merger.

At March 31, 2018, TCSB had $343.8 million of total assets, $301.8 million of loans, $288.1 million of deposits and $34.7 million of shareholders’ equity ($31.9 million of tangible common equity).  TCSB reported a net income of $0.03 million in the first quarter of 2018.  The TCSB first quarter 2018 results were adversely impacted due to $1.0 million of merger expenses.  We expect the Merger to have a significant impact on our second quarter 2018 results because of the inclusion of their operations for the first time that quarter and merger related expenses.

Index
Regulation. On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in ratably over a four-year period that began in 2016.  In 2018, 1.875% is being added to the minimum ratio for adequately capitalized institutions.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer (now 6.375% in 2018).  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.  As of March 31, 2018 and December 31, 2017 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2018 as compared to 2017.

Results of Operations

Summary.  We recorded net income of $9.2 million during the three months ended March 31, 2018, compared to net income of $6.0 million during the three months ended March 31, 2017. The increase in net income is primarily due to increases in net interest income and non-interest income and a decrease in income tax expense that were partially offset by increases in the provision for loan losses and non-interest expense.

Key performance ratios
	Three months ended March 31,
	2018	2017
Net income (annualized) to
Average assets	1.34%	0.95%
Average common shareholders’ equity	14.04	9.63

Net income per common share
Basic	$0.43	$0.28
Diluted	0.42	0.28

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

Net interest income totaled $23.9 million during the first quarter of 2018, which represents a $2.5 million, or 11.5% increase, from the comparable quarter one year earlier.  The increase in net interest income in 2018 compared to 2017 primarily reflects a two basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as an increase in average interest-earning assets.

Total average interest-earning assets were $2.61 billion in the first quarter of 2018 compared to $2.37 billion in the year ago quarter.  Partially offsetting the growth in net interest income was a decline in net recoveries of interest on loans on non-accrual or previously charged-off to $0.18 million in the first quarter of 2018 compared to $0.50 million in the year ago quarter.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds.  The increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans) as well as increases in short-term market interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2018 non-accrual loans averaged $7.5 million compared to $11.6 million in the first quarter of 2017.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,060,720	$23,339	4.57%	$1,685,936	$19,824	4.75%
Tax-exempt loans (1)	2,127	18	3.43	4,067	52	5.19
Taxable securities	422,254	2,635	2.50	521,407	2,754	2.11
Tax-exempt securities (1)	78,345	603	3.08	78,044	698	3.58
Interest bearing cash	32,901	82	1.01	66,708	113	0.69
Other investments	15,543	248	6.47	15,543	199	5.19
Interest Earning Assets	2,611,890	26,925	4.15	2,371,705	23,640	4.02
Cash and due from banks	32,135			33,790
Other assets, net	132,961			153,992
Total Assets	$2,776,986			$2,559,487

Liabilities
Savings and interest- bearing checking	$1,094,981	551	0.20	$1,047,114	283	0.11
Time deposits	564,282	1,736	1.25	482,188	1,160	0.98
Other borrowings	64,890	574	3.59	45,004	470	4.24
Interest Bearing Liabilities	1,724,153	2,861	0.67	1,574,306	1,913	0.49
Non-interest bearing deposits	758,643			704,551
Other liabilities	29,606			29,064
Shareholders’ equity	264,584			251,566
Total liabilities and shareholders’ equity	$2,776,986			$2,559,487

Net Interest Income		$24,064			$21,727

Net Interest Income as a Percent of Average Interest Earning Assets			3.71%			3.69%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21% in 2018 and 35% in 2017.
(2)	Annualized

Index
Reconciliation of Net Interest Margin, Fully Taxable Equivalent ("FTE")

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net interest income	$23,936	$21,466
Add: taxable equivalent adjustment	128	261
Net interest income - taxable equivalent	$24,064	$21,727
Net interest margin (GAAP) (1)	3.69%	3.67%
Net interest margin (FTE) (1)	3.71%	3.69%

(1)	Annualized

Provision for loan losses.  The provision for loan losses was an expense of $0.3 million and a credit of $0.4 million in the first quarters of 2018 and 2017, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.   See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2018.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $11.5 million and $10.3 million during the first three months of 2018 and 2017, respectively. We adopted Financial Accounting Standards Board Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) on January 1, 2018, using the modified retrospective method.  Although ASU 2014-09 did not have any impact on our January 1, 2018 shareholders’ equity or first quarter 2018 net income, it did result in a classification change in non-interest income and non-interest expense as compared to the prior year period.  Specifically, in the first quarter of 2018, interchange income and interchange expense each increased by $0.3 million, due to classification changes under ASU 2014-09 (also see notes #2 and #17 to the Condensed Consolidated Financial Statements included within this report).

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended March 31,
	2018	2017
	(In thousands)
Service charges on deposit accounts	$2,905	$3,009
Interchange income	2,246	1,922
Net gains (losses) on assets
Mortgage loans	2,571	2,571
Securities	(173)	27
Mortgage loan servicing, net	2,221	825
Investment and insurance commissions	438	468
Bank owned life insurance	256	253
Other	1,249	1,264
Total non-interest income	$11,713	$10,339

Service charges on deposit accounts totaled $2.9 million in the first quarter of 2018, a decrease of $0.1 million from the comparable period in 2017.  This decrease was principally due to a decline in treasury management fees due in part to an increase in crediting rates to customers (as a result of increased interest rates).

Interchange income totaled $2.2 million in the first quarter of 2018 compared to $1.9 million in the year ago period.  As discussed above, most of the first quarter 2018 increase in interchange income was due to a reclassification pursuant to ASU 2014-09.  Transaction volume increased 3.4% year-over-year and interchange revenue per transaction was relatively unchanged.

Net gains on mortgage loans were $2.6 million in both the first quarters of 2018 and 2017.   Mortgage loan sales totaled $106.3 million in the first quarter of 2018 compared to $79.7 million in the first quarter of 2017.  Mortgage loans originated totaled $159.0 million in the first quarter of 2018 compared to $158.1 million in the comparable quarter of 2017.

During the last quarter of 2016 and the first half of 2017, we significantly expanded our mortgage-banking operations by adding new employees and opening new loan production offices (Ann Arbor, Brighton, Dearborn, Grosse Pointe, Traverse City and Troy, Michigan and Columbus and Fairlawn, Ohio). This business expansion has accelerated the growth of portfolio mortgage loans and mortgage loans serviced for others, leading to increased mortgage loan interest income and mortgage loan servicing revenue.  However, this expansion has also increased non-interest expenses, particularly compensation and employee benefits and occupancy.  In addition, due to higher interest rates, mortgage loan refinance volume has declined on an industry-wide basis.  It is important to our future results of operations that we effectively and successfully manage this business expansion.

Index
Mortgage Loan Activity
	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Mortgage loans originated	$158,967	$158,081
Mortgage loans sold	106,343	79,691
Net gains on mortgage loans	2,571	2,571
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	2.42%	3.23%
Fair value adjustments included in the Loan Sales Margin	0.11%	0.20%

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 2.31% and 3.03% in the first quarters of 2018 and 2017, respectively. In 2018, our Loan Sales Margin contracted due primarily to competitive factors.  In general, as overall industry-wide mortgage loan origination levels drop, pricing becomes more competitive. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale during each period.

We recorded net gains (losses) on securities of approximately $(0.17) million and $0.03 million in the first quarters of 2018 and 2017, respectively.  The first quarter 2018 net losses on securities are due primarily to a decline in the fair value of equity securities of $0.15 million. First quarter 2018 securities sales of $22.3 million resulted in a small net loss of $0.02 million.  The first quarter 2017 net gains on securities were due primarily to sales of $6.2 million that resulted in net gains of $0.11 million that were partially offset by a $0.08 million decline in the fair value of trading securities.

We recorded no net impairment losses in either the first quarter of 2018 or 2017, for other than temporary impairment of securities available for sale.  (See “Securities.”)

Index

Mortgage loan servicing generated income of $2.2 million and $0.8 million in the first quarters of 2018 and 2017, respectively.  This activity is summarized in the following table:

	Three Months Ended
	March 31, 2018	March 31, 2017
Mortgage loan servicing:	(Dollars in thousands)
Revenue, net	$1,192	$1,089
Fair value change due to price	1,458	145
Fair value change due to pay-downs	(429)	(409)
Total	$2,221	$825

The significant variance in the fair value change due to price relates primarily to the rise in mortgage loan interest rates in the first quarter of 2018.  That increase reduced projected prepayment rates for mortgage loans serviced for others, leading to an increase in fair value.

Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$15,699	$13,671
Change in accounting	-	542
Balance at beginning of period, as adjusted	$15,699	$14,213
Originated servicing rights capitalized	1,055	778
Change in fair value	1,029	(264)
Balance at end of period	$17,783	$14,727

At March 31, 2018 we were servicing approximately $1.86 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.16% and a weighted average service fee of approximately 25.9 basis points. Capitalized mortgage loan servicing rights (recorded at fair value) at March 31, 2018 totaled $17.8 million, representing approximately 95.6 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions were relatively unchanged in the first quarter of 2018 as compared to the year ago period.

We earned $0.26 million and $0.25 million in the first quarters of 2018 and 2017, respectively, principally as a result of increases in the cash surrender value of our separate account bank owned life insurance.  Our separate account is primarily invested in agency mortgage-backed securities and managed by a third-party. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.4 million and $54.6 million at March 31, 2018 and December 31, 2017, respectively.  The reduction in the cash surrender value of our bank owned life insurance during the first quarter of 2018 was due to the receipt of cash on a death claim that was partially offset by net earnings credits.

Index
Other non-interest income was relatively unchanged and totaled $1.25 million and $1.26 million during the first quarters of 2018 and 2017, respectively.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense totaled $23.9 million in the first quarter of 2018 compared to $23.6 million in the year ago period. The components of non-interest expense are as follows:

Non-Interest Expense
	Three months ended March 31,
	2018	2017
	(In thousands)
Compensation	$9,118	$9,672
Performance-based compensation	2,595	1,993
Payroll taxes and employee benefits	2,755	2,482
Compensation and employee benefits	14,468	14,147
Occupancy, net	2,264	2,142
Data processing	1,878	1,937
Furniture, fixtures and equipment	967	977
Communications	680	683
Loan and collection	677	413
Interchange expense	598	283
Advertising	441	506
Legal and professional	378	437
FDIC deposit insurance	230	198
Merger related expenses	174	--
Supplies	165	172
Credit card and bank service fees	96	191
Amortization of intangible assets	86	87
Provision for loss reimbursement on sold loans	11	31
Costs (recoveries) related to unfunded lending commitments	(114)	110
Net (gains) losses on other real estate and repossessed assets	(290)	11
Other	1,426	1,244
Total non-interest expense	$24,135	$23,569

Compensation and employee benefits expenses, in total, increased by $0.3 million, or 2.3%, in the first quarter of 2018, as compared to the year ago period.

Compensation expense decreased by $0.6 million, or 5.7%.  This year-over-year decrease was primarily due to the following factors:  a $0.2 million increase in the amount of compensation that was deferred as direct loan origination costs in the first quarter of 2018 and $0.3 million of additional one-time compensation costs associated with the initial expansion of our mortgage banking operations that were incurred in the first quarter of 2017. Average full-time equivalent employees (“FTEs”) increased by 3.2, or 0.4%, during the first quarter of 2018 compared to the year ago quarter, as additional personnel added due to the expansion of our mortgage-banking operations were largely offset by a decline in employees in our payment plan processing business that was sold in May 2017.

Index
Performance-based compensation increased by $0.6 million in 2018 due primarily to a higher accrual (increased by $0.3 million) for anticipated incentive compensation for salaried employees based on our forecasted 2018 performance as compared to goals, as well as a $0.3 million bonus that was paid to hourly employees in the first quarter of 2018.

Payroll taxes and employee benefits increased $0.3 million in 2018 due primarily to higher payroll taxes, workers’ compensation insurance costs and 401(k) plan costs (the employee match was increased to 4% of eligible compensation in 2018 compared to 3% in 2017).

Occupancy, net, increased $0.1 million, or 5.7%, in the first quarter of 2018 compared to 2017 primarily because of the additional loan production offices opened as described above and higher snow removal costs.

Data processing expense decreased $0.1 million, or 3.0%, in the first quarter of 2018 compared to the year earlier period due primarily to 2017 including expenses related to our payment processing business that was sold in May 2017.

Furniture, fixtures and equipment, communications, advertising and supplies expenses were all relatively unchanged in the first quarter of 2018 as compared to the year earlier period.

Loan and collection expenses primarily reflect costs related to lending activities, including the management and collection of non-performing loans and other problem credits. These expenses increased by $0.3 million in the first quarter of 2018 compared to the year ago quarter, as the first quarter of 2017 included a $0.2 million recovery of previously incurred costs related to a commercial loan relationship.

Interchange expense increased by $0.3 million in the first quarter of 2018 compared to the year ago quarter due primarily to the impact of the implementation of ASU 2014-09 on January 1, 2018.  Prior to the first quarter of 2018, certain processing costs were being netted against interchange income.  As described above, under ASU 2014-09 these costs are no longer being netted against interchange income but instead are being reported as part of interchange expense.

Legal and professional fees decreased by $0.06 million in the first quarter of 2018 compared to the year ago quarter due primarily to a decline in co-sourced internal audit costs and the sale of our payment processing business in May 2017.

FDIC deposit insurance expense increased by $0.03 million in the first quarter of 2018 compared to the year ago quarter due primarily to the growth in our total assets.

Merger related expenses totaled $0.2 million in the first quarter of 2018 and primarily represent professional fees incurred related to the TCSB Merger.  (See “Recent Developments.” above.)

Credit card and bank service fees decreased by $0.1 million in the first quarter of 2018 as compared to the year earlier period primarily due to the sale of our payment plan processing business in May 2017.

Index
The amortization of intangible assets primarily relates to branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $1.5 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.  However, this category of non-interest expense will increase in the second quarter of 2018 due to the TCSB Merger.

The provision for loss reimbursement on sold loans was an expense of $0.01 million and $0.03 million in the first quarters of 2018 and 2017, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis [“FHLB”]).  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.68 million and $0.67 million at March 31, 2018 and December 31, 2017, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

The changes in cost related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Net (gains) losses on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The $0.3 million net gain in the first quarter of 2018 primarily relates to the sale of single-family homes and reflects generally increasing housing prices in our markets.

Other non-interest expenses increased by $0.2 million in the first quarter of 2018 compared to the year ago quarter due primarily to higher travel and meeting costs and increased directors fees (due to the addition of one director).

Income tax expense.  We recorded an income tax expense of $2.0 million and $2.6 million in the first quarters of 2018 and 2017, respectively.  As described earlier under “Recent Developments” our statutory federal corporate income tax rate was reduced to 21% (from 35%) effective on January 1, 2018.

Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the first quarters of 2018 and 2017, include reductions of $0.2 million and $0.1 million, respectively, of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

Index
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2018 and 2017 and at December 31, 2017, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $3.8 million during the first three months of 2018.  Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.07 billion at March 31, 2018, an increase of $52.6 million, or 2.6%, from December 31, 2017.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.43 billion at March 31, 2018, compared to $2.40 billion at December 31, 2017.  The $29.9 million increase in total deposits during the period is primarily due to growth in savings and interest-bearing checking deposit account balances.

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

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
March 31, 2018	$493,561	$1,978	$6,420	$489,119
December 31, 2017	523,520	3,197	3,792	522,925

Securities available for sale declined $33.8 million during the first quarter of 2018.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either the first quarter of 2018 or 2017.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended March 31,
	2018	2017
	(In thousands)

Proceeds	$22,277	$6,152

Gross gains	$76	$106
Gross losses	(95)	-
Net impairment charges	-	-
Fair value adjustments	(154)	(79)
Net gains (losses)	$(173)	$27

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch and loan production office network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.  In March 2018, we sold $16.5 million of single-family residential fixed and adjustable rate mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.05 million.  These mortgage loans were all on properties located in Ohio, had a weighted average interest rate of 3.59% and were sold primarily for asset/liability management purposes.

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

Index
A summary of our Portfolio Loans follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Real estate(1)
Residential first mortgages	$690,288	$672,592
Residential home equity and other junior mortgages	143,037	136,560
Construction and land development	133,852	143,188
Other(2)	547,314	538,880
Consumer	306,757	291,091
Commercial	245,845	231,786
Agricultural	4,342	4,720
Total loans	$2,071,435	$2,018,817

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets(1)
	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans	$6,629	$8,184
Loans 90 days or more past due and still accruing interest	--	--
Total non-performing loans	6,629	8,184
Other real estate and repossessed assets	1,647	1,643
Total non-performing assets	$8,276	$9,827
As a percent of Portfolio Loans
Non-performing loans	0.32%	0.41%
Allowance for loan losses	1.11	1.12
Non-performing assets to total assets	0.30	0.35
Allowance for loan losses as a percent of non-performing loans	348.03	275.99

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

Index
Troubled debt restructurings ("TDR")

	March 31, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,880	$52,022		$59,902
Non-performing TDR's(2)	275	3,454	(3)	3,729
Total	$8,155	$55,476		$63,631

	December 31, 2017
	Commercial	Retail		Total
	(In thousands)
Performing TDR's	$7,748	$52,367		$60,115
Non-performing TDR's(2)	323	4,506	(3)	4,829
Total	$8,071	$56,873		$64,944

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $1.6 million, or 19.0%, during the first quarter of 2018 due principally to decreases in non-performing commercial loans and mortgage loans. These declines primarily reflect reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into other real estate. In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $59.9 million, or 2.9% of total Portfolio Loans, and $60.1 million, or 3.0% of total Portfolio Loans, at March 31, 2018 and December 31, 2017, respectively. The decrease in the amount of performing TDRs in the first quarter of 2018 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets were essentially unchanged and totaled $1.6 million at both March 31, 2018 and December 31, 2017.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was a negative 0.03% (as a result of net recoveries) on an annualized basis in the first quarter of 2018 compared to a negative 0.04% in the first quarter of 2017.  The dollar amount of loan net recoveries was essentially unchanged in the first quarter of 2018 as compared to the year-ago period.

Index
Allowance for loan losses
	Three months ended March 31,
	2018		2017
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$22,587	$1,125	$20,234	$650
Additions (deductions)
Provision for loan losses	315	-	(359)	-
Recoveries credited to allowance	1,014	-	1,129	-
Loans charged against the allowance	(845)	-	(966)	-
Additions included in non-interest expense	-	(114)	-	110
Balance at end of period	$23,071	$1,011	$20,038	$760

Net loans charged against the allowance to average Portfolio Loans	(0.03)%		(0.04)%

Allocation of the Allowance for Loan Losses
	March 31, 2018	December 31, 2017
	(In thousands)
Specific allocations	$6,332	$6,839
Other adversely rated commercial loans	1,865	1,228
Historical loss allocations	7,245	7,125
Additional allocations based on subjective factors	7,629	7,395
Total	$23,071	$22,587

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

The allowance for loan losses increased $0.5 million to $23.1 million at March 31, 2018 from $22.6 million at December 31, 2017 and was equal to 1.11% of total Portfolio Loans at March 31, 2018 compared to 1.12% at December 31, 2017.

Three of the four components of the allowance for loan losses outlined above increased in the first quarter of 2018. The allowance for loan losses related to specific loans decreased $0.5 million in 2018 due primarily to a decline in the balance of individually impaired loans and lower loss given default rates as well as charge-offs.  The allowance for loan losses related to other adversely rated commercial loans increased $0.6 million in 2018 primarily due to an increase in the balance of such loans included in this component to $35.3 million at March 31, 2018 from $27.2 million at December 31, 2017 and $11.6 million at March 31, 2017.  Approximately two-thirds of the year-over-year increase of $23.7 million was in the earliest watch stage (7-rated commercial loans), all of the loans representing the increase are current  and at the present time, no significant loss is expected on any of these credits. The allowance for loan losses related to historical losses increased $0.1 million during 2018 due principally to loan growth.  The allowance for loan losses related to subjective factors increased $0.2 million during 2018 primarily due to loan growth.

Index
By comparison, three of the four components of the allowance for loan losses outlined above increased in the first quarter of 2017. The allowance for loan losses related to specific loans decreased $1.5 million in 2017 due primarily to a decline in the balance of individually impaired loans as well as charge-offs.  In particular, we received a full payoff in March 2017 on a commercial loan that had a specific reserve of $1.2 million at December 31, 2016. The allowance for loan losses related to other adversely rated commercial loans increased $0.1 million in 2017 primarily due to slight upward adjustments in our probability of default and expected loss rates that were partially offset by a decrease in the balance of such loans included in this component to $11.6 million at March 31, 2017 from $11.8 million at December 31, 2016. The allowance for loan losses related to historical losses increased $0.9 million during 2017 due principally to slight upward adjustments in our probability of default and expected loss rates for commercial loans, an additional component of approximately $0.5 million added for loans secured by commercial real estate due primarily to emerging risks in this sector (such as retail store closings and potential overdevelopment in certain markets) and loan growth. We also extended our historical lookback period to be more representative of the probability of default and account for infrequent migration events and extremely low levels of watch credits.  The allowance for loan losses related to subjective factors increased $0.3 million during 2017 primarily due to loan growth.

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

Deposits totaled $2.43 billion and $2.40 billion at March 31, 2018 and December 31, 2017, respectively.  The $29.9 million increase in deposits in the first quarter of 2018 is primarily due to growth in savings and interest-bearing checking deposit account balances.  Reciprocal deposits totaled $63.0 million and $51.0 million at March 31, 2018 and December 31, 2017, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2018, we had approximately $536.0 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

Index
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of federal funds purchased and advances from the FHLB, totaled $27.8 million and $54.6 million at March 31, 2018 and December 31, 2017, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2018, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $206.0 million, or 8.4% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first quarters of 2018 and 2017, we entered into $11.3 million and $9.8 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.10 million and $0.05 million of fee income related to these transactions during the first quarters of 2018 and 2017, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

Our primary sources of funds include our deposit base, secured advances from the FHLB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs).

Index
At March 31, 2018, we had $426.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $1.89 billion of our deposits at March 31, 2018, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

We have developed contingency funding plans that stress test our liquidity needs that may arise from certain events such as an adverse change in our financial metrics (for example, credit quality or regulatory capital ratios). Our liquidity management also includes periodic monitoring that measures quick assets (defined generally as highly liquid or short-term assets) to total assets, short-term liability dependence and basic surplus (defined as quick assets less volatile liabilities to total assets). Policy limits have been established for our various liquidity measurements and are monitored on a quarterly basis. In addition, we also prepare cash flow forecasts that include a variety of different scenarios.

We believe that we currently have adequate liquidity at our Bank because of our cash and cash equivalents, our portfolio of securities available for sale, our access to secured advances from the FHLB, our ability to issue Brokered CDs and our improved financial metrics.

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $17.0 million as of March 31, 2018 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	March 31, 2018	December 31, 2017
	(In thousands)
Subordinated debentures	$35,569	$35,569
Amount not qualifying as regulatory capital	(1,069)	(1,069)
Amount qualifying as regulatory capital	34,500	34,500
Shareholders’ equity
Common stock	324,517	324,986
Accumulated deficit	(48,098)	(54,054)
Accumulated other comprehensive loss	(8,502)	(5,999)
Total shareholders’ equity	267,917	264,933
Total capitalization	$302,417	$299,433

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

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2018 and December 31, 2017. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $267.9 million at March 31, 2018 from $264.9 million at December 31, 2017 due primarily to our net income that was partially offset by an increase in our accumulated other comprehensive loss and by a dividend that we paid. Our tangible common equity (“TCE”) totaled $266.4 million and $263.3 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.54% and 9.45% at March 31, 2018 and December 31, 2017, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

In January 2018, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2018 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2018.  We did not repurchase any shares during the first quarter of 2018.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.15 per share and $0.10 per share in the first quarters of 2018 and 2017, respectively.    We generally favor a dividend payout ratio between 30% and 50% of net income.

As of March 31, 2018 and December 31, 2017, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

Asset/liability management.  Interest-rate risk is created by differences in the cash flow characteristics of our assets and liabilities. Options embedded in certain financial instruments, including caps on adjustable-rate loans as well as borrowers’ rights to prepay fixed-rate loans, also create interest-rate risk.

Our asset/liability management efforts identify and evaluate opportunities to structure our assets and liabilities in a manner that is consistent with our mission to maintain profitable financial leverage within established risk parameters. We evaluate various opportunities and alternate asset/liability management strategies carefully and consider the likely impact on our risk profile as well as the anticipated contribution to earnings. The marginal cost of funds is a principal consideration in the implementation of our asset/liability management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report at least quarterly to our board of directors.

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

Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2018
200 basis point rise	$410,900	(3.86)%	$102,300	1.29%
100 basis point rise	424,200	(0.75)	102,400	1.39
Base-rate scenario	427,400	-	101,000	-
100 basis point decline	409,000	(4.31)	96,500	(4.46)

December 31, 2017
200 basis point rise	$409,200	(1.23)%	$99,100	2.27%
100 basis point rise	417,100	0.68	98,600	1.75
Base-rate scenario	414,300	-	96,900	-
100 basis point decline	386,400	(6.73)	91,600	(5.47)

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

Index
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Certain equity securities, securities available for sale, loans held for sale, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See note #11 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

 Litigation Matters

The aggregate amount we have accrued for losses we consider probable as a result of litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the AFLL, capitalized mortgage loan servicing rights, and income taxes are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2018, the Company issued 703 shares of common stock to non-employee directors on a current basis and 1,682 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued in January 2018, at prices of $22.35 per share and $22.70 per share, representing aggregate fees of $0.05 million.  The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2018	36,722	$23.80	--	1,066,693
February 2018	29,245	$23.15	--	1,066,693
March 2018	--	--	--	1,066,693
Total	65,967	$23.51	--	1,066,693

(1)
Represents (i) 28,639 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan, and (ii) 37,328 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock.

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

Date	May 4, 2018	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	May 4, 2018	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer