Form 10-Q
period 2018-06-30
INDEPENDENT BANK CORP /MI/
filed 2018-08-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	24,150,855
Class	Outstanding at August 3, 2018

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$36,433	$36,994
Interest bearing deposits	22,278	17,744
Cash and Cash Equivalents	58,711	54,738
Interest bearing deposits - time	2,478	2,739
Equity securities at fair value	336	-
Trading securities	-	455
Securities available for sale	450,593	522,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	16,321	15,543
Loans held for sale, carried at fair value	50,915	39,436
Loans held for sale, carried at lower of cost or fair value	13,216	-
Loans
Commercial	1,106,987	853,260
Mortgage	988,622	849,530
Installment	371,708	316,027
Total Loans	2,467,317	2,018,817
Allowance for loan losses	(23,504)	(22,587)
Net Loans	2,443,813	1,996,230
Other real estate and repossessed assets	1,689	1,643
Property and equipment, net	39,660	39,149
Bank-owned life insurance	54,573	54,572
Deferred tax assets, net	11,426	15,089
Capitalized mortgage loan servicing rights	21,848	15,699
Other intangibles	7,004	1,586
Goodwill	29,012	-
Accrued income and other assets	32,927	29,551
Total Assets	$3,234,522	$2,789,355

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$871,959	$768,333
Savings and interest-bearing checking	1,226,492	1,064,391
Reciprocal	66,540	50,979
Time	389,118	374,872
Brokered time	226,407	141,959
Total Deposits	2,780,516	2,400,534
Other borrowings	40,584	54,600
Subordinated debentures	39,354	35,569
Accrued expenses and other liabilities	36,985	33,719
Total Liabilities	2,897,439	2,524,422

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 24,143,044 shares at June 30, 2018 and 21,333,869 shares at December 31, 2017	389,195	324,986
Accumulated deficit	(42,898)	(54,054)
Accumulated other comprehensive loss	(9,214)	(5,999)
Total Shareholders’ Equity	337,083	264,933
Total Liabilities and Shareholders’ Equity	$3,234,522	$2,789,355

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)

Interest Income
Interest and fees on loans	$29,674	$19,949	$53,027	$39,807
Interest on securities
Taxable	2,720	2,781	5,355	5,535
Tax-exempt	444	511	923	966
Other investments	265	292	595	604
Total Interest Income	33,103	23,533	59,900	46,912
Interest Expense
Deposits	3,209	1,478	5,496	2,921
Other borrowings and subordinated debentures	914	563	1,488	1,033
Total Interest Expense	4,123	2,041	6,984	3,954
Net Interest Income	28,980	21,492	52,916	42,958
Provision for loan losses	650	583	965	224
Net Interest Income After Provision for Loan Losses	28,330	20,909	51,951	42,734
Non-interest Income
Service charges on deposit accounts	3,095	3,175	6,000	6,184
Interchange income	2,504	2,005	4,750	3,927
Net gains (losses) on assets
Mortgage loans	3,255	3,344	5,826	5,915
Securities	9	(34)	(164)	(7)
Mortgage loan servicing, net	1,235	(158)	3,456	667
Other	2,217	2,114	4,160	4,099
Total Non-interest Income	12,315	10,446	24,028	20,785
Non-interest Expense
Compensation and employee benefits	15,869	13,380	30,337	27,527
Occupancy, net	2,170	1,920	4,434	4,062
Data processing	2,251	1,937	4,129	3,874
Merger related expenses	3,082	-	3,256	-
Furniture, fixtures and equipment	1,019	1,005	1,986	1,982
Communications	704	678	1,384	1,361
Loan and collection	692	670	1,369	1,083
Interchange expense	661	292	1,259	575
Advertising	543	519	984	1,025
Legal and professional	456	389	834	826
FDIC deposit insurance	250	202	480	400
Credit card and bank service fees	106	136	202	327
Other	1,958	1,633	3,242	3,288
Total Non-interest Expense	29,761	22,761	53,896	46,330
Income Before Income Tax	10,884	8,594	22,083	17,189
Income tax expense	2,067	2,663	4,105	5,284
Net Income	$8,817	$5,931	$17,978	$11,905
Net Income Per Common Share
Basic	$0.37	$0.28	$0.79	$0.56
Diluted	$0.36	$0.27	$0.78	$0.55
Dividends Per Common Share
Declared	$0.15	$0.10	$0.30	$0.20
Paid	$0.15	$0.10	$0.30	$0.20

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited) (In thousands)

Net income	$8,817	$5,931	$17,978	$11,905
Other comprehensive income (loss), before tax
Securities available for sale
Unrealized gains (losses) arising during period	(1,198)	4,095	(5,063)	7,718
Change in unrealized gains (losses) for which a portion of other than temporary impairment has been recognized in earnings	(2)	107	(3)	85
Reclassification adjustments for (gains) losses included in earnings	26	(11)	45	(117)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(1,174)	4,191	(5,021)	7,686
Income tax expense (benefit)	(246)	1,467	(1,054)	2,690
Unrealized gains (losses)recognized in other comprehensive income (loss) on securities available for sale, net of tax	(928)	2,724	(3,967)	4,996
Derivative instruments
Unrealized gain arising during period	327	-	1,011	-
Reclassification adjustment for income recognized in earnings	(53)	-	(59)	-

Unrealized gains recognized in other comprehensive income (loss) on derivative instruments	274	-	952	-
Income tax expense	58	-	200	-
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments, net of tax	216	-	752	-
Other comprehensive income (loss)	(712)	2,724	(3,215)	4,996
Comprehensive income	$8,105	$8,655	$14,763	$16,901

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2018	2017
	(unaudited - In thousands)
Net Income	$17,978	$11,905
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	210,641	189,654
Disbursements for loans held for sale	(214,952)	(193,486)
Provision for loan losses	965	224
Deferred income tax expense	4,518	7,589
Deferred loan fees and costs	(2,457)	(3,002)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	3,192	3,119
Net gains on mortgage loans	(5,826)	(5,915)
Net losses on securities	164	7
Share based compensation	848	916
Increase in accrued income and other assets	(3,377)	(1,627)
Increase in accrued expenses and other liabilities	1,604	3,959
Total Adjustments	(4,680)	1,438
Net Cash From Operating Activities	13,298	13,343
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	31,445	7,830
Proceeds from maturities, prepayments and calls of securities available for sale	88,131	99,634
Purchases of securities available for sale	(47,054)	(69,824)
Proceeds from the sale of interest bearing deposits - time	2,474	-
Proceeds from the maturity of interest bearing deposits - time	1,842	250
Net increase in portfolio loans (loans originated, net of principal payments)	(181,365)	(202,167)
Proceeds from the sale of portfolio loans	16,460	-
Acquisition of TCSB Bancorp Inc., less cash received	23,516	-
Cash received from the sale of Mepco Finance Corporation assets, net	-	33,446
Proceeds from bank-owned life insurance	474	523
Proceeds from the sale of other real estate and repossessed assets	889	3,548
Capital expenditures	(2,033)	(1,904)
Net Cash Used in Investing Activities	(65,221)	(128,664)
Cash Flow From Financing Activities
Net increase in total deposits	92,273	20,500
Net decrease in other borrowings	(3,093)	(1)
Proceeds from Federal Home Loan Bank Advances	1,044,000	242,000
Payments of Federal Home Loan Bank Advances	(1,069,287)	(165,908)
Dividends paid	(6,823)	(4,266)
Proceeds from issuance of common stock	147	57
Share based compensation withholding obligation	(1,321)	(487)
Net Cash From Financing Activities	55,896	91,895
Net Increase (Decrease) in Cash and Cash Equivalents	3,973	(23,426)
Cash and Cash Equivalents at Beginning of Period	54,738	83,194
Cash and Cash Equivalents at End of Period	$58,711	$59,768
Cash paid during the period for
Interest	$6,545	$3,768
Income taxes	120	499
Transfers to other real estate and repossessed assets	641	1,014
Transfer of loans to held for sale	13,216	-
Purchase of securities available for sale not yet settled	-	4,366

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Six months ended June 30,
	2018	2017
	(unaudited)
	(In thousands)

Balance at beginning of period	$264,933	$248,980
Cumulative effect of change in accounting	-	352
Balance at beginning of period, as adjusted	264,933	249,332
Net income	17,978	11,905
Cash dividends declared	(6,823)	(4,266)
Acquisition of TCSB Bancorp, Inc.	64,536	-
Issuance of common stock	147	57
Share based compensation	848	916
Share based compensation withholding obligation	(1,321)	(487)
Net change in accumulated other comprehensive loss, net of related tax effect	(3,215)	4,996
Balance at end of period	$337,083	$262,453

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2018 and December 31, 2017, and the results of operations for the three and six-month periods ended June 30, 2018 and 2017.  The results of operations for the three and six-month periods ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the valuation of capitalized mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2017 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, (“ASU 2014-09”). This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  We adopted this ASU using the modified retrospective approach with no impact to our accumulated deficit at January 1, 2018.  Financial instruments for the most part and related contractual rights and obligations which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance.  Those operating revenue streams that are included in the scope of this amended guidance were not materially impacted.  Results for reporting periods beginning after January 1, 2018 are presented under this ASU while prior period amounts continue to be reported in accordance with legacy GAAP.  The impact of the adoption of this ASU on our Condensed Consolidated Statements of Operations for the three and six month periods ending June 30, 2018 is summarized in the table below.  In addition, see note #17 for further discussion on our accounting policies for operating revenue streams that are included in the scope of this amended guidance.

The impact of the adoption of ASU 2014-09 on our Condensed Consolidated Statement of Operations follows:

	As Reported	Under Legacy GAAP	Impact of ASU 2014-09
	(In thousands)
Three months ended June 30, 2018
Non-interest income - Interchange income	$2,504	$2,144	$360	(1)

Non-interest expense - interchange expense	$661	$301	360	(1)
Impact on net income			$-

Six months ended June 30, 2018
Non-interest income - Interchange income	$4,750	$4,082	$668	(1)

Non-interest expense - interchange expense	$1,259	$591	668	(1)
Impact on net income			$-

(1)	Represents certain costs charged by payment networks that were previously netted against interchange income.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  This ASU amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amended guidance was effective for us on January 1, 2018.  The adoption of this of this ASU did not have a material impact on our consolidated operating results or financial condition.  As a result of the adoption of this ASU our equity securities previously classified as trading securities are now classified as equity securities at fair value on our June 30, 2018 Condensed Consolidated Statement of Financial Condition.  In addition, this amended guidance impacted certain fair value disclosure items (see note #12).

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

In January 2017, the FASB issued ASU 2017-4, “Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”.  This new ASU amends the requirement that entities compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, entities should perform their annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment if the carrying amount exceeds the reporting unit’s fair value. This amended guidance is effective for us on January 1, 2020 with early application permitted. Due to our recent acquisition (see note #16) and expectations this ASU will be relevant to us in 2018 we elected to adopt this amended guidance as of January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated operating results or financial condition.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
June 30, 2018
U.S. agency	$23,094	$3	$285	$22,812
U.S. agency residential mortgage-backed	131,317	874	2,190	130,001
U.S. agency commercial mortgage-backed	9,659	1	276	9,384
Private label mortgage-backed	30,593	392	702	30,283
Other asset backed	77,292	170	182	77,280
Obligations of states and political subdivisions	146,941	343	3,205	144,079
Corporate	33,285	64	514	32,835
Trust preferred	1,959	-	61	1,898
Foreign government	2,069	-	48	2,021
Total	$456,209	$1,847	$7,463	$450,593

December 31, 2017
U.S. Treasury	$898	$-	$-	$898
U.S. agency	25,667	82	67	25,682
U.S. agency residential mortgage-backed	137,785	1,116	983	137,918
U.S. agency commercial mortgage-backed	9,894	36	170	9,760
Private label mortgage-backed	29,011	428	330	29,109
Other asset backed	93,811	202	115	93,898
Obligations of states and political subdivisions	174,073	755	1,883	172,945
Corporate	47,365	578	90	47,853
Trust preferred	2,929	-	127	2,802
Foreign government	2,087	-	27	2,060
Total	$523,520	$3,197	$3,792	$522,925

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2018
U.S. agency	$13,530	$211	$7,843	$74	$21,373	$285
U.S. agency residential mortgage-backed	39,328	988	31,119	1,202	70,447	2,190
U.S. agency commercial mortgage-backed	4,294	57	4,996	219	9,290	276
Private label mortgage- backed	16,797	423	4,107	279	20,904	702
Other asset backed	27,318	109	11,003	73	38,321	182
Obligations of states and political subdivisions	75,486	1,534	38,012	1,671	113,498	3,205
Corporate	20,679	395	3,862	119	24,541	514
Trust preferred	-	-	1,898	61	1,898	61
Foreign government	-	-	2,021	48	2,021	48
Total	$197,432	$3,717	$104,861	$3,746	$302,293	$7,463

December 31, 2017
U.S. agency	$5,466	$26	$5,735	$41	$11,201	$67
U.S. agency residential mortgage-backed	22,198	229	40,698	754	62,896	983
U.S. agency commercial mortgage-backed	2,181	34	3,994	136	6,175	170
Private label mortgage-backed	11,390	92	4,396	238	15,786	330
Other asset backed	20,352	40	16,648	75	37,000	115
Obligations of states and political subdivisions	76,574	936	28,246	947	104,820	1,883
Corporate	14,440	33	3,943	57	18,383	90
Trust preferred	-	-	2,802	127	2,802	127
Foreign government	489	10	1,571	17	2,060	27
Total	$153,090	$1,400	$108,033	$2,392	$261,123	$3,792

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at June 30, 2018, we had 46 U.S. agency, 135 U.S. agency residential mortgage-backed and 18 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at June 30, 2018, we had 29 of this type of security whose fair value is less than amortized cost. Unrealized losses are primarily due to credit spread widening and increases in interest rates since their acquisition.

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

Other asset backed — at June 30, 2018, we had 75 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2018, we had 342 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. Tax exempt securities have been negatively impacted by lower federal tax rates signed into law in December, 2017. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2018, we had 30 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at June 30, 2018, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.97 million as of June 30, 2018, continues to have satisfactory credit metrics and make interest payments.

The following table breaks out our trust preferred securities in further detail as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
	(In thousands)

Trust preferred securities
Rated issues	$935	$(27)	$1,860	$(69)
Unrated issues	963	(34)	942	(58)

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Foreign government — at June 30, 2018, we had two foreign government securities whose fair value is less than amortized cost. The unrealized losses are primarily due to increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and six month periods ended June 30, 2018 and 2017, respectively.

At June 30, 2018, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

Fair value	$887	$873	$46	$1,806
Amortized cost	737	704	-	1,441
Non-credit unrealized loss	-	-	-	-
Unrealized gain	150	169	46	365
Cumulative credit related OTTI	757	457	380	1,594

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at June 30, 2018.  The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Balance at beginning of period	$1,594	$1,594	$1,594	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,594	$1,594	$1,594	$1,594

The amortized cost and fair value of securities available for sale at June 30, 2018, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$16,943	$16,925
Maturing after one year but within five years	79,682	78,851
Maturing after five years but within ten years	61,039	59,771
Maturing after ten years	49,684	48,098
	207,348	203,645
U.S. agency residential mortgage-backed	131,317	130,001
U.S. agency commercial mortgage-backed	9,659	9,384
Private label mortgage-backed	30,593	30,283
Other asset backed	77,292	77,280
Total	$456,209	$450,593
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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2018	$31,445	$81	$126
2017	7,830	117	-

Certain preferred stocks have been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition beginning on January 1, 2018.  Previously these preferred stocks were classified as trading securities.  See note #2.  During the six months ended June 30, 2018 and 2017 we recognized losses on these preferred stocks of $0.119 million and $0.124 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  These amounts relate to preferred stock still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total

	(In thousands)
2018
Balance at beginning of period	$6,026	$8,621	$795	$7,629	$23,071
Additions (deductions)
Provision for loan losses	(362)	216	138	658	650
Recoveries credited to the allowance	434	177	235	-	846
Loans charged against the allowance	(25)	(718)	(320)	-	(1,063)
Balance at end of period	$6,073	$8,296	$848	$8,287	$23,504

2017
Balance at beginning of period	$5,088	$8,109	$911	$5,930	$20,038
Additions (deductions)
Provision for loan losses	(39)	38	73	511	583
Recoveries credited to the allowance	202	191	264	-	657
Loans charged against the allowance	(151)	(193)	(348)	-	(692)
Balance at end of period	$5,100	$8,145	$900	$6,441	$20,586

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2018
Balance at beginning of period	$5,595	$8,733	$864	$7,395	$22,587
Additions (deductions)
Provision for loan losses	(497)	363	207	892	965
Recoveries credited to the allowance	1,040	357	463	-	1,860
Loans charged against the allowance	(65)	(1,157)	(686)	-	(1,908)
Balance at end of period	$6,073	$8,296	$848	$8,287	$23,504

2017
Balance at beginning of period	$4,880	$8,681	$1,011	$5,662	$20,234
Additions (deductions)
Provision for loan losses	(100)	(661)	206	779	224
Recoveries credited to the allowance	606	677	503	-	1,786
Loans charged against the allowance	(286)	(552)	(820)	-	(1,658)
Balance at end of period	$5,100	$8,145	$900	$6,441	$20,586

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
June 30, 2018
Allowance for loan losses
Individually evaluated for impairment	$772	$5,302	$233	$-	$6,307
Collectively evaluated for impairment	5,301	2,994	615	8,287	17,197
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance balance	$6,073	$8,296	$848	$8,287	$23,504

Loans
Individually evaluated for impairment	$10,708	$49,886	$3,796		$64,390
Collectively evaluated for impairment	1,097,576	942,074	368,558		2,408,208
Loans acquired with deteriorated credit quality	1,823	651	362		2,836
Total loans recorded investment	1,110,107	992,611	372,716		2,475,434
Accrued interest included in recorded investment	3,120	3,989	1,008		8,117
Total loans	$1,106,987	$988,622	$371,708		$2,467,317

December 31, 2017
Allowance for loan losses
Individually evaluated for impairment	$837	$5,725	$277	$-	$6,839
Collectively evaluated for impairment	4,758	3,008	587	7,395	15,748
Total ending allowance balance	$5,595	$8,733	$864	$7,395	$22,587

Loans
Individually evaluated for impairment	$8,420	$53,179	$3,945		$65,544
Collectively evaluated for impairment	847,140	799,629	313,005		1,959,774
Total loans recorded investment	855,560	852,808	316,950		2,025,318
Accrued interest included in recorded investment	2,300	3,278	923		6,501
Total loans	$853,260	$849,530	$316,027		$2,018,817

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2018
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	2,402	2,402
Commercial and industrial	-	487	487
Mortgage
1-4 family	-	3,737	3,737
Resort lending	-	1,098	1,098
Home equity - 1st lien	-	409	409
Home equity - 2nd lien	-	278	278
Installment
Home equity - 1st lien	-	150	150
Home equity - 2nd lien	-	297	297
Boat lending	-	107	107
Recreational vehicle lending	-	14	14
Other	-	103	103
Total recorded investment	$-	$9,082	$9,082
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2017
Commercial
Income producing - real estate	$-	$30	$30
Land, land development and construction - real estate	-	9	9
Commercial and industrial	-	607	607
Mortgage
1-4 family	-	5,130	5,130
Resort lending	-	1,223	1,223
Home equity - 1st lien	-	326	326
Home equity - 2nd lien	-	316	316
Installment
Home equity - 1st lien	-	141	141
Home equity - 2nd lien	-	159	159
Boat lending	-	100	100
Recreational vehicle lending	-	25	25
Other	-	118	118
Total recorded investment	$-	$8,184	$8,184
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
June 30, 2018
Commercial
Income producing - real estate	$-	$234	$59	$293	$365,473	$365,766
Land, land development and construction - real estate	2,402	-	-	2,402	59,353	61,755
Commercial and industrial	266	149	-	415	682,171	682,586
Mortgage
1-4 family	2,583	792	3,737	7,112	776,934	784,046
Resort lending	512	-	1,098	1,610	82,706	84,316
Home equity - 1st lien	435	-	409	844	44,440	45,284
Home equity - 2nd lien	440	72	278	790	78,175	78,965
Installment
Home equity - 1st lien	435	51	150	636	8,486	9,122
Home equity - 2nd lien	134	30	297	461	7,942	8,403
Boat lending	19	2	107	128	159,158	159,286
Recreational vehicle lending	45	42	14	101	113,097	113,198
Other	162	36	103	301	82,406	82,707
Total recorded investment	$7,433	$1,408	$6,252	$15,093	$2,460,341	$2,475,434
Accrued interest included in recorded investment	$62	$20	$-	$82	$8,035	$8,117

December 31, 2017
Commercial
Income producing - real estate	$-	$-	$30	$30	$290,466	$290,496
Land, land development and construction - real estate	9	-	-	9	70,182	70,191
Commercial and industrial	60	-	44	104	494,769	494,873
Mortgage
1-4 family	1,559	802	5,130	7,491	659,742	667,233
Resort lending	713	-	1,223	1,936	88,620	90,556
Home equity - 1st lien	308	38	326	672	34,689	35,361
Home equity - 2nd lien	353	155	316	824	58,834	59,658
Installment
Home equity - 1st lien	90	11	141	242	9,213	9,455
Home equity - 2nd lien	217	94	159	470	9,001	9,471
Boat lending	59	36	100	195	129,777	129,972
Recreational vehicle lending	28	20	25	73	92,737	92,810
Other	275	115	118	508	74,734	75,242
Total recorded investment	$3,671	$1,271	$7,612	$12,554	$2,012,764	$2,025,318
Accrued interest included in recorded investment	$43	$22	$-	$65	$6,436	$6,501

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	June 30, 2018	December 31, 2017
Impaired loans with no allocated allowance	(In thousands)
TDR	$587	$349
Non - TDR	2,555	175
Impaired loans with an allocated allowance
TDR - allowance based on collateral	2,638	2,482
TDR - allowance based on present value cash flow	58,237	62,113
Non - TDR - allowance based on collateral	90	148
Total impaired loans	$64,107	$65,267

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$884	$684
TDR - allowance based on present value cash flow	5,383	6,089
Non - TDR - allowance based on collateral	40	66
Total amount of allowance for loan losses allocated	$6,307	$6,839

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-	$-	$-
Land, land development & construction-real estate	2,402	2,402	-	-	-	-
Commercial and industrial	502	533	-	524	549	-
Mortgage
1-4 family	240	871	-	2	469	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	34	-	-	-	-
Installment
Home equity - 1st lien	1	92	-	1	69	-
Home equity - 2nd lien	-	-	-	-	-	-
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	16	-	-	-	-
	3,145	3,948	-	527	1,087	-
With an allowance recorded:
Commercial
Income producing - real estate	5,106	5,087	335	5,195	5,347	347
Land, land development & construction-real estate	154	153	5	166	194	9
Commercial and industrial	2,544	2,629	432	2,535	2,651	481
Mortgage
1-4 family	34,805	36,076	3,103	36,848	38,480	3,454
Resort lending	14,617	14,649	2,186	15,978	16,046	2,210
Home equity - 1st lien	67	66	4	173	236	43
Home equity - 2nd lien	157	156	9	178	213	18
Installment
Home equity - 1st lien	1,569	1,687	94	1,667	1,804	108
Home equity - 2nd lien	1,731	1,750	112	1,793	1,805	140
Boat lending	1	5	1	1	5	1
Recreational vehicle lending	85	85	4	90	90	5
Other	409	435	22	393	418	23
	61,245	62,778	6,307	65,017	67,289	6,839
Total
Commercial
Income producing - real estate	5,106	5,087	335	5,195	5,347	347
Land, land development & construction-real estate	2,556	2,555	5	166	194	9
Commercial and industrial	3,046	3,162	432	3,059	3,200	481
Mortgage
1-4 family	35,045	36,947	3,103	36,850	38,949	3,454
Resort lending	14,617	14,649	2,186	15,978	16,046	2,210
Home equity - 1st lien	67	66	4	173	236	43
Home equity - 2nd lien	157	190	9	178	213	18
Installment
Home equity - 1st lien	1,570	1,779	94	1,668	1,873	108
Home equity - 2nd lien	1,731	1,750	112	1,793	1,805	140
Boat lending	1	5	1	1	5	1
Recreational vehicle lending	85	85	4	90	90	5
Other	409	451	22	393	418	23
Total	$64,390	$66,726	$6,307	$65,544	$68,376	$6,839

Accrued interest included in recorded investment	$283			$277

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows:

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	(In thousands)
Commercial
Income producing - real estate	$-	$-	$185	$-
Land, land development & construction-real estate	1,201	-	-	-
Commercial and industrial	509	9	177	8
Mortgage
1-4 family	138	3	126	5
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	2	1	2
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	-
	1,849	15	489	15
With an allowance recorded
Commercial
Income producing - real estate	5,142	70	7,694	104
Land, land development & construction-real estate	155	2	170	2
Commercial and industrial	2,522	34	3,237	37
Mortgage		-
1-4 family	35,345	431	39,646	494
Resort lending	15,098	150	16,471	150
Home equity - 1st lien	111	1	232	2
Home equity - 2nd lien	167	1	186	1
Installment
Home equity - 1st lien	1,596	25	1,855	33
Home equity - 2nd lien	1,746	25	2,228	35
Boat lending	1	-	1	-
Recreational vehicle lending	86	1	104	2
Other	414	7	369	6
	62,383	747	72,193	866
Total
Commercial
Income producing - real estate	5,142	70	7,879	104
Land, land development & construction-real estate	1,356	2	170	2
Commercial and industrial	3,031	43	3,414	45
Mortgage
1-4 family	35,483	434	39,772	499
Resort lending	15,098	150	16,471	150
Home equity - 1st lien	111	1	232	2
Home equity - 2nd lien	167	1	186	1
Installment
Home equity - 1st lien	1,597	27	1,856	35
Home equity - 2nd lien	1,746	25	2,228	35
Boat lending	1	-	1	-
Recreational vehicle lending	86	1	104	2
Other	414	8	369	6
Total	$64,232	$762	$72,682	$881

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows:

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$296	$-
Land, land development & construction-real estate	801	-	10	-
Commercial and industrial	514	13	898	8
Mortgage
1-4 family	92	9	85	9
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	4	-	3
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	-
	1,408	27	1,289	20
With an allowance recorded:
Commercial
Income producing - real estate	5,160	138	7,708	209
Land, land development & construction-real estate	159	4	193	4
Commercial and industrial	2,526	66	3,792	72
Mortgage
1-4 family	35,846	889	40,331	958
Resort lending	15,391	314	16,613	311
Home equity - 1st lien	131	3	233	4
Home equity - 2nd lien	171	3	229	3
Installment
Home equity - 1st lien	1,619	54	1,901	67
Home equity - 2nd lien	1,762	52	2,290	70
Boat lending	1	-	1	-
Recreational vehicle lending	87	2	106	3
Other	407	13	377	13
	63,260	1,538	73,774	1,714
Total
Commercial
Income producing - real estate	5,160	138	8,004	209
Land, land development & construction-real estate	960	4	203	4
Commercial and industrial	3,040	79	4,690	80
Mortgage
1-4 family	35,938	898	40,416	967
Resort lending	15,391	314	16,613	311
Home equity - 1st lien	131	3	233	4
Home equity - 2nd lien	171	3	229	3
Installment
Home equity - 1st lien	1,620	58	1,901	70
Home equity - 2nd lien	1,762	52	2,290	70
Boat lending	1	-	1	-
Recreational vehicle lending	87	2	106	3
Other	407	14	377	13
Total	$64,668	$1,565	$75,063	$1,734

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

Troubled debt restructurings follow:

	June 30, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,792	$50,313		$58,105
Non-performing TDRs(2)	245	3,112	(3)	3,357
Total	$8,037	$53,425		$61,462

	December 31, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,748	$52,367		$60,115
Non-performing TDRs(2)	323	4,506	(3)	4,829
Total	$8,071	$56,873		$64,944

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $6.3 million and $6.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2018
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	153	153
Mortgage
1-4 family	1	66	69
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	90	91
Home equity - 2nd lien	1	32	32
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	41	41
Total	7	$382	$386

2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	9	653	653
Mortgage
1-4 family	1	32	32
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	3	204	205
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	13	$889	$890

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2018
Commercial
Income producing - real estate	1	$67	$67
Land, land development & construction-real estate	-	-	-
Commercial and industrial	5	587	587
Mortgage
1-4 family	4	294	280
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	188	190
Home equity - 2nd lien	2	93	93
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	76	73
Total	19	$1,305	$1,290

2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	12	786	786
Mortgage
1-4 family	2	49	49
Resort lending	1	189	189
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	34	37
Home equity - 2nd lien	5	249	251
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	22	$1,307	$1,312

The troubled debt restructurings described above for 2018 increased the allowance for loan losses by $0.04 million and resulted in zero charge offs during the three months ended June 30, 2018, and increased the allowance by $0.01 million and resulted in zero charge offs during the six months ended June 30, 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The troubled debt restructurings described above for 2017 had no impact on the allowance for loan losses and resulted in zero charge offs during the three months ended June 30, 2017, and increased the allowance by $0.07 million and resulted in zero charge offs during the six months ended June 30, 2017.

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and six months periods ended June 30, 2018 and 2017.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
June 30, 2018
Income producing - real estate	$362,860	$2,452	$454	$-	$365,766
Land, land development and construction - real estate	52,832	6,509	12	2,402	61,755
Commercial and industrial	645,647	26,936	9,516	487	682,586
Total	$1,061,339	$35,897	$9,982	$2,889	$1,110,107
Accrued interest included in total	$2,899	$144	$77	$-	$3,120

December 31, 2017
Income producing - real estate	$288,869	$1,293	$304	$30	$290,496
Land, land development and construction - real estate	70,122	60	-	9	70,191
Commercial and industrial	463,570	28,351	2,345	607	494,873
Total	$822,561	$29,704	$2,649	$646	$855,560
Accrued interest included in total	$2,198	$94	$8	$-	$2,300

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
June 30, 2018
800 and above	$105,921	$12,496	$7,184	$8,580	$134,181
750-799	327,242	32,448	17,542	28,804	406,036
700-749	192,813	21,108	8,625	19,308	241,854
650-699	95,852	9,246	3,055	7,851	116,004
600-649	29,042	4,490	530	2,546	36,608
550-599	13,706	1,232	778	1,316	17,032
500-549	7,788	949	230	1,198	10,165
Under 500	1,729	85	89	190	2,093
Unknown	9,953	2,262	7,251	9,172	28,638
Total	$784,046	$84,316	$45,284	$78,965	$992,611
Accrued interest included in total	$2,889	$364	$262	$474	$3,989

December 31, 2017
800 and above	$78,523	$11,625	$6,169	$7,842	$104,159
750-799	283,558	36,015	16,561	24,126	360,260
700-749	154,239	22,099	7,317	15,012	198,667
650-699	84,121	12,145	2,793	7,420	106,479
600-649	25,087	3,025	1,189	2,512	31,813
550-599	15,136	2,710	518	1,118	19,482
500-549	9,548	1,009	397	1,156	12,110
Under 500	2,549	269	260	385	3,463
Unknown	14,472	1,659	157	87	16,375
Total	$667,233	$90,556	$35,361	$59,658	$852,808
Accrued interest included in total	$2,456	$371	$157	$294	$3,278

(1) Other than for the TCSB Bancorp, Inc. ("TCSB") acquired loans, credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
June 30, 2018
800 and above	$607	$330	$23,002	$20,133	$5,962	$50,034
750-799	2,005	1,718	88,646	66,538	30,513	189,420
700-749	1,286	2,059	34,972	21,023	22,898	82,238
650-699	1,597	1,743	8,387	4,126	9,696	25,549
600-649	1,181	1,103	2,015	835	2,319	7,453
550-599	945	890	422	368	1,025	3,650
500-549	225	137	448	79	461	1,350
Under 500	58	143	45	22	174	442
Unknown	1,218	280	1,349	74	9,659	12,580
Total	$9,122	$8,403	$159,286	$113,198	$82,707	$372,716
Accrued interest included in total	$37	$36	$394	$288	$253	$1,008

December 31, 2017
800 and above	$815	$825	$15,531	$16,754	$7,060	$40,985
750-799	1,912	1,952	73,251	52,610	28,422	158,147
700-749	1,825	2,142	28,922	17,993	20,059	70,941
650-699	1,840	2,036	9,179	4,270	9,258	26,583
600-649	1,567	1,065	2,052	754	2,402	7,840
550-599	950	1,028	640	305	871	3,794
500-549	499	303	281	83	475	1,641
Under 500	32	88	57	6	194	377
Unknown	15	32	59	35	6,501	6,642
Total	$9,455	$9,471	$129,972	$92,810	$75,242	$316,950
Accrued interest included in total	$39	$43	$346	$254	$241	$923

(1)	Other than for the TCSB acquired loans, credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.7 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.3 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively.

In March 2018, we sold $16.5 million of single-family residential fixed and adjustable rate mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.05 million.  These mortgage loans were all on properties located in Ohio, had a weighted average interest rate of 3.59% and were sold primarily for asset/liability management purposes.

At June 30, 2018, we had $13.2 million of single-family residential fixed and adjustable rate mortgage loans classified as held for sale (and carried at the lower of cost or fair value). These loans are expected to be sold on a servicing retained basis to another financial institution in the third quarter of 2018.  These mortgage loans are all on properties located in Ohio and are also being sold primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Purchase Credit Impaired (“PCI”) Loans

Loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among others, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

As a result of our acquisition of TCSB (see note #16) we purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial	$1,823	$-
Mortgage	651	-
Installment	362	-
Total carrying amount	2,836	-
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,836	$-

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $0.04 million during the three and six months ended June 30, 2018.  Accretable yield of PCI loans, or income expected to be collected follows:

	Six months ended June 30,
	2018	2017
	(unaudited)
	(In thousands)

Balance at beginning of period	$-	$-
New loans purchased	568	-
Accretion of income	(35)	-
Reclassification from (to) nonaccretable difference	-	-
Displosals/other adjustments	-	-
Balance at end of period	$533	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

PCI loans purchased during 2018 (all relating to the TCSB acquisition) for which it was probable at acquisition that all contractually required payments would not be collected follows:

(In thousands)

Contractually required payments	$4,213
Non accretable difference	(742)
Cash flows expected to be collected at acquisition	3,471
Accretable yield	(568)
Fair value of acquired loans at acquisition	$2,903

Income would not be recognized on certain purchased loans if we could not reasonably estimate cash flows to be collected.  We did not have any purchased loans for which we could not reasonably estimate cash flows to be collected.

5.	Shareholders’ Equity and Earnings Per Common Share

On January 22, 2018, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2018.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  We did not repurchase any shares of common stock during the six months ended June 30, 2018.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$8,817	$5,931	$17,978	$11,905

Weighted average shares outstanding (1)	24,109	21,331	22,745	21,320
Effect of stock options	224	143	179	147
Stock units for deferred compensation plan for non-employee directors	126	119	125	119
Performance share units	51	54	50	57
Weighted average shares outstanding for calculation of diluted earnings per share	24,510	21,647	23,099	21,643
Net income per common share
Basic (1)	$0.37	$0.28	$0.79	$0.56
Diluted	$0.36	$0.27	$0.78	$0.55

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2018 and 2017, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2018
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	3.1	$494
Interest rate cap agreements	90,000	3.3	2,235
	$115,000	3.3	$2,729

No hedge designation
Rate-lock mortgage loan commitments	$55,093	0.1	$1,202
Mandatory commitments to sell mortgage loans	87,640	0.1	(233)
Pay-fixed interest rate swap agreements - commercial	83,867	5.9	1,835
Pay-variable interest rate swap agreements - commercial	83,867	5.9	(1,835)
Pay-variable interest rate swap agreements	10,000	0.2	36
Purchased options	3,119	3.0	223
Written options	3,119	3.0	(223)
Total	$326,705	3.1	$1,005

	December 31, 2017
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$15,000	3.7	$245
Interest rate cap agreements	45,000	3.5	976
	$60,000	3.6	$1,221

No hedge designation
Rate-lock mortgage loan commitments	$25,032	0.1	$530
Mandatory commitments to sell mortgage loans	56,127	0.1	37
Pay-fixed interest rate swap agreements - commercial	75,990	6.2	292
Pay-variable interest rate swap agreements - commercial	75,990	6.2	(292)
Purchased options	3,119	3.5	322
Written options	3,119	3.5	(322)
Total	$239,377	4.1	$567

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.  Unrecognized premiums from interest rate caps aggregated to $1.5 million at June 30, 2018 and $0.9 million at December 31, 2017.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.41 million, of unrealized gains on Cash Flow Hedges at June 30, 2018 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized in interest expense.  The maximum term of the Cash Flow Hedge at June 30, 2018 is 4.0 years.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$494	Other assets	$245	Other liabilities	$-	Other liabilities	$-
Interest rate cap agreements	Other assets	2,235	Other assets	976	Other liabilities	-	Other liabilities	-
		2,729		1,221		-		-
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	1,202	Other assets	530	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	37	Other liabilities	233	Other liabilities	-
Pay-fixed interest rate swap agreements - commercial	Other assets	1,976	Other assets	631	Other liabilities	141	Other liabilities	339
Pay-variable interest rate swap agreements - commercial	Other assets	141	Other assets	339	Other liabilities	1,976	Other liabilities	631
Pay-variable interest rate swap agreements	Other assets	36	Other assets	-	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	223	Other assets	322	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	223	Other liabilities	322
		3,578		1,859		2,573		1,292
Total derivatives		$6,307		$3,080		$2,573		$1,292

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2018	2017	Portion)	2018	2017	in Income (1)	2018	2017
	(In thousands)
Cash Flow Hedges
Interest rate cap agreements	$244	$-	Interest expense	$45	$-	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	83	-	Interest expense	8	-	Interest expense	(24)	-
Total	$327	$-		$53	$-		$(24)	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortage loans	$244	$65
Mandatory commitments to sell mortgage loans						Net gains on mortage loans	(110)	190
Pay-fixed interest rate swap agreements - commercial						Interest income	487	(359)
Pay-variable interest rate swap agreements - commercial						Interest income	(487)	359
Pay-variable interest rate swap agreements						Interest expense	36	-
Purchased options						Interest expense	(6)	(35)
Written options						Interest expense	6	35
Total							$170	$255

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
	Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2018	2017	Portion)	2018	2017	in Income (1)	2018	2017
	(In thousands)
Cash Flow Hedges
Interest rate cap agreements	$757	$-	Interest expense	$52	$-	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	254	-	Interest expense	7	-	Interest expense	(12)	-
Total	$1,011	$-		$59	$-		$(12)	$-

No hedge designation

Rate-lock mortgage loan commitments						Net gains on mortage loans	$672	$436
Mandatory commitments to sell mortgage loans						Net gains on mortage loans	(270)	(606)
Pay-fixed interest rate swap agreements - commercial						Interest income	1,543	(249)
Pay-variable interest rate swap agreements - commercial						Interest income	(1,543)	249
Pay-variable interest rate swap agreements						Interest expense	36	-
Purchased options						Interest expense	(99)	34
Written options						Interest expense	99	(34)
Total							$438	$(170)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Intangible Assets

The following table summarizes intangible assets, net of amortization:

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$4,912	$6,118	$4,532
Unamortized intangible assets - goodwill	$29,012		$-

The $5.8 million and $29.0 million increases in the gross carrying amount of core deposit intangibles and goodwill, respectively are the result of our acquisition of TCSB (see note #16).  There is no expected residual value relating to the core deposit intangible asset which is expected to be amortized over a period of 10 years (weighted average of 5.2 years).

Amortization of other intangibles has been estimated through 2022 in the following table.

(In thousands)

Six months ending December 31, 2018	$588
2019	1,089
2020	1,020
2021	970
2022	785
2023 and thereafter	2,552
Total	$7,004

Changes in the carrying amount of goodwill for the six month period ending June 30, 2018 follows:

(In thousands)

Balance at beginning of year	$-
Acquired during the year	29,012
Balance at end of the period	$29,012

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of June 30, 2018.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2018. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three month period ended June 30, 2018 pursuant to our long-term incentive plan, we granted 0.01 million shares of restricted stock to one officer.    No long term incentive grants were made during the three months ended June 30, 2017.  During the six month periods ended June 30, 2018 and 2017, pursuant to our long-term incentive plan, we granted 0.05 million shares of restricted stock during each period, and 0.02 million performance stock units (“PSU”), during each period to certain officers.  Except for 0.002 million shares of restricted stock issued in 2018 that vest ratably over three years, the shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.005 million shares during each six month period ended June 30, of 2018 and 2017 and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.7 million during the three and six month periods ended June 30, 2018, respectively, and was $0.4 million and $0.8 million during the same periods in 2017, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2018, respectively and $0.2 million and $0.3 million for the same periods in 2017. Total expense recognized for non-employee director share based payments was $0.05 million and $0.11 million during the three and six month periods ended June 30, 2018, respectively, and was $0.04 million and $0.07 million during the same periods in 2017, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for the three and six month periods ended June 30, 2018, respectively and $0.01 million and $0.03 million during the same periods in 2017.

At June 30, 2018, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.8 million.  The weighted-average period over which this amount will be recognized is 2.2 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2018	176,055	$5.24
Issued for acquisition (see note #16)	187,915	9.94
Exercised	(105,208)	9.35
Forfeited	-
Expired	-
Outstanding at June 30, 2018	258,762	$6.98	4.9	$4,791

Vested and expected to vest at June 30, 2018	258,762	$6.98	4.9	$4,791
Exercisable at June 30, 2018	258,762	$6.98	4.9	$4,791

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	290,527	$15.88
Granted	73,406	23.62
Vested	(95,958)	13.16
Forfeited	(7,786)	18.41
Outstanding at June 30, 2018	260,189	$19.00

A summary of weighted-average assumptions used in the Black-Scholes option pricing model for the issue of stock options relating to the acquisition of TCSB (see note #16) during the second quarter of 2018 follows:

Expected dividend yield	2.62%
Risk-free interest rate	2.40
Expected life (in years)	3.14
Expected volatility	45.99%
Per share weighted-average fair value	$13.25

The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life was obtained using a simplified method that, in general, averaged the vesting term and original contractual term of the stock option. This method was used as relevant historical data of actual exercise activity was very limited. The expected volatility was based on historical volatility of our common stock.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Intrinsic value	$1,596	$195	$1,674	$474
Cash proceeds received	$971	$33	$984	$99
Tax benefit realized	$336	$68	$352	$166

9.	Income Tax

Income tax expense was $2.1 million and $2.7 million during the three month periods ended June 30, 2018 and 2017, respectively and $4.1 million and $5.3 million during the six months ended June 30, 2018 and 2017, respectively.  On December 22, 2017, "H.R. 1" (also known as the "Tax Cuts and Jobs Act") was signed into law.  H.R. 1, among other things, reduced the federal corporate income tax rate to 21% effective January 1, 2018 from 35% during 2017.

Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and six month periods ending June 30, 2018 include reductions of $0.1 million and $0.3 million, respectively, of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.  These amounts during the same periods in 2017 were $0.1 million and $0.2 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both June 30, 2018 and 2017, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both June 30, 2018 and December 31, 2017, we had approximately $0.7 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2018.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2018, the Bank had positive undivided profits of $26.9 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2018 and December 31, 2017, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2018
Total capital to risk-weighted assets
Consolidated	$359,585	14.49%	$198,495	8.00%	NA	NA
Independent Bank	335,404	13.52	198,431	8.00	$248,038	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$335,033	13.50%	$148,871	6.00%	NA	NA
Independent Bank	310,852	12.53	148,823	6.00	$198,431	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$296,903	11.97%	$111,654	4.50%	NA	NA
Independent Bank	310,852	12.53	111,617	4.50	$161,225	6.50%

Tier 1 capital to average assets
Consolidated	$335,033	10.70%	$125,215	4.00%	NA	NA
Independent Bank	310,852	9.93	125,156	4.00	$156,445	5.00%

December 31, 2017
Total capital to risk-weighted assets
Consolidated	$312,163	15.16%	$164,782	8.00%	NA	NA
Independent Bank	290,188	14.10	164,675	8.00	$205,843	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$288,451	14.00%	$123,586	6.00%	NA	NA
Independent Bank	266,476	12.95	123,506	6.00	$164,675	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$255,934	12.43%	$92,690	4.50%	NA	NA
Independent Bank	266,476	12.95	92,630	4.50	$133,798	6.50%

Tier 1 capital to average assets
Consolidated	$288,451	10.57%	$109,209	4.00%	NA	NA
Independent Bank	266,476	9.78	109,041	4.00	$136,301	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In thousands)
Total shareholders' equity	$337,083	$264,933	$343,500	$269,481
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	3,417	201	3,417	201
Intangible assets	(36,016)	(1,269)	(36,016)	(1,269)
Disallowed deferred tax assets	(7,581)	(7,931)	(49)	(1,937)
Common equity tier 1 capital	296,903	255,934	310,852	266,476
Qualifying trust preferred securities	38,130	34,500	-	-
Disallowed deferred tax assets	-	(1,983)	-	-
Tier 1 capital	335,033	288,451	310,852	266,476
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	24,552	23,712	24,552	23,712
Total risk-based capital	$359,585	$312,163	$335,404	$290,188

11.	Fair Value Disclosures

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (equity securities at fair value, trading or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our equity securities at fair value (trading securities as of December 31, 2017) for which there are quoted prices in active markets and US Treasuries (at December 31, 2017) in our securities available for sale portfolio.  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.

Loans held for sale:  The fair value of mortgage loans held for sale is based on agency cash window loan pricing for comparable assets (recurring Level 2).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018 and December 31, 2017, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
June 30, 2018:
Measured at Fair Value on a Recurring Basis
Assets
Equity securities at fair value	$336	$336	$-	$-
Securities available for sale
U.S. agency	22,812	-	22,812	-
U.S. agency residential mortgage-backed	130,001	-	130,001	-
U.S. agency commercial mortgage-backed	9,384	-	9,384	-
Private label mortgage-backed	30,283	-	30,283	-
Other asset backed	77,280	-	77,280	-
Obligations of states and political subdivisions	144,079	-	144,079	-
Corporate	32,835	-	32,835	-
Trust preferred	1,898	-	1,898	-
Foreign government	2,021	-	2,021	-
Loans held for sale	50,915	-	50,915	-
Capitalized mortgage loan servicing rights	21,848	-	-	21,848
Derivatives (1)	6,307	-	6,307	-
Liabilities
Derivatives (2)	2,573	-	2,573	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	280	-	-	280
Land, land development & construction-real estate	1	-	-	1
Commercial and industrial	970	-	-	970
Mortgage
1-4 family	271	-	-	271
Resort lending	282	-	-	282
Other real estate (4)
Mortgage
1-4 family	71	-	-	71
Resort lending	65	-	-	65

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 and 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current

	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2018
Equity securities at fair value	$(119)	$-	$-	$(119)
Loans held for sale	-	367	-	367
Capitalized mortgage loan servicing rights	-	-	892	892

2017
Trading securities	$(124)	$-	$-	$(124)
Loans held for sale	-	666	-	666
Capitalized mortgage loan servicing rights	-	-	(1,495)	(1,495)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2018 and 2017 relating to assets measured at fair value on a non-recurring basis:

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $2.7 million, with a valuation allowance of $0.9 million at June 30, 2018, and had a carrying amount of $2.6 million, with a valuation allowance of $0.7 million at December 31, 2017.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.5 million and $0.1 million for the three month periods ending June 30, 2018 and 2017, respectively, and a net expense of $0.5 million and $0.3 million for the six month periods ending June 30, 2018 and 2017, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.1 million which is net of a valuation allowance of $0.1 million at June 30, 2018, and a carrying amount of $0.3 million, which is net of a valuation allowance of $0.1 million, at December 31, 2017. Charges included in our results of operations relating to other real estate measured at fair value were zero during each  of the three and six month periods ended June 30, 2018, and were $0.03 million and $0.04 million during the same periods in 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Beginning balance	$17,783	$14,727	$15,699	$-
Change in accounting	-	-	-	14,213
Beginning balance, as adjusted	17,783	14,727	15,699	14,213
Total gains (losses) realized and unrealized:
Included in results of operations	(137)	(1,231)	892	(1,495)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances, settlements, maturities and calls	4,202	1,019	5,257	1,797
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$21,848	$14,515	$21,848	$14,515

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(137)	$(1,231)	$892	$(1,495)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2018
Capitalized mortgage loan servicing rights	$21,848	Present value of net	Discount rate	10.00% to 13.00%	10.13%
		servicing revenue	Cost to service	$ 42 to $216	$81
			Ancillary income	18 to 36	23
			Float rate	2.89%	2.89%

December 31, 2017
Capitalized mortgage loan servicing rights	$15,699	Present value of net	Discount rate	9.88% to 11.00%	10.11%
		servicing revenue	Cost to service	$ 66 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.24%	2.24%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2018
Impaired loans
Commercial	$1,251	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 25.0%	(4.1)%
Mortgage	553	Sales comparison approach	Adjustment for differences between comparable sales	(40.1) to 25.6	(4.4)

Other real estate
Mortgage	136	Sales comparison approach	Adjustment for differences between comparable sales	(33.0) to 44.5	(2.0)

December 31, 2017
Impaired loans
Commercial	1,334	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 25.0%	(4.5)%
Mortgage	546	Sales comparison approach	Adjustment for differences between comparable sales	(21.1) to 34.1	(2.7)

Other real estate
Mortgage	251	Sales comparison approach	Adjustment for differences between comparable sales	(33.0) to 44.5	(1.0)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2018	$50,915	$1,211	$49,704
December 31, 2017	39,436	844	38,592

12.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As discussed in note #2, we adopted ASU 2016-02 as of January 1, 2018.  This new ASU requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. All of estimated fair values of our financial instruments in the table below at June 30, 2018 have used this exit price notion.   In addition, except as discussed below in the net loans and loans held for sale section, all of our financial assets and liabilities have historically been valued using an exit price notion.  This new ASU also removes the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The methods and significant assumptions for those financial instruments measured at amortized cost disclosed below are presented for fair values at December 31, 2017.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2018
Assets
Cash and due from banks	$36,433	$36,433	$36,433	$-	$-
Interest bearing deposits	22,278	22,278	22,278	-	-
Interest bearing deposits - time	2,478	2,472	-	2,472	-
Equity securities at fair value	336	336	336	-	-
Securities available for sale	450,593	450,593	-	450,593	-
Federal Home Loan Bank and Federal Reserve Bank Stock	16,321	NA	NA	NA	NA
Net loans and loans held for sale	2,507,944	2,477,253	-	64,131	2,413,122
Accrued interest receivable	9,722	9,722	1	1,870	7,851
Derivative financial instruments	6,307	6,307	-	6,307	-

Liabilities
Deposits with no stated maturity (1)	$2,120,537	$2,120,537	$2,120,537	$-	$-
Deposits with stated maturity (1)	659,979	654,745	-	654,745	-
Other borrowings	40,584	40,604	-	40,604	-
Subordinated debentures	39,354	36,082	-	36,082	-
Accrued interest payable	1,331	1,331	86	1,245	-
Derivative financial instruments	2,573	2,573	-	2,573	-

December 31, 2017
Assets
Cash and due from banks	$36,994	$36,994	$36,994	$-	$-
Interest bearing deposits	17,744	17,744	17,744	-	-
Interest bearing deposits - time	2,739	2,740	-	2,740	-
Trading securities	455	455	455	-	-
Securities available for sale	522,925	522,925	898	522,027	-
Federal Home Loan Bank and Federal Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale	2,035,666	1,962,937	-	39,436	1,923,501
Accrued interest receivable	8,609	8,609	1	2,192	6,416
Derivative financial instruments	3,080	3,080	-	3,080	-

Liabilities
Deposits with no stated maturity (1)	$1,845,716	$1,845,716	$1,845,716	$-	$-
Deposits with stated maturity (1)	554,818	551,489	-	551,489	-
Other borrowings	54,600	54,918	-	54,918	-
Subordinated debentures	35,569	29,946	-	29,946	-
Accrued interest payable	892	892	48	844	-
Derivative financial instruments	1,292	1,292	-	1,292	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $22.0 million and $13.0 million at June 30, 2018 and December 31, 2017, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $44.5 million and $38.0 million June 30, 2018 and December 31, 2017, respectively.

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

In connection with the sale of Mepco Finance Corporation (“Mepco”) (see note #15), we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to these indemnification requirements in our June 30, 2018 Condensed Consolidated Statement of Financial Condition because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims. As of June 30, 2018 these receivables balances had declined to $4.5 million and to date the purchaser has made no claims for indemnification.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.02 million during both three month periods ended June 30, 2018 and 2017 and an expense of $0.03 million and $0.05 million for the six month periods ended June 30, 2018 and 2017, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.8 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains on Cash Flow Hedges	Total
	(In thousands)
For the three months ended June 30,
2018
Balances at beginning of period	$(3,509)	$(5,798)	$805	$(8,502)
Other comprehensive income (loss) before reclassifications	(949)	-	258	(691)
Amounts reclassified from AOCL	21	-	(42)	(21)
Net current period other comprehensive income (loss)	(928)	-	216	(712)
Balances at end of period	$(4,437)	$(5,798)	$1,021	$(9,214)

2017
Balances at beginning of period	$(738)	$(5,798)	$-	$(6,536)
Cumulative effect of change in accounting	-	-	-	-
Balances at beginning of period, as adjusted	(738)	(5,798)	-	(6,536)
Other comprehensive income (loss) before reclassifications	2,731	-	-	2,731
Amounts reclassified from AOCL	(7)	-	-	(7)
Net current period other comprehensive income (loss)	2,724	-	-	2,724
Balances at end of period	$1,986	$(5,798)	$-	$(3,812)

For the six months ended June 30,
2018
Balances at beginning of period	$(470)	$(5,798)	$269	$(5,999)
Other comprehensive income (loss) before reclassifications	(4,003)	-	799	(3,204)
Amounts reclassified from AOCL	36	-	(47)	(11)
Net current period other comprehensive income (loss)	(3,967)	-	752	(3,215)
Balances at end of period	$(4,437)	$(5,798)	$1,021	$(9,214)

2017
Balances at beginning of period	$(3,310)	$(5,798)	$-	$(9,108)
Cumulative effect of change in accounting	300	-	-	300
Balances at beginning of period, as adjusted	(3,010)	(5,798)	-	(8,808)
Other comprehensive income (loss) before reclassifications	5,072	-	-	5,072
Amounts reclassified from AOCL	(76)	-	-	(76)
Net current period other comprehensive income (loss)	4,996	-	-	4,996
Balances at end of period	$1,986	$(5,798)	$-	$(3,812)

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

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2018
Unrealized losses on securities available for sale
	$(26)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(26)	Total reclassifications before tax
	(5)	Income tax expense
	$(21)	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(53)	Interest expense
	(11)	Income tax expense
	$(42)	Reclassification, net of tax

	$21	Total reclassifications for the period, net of tax

2017
Unrealized gains on securities available for sale
	$11	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	11	Total reclassifications before tax
	4	Income tax expense
	$7	Reclassifications, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2018
Unrealized losses on securities available for sale
	$(45)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(45)	Total reclassifications before tax
	(9)	Income tax expense
	$(36)	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(59)	Interest expense
	(12)	Income tax expense
	$(47)	Reclassification, net of tax

	$11	Total reclassifications for the period, net of tax

2017
Unrealized gains on securities available for sale
	$117	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	117	Total reclassifications before tax
	41	Income tax expense
	$76	Reclassifications, net of tax

15.	Mepco Sale

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

Effective April 1, 2018, we completed the acquisition of all of the issued and outstanding shares of common stock of TCSB through a merger of TCSB into Independent Bank Corporation (“IBCP”), with IBCP as the surviving corporation (the ‘‘Merger’’).  On that same date we also consolidated Traverse City State Bank, TCSB’s wholly-owned subsidiary bank, into Independent Bank (with Independent Bank as the surviving institution).  Under the terms of the merger agreement each holder of TCSB common stock received 1.1166 shares of IBCP common stock plus cash in lieu of fractional shares totaling $0.005 million.  TCSB option holders had their options converted into IBCP stock options.  As a result we issued 2.71 million shares of common stock and 0.19 million stock options with a fair value of approximately $64.5 million to the shareholders and option holders of TCSB.  The fair value of common stock and stock options issued as the consideration paid for TCSB was determined using the closing price of our common stock on the acquisition date.  This acquisition was accounted for under the acquisition method of accounting.  Accordingly, we recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  TCSB results of operations are included in our results beginning April 1, 2018.  Non-interest expense includes $3.1 million and $3.3 million of costs incurred during the three and six month periods ended June 30, 2018, respectively related to the Merger. Any remaining merger related costs will be expensed as incurred in future periods.

The following table reflects our preliminary valuation of the assets acquired and liabilities assumed:

(In thousands)
Cash and cash equivalents	$23,521
Interest bearing deposits - time	4,054
Securities available for sale	6,066
Federal Home Loan Bank stock	778
Loans, net	295,799
Property and equipement, net	1,067
Capitalized mortgage loan servicing rights	3,047
Accrued income and other assets	2,650
Other intangibles (1)	5,798
Total assets acquired	342,780

Deposits	287,710
Other borrowings	14,345
Subordinated debentures	3,768
Accrued expenses and other liabilities	1,429
Total liabilities assumed	307,252
Net assets acquired	35,528
Goodwill	29,012
Purchase price (fair value of consideration)	$64,540

(1)	Relates to core deposit intangibles (see note #7).

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Management views the disclosed fair values presented above to be provisional.  Prior to the end of the one-year measurement period for finalizing acquisition-date fair values, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined.

Goodwill related to this acquisition will not be deductible for tax purposes and consists largely of synergies and cost savings resulting from the combining of the operations of TCSB into ours as well as expansion into a new market.

The estimated fair value of the core deposit intangible was $5.8 million and is being amortized over an estimated useful life of 10 years.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows.  However, we believe that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans which have shown evidence of credit deterioration since origination.  Receivables acquired that are not subject to these requirements included non-impaired customer receivables with a fair value and gross contractual amounts receivable of $292.9 million and $298.6 million on the date of acquisition.

17.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method (see note #2). We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of ASU 2014-09.  These sources of revenue that are excluded from the scope of this amended guidance include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 82.8% and 79.7% of total revenues at June 30, 2018 and 2017, respectively.

Material sources of revenue that are included in the scope of ASC Topic 606 include service charges on deposits, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of June 30, 2018.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Net (gains) losses other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the six months ending June 30, 2018 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute for the three months ending June 30, 2018 follows:

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,044				$2,044
Account service charges	588				588
ATM fees		$358			358
Other		230			230
Business
Overdraft fees	380				380
Account service charges	83				83
ATM fees		8			8
Other		146			146
Interchange income			$2,504		2,504
Asset management revenue				$281	281
Transaction based revenue				202	202

Total	$3,095	$742	$2,504	$483	$6,824

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$742
Investment and insurance commissions					483
Bank owned life insurance					220
Other					772
Total					$2,217

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute for the six months ending June 30, 2018 follows:

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$4,016				$4,016
Account service charges	1,088				1,088
ATM fees		$703			703
Other		437			437
Business
Overdraft fees	745				745
Account service charges	151				151
ATM fees		16			16
Other		275			275
Interchange income			$4,750		4,750
Asset management revenue				$552	552
Transaction based revenue				369	369

Total	$6,000	$1,431	$4,750	$921	$13,102

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,431
Investment and insurance commissions					921
Bank owned life insurance					476
Other					1,332
Total					$4,160

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

We paid aggregate Merger consideration of approximately $64.5 million in IBCP common stock or stock options for all of the shares of TCSB common stock and TCSB stock options issued and outstanding immediately before the effective time of the Merger. Based on a preliminary valuation of the assets acquired and liabilities assumed in the Merger, we recorded: $29.0 million of goodwill, a core deposit intangible (“CDI”) of $5.8 million, discounts of $6.5 million, $0.4 million and $1.5 million on loans, time deposits and borrowings, respectively, and a $0.5 million write-down of property and equipment.  The goodwill will be periodically tested for impairment and the CDI will be amortized over a ten year period ($0.2 million of amortization for this CDI was recorded in the second quarter of 2018).  The discounts will be accreted based on the lives of the related assets or liabilities.  On or before March 31, 2019, we will finalize the valuation of the assets acquired and liabilities assumed in the Merger and record and disclose any adjustments to the preliminary valuation.

Index
Regulation. On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in ratably over a four-year period that began in 2016.  In 2018, 1.875% is being added to the minimum ratio for adequately capitalized institutions.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer (now 6.375% in 2018).  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.  As of June 30, 2018 and December 31, 2017 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the second quarter and first six months of 2018 as compared to 2017.

Results of Operations

Summary.  We recorded net income of $8.8 million and $5.9 million, respectively, during the three months ended June 30, 2018 and 2017.  The increase in 2018 second quarter results as compared to 2017 primarily reflects increases in net interest income and non-interest income as well as a decrease in income tax expense that were partially offset by increases in the provision for loan losses and in non-interest expense.

We recorded net income of $18.0 million and $11.9 million, respectively, during the six months ended June 30, 2018 and 2017.  The increase in 2018 year-to-date results as compared to 2017 is primarily due to increases in net interest income and non-interest income as well as a decrease in income tax expense that were partially offset by increases in the provision for loan losses and in non-interest expense.

Index
Key performance ratios
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (annualized) to
Average assets	1.12%	0.92%	1.22%	0.93%
Average common shareholders’ equity	10.57	9.15	12.09	9.38

Net income per common share
Basic	$0.37	$0.28	$0.79	$0.56
Diluted	0.36	0.27	0.78	0.55

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

Our net interest income totaled $29.0 million during the second quarter of 2018, an increase of $7.5 million, or 34.8% from the year-ago period.  This increase primarily reflects a $540.7 million increase in average interest-earning assets as well as a 33 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first six months of 2018, net interest income totaled $52.9 million, an increase of $10.0 million, or 23.2% from 2017.  This increase primarily reflects a $391.2 million increase in average interest-earning assets as well as an 18 basis point increase in our net interest margin.

Interest and fees on loans for the second quarter and first six months of 2018 include $0.6 million of accretion of the discount recorded on loans acquired in the Merger.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds as well as the impact of the Merger.  The increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans), increases in short-term market interest rates and the impact of the Merger.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the second quarter and first six months of 2018 non-accrual loans averaged $7.5 million in each period compared to $9.0 million and $10.3 million, respectively for the same periods in 2017.  In addition, in the second quarter and first six months of 2018 we had net recoveries of $0.18 million and $0.35 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.13 million and $0.63 million, respectively, during the same periods in 2017.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,442,159	$29,606	4.86%	$1,779,916	$19,919	4.49%
Tax-exempt loans (1)	6,897	85	4.94	3,037	46	6.08
Taxable securities	401,102	2,720	2.71	503,863	2,781	2.21
Tax-exempt securities (1)	69,325	559	3.23	88,731	783	3.53
Interest bearing cash	28,187	66	0.94	32,193	53	0.66
Other investments	16,312	199	4.89	15,543	239	6.17
Interest Earning Assets	2,963,982	33,235	4.49	2,423,283	23,821	3.94
Cash and due from banks	31,564			30,649
Other assets, net	172,650			144,673
Total Assets	$3,168,196			$2,598,605

Liabilities
Savings and interest- bearing checking	$1,241,700	1,011	0.33	$1,058,768	316	0.12
Time deposits	603,833	2,198	1.46	468,705	1,162	0.99
Other borrowings	100,754	914	3.64	68,511	563	3.30
Interest Bearing Liabilities	1,946,287	4,123	0.85	1,595,984	2,041	0.51
Non-interest bearing deposits	855,829			712,132
Other liabilities	31,454			30,394
Shareholders’ equity	334,626			260,095
Total liabilities and shareholders’ equity	$3,168,196			$2,598,605

Net Interest Income		$29,112			$21,780

Net Interest Income as a Percent of Average Interest Earning Assets			3.93%			3.60%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21% in 2018 and 35% in 2017.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,252,492	$52,945	4.72%	$1,733,225	$39,743	4.61%
Tax-exempt loans (1)	4,526	104	4.63	3,549	98	5.57
Taxable securities	411,619	5,355	2.60	512,586	5,535	2.16
Tax-exempt securities (1)	73,810	1,162	3.15	83,417	1,481	3.55
Interest bearing cash	30,531	148	0.98	49,356	166	0.68
Other investments	15,930	447	5.66	15,543	438	5.68
Interest Earning Assets	2,788,908	60,161	4.33	2,397,676	47,461	3.98
Cash and due from banks	31,848			32,212
Other assets, net	152,912			149,306
Total Assets	$2,973,668			$2,579,194

Liabilities
Savings and interest- bearing checking	$1,168,747	1,562	0.27	$1,052,973	599	0.11
Time deposits	584,167	3,934	1.36	475,409	2,322	0.98
Other borrowings	82,920	1,488	3.62	56,823	1,033	3.67
Interest Bearing Liabilities	1,835,834	6,984	0.77	1,585,205	3,954	0.50
Non-interest bearing deposits	807,504			708,363
Other liabilities	30,531			29,772
Shareholders’ equity	299,799			255,854
Total liabilities and shareholders’ equity	$2,973,668			$2,579,194

Net Interest Income		$53,177			$43,507

Net Interest Income as a Percent of Average Interest Earning Assets			3.83%			3.65%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21% in 2018 and 35% in 2017.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$28,980	$21,492	$52,916	$42,958
Add: taxable equivalent adjustment	132	288	261	549
Net interest income - taxable equivalent	$29,112	$21,780	$53,177	$43,507
Net interest margin (GAAP) (1)	3.92%	3.56%	3.81%	3.61%
Net interest margin (FTE) (1)	3.93%	3.60%	3.83%	3.65%

(1)	Annualized

Provision for loan losses.  The provision for loan losses was an expense of $0.7 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively. During the six-month periods ended June 30, 2018 and 2017, the provision was an expense of $1.0 million and $0.2 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2018.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $12.3 million during the second quarter of 2018 compared to $10.4 million in 2017.  For the first six months of 2018 non-interest income totaled $24.0 million compared to $20.8 million for the first six months of 2017.  We adopted Financial Accounting Standards Board Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) on January 1, 2018, using the modified retrospective method.  Although ASU 2014-09 did not have any impact on our January 1, 2018 shareholders’ equity or second quarter and year-to-date 2018 net income, it did result in a classification change in non-interest income and non-interest expense as compared to the prior year period.  Specifically, in the second quarter and first six months of 2018, interchange income and interchange expense each increased by $0.4 million and $0.7 million, respectively, due to classification changes under ASU 2014-09 (also see notes #2 and #17 to the Condensed Consolidated Financial Statements included within this report).

Index
The components of non-interest income are as follows:

Non-Interest Income
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service charges on deposit accounts	$3,095	$3,175	$6,000	$6,184
Interchange income	2,504	2,005	4,750	3,927
Net gains (losses) on assets:
Mortgage loans	3,255	3,344	5,826	5,915
Securities	9	(34)	(164)	(7)
Mortgage loan servicing, net	1,235	(158)	3,456	667
Investment and insurance commissions	483	467	921	935
Bank owned life insurance	220	240	476	493
Other	1,514	1,407	2,763	2,671
Total non-interest income	$12,315	$10,446	$24,028	$20,785

Service charges on deposit accounts decreased on both a comparative quarterly and year-to-date basis in 2018 as compared to 2017.  These decreases were principally due to lower service charges on commercial accounts and a decrease in non-sufficient funds occurrences.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2018 as compared to 2017 due primarily to the aforementioned impact of ASU 2014-09.

Net gains on mortgage loans decreased slightly on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Mortgage loans originated	$226,264	$235,087	$385,231	$393,168
Mortgage loans sold	115,299	104,714	221,642	184,405
Net gains on mortgage loans	3,255	3,344	5,826	5,915
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.82%	3.19%	2.63%	3.21%
Fair value adjustments included in the Loan Sales Margin	0.57	0.32	0.35	0.27

The slight decrease in mortgage loans originated is due primarily to higher interest rates suppressing refinance volumes. Mortgage loans sold increased due to a higher mix of salable loans in our origination volumes. Net gains on mortgage loans decreased in 2018 as compared to 2017 due to a lower Loan Sales Margin as discussed below.

Index
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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.25% and 2.87% in the second quarters of 2018 and 2017, respectively and 2.28% and 2.94% for the comparative 2018 and 2017 year-to-date periods, respectively.  The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2018 was generally due to a narrowing of primary-to-secondary market pricing spreads due to competitive factors throughout the mortgage banking industry (generally higher mortgage loan interest rates and a decline in refinance volume). The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities were relatively nominal for all of the periods presented. We recorded no net impairment losses in either 2018 or 2017 for other than temporary impairment of securities available for sale.   (See “Securities.”)

Mortgage loan servicing, net, generated income of $1.2 million and a loss of $0.2 million in the second quarters of 2018 and 2017, respectively. For the first six months of 2018, mortgage loan servicing, net, generated income of $3.5 million as compared to income of $0.7 million in 2017. This activity is summarized in the following table:

	Three Months Ended		Six Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,372	$1,073	$2,564	$2,162
Fair value change due to price	518	(648)	1,976	(503)
Fair value change due to pay-downs	(655)	(583)	(1,084)	(992)
Total	$1,235	$(158)	$3,456	$667

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$17,783	$14,727	$15,699	$13,671
Change in accounting	-	-	-	542
Balance at beginning of period, as adjusted	17,783	14,727	15,699	14,213
Servicing rights acquired	3,047	-	3,047	-
Originated servicing rights capitalized	1,155	1,019	2,210	1,797
Change in fair value	(137)	(1,231)	892	(1,495)
Balance at end of period	$21,848	$14,515	$21,848	$14,515

At June 30, 2018 we were servicing approximately $2.21 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.17% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights at June 30, 2018 totaled $21.8 million, representing approximately 98.8 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues were relatively comparable on both a quarterly and year-to-date basis in 2018 as compared to 2017.

Income from bank owned life insurance declined on both a comparative quarterly and year-to-date basis in 2018 compared to 2017 reflecting a lower crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.6 million at both June 30, 2018 and December 31, 2017.

Other non-interest income increased slightly on both a comparative quarterly and year-to-date basis in 2018 compared to 2017, due primarily to an increase in fees earned on interest rate swap agreements for our commercial loan customers.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $7.0 million to $29.8 million and by $7.6 million to $53.9 million during the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods in 2017.  Many of our components of non-interest expense increased in 2018 due to the TCSB Merger.

Index
The components of non-interest expense are as follows:

Non-Interest Expense
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Compensation	$9,574	$8,707	$18,504	$18,379
Performance-based compensation	3,150	2,138	5,933	4,131
Payroll taxes and employee benefits	3,145	2,535	5,900	5,017
Compensation and employee benefits	15,869	13,380	30,337	27,527
Occupancy, net	2,170	1,920	4,434	4,062
Data processing	2,251	1,937	4,129	3,874
Merger related expenses	3,082	--	3,256	--
Furniture, fixtures and equipment	1,019	1,005	1,986	1,982
Communications	704	678	1,384	1,361
Loan and collection	692	670	1,369	1,083
Interchange expense	661	292	1,259	575
Advertising	543	519	984	1,025
Legal and professional	456	389	834	826
FDIC deposit insurance	250	202	480	400
Amortization of intangible assets	295	86	381	173
Supplies	178	159	343	331
Credit card and bank service fees	106	136	202	327
Provision for loss reimbursement on sold loans	20	20	31	51
Costs (recoveries) related to unfunded lending commitments	37	130	(77)	240
Net (gains) losses on other real estate and repossessed assets	(4)	91	(294)	102
Other	1,432	1,147	2,858	2,391
Total non-interest expense	$29,761	$22,761	$53,896	$46,330

Compensation and employee benefits expenses, in total, increased $2.5 million on a quarterly comparative basis and increased $2.8 million for the first six months of 2018 compared to the same periods in 2017.

Compensation expense increased by $0.9 million and $0.1 million in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017.  The second quarter year-over-year increase was primarily due to the TCSB Merger.  The reduced increase on a year to date basis is primarily because the first quarter of 2017 included some one-time compensation costs related to the expansion of our mortgage banking operations.

Performance-based compensation increased by $1.0 million and $1.8 million in the second quarter and first six months of 2018, respectively, versus the same periods in 2017, due primarily to relative comparative changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.  In addition, we introduced a new incentive compensation plan for hourly employees in 2018 that increased performance-based compensation by $0.15 million and $0.51 million for the second quarter and first six months of 2018, respectively.

Index
Payroll taxes and employee benefits increased by $0.6 million and $0.9 million in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, due primarily to increases in payroll taxes (due to the aforementioned increases in compensation), higher health care costs (due to increased claims in 2018) and higher 401(k) plan costs (due to an increase in the employer match percentage).

Occupancy, net, increased by $0.25 million and $0.37 million in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, principally due to additional locations acquired in the TCSB Merger and additional loan production offices opened during 2017.

Data processing expenses increased by $0.3 million for both the second quarter and first six months of 2018, respectively, compared to the same periods in 2017. The second quarter 2018 increase is due to the TCSB Merger.  We completed the conversion of TCSB loan and deposit accounts onto our core systems in June 2018.  As a result, we anticipate that quarterly data processing costs will decline by approximately $0.2 million to $0.3 million from the second quarter 2018 level of $2.25 million.

Merger related expenses totaled $3.1 million and $3.3 million for the second quarter and first six months of 2018, respectively.  These expenses include our investment banking fees, certain accounting and legal costs, various contract termination fees, data processing conversion costs, payments made on officer change-in-control contracts, and employee severance costs.  We expect to have a minor amount of merger related expenses in the third quarter of 2018 due principally to additional systems conversions (primarily related to document imaging).

Furniture, fixtures and equipment, communications, advertising, legal and professional and supplies expenses were relatively comparable on both a quarterly and year-to-date basis in 2018 as compared to 2017.

Loan and collection expenses reflect costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits.  The year-to-date comparative increase is primarily because the first quarter of 2017 included a $0.2 million reimbursement of previously incurred expenses related to the resolution and payoff of a non-accrual loan.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased in 2018 on both a comparative quarterly and year-to-date basis due primarily to the impact of the implementation of ASU 2014-09 on January 1, 2018.  Prior to the first quarter of 2018, certain processing costs were being netted against interchange income.  As described above, under ASU 2014-09 these costs are no longer being netted against interchange income but instead are being reported as part of interchange expense.

FDIC deposit insurance expense increased in 2018 on both a comparative quarterly and year-to-date basis due primarily to our increase in total assets.

Index
The amortization of intangible assets relates to the TCSB Merger and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $7.0 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Credit card and bank service fees decreased in 2018 on both a comparative quarterly and year-to-date basis primarily due to the sale of our payment plan processing business (Mepco Finance Corporation) in May 2017.

The provision for loss reimbursement on sold loans was an expense of $0.02 million and $0.03 million in the second quarter and first six months of 2018, respectively, compared to an expense of $0.02 million and $0.05 million in the second quarter and first six months of 2017, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2018 and 2017 are primarily due to growth in the balance of loans serviced for investors.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.81 million and $0.67 million at June 30, 2018 and December 31, 2017, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Other non-interest expenses increased in 2018 on both a comparative quarterly and year-to-date basis due primarily to small increases in several categories of expenses (directors fees, travel and entertainment, certain state franchise taxes, and deposit account/debit card fraud).

Income tax expense.  We recorded an income tax expense of $2.1 million and $4.1 million in the second quarter and the first six months of 2018, respectively. This compares to an income tax expense of $2.7 million and $5.3 million in the second quarter and the first six months of 2017, respectively. As described earlier under “Recent Developments” our statutory federal corporate income tax rate was reduced to 21% (from 35%) effective on January 1, 2018.

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

Index
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2018 and 2017 and at December 31, 2017, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $445.2 million during the first six months of 2018 reflecting the TCSB Merger and organic loan growth.  The total assets, loans and deposits acquired in the TCSB Merger were approximately $342.8 million, $295.8 million (including $1.3 million of loans held for sale) and $287.7 million, respectively.

Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.47 billion at June 30, 2018, an increase of $448.5 million, or 22.2%, from December 31, 2017.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.78 billion at June 30, 2018, compared to $2.40 billion at December 31, 2017.  The $380.0 million increase in total deposits during the period is primarily due to the TCSB Merger and growth in brokered time deposits.

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

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
June 30, 2018	$456,209	$1,847	$7,463	$450,593
December 31, 2017	523,520	3,197	3,792	522,925

Securities available for sale declined $72.3 million during the first six months of 2018.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either of the first six months of 2018 or 2017.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Six months ended June 30,
	2018	2017
	(In thousands)

Proceeds	$31,445	$7,830

Gross gains	$81	$117
Gross losses	(126)	-
Net impairment charges	-	-
Fair value adjustments	(119)	(124)
Net losses	$(164)	$(7)

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch and loan production office network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.  In March 2018, we sold $16.5 million of single-family residential fixed and adjustable rate mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.05 million.  These mortgage loans were all on properties located in Ohio and were sold primarily for asset/liability management purposes.  At June 30, 2018, we had $13.2 million of single-family residential fixed and adjustable rate mortgage loans classified as held for sale (and carried at the lower of cost or fair value). These loans are expected to be sold on a servicing retained basis to another financial institution in the third quarter of 2018.  These mortgage loans are all on properties located in Ohio and are also being sold primarily for asset/liability management purposes.

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Due primarily to the expansion of our mortgage-banking activities and a change in mix in our mortgage loan originations, we are now originating and putting into Portfolio Loans, more fixed rate mortgage loans as compared to past periods.  These fixed rate mortgage loans generally have terms from 15 to 30 years, do not have prepayment penalties and expose us to more interest rate risk.  To date, our interest rate risk profile has not changed significantly.  However, we are carefully monitoring this change in the composition of our Portfolio Loans and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. (See “Asset/liability management.”).  As a result, we have added and may continue to add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may begin to attempt to sell fixed rate jumbo mortgage loans in the future.

Index
A summary of our Portfolio Loans follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Real estate(1)
Residential first mortgages	$757,977	$672,592
Residential home equity and other junior mortgages	173,753	136,560
Construction and land development	163,138	143,188
Other(2)	686,618	538,880
Consumer	353,142	291,091
Commercial	326,170	231,786
Agricultural	6,519	4,720
Total loans	$2,467,317	$2,018,817

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets(1)
	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans	$9,082	$8,184
Loans 90 days or more past due and still accruing interest	--	--
Total non-performing loans	9,082	8,184
Other real estate and repossessed assets	1,689	1,643
Total non-performing assets	$10,771	$9,827
As a percent of Portfolio Loans
Non-performing loans	0.37%	0.41%
Allowance for loan losses	0.95	1.12
Non-performing assets to total assets	0.33	0.35
Allowance for loan losses as a percent of non-performing loans	258.80	275.99

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

Index
Troubled debt restructurings ("TDR")
	June 30, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,792	$50,313		$58,105
Non-performing TDR's(2)	245	3,112	(3)	3,357
Total	$8,037	$53,425		$61,462

	December 31, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,748	$52,367		$60,115
Non-performing TDR's(2)	323	4,506	(3)	4,829
Total	$8,071	$56,873		$64,944

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $0.9 million during the first six months of 2018 due principally to an increase in non-performing commercial loans. The increase in non-performing commercial loans primarily reflects one relationship moving into non-accrual in the second quarter of 2018.  Because of our collateral position, we do not expect any loss from the resolution of this loan relationship.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $58.1 million, or 2.4% of total Portfolio Loans, and $60.1 million, or 3.0% of total Portfolio Loans, at June 30, 2018 and December 31, 2017, respectively. The decrease in the amount of performing TDRs in the first six months of 2018 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets totaled $1.7 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

Index
The following tables reflect activity in and the allocation of the allowance for loan losses (“AFLL”).

Allowance for loan losses
	Six months ended June 30,
	2018		2017
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$22,587	$1,125	$20,234	$650
Additions (deductions)
Provision for loan losses	965	-	224	-
Recoveries credited to allowance	1,860	-	1,786	-
Loans charged against the allowance	(1,908)	-	(1,658)	-
Additions included in non-interest expense	-	(77)	-	240
Balance at end of period	$23,504	$1,048	$20,586	$890

Net loans charged against the allowance to average Portfolio Loans	0.00%		(0.02)%

Allocation of the Allowance for Loan Losses
	June 30, 2018	December 31, 2017
	(In thousands)
Specific allocations	$6,307	$6,839
Other adversely rated commercial loans	1,721	1,228
Historical loss allocations	7,189	7,125
Additional allocations based on subjective factors	8,287	7,395
Total	$23,504	$22,587

Some loans will not be repaid in full. Therefore, an AFLL is maintained at a level which represents our best estimate of losses incurred. In determining the AFLL and the related provision for loan losses, we consider four principal elements: (i) specific allocations based upon probable losses identified during the review of the loan portfolio, (ii) allocations established for other adversely rated commercial loans, (iii) allocations based principally on historical loan loss experience, and (iv) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios.

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

No allowance for loan losses was brought forward on any of the TCSB acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. An allowance for loan losses will be established for any subsequent credit deterioration or adverse changes in expected cash flows.

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

The allowance for loan losses increased $0.9 million to $23.5 million at June 30, 2018 from $22.6 million at December 31, 2017 and was equal to 0.95% of total Portfolio Loans at June 30, 2018 compared to 1.12% at December 31, 2017.

Three of the four components of the allowance for loan losses outlined above increased in the first six months of 2018. The allowance for loan losses related to specific loans decreased $0.5 million in 2018 due primarily to a decline in the balance of individually impaired loans and charge-offs.  The allowance for loan losses related to other adversely rated commercial loans increased $0.5 million in 2018 primarily due to an increase in the balance of such loans included in this component to $34.8 million at June 30, 2018 from $27.2 million at December 31, 2017 and $14.4 million at June 30, 2017.  Approximately 55% of the year-over-year increase of $20.4 million was in the earliest watch stage (7-rated commercial loans), and at the present time, no significant loss is expected on any of these credits. The allowance for loan losses related to historical losses increased $0.1 million during 2018 due principally to loan growth.  The allowance for loan losses related to subjective factors increased $0.9 million during 2018 primarily due to loan growth.

Index
By comparison, three of the four components of the allowance for loan losses outlined above also increased in the first half of 2017. The allowance for loan losses related to specific loans decreased $1.9 million in 2017 due primarily to a decline in the balance of individually impaired loans as well as charge-offs.  In particular, we received a full payoff in March 2017 on a commercial loan that had a specific reserve of $1.2 million at December 31, 2016. The allowance for loan losses related to other adversely rated commercial loans increased $0.1 million in 2017 primarily due to an increase in the balance of such loans included in this component to $14.4 million at June 30, 2017 from $11.8 million at December 31, 2016. The allowance for loan losses related to historical losses increased $1.4 million during 2017 due principally to slight upward adjustments in our probability of default and expected loss rates for commercial loans, an additional component of approximately $0.6 million added for loans secured by commercial real estate due primarily to emerging risks in this sector (such as retail store closings and potential overdevelopment in certain markets) and loan growth. We also extended our historical lookback period to be more representative of the probability of default and account for infrequent migration events and extremely low levels of watch credits.  The allowance for loan losses related to subjective factors increased $0.8 million during 2017 primarily due to loan growth.

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

Deposits totaled $2.78 billion and $2.40 billion at June 30, 2018 and December 31, 2017, respectively.  The $380.0 million increase in deposits in the first six months of 2018 is primarily due to the TCSB Merger and growth in brokered time deposits.  Reciprocal deposits totaled $66.5 million and $51.0 million at June 30, 2018 and December 31, 2017, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2018, we had approximately $598.3 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

Index
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and brokered time deposits to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of federal funds purchased and advances from the FHLB, totaled $40.6 million and $54.6 million at June 30, 2018 and December 31, 2017, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and brokered time deposits to augment our core deposits and fund a portion of our assets. At June 30, 2018, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $333.5 million, or 11.8% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first six months of 2018 and 2017, we entered into $4.8 million and $11.0 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.33 million and $0.16 million of fee income related to these transactions during the first six months of 2018 and 2017, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

Index
At June 30, 2018, we had $534.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.12 billion of our deposits at June 30, 2018, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $23.9 million as of June 30, 2018 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	June 30, 2018	December 31, 2017
	(In thousands)
Subordinated debentures	$39,354	$35,569
Amount not qualifying as regulatory capital	(1,224)	(1,069)
Amount qualifying as regulatory capital	38,130	34,500
Shareholders’ equity
Common stock	389,195	324,986
Accumulated deficit	(42,898)	(54,054)
Accumulated other comprehensive loss	(9,214)	(5,999)
Total shareholders’ equity	337,083	264,933
Total capitalization	$375,213	$299,433

Index
We currently have four special purpose entities with $39.4 million of outstanding cumulative trust preferred securities.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

As part of the TCSB Merger we acquired TCSB Statutory Trust I (a statutory business trust formed solely to issue capital securities) and assumed approximately $5.2 million of subordinated debentures that had a fair value of approximately $3.8 million on April 1, 2018.  The trust preferred securities issued by TCSB Statutory Trust I mature in March 2035.  The discount recorded on the subordinated debentures will be accreted over their remaining life.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2018 and December 31, 2017. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $337.1 million at June 30, 2018 from $264.9 million at December 31, 2017 due primarily to shares issued in the TCSB Merger and our net income that was partially offset by an increase in our accumulated other comprehensive loss and by dividends that we paid. Our tangible common equity (“TCE”) totaled $301.1 million and $263.3 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.41% and 9.45% at June 30, 2018 and December 31, 2017, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

In January 2018, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2018 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2018.  We did not repurchase any shares during the first six months of 2018.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.15 per share and $0.10 per share in the second quarters of 2018 and 2017, respectively.    We generally favor a dividend payout ratio between 30% and 50% of net income.

As of June 30, 2018 and December 31, 2017, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2018
200 basis point rise	$472,200	(3.55)%	$118,800	1.02%
100 basis point rise	485,900	(0.76)	118,800	1.02
Base-rate scenario	489,600	-	117,600	-
100 basis point decline	468,200	(4.37)	113,300	(3.66)

December 31, 2017
200 basis point rise	$409,200	(1.23)%	$99,100	2.27%
100 basis point rise	417,100	0.68	98,600	1.75
Base-rate scenario	414,300	-	96,900	-
100 basis point decline	386,400	(6.73)	91,600	(5.47)

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

Index
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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2018, the Company issued 665 shares of common stock to non-employee directors on a current basis and 1,643 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on April 1, 2018, at a price of $22.90 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2018	-	$-	-	1,066,693
May 2018	-	-	-	1,066,693
June 2018	255	26.00	-	1,066,693
Total	255	$26.00	-	1,066,693

(1)	Represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	101.	INS Instance Document
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

Date	August 3, 2018	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 3, 2018	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer